Form 10-Q
period 1996-12-31
NEWSOUTH BANCORP INC
filed 1997-03-27
CIK 1027183

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996


[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                       Commission File Number:  0-22219

                            NEWSOUTH BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                             56-1999749
   ---------------------------------            ---------------------
   (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)               Identification No.)

            1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA  27889
            -------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (919) 946-4178
--------------------------------------------------------------------------------
              Registrant's Telephone Number, Including Area Code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes            No     X
                                               --------      ---------



     As of March 24, 1997, the issuer had one share of Common Stock issued and outstanding.

                                   CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
           December 31, 1996 (unaudited) and September 30, 1996.............  1

         Consolidated Statement of Operations for the Three Months Ended
          December 31, 1996 and 1995 (unaudited)............................  2

         Consolidated Statement of Cash Flows for the Three Months Ended
          December 31, 1996 and 1995 (unaudited)............................  3

         Notes to Consolidated Financial Statements.........................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  7

Item 2.  Changes in Securities..............................................  7

Item 3.  Defaults Upon Senior Securities....................................  7

Item 4.  Submission of Matters to a Vote of Security Holders................  7

Item 5.  Other Information..................................................  8

Item 6.  Exhibits and Reports on Form 8-K...................................  8

SIGNATURES..................................................................  9

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED STATEMENT OF  CONDITION
(Unaudited)

                                                         December 31           September 30
                                                             1996                  1996
                                                       --------------        --------------
ASSETS

Cash and due from banks                                $   2,618,731         $   2,811,326
Interest-bearing deposits in banks                         3,273,393             5,765,251
Investment securities:
  Available for sale                                       5,118,220             8,106,581
Mortgage backed securities:
  Available for sale                                      18,669,133            14,797,424
Loans receivable, net:
  Held for sale                                           24,735,581            21,627,590
  Held for investment                                    137,033,553           134,053,705
Premises and equipment, net                                2,882,503             2,900,421
Income taxes refundable                                      247,010               385,373
Deferred income taxes                                        150,000               223,983
Real estate owned                                            672,193               178,509
Federal Home Loan Bank stock, at cost                      1,287,500             1,287,500
Accrued interest receivable                                1,461,928             1,382,569
Prepaid expenses and other assets                            906,171               618,921
                                                       --------------        --------------
Total assets                                           $ 199,055,916         $ 194,139,153
                                                       ==============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits
       Demand                                          $  32,427,671         $  27,334,469
       Savings                                             7,270,547             7,019,797
       Time                                              136,611,950           136,859,020
                                                       --------------        --------------
            Total deposits                               176,310,168           171,213,286

Borrowed money                                               705,414             1,039,608
Accrued interest payable                                      75,275                67,939
Income taxes payable                                         390,858                    -
Deferred income taxes
Advance payments by borrowers for property                   399,853               383,517
  taxes and insurance                                      2,231,597             3,088,232
                                                       --------------        --------------
Other liabilities                                        180,113,165           175,792,582

Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1 ,000,000 shares; none issued                               -                     -
   Common stock, $.01 par value, authorized
     8,000,000 shares; 1 issued and outstanding                   -                     -
   Retained income, substantially restricted              18,942,751            18,346,571
                                                       --------------        --------------
   Total stockholders' equity                             18,942,751            18,346,571
                                                       --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 199,055,916         $ 194,139,153
                                                       ==============        ==============


See Notes to Consolidated Financial Statements.

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED STATEMENT OF  OPERATIONS
(Unaudited)

                                                                 Three Months Ended
                                                                    December 31
                                                           ------------------------------
                                                             1996                  1995
                                                           ------------------------------
Interest income:
  Interest and fees on loans                              $3,572,633            $3,341,989
  Interest and dividends in investments and deposits         510,280               472,026
                                                          -----------           -----------
           Total interest income                           4,082,913             3,814,015

Interest expense:
  Interest on deposits                                     2,071,778             2,029,022
  Interest on borrowings                                      15,207                39,911
                                                          -----------           -----------
           Total interest expense                          2,086,985             2,068,933


Net interest income before provision for possible
  losses                                                   1,995,928             1,745,082
Provision for  possible loan losses                          106,578                88,000
                                                          -----------           -----------
           Net  interest income                            1,889,350             1,657,082


Other income:
  Loan fees and service charges                              157,414               122,555
  Loan servicing fees                                        161,578               156,009
  Gain on sale of real estate, net                                 -                14,171
  Gain on sale of mortgage loans and mortgage-
      backed securities                                        8,140               194,078
  Other  income                                               43,077                30,862
                                                          -----------           -----------
           Total other income                                370,209               517,675


General and administrative expenses:
  Compensation and fringe benefits                           927,738               817,403
  Federal insurance premiums                                       -                88,416
  Premises and equipment                                      95,204               113,688
  Advertising                                                 25,149                26,793
  Payroll and other taxes                                     70,661                67,704
  Other                                                      349,314               301,451
                                                          -----------           -----------
           Total general and administrative expenses       1,468,066             1,415,455


Income before income taxes and cumulative effect of
  change in method of accounting for income taxes            791,493               759,302

Income taxes                                                 310,300               255,280
                                                          -----------           -----------

NET INCOME                                                $  481,193            $  504,022
                                                          ===========           ===========
Primary earnings per share                                   n/a                   n/a
Dividends declared per share                                 n/a                   n/a
Average number of common shares outstanding                   1                    n/a

See Notes to Consolidated Financial Statements.

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                          Three Months Ended
                                                                               December 31
                                                                   --------------------------------
                                                                      1996                  1995
                                                                   --------------------------------
OPERATING  ACTIVITIES:
 Net Income                                                        $    481,193       $    504,022
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                          106,578             88,000
     Depreciation                                                        36,168             63,141
     Accretion of discounts on securities                                 6,608                 92
     Provision for deferred income taxes                                464,842                 -
     Gain on disposal of premises and equipment and real
      estate acquired in settlement of loans                                 -             (16,952)
     Gain on sale of mortgage loans and mortgage-backed
      securities                                                         (8,139)           (29,284)
     Loan originations, net of principal repayments, of
      loans held for sale                                           (12,414,310)       (15,945,788)
     Proceeds from principal repayments and sales of
      mortgage-backed securities available-for-sale                   4,610,074          3,863,088
     Proceeds from sale of loans                                      1,003,554         16,401,377
    Changes in assets and liabilities:
      Accrued interest receivable                                       (79,359)          (127,172)
      Income taxes refundable                                           138,363                 -
      Prepaid expenses and other assets                                (287,250)            14,090
      Accrued interest payable                                            7,336             (3,644)
      Income taxes payable                                                   -             228,800
      Other                                                            (914,439)          (325,936)
                                                                   -------------      -------------
        Net cash provided by (used in) operating
         activities                                                  (6,848,781)         4,713,834
                                                                   -------------      -------------
INVESTING ACTIVITIES:
   Proceeds from maturities and sale of securities
    available-for-sale                                                5,000,000                 -
   Proceeds from disposal of premises and equipment and
      real estate acquired in settlement of loans                            -              85,507
   Purchases of investment securities                                (2,000,000)        (1,000,000)
   Redemption (purchases) of Federal Home Loan Bank Stock                    -                  -
   Purchases of premises and equipment                                  (18,250)          (319,925)
   Loan originations, net of principal repayments of
    loans held for investment                                        (3,580,110)        (1,329,503)
                                                                   -------------      -------------
        Net cash used in investing                                     (598,360)        (2,563,921)
                                                                   -------------      -------------
FINANCING ACTIVITIES:
     Net increase in deposit accounts                                 5,096,882            957,730
     Proceeds from borrowings                                         8,120,228          7,218,057
     Repayments of borrowings                                        (8,454,422)        (9,004,636)
                                                                   -------------      -------------
        Net cash provided by financing activities                     4,762,688           (828,849)
                                                                   -------------      -------------
Increase (decrease) in cash and cash equivalents                     (2,684,453)         1,321,064

Cash and cash equivalents, beginning of period                        8,576,577          1,785,686
                                                                   -------------      -------------
Cash and cash equivalents, ending of period                        $  5,892,124       $  3,106,750
                                                                   =============      =============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS

NewSouth Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company for Home Savings Bank, SSB (the "Bank") in connection with the Bank's conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the
"Stock Conversion").   Upon completion of the Stock Conversion, the Bank intends
to convert from a North Carolina chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion") to be known as NewSouth Bank (the "Commercial Bank") and the Commercial Bank will succeed to all of the assets and liabilities of the Converted Bank. A subscription offering of the Company's common stock commenced on February 24, 1997 and the expiration date for submitting stock order forms is March 24, 1997 at 12:00 noon, eastern time.



NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to December 31, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to December 31, 1996, such statements include only the accounts and operations of the Bank. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company, dated February 11, 1997.

NEWSOUTH BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 3.  PLAN OF CONVERSION

On September 19, 1996, the Board of Directors of the Bank adopted a Plan of Conversion (the "Plan"), which provides for both the Stock Conversion and the Bank Conversion. Pursuant to the Stock Conversion, the Bank will convert from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank, and the Converted Bank will operate as a wholly owned subsidiary of a newly organized holding company formed by the Bank. Upon consummation of the Stock Conversion, the Converted Bank will issue all of its outstanding capital stock to the Company in exchange for a portion of the net proceeds from the sale of the Common Stock in the Stock Conversion. Thereafter, pursuant to the Bank Conversion, the Converted Bank will convert to a North Carolina commercial bank.

The Conversion is subject to certain conditions, including the prior approval of the Plan at a special meeting of members to be held on March 24, 1997 (the "Special Meeting").

The portion of the net proceeds from the sale of Common Stock in the Stock Conversion to be distributed to the Converted Bank by the Company will substantially increase the Converted Bank's and the Commercial Bank's capital position, which will in turn increase the amount of funds available for lending and investment and provide greater resources to support the Bank's operations. The holding company structure will provide greater flexibility than the Bank alone would have for diversification of business activities and expansion. Management believes that this increased capital will enable the Converted Bank and the Commercial Bank to compete more effectively with other types of financial services organizations. In addition, the Conversion will enhance the future access of the Company and the Converted Bank and the Commercial Bank to the capital markets and will afford depositors and others the opportunity to become stockholders of the Company and thereby participate in any future growth of the Converted Bank and the Commercial Bank.


NOTE 4.  EARNINGS PER SHARE

Earnings per share for the three month periods ended December 31, 1996 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

     The Bank's total assets increased by $5.0 million, or 2.5%, to $199.1 million at December 31, 1996 from $194.1 million at September 30, 1996. Asset growth during the period was funded by an increase of $5.1 million in deposits, as deposits increased to $176.3 million at December 31, 1996 from $171.2 million at September 30, 1996.

     Cash, investment and mortgage-backed securities decreased by $1.8 million to $29.7 million at December 31, 1996 from $31.5 million at September 30, 1996. This decrease was used to fund the growth in total loans receivable, in conjunction with the above referenced deposit growth, and to fund daily operations in the ordinary course of business. Loans receivable increased by $6.1 million, or 3.9%, to $161.8 million at December 31, 1996 from $155.7 million at September 30, 1996. Retained earnings increased by $596,000, or 3.2% , to $18.9 million at December 31, 1996 from $18.3 million at September 30, 1996, as a result of the $481,000 net income for the period and a $115,000 increase in net unrealized gains on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Net income for the three months ended December 31, 1996 was $481,000, compared to $504,000 for the three months ended December 31, 1995, representing a decrease of $23,000, or 4.6%. The decrease in net income for the three months ended December 31, 1996 is partially attributable to a $19,000 increase in the provision for loan losses, which provision totalled $107,000 in the 1996 period compared to $88,000 in the 1995 period. Net interest income before provision for loan losses increased by $251,000 during the three months ended December 31, 1996 to $2.0 million from $1.7 million for the three months ended December 31, 1995.

     Noninterest income decreased by $147,000 to $370,000 for the three months ended December 31, 1996 from $517,000 for the three months ended December 31, 1995. Gains from the sales of mortgage loans and mortgage-backed securities declined to $8,000 for the 1996 period from $194,000 for the 1995 period.

     Noninterest expense increased by $53,000, or 3.7%, for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. While compensation and employee benefits increased by $110,000, or 11.8%, for the 1996 period as compared to the 1995 period, Federal deposit insurance premiums declined by $88,000 in 1996 compared to 1995. Subject to the Deposit Insurance Funds Act of 1996 (DIFA), the Bank received a full refund of its Federal deposit insurance premium assessment for the three months ended December 31, 1996. The Bank's deposit insurance premium rate was 23 cents per $100 of deposits for the 1995 period. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points. This revised deposit insurance rate structure will enable the Bank to recognize a substantial reduction in deposit insurance premiums going forward. Other noninterest expenses, including premises and equipment, advertising, and office supplies, remained relatively constant from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's liquidity and capital resources at December 31, 1996 remained relatively unchanged from September 30, 1996. The Bank anticipates that it will have sufficient funds available to meet its current commitments. The following table sets forth the Bank's capital position relative to the various minimum Administrator, Savings Institutions Division, North Carolina Department of Commerce and FDIC capital regulatory requirements to which it is currently subject.


                                                   December 31, 1996
                                                 ----------------------
                                                           Percent of
                                                 Amount     Assets(1)
                                                 -------  -------------
                                                 (Dollars in thousands)

Tier 1/leverage capital........................  $18,943        9.64%
Tier 1/leverage capital requirement............    7,864        4.00
                                                 -------       -----
  Excess.......................................  $11,079        5.64%
                                                 =======       =====

Tier 1 risk-based capital......................  $18,943       13.82%
Tier 1 risk-based capital requirement..........    5,481        4.00
                                                 -------       -----
  Excess.......................................  $13,462        9.82%
                                                 =======       =====

Total risk-based capital.......................  $20,665       15.08%
Total risk-based capital requirement...........   10,963        8.00
                                                 -------       -----
  Excess.......................................  $ 9,702        7.08%
                                                 =======       =====

North Carolina regulatory capital..............  $20,665       10.38%
North Carolina regulatory capital requirement..    9,953        5.00
                                                 -------       -----
  Excess.......................................  $10,712        5.38%
                                                 =======       =====

--------------------
(1) The ratio of leverage capital is based on quarterly average assets for the quarter ended December 31, 1996. Tier 1 risk-based capital and total risk-based capital is based on risk-weighted assets at December 31, 1996. The North Carolina regulatory capital requirement is based on total assets at December 31, 1996.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      None.

      ITEM 2.  CHANGES IN SECURITIES

      None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

      ITEM 5.  OTHER INFORMATION

      None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibit is filed herewith:

      Exhibit 27  Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWSOUTH BANCORP, INC.


Date:  March 25, 1997                   /s/ Thomas A. Vann
                                        --------------------------
                                        Thomas A. Vann
                                        President
                                        (Principal Executive Officer)



Date:  March 25, 1997                   /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        (Principal Financial Officer)