Form 10-Q
period 1997-03-31
NEWSOUTH BANCORP INC
filed 1997-05-14
CIK 1027183

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

      For the transition period from ____ to ____

                        Commission File Number:  0-22219

                            NEWSOUTH BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                       56-1999749
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


            1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA 27889
            ------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (919) 946-4178
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes XX   No
   -----   -----

     As of April 30, 1997, the issuer had 2,909,500 shares of Common Stock issued and outstanding.

                                    CONTENTS
                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1997 (unaudited) and September 30, 1996.................. 1

         Consolidated Statements of Operations for the Three and Six Months
         Ended March 31, 1997 and 1996 (unaudited).......................... 2

         Consolidated Statements of Cash Flows for the Six Months Ended
         March 31, 1997 and 1996 (unaudited)................................ 3

         Notes to Consolidated Financial Statements......................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 5


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.................................................. 7

Item 2.  Changes in Securities.............................................. 7

Item 3.  Defaults Upon Senior Securities.................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders................ 8

Item 5.  Other Information.................................................. 8

Item 6.  Exhibits and Reports on Form 8-K................................... 8

SIGNATURES.................................................................. 9

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED  STATEMENTS  OF  CONDITION
(Unaudited)

                                                                        March 31        September 30
                                                                          1997              1996
                                                                    -------------     ---------------
ASSETS

Cash and due from banks                                             $   3,332,175     $   2,811,326
Interest-bearing deposits in banks                                     38,014,912         5,765,251
Investment securities:
  Available for sale                                                    5,045,625         8,106,581
Mortgage backed securities:
  Available for sale                                                   17,945,562        14,797,424
Loans receivable, net:
  Held for sale                                                        29,628,854        21,627,590
  Held for investment                                                 152,794,233       134,053,705
Premises and equipment, net                                             2,845,906         2,900,421
Income taxes refundable                                                   233,324           385,373
Deferred income taxes                                                     261,700           223,983
Real estate owned                                                         935,680           178,509
Federal Home Loan Bank stock, at cost                                   1,287,500         1,287,500
Accrued interest receivable                                             1,531,826         1,382,569
Prepaid expenses and other assets                                       1,005,404           618,921
                                                                    -------------     -------------
Total assets                                                        $ 254,862,701     $ 194,139,153
                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits
       Demand                                                       $  39,062,488     $  27,334,469
       Savings                                                         62,466,831         7,019,797
       Time                                                           130,251,919       136,859,020
                                                                    -------------     -------------
            Total deposits                                            231,781,238       171,213,286

Borrowed money                                                          1,222,724         1,039,608
Accrued interest payable                                                  129,218            67,939
Advance payments by borrowers for property
  taxes and insurance                                                     193,157           383,517
Other liabilities                                                       2,381,562         3,088,232
                                                                    -------------     -------------
                                                                      235,707,899       175,792,582
Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1 ,000,000 shares; none issued                                                               -
   Common stock, $.01 par value, authorized
     8,000,000 shares; 1 issued and outstanding                                                   -
   Retained income, substantially restricted                           19,154,802        18,346,571
                                                                    -------------     -------------
   Total stockholders' equity                                          19,154,802        18,346,571
                                                                    -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 254,862,701     $ 194,139,153
                                                                    =============     =============


See Notes to Consolidated Financial Statements.

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED STATEMENTS  OF  OPERATIONS
(Unaudited)


                                                                          Three Months Ended              Six  Months Ended
                                                                                March 31                       March 31
                                                                    -------------------------------    --------------------------
                                                                          1997              1996          1997           1996
                                                                    -------------------------------    --------------------------
Interest income:
  Interest and fees on loans                                        $   3,844,526     $   3,313,583    $ 7,417,160    $ 6,655,572
  Interest and dividends in investments and deposits                      511,278           468,970      1,021,558        940,995
                                                                    -------------     -------------    -----------    -----------
           Total interest income                                        4,355,804         3,782,553      8,438,718      7,596,567

Interest expense:
  Interest on deposits                                                  2,050,120         1,935,390      4,121,898      3,964,412
  Interest on borrowings                                                   73,787            73,178         88,995        113,089
                                                                    -------------     -------------    -----------    -----------
           Total interest expense                                       2,123,907         2,008,568      4,210,893      4,077,501


Net interest income before provision for possible
  losses                                                                2,231,897         1,773,984      4,227,826      3,519,066
Provision for possible loan losses                                        100,000           180,000        206,578        268,000
                                                                    -------------     -------------    -----------    -----------
           Net interest income                                          2,131,897         1,593,984      4,021,248      3,251,066


Other income:
  Loan fees and service charges                                           168,917           141,113        326,331        263,669
  Loan servicing fees                                                     150,174           154,761        311,752        310,770
  Gain on sale of real estate, net                                          2,091              -             2,091         14,170
  Gain on sale of mortgage loans and mortgage-
      backed securities                                                      -              128,656          8,140        322,735
  Other income                                                             45,368            65,053         88,444         95,914
                                                                    -------------     -------------    -----------    -----------
           Total other income                                             366,550           489,583        736,758      1,007,258


General and administrative expenses:
  Compensation and fringe benefits                                        973,633           979,548      1,901,371      1,796,951
  Federal insurance premiums                                               27,707            88,513         27,707        176,929
  Premises and equipment                                                  105,871           127,780        201,074        241,468
  Advertising                                                              67,305            16,472         92,454         43,265
  Payroll and other taxes                                                  82,566            70,098        153,227        137,803
  Other                                                                   607,228           314,456        956,542        615,907
                                                                    -------------     -------------    -----------    -----------
           Total general and administrative expenses                    1,864,310         1,596,867      3,332,375      3,012,323


Income before income taxes and cumulative effect of
  change in method of accounting for income taxes                         634,137           486,700      1,425,631      1,246,001

Income taxes                                                              248,600           314,600        558,900        569,880
                                                                    -------------     -------------    -----------    -----------

NET INCOME                                                          $     385,537     $     172,100    $   866,731    $   676,121
                                                                    =============     =============    ===========    ===========


Primary earnings per share                                                n/a               n/a             n/a            n/a
Dividends declared per share                                              n/a               n/a             n/a            n/a
Average number of common shares outstanding                                1                n/a              1             n/a

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31
                                                                                ------------------------------
                                                                                     1997              1996
                                                                                ------------------------------
OPERATING  ACTIVITIES:
 Net Income                                                                     $    866,731      $    676,121
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                       206,578           268,000
     Depreciation                                                                     72,765           126,196
     Accretion of discounts on securities                                             13,217           (36,736)
     Provision for deferred income taxes                                             (37,717)          (49,752)
     Gain on disposal of premises and equipment and real estate
        acquired in settlement of loans                                               (2,091)          (14,829)
     Gain on sale of mortgage loans and mortgage-backed securities                     6,763            29,289
     Loan originations, net of principal repayments, of loans held for sale      (20,421,852)      (39,870,146)
     Proceeds from sale of loans                                                   4,102,921        37,365,136
    Changes in assets and liabilities:
       Accrued interest receivable                                                  (149,257)            7,598
       Income taxes refundable                                                       152,049              (880)
       Prepaid expenses and other assets                                            (386,483)         (114,805)
       Accrued interest payable                                                       61,279            (5,949)
       Income taxes payable                                                                -           (75,720)
       Other                                                                        (859,313)          (47,624)
                                                                                ------------      ------------
           Net cash provided by (used in) operating activities                   (16,374,410)       (1,744,101)
                                                                                ------------      ------------

INVESTING ACTIVITIES:
     Proceeds from maturities and sale of securities available-for-sale            5,000,000                 -
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                  104,840            84,726
     Proceeds from principal repayments  and sales of mortgage-backed
       securities available-for-sale                                               5,114,288         7,283,241
     Purchases of investment securities                                           (2,000,000)       (3,000,000)
     Purchases of premises and equipment                                             (18,250)         (319,925)
     Loan originations, net of principal repayments of loans held
         for investment                                                          (19,807,026)         (599,379)
                                                                                ------------      ------------
             Net cash used in investing                                          (11,606,148)        3,448,663
                                                                                ------------      ------------

FINANCING ACTIVITIES:
     Net increase in deposit accounts                                             60,567,952            90,434
     Proceeds from borrowings                                                     30,652,568        25,339,317
     Repayments of borrowings                                                    (30,469,452)      (23,535,336)
                                                                                ------------      ------------
             Net cash provided by financing activities                            60,751,068         1,894,415
                                                                                ------------      ------------
Increase (decrease) in cash and cash equivalents                                  32,770,510         3,598,977

Cash and cash equivalents, beginning of period                                     8,576,577         1,785,686
                                                                                ------------      ------------
Cash and cash equivalents, ending of period                                     $ 41,347,087      $  5,384,663
                                                                                ============      ============

Supplemental disclosures:
   Exchange of loans for mortgage-backed securities                            $   8,310,216     $   1,545,859

               See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS

NewSouth Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company for Home Savings Bank, SSB (the "Bank") in connection with the Bank's conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the
"Stock Conversion").   Upon completion of the Stock Conversion, the Bank
converted from a North Carolina chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), known as NewSouth Bank (the "Commercial Bank") and the Commercial Bank succeeded to all of the assets and liabilities of the Converted Bank. The Stock Conversion and the Bank Conversion were consummated on April 7, 1997. The Company issued 2,909,500 shares of its common stock, par value $.01 per share, for $15.00 per share, raising net proceeds of approximately $42.5 million. NewSouth Bank, opened for business the first day under that name on April 8, 1997. The common stock of the Company began trading on the Nasdaq National Market System under the symbol "NSBC" on April 8, 1997.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to March 31, 1997. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to March 31, 1997, such statements include only the accounts and operations of the Bank. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company, dated February 11, 1997.

NOTE 3.  EARNINGS PER SHARE

Earnings per share for the three and six month periods ended March 31, 1997 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during these periods.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND SEPTEMBER 30, 1996

      The Bank's total assets increased by $60.7 million, to $254.9 million at March 31, 1997 from $194.1 million at September 30, 1996. Asset growth during the period was supported by an increase of $60.6 million in deposits, as deposits increased to $231.8 million at March 31, 1997 from $171.2 million at September 30, 1996. The subscription offering of the Company's common stock commenced on February 24, 1997 and concluded on March 24, 1997. During this period, stock subscriptions paid by check, cash or money order totaling $52.6 million were received by the Bank were being held in separate savings accounts until the stock conversion was completed.

      Cash, investments and mortgage-backed securities increased by $32.9 million to $64.3 million at March 31, 1997 from $31.4 million at September 30, 1996. Loans receivable increased by $26.7 million to $182.4 million at March 31, 1997 from $155.7 million at September 30, 1996. The increases in cash, investments and loans receivable, in conjunction with the above referenced deposit growth, were supported by funds received from stock conversion subscriptions. Retained earnings increased by $808,000, or 4.4%, to $19.2 million at March 31, 1997 from $18.3 million at September 30, 1996, as a result of the $867,000 net income for the period, less a $59,000 decline in net unrealized gains on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

      Net income for the three and six months ended March 31, 1997 was $386,000 and $867,000, compared to net income of $172,000 and $676,000 for the three and six months ended March 31, 1996. Net interest income before provision for possible loan losses increased by $458,000 and $709,000 for the three and six months ended March 31, 1997 to $2.2 million and $4.2 million, respectively, from $1.8 million and $3.5 million for the comparative 1996 periods. The increase in net interest income resulted from an increase in the net interest spread (the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities) to 3.83% for the six months ended March 31, 1997 from 3.69% for the six months ended March 31, 1996.

      Noninterest income decreased by $123,000 and $271,000 for the three and six months ended March 31, 1997 as compared to the respective 1996 periods. Gains from sales of mortgage loans and mortgage-backed securities declined to none for the three months and $8,000 for the six months ended March 31, 1997 from $129,000 and $323,000 for the comparative 1996 periods. Due to a rising trend in mortgage interest rates combined with the proceeds received from the stock conversion, the Bank curtailed the sale of loans during the six months ended March 31, 1997. Proceeds from loan sales declined to $4.1 million for the six months ended March 31, 1997 from $37.4 million for the comparative 1996 period. In addition, loans held-for-sale increased to $29.6 million at March 31, 1997 from $21.6 million at September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Noninterest expense increased to $1.9 million and $3.3 million for the three and six months ended March 31, 1997 from $1.6 million and $3.0 million for the comparative 1996 periods. Compensation and fringe benefits decreased by $6,000 for the three months and increased by $104,000 for the six months ended March 31, 1997 as compared to the respective 1996 periods. Federal deposit insurance premiums declined by $61,000 and $149,000 for the three and six months ended March 31, 1997 as compared to 1996. Pursuant to the Deposit Insurance Funds Act of 1996, the Bank's deposit insurance premium rate declined to 6.4 cents per $100 of deposits for the 1997 periods from 23 cents per $100 of deposits for 1996. This revised deposit insurance rate structure has provided a
significant reduction in deposit insurance premiums.   Advertising expense
increased by $51,000 and $49,000 for the three and six months ended March 31, 1997, compared to the 1996 periods, as marketing and promotional materials relating to the name change to NewSouth Bank were procured.

      Other expenses were adjusted pursuant to Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities, as the Bank recorded a valuation allowance of $210,000 on mortgage loans held for sale during the three and six months ended March 31, 1997, compared to no required allowance for the respective 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's liquidity and capital resources at March 31, 1997 continue to remain in excess of all regulatory requirements. The Bank anticipates that it will have sufficient funds available to meet its current commitments. The following table sets forth the Bank's capital position relative to the various minimum Administrator, Savings Institutions Division, North Carolina Department of Commerce and FDIC regulatory capital requirements to which it is currently subject.

                                                                         March 31, 1997
                                                                      ----------------------
                                                                            Percent of
                                                                       Amount    Assets(1)
                                                                      --------   -----------
                                                                      (Dollars in thousands)
Tier 1/leverage capital  ............................................. $19,155          8.53%
Tier 1/leverage capital requirement  .................................   8,980          4.00
                                                                       -------         -----
 Excess  ............................................................. $10,175          4.53%
                                                                       =======         =====

Tier 1 risk-based capital  ........................................... $19,155         11.86%
Tier 1 risk-based capital requirement  ...............................   6,462          4.00
                                                                       -------         -----
 Excess  ............................................................. $12,693          7.86%
                                                                       =======         =====

Total risk-based capital  ............................................ $21,174         13.10%
Total risk-based capital requirement  ................................  12,932          8.00
                                                                       -------         -----
 Excess  ............................................................. $ 8,242          5.10%
                                                                       =======         =====

North Carolina regulatory capital  ................................... $21,174          8.31%
North Carolina regulatory capital requirement  .......................  12,743          5.00
                                                                       -------         -----
 Excess  ............................................................. $ 8,431          3.31%
                                                                       =======         =====

(1) The ratio of leverage capital is based on quarterly average assets for the quarter ended March 31, 1997.
    Tier 1 risk-based capital and total risk-based capital is based on risk-weighted assets at March 31, 1997.
    The North Carolina regulatory capital requirement is based on total assets at March 31, 1997.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      None.

      ITEM 2.  CHANGES IN SECURITIES

      None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

      ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

      None.

      ITEM 5.  OTHER INFORMATION

      None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibit is filed herewith:

      Exhibit 27   Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWSOUTH BANCORP, INC.



Date: May 12, 1997               /s/ Thomas A. Vann
                                 ---------------------------------------
                                 Thomas A. Vann
                                 President
                                 (Principal Executive Officer)



Date: May 12, 1997               /s/ William L. Wall
                                 ---------------------------------------
                                 William L. Wall
                                 Executive Vice President
                                 Chief Operating Officer
                                 (Principal Financial Officer)