Form 10-Q
period 1997-06-30
NEWSOUTH BANCORP INC
filed 1997-08-11
CIK 1027183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the quarterly period ended June 30, 1997

         Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
-----
         For the transition period from ________ to ________

                         Commission File Number: 0-22219

                             NEWSOUTH BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               56-1999749
         --------                                               ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

             1311 Carolina Avenue, Washington, North Carolina 27889
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (919) 946-4178
                                 --------------
               Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X]  No [ ]

         As of July 31, 1997, the registrant had 2,909,500 shares of Common Stock issued and outstanding.

                                    CONTENTS
                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 1997 (unaudited) and September 30, 1996  ...................1

         Consolidated Statements of Operations for the Three and
         Nine Months Ended June 30, 1997 and 1996 (unaudited)  ...............2

         Consolidated Statements of Cash Flows for the Nine
         Months Ended June 30, 1997 and 1996 (unaudited)  ....................3

         Notes to Consolidated Financial Statements  .........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ..........................................6


PART II. OTHER INFORMATION
         -----------------
Item 1.  Legal Proceedings  .................................................11

Item 2.  Changes in Securities  .............................................11

Item 3.  Defaults Upon Senior Securities  ...................................11

Item 4.  Submission of Matters to a Vote of Security Holders  ...............11

Item 5.  Other Information  .................................................11

Item 6.  Exhibits and Reports on Form 8-K  ..................................11


SIGNATURES  .................................................................12

NEWSOUTH BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

                                                                           June 30        September 30
                                                                              1997                1996
                                                                   ---------------     ---------------
                                                                       (Unaudited)
ASSETS
Cash and due from banks                                            $     3,360,713     $     2,811,326
Interest-bearing deposits in banks                                      10,006,584           5,765,251
Investment securities:
  Available for sale                                                     5,079,750           8,106,581
Mortgage backed securities:
  Available for sale                                                    27,930,775          14,797,424
Loans receivable, net:
  Held for sale                                                         21,711,938          21,627,590
  Held for investment                                                  162,185,593         134,053,705
Premises and equipment, net                                              2,838,707           2,900,421
Income taxes refundable                                                     51,524             385,373
Deferred income taxes                                                      175,289             223,983
Real estate owned                                                          946,848             178,509
Federal Home Loan Bank stock, at cost                                    1,287,500           1,287,500
Accrued interest receivable                                              1,786,524           1,382,569
Prepaid expenses and other assets                                          648,387             618,921
                                                                   ---------------     ---------------
TOTAL  ASSETS                                                      $   238,010,132     $   194,139,153
                                                                   ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
       Demand                                                      $    34,146,579     $    27,334,469
       Savings                                                           6,400,924           7,019,797
       Time                                                            128,393,575         136,859,020
                                                                   ---------------     ---------------
            Total deposits                                             168,941,078         171,213,286

Borrowed money                                                           7,502,335           1,039,608
Accrued interest payable                                                    98,604              67,939
Advance payments by borrowers for property
  taxes and insurance                                                      247,940             383,517
Other liabilities                                                        3,320,204           3,088,232
                                                                   ---------------     ---------------
                                                                       180,110,161         175,792,582
Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1 ,000,000 shares; none issued
   Common stock, $.01 par value, authorized
     8,000,000 shares; 2,909,500 issued and outstanding                     29,095                 --
   Additional paid-in-capital                                           42,423,041                 --
   ESOP note receivable                                                 (3,491,400)                --
   MRP shares held in trust for future awards                             (737,400)                --
   Unrealized gain (loss) securities available-for-sale                    116,059              40,535
   Retained income, substantially restricted                            19,560,576          18,306,036
                                                                   ---------------     ---------------
   Total stockholders' equity                                           57,899,971          18,346,571
                                                                   ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   238,010,132     $   194,139,153
                                                                   ===============     ===============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                                       June 30                               June 30
                                                        ------------------------------        -------------------------------
                                                                1997              1996                 1997              1996
                                                        ------------------------------        -------------------------------
Interest income:
  Interest and fees on loans                            $  4,222,735      $  3,339,449        $  11,639,895      $  9,995,021
  Interest and dividends in investments and deposits         687,978           458,681            1,709,536         1,399,676
                                                        ------------      ------------        -------------      ------------
           Total interest income                           4,910,713         3,798,130           13,349,431        11,394,697

Interest expense:
  Interest on deposits                                     1,926,413         1,918,277            6,048,311         5,883,688
  Interest on borrowings                                      59,394            30,775              148,388           143,864
                                                        ------------      ------------        -------------      ------------
           Total interest expense                          1,985,807         1,949,052            6,196,699         6,027,552

Net interest income before provision for possible
  losses                                                   2,924,906         1,849,079            7,152,731         5,368,145
Provision for  possible loan losses                          541,000           100,000              747,578           368,000
                                                        ------------      ------------        -------------      ------------
           Net  interest income                            2,383,906         1,749,079            6,405,153         5,000,145

Other income:
  Loan fees and service charges                              207,988           151,604              534,319           415,273
  Loan servicing fees                                        141,096           159,328              452,848           470,098
  Gain on sale of real estate, net                                 0             7,178                2,091            21,348
  Gain on sale of mortgage loans and mortgage-
      backed securities                                       97,353            46,684              105,493           369,419
  Other  income                                               38,166            49,463              126,611           145,378
                                                        ------------      ------------        -------------      ------------
           Total other income                                484,603           414,257            1,221,362         1,421,516

General and administrative expenses:
  Compensation and fringe benefits                         1,258,701           881,619            3,160,071         2,678,571
  Federal insurance premiums                                  28,581            88,538               56,288           265,467
  Premises and equipment                                      81,890           295,438              282,964           536,906
  Advertising                                                 57,817            36,724              150,271            79,990
  Payroll and other taxes                                     82,097            73,594              235,324           211,396
  Other                                                      133,866           376,893            1,090,407           992,800
                                                        ------------      ------------        -------------      ------------
           Total general and administrative expenses       1,642,952         1,752,806            4,975,325         4,765,130

Income before income tax                                   1,225,557           410,530            2,651,190         1,656,531

Income tax expense (benefit)                                 546,800           (24,483)           1,105,700           545,397
                                                        ------------      ------------        -------------      ------------

Net income                                              $    678,757      $    435,013        $   1,545,490      $  1,111,134
                                                        ============      ============        =============      ============

Earnings per share                                      $       0.25            n/a           $        0.25            n/a
Dividends per share                                     $       0.10            n/a           $        0.10            n/a
Average number of common shares outstanding                2,672,257            n/a               2,672,257            n/a

See Notes to Consolidated Financial Statements.

NEWSOUTH  BANCORP,  INC.

CONSOLIDATED  STATEMENTS  OF CASH FLOWS
(Unaudited)

                                                                                                      Nine Months Ended
                                                                                                            June 30
                                                                                      ---------------------------------------
                                                                                                 1997                    1996
                                                                                      ---------------------------------------
OPERATING  ACTIVITIES:
 Net Income                                                                           $     1,545,490         $     1,111,134
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                747,578                 368,000
     Depreciation                                                                             110,190                 307,085
     Accretion of discounts on securities                                                      19,825                  13,310
     Gain on disposal of premises and equipment and real estate
        acquired in settlement of loans                                                        (1,710)                (24,013)
     Gain on sale of mortgage loans and mortgage-backed securities                           (105,493)               (369,419)
     Loan originations, net of principal repayments, of loans held for sale               (28,619,371)            (47,194,419)
     Proceeds from sale of loans                                                           10,115,618              45,485,430
    Changes in assets and liabilities:
       Accrued interest receivable                                                           (403,955)               (155,691)
       Income taxes refundable                                                                333,849                (149,714)
       Prepaid expenses and other assets                                                      (29,466)                (97,486)
       Accrued interest payable                                                                30,665                    (353)
       Income taxes payable                                                                         0                 (75,720)
       Other                                                                                   96,393                (247,455)
                                                                                      ---------------         ---------------
           Net cash used in operating activities                                          (16,160,387)             (1,029,311)
                                                                                      ---------------         ---------------
INVESTING ACTIVITIES:
     Proceeds from maturities and sale of securities available-for-sale                     5,000,000               1,000,000
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                           104,840                 181,833
     Proceeds from principal repayments  and sales of mortgage-backed
       securities available-for-sale                                                        5,522,771               8,166,345
     Purchases of investment securities available-for-sale                                 (2,000,000)             (3,043,438)
     Purchases of premises and equipment                                                      (48,857)               (343,145)
     Loan originations, net of principal repayments of loans held
         for investment                                                                   (29,750,553)             (6,233,547)
                                                                                      ---------------         ---------------
             Net cash used in investing activities                                        (21,171,799)               (271,952)
                                                                                      ---------------         ---------------
FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                      (2,272,208)              9,908,965
     Proceeds from borrowings                                                              49,916,131              27,760,323
     Repayments of borrowings                                                             (43,453,404)            (30,092,040)
     Net proceeds from conversion                                                          37,932,387                       0
                                                                                      ---------------         ---------------
             Net cash provided by financing activities                                     42,122,906               7,577,248
                                                                                      ---------------         ---------------

Increase in cash and cash equivalents                                                       4,790,720               6,275,985

Cash and cash equivalents, beginning of period                                              8,576,577               1,785,686
                                                                                      ---------------         ---------------
Cash and cash equivalents, ending of period                                           $    13,367,297         $     8,061,671
                                                                                      ===============         ===============

Supplemental disclosures:
   Exchange of loans for mortgage-backed securities                                   $    18,524,209         $     1,545,859
   Real estate acquired in settlement of loans                                        $       871,087         $       197,516

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.     Nature of Business

NewSouth Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company for Home Savings Bank, SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Upon completion of the Stock Conversion, the Savings Bank converted from a North Carolina chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), known as NewSouth Bank (the "Bank") and the Bank succeeded to all of the assets and liabilities of the Converted Bank. The Stock Conversion and the Bank Conversion were consummated on April 7, 1997. The Company issued 2,909,500 shares of its common stock, par value $.01 per share, for $15.00 per share, raising net proceeds of approximately $42.5 million. NewSouth Bank, opened for business the first day under that name on April 8, 1997. The common stock of the Company began trading on the Nasdaq National Market System under the symbol "NSBC" on April 8, 1997.

Note 2.     Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to April 7, 1997. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to June 30, 1997, such statements include only the accounts and operations of the Bank. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company, dated February 11, 1997.

Note 3.   Earnings Per Share

The Company's earnings per share for the three month period ended June 30, 1997 is based on 2,672,257 weighted average shares outstanding for the period, excluding ESOP and MRP benefit plan shares not committed to be released or granted. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans."
Earnings per share for the three month period ended June 30, 1997 is reported based upon the assumption that such shares had been outstanding from the beginning of the three month period. Earnings per share for the three month period ended June 30, 1996 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during that period.

Note 4.   Dividends Declared

On June 19, 1997, the Board of Directors of the Company declared a dividend of $.10 per share to stockholders of record as of July 2, 1997 and payable on July 25, 1997.

Note 5.  Changes in Stockholder's Equity

                     Common          Retained           Unrealized    ESOP            Management    Total
                     stock and       income,            gains on      note            recognition
                     APIC            substantially      securities    receivable      plan
                                     restricted         available
                                                        for sale
                     -----------     -----------        --------      -----------     ---------     -----------
Balances at
Sept. 30, 1996       $    -          $18,306,036        $ 40,535       $       -      $    -        $18,346,571

Stock issuance
proceeds              42,452,136           -                -          (3,491,400)         -         38,960,736

Purchase of
MRP shares                -                -                -                  -       (737,400)       (737,400)

Changes in net
unrealized gains
on securities
available for sale,
net of taxes              -                -              75,524               -            -            75,524

Dividends
declared                  -             (290,950)           -                  -            -          (290,950)

Net income for
nine months
ended June 30,
1997                        -          1,545,490            -                  -            -         1,545,490
                     -----------     -----------        --------      -----------     ---------     -----------

Balances at June
30, 1997             $42,452,136     $19,560,576        $116,059      ($3,491,400)    ($737,400)    $57,899,971
                     ===========     ===========        ========      ===========     =========     ===========

Note 6.  Impact of Recent Accounting Standards

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" for the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Prior to April 7, 1997 the Company had no assets or liabilities and engaged in no business activities. Subsequent to the Stock Conversion the Company has engaged in no significant activity other than holding the stock of the Bank, and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of commercial, consumer and mortgage loans, mortgage-backed securities and investment securities, and the interest paid on interest-bearing liabilities which consist primarily of deposits and borrowings. Net interest income is also a function of the Bank's interest rate spread, which is the difference between the yield received on average interest-earning assets and the cost paid on average interest-bearing liabilities. The Bank's earnings are also affected by its level of noninterest income, primarily including loan fees, service fees and charges, and gains on sales of loans, and noninterest expense, primarily including compensation and employee benefits, occupancy expenses and federal deposit insurance premiums. Earnings are also affected by general economic conditions and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, events beyond control of the Bank.

Comparison of Financial Condition at June 30, 1997 and September 30, 1996

Total assets increased by $43.9 million, or 22.6%, to $238.0 million at June 30, 1997 from $194.1 million at September 30, 1996. The increase in assets was supported by the net proceeds received from the Stock Conversion. On April 7, 1997 the Company issued 2,909,500 shares of common stock and received $42.5 million, which represents the actual net proceeds from the offering, including $3.5 million in shares purchased by the Employee Stock Ownership Plan ("ESOP").

Total interest-earning assets increased by $42.6 million, or 22.9%, to $228.2 million at June 30, 1997 from $185.6 million at September 30, 1996, reflecting the investment of the Stock Conversion net proceeds. Investments and mortgage-backed securities increased by $l4.3 million, or 47.9%, to $44.3 million at June 30, 1997 from $30.0 million at September 30, 1996. Loans receivable increased by $28.2 million, or 18.1%, to $183.9 million at June 30, 1997 from $155.7 million at September 30, 1996. This loan growth has been consistent for the Bank, which operates in a lending market that has supported stable loan demand over the past several years. To support this loan growth, the Bank increased its allowance for loan losses to $3.1 million at June 30, 1997, or 1.66% of total loans (net of loans-in-process and deferred fees), which the Bank believes is adequate to absorb potential losses in its loan portfolio. Earning assets increased to 95.9% of total assets at June 30, 1997 from 95.6% of total assets at September 30, 1996.

Total interest-bearing liabilities increased by $4.2 million, or 2.4%, to $176.4 million at June 30, 1997 from $172.2 million at September 30, 1996. Total deposits decreased by $2.3 million to $168.9 million at June 30, 1997 from $171.2 million at September 30, 1996. During the three months ended June 30, 1997, approximately $11.8 million of deposits were withdrawn by depositors to purchase shares of the Company's common stock subscribed for in the Stock Conversion. Although total deposits declined during the nine months ended June 30, 1997, checking accounts increased by $6.8 million, or 24.9%, to $34.1 million at June 30, 1997 from $27.3 at September 30, 1996, reflecting the Bank's efforts to increase lower cost core checking accounts. Total borrowings increased to $7.5 million at June 30, 1997 from $1.0 million at September 30, 1996, to support the growth in earning assets and banking operations. The Company's note receivable from the ESOP totaling $3.5 million, requiring a $349,000 annual principal payment plus interest at prime plus one percent, is reported as a reduction of stockholders' equity. Although repayment of such debt is secured solely by 232,760 shares of common stock of the Company purchased by the ESOP (an aggregate of 8% of the common stock issued in the Stock Conversion), the Bank expects to make discretionary contributions to the ESOP in an amount at least equal to the principal and interest payments on the ESOP debt.

Stockholders' equity increased by $39.6 million to $57.9 million at June 30, 1997 from $18.3 million at September 30, 1996, reflecting the infusion of the net proceeds of the Stock Conversion and the consolidated earnings of the Company during the period. At June 30, 1997, the Company's stockholders' equity amounted to 24.3% of total assets. As a North Carolina chartered commercial bank, the Bank is required to meet various capital standards established by federal and state banking agencies. The Bank's stand-alone equity was $39.5 million at June 30, 1997 which is substantially in excess of all such regulatory capital requirements (see "Liquidity and Capital Resources" below).

During the three months ended June 30, 1997, the Management Recognition Plan Trust ("MRP") established for the benefit of the directors and officers of the Company and the Bank, purchased 36,000 shares of the Company's common stock in the open market at a $24.48 average cost per share totaling approximately
$881,000. These shares are being held in trust for future awards and are reported as a reduction in stockholders' equity. The MRP is expected to purchase up to 116,380 shares of the Company's common stock (an aggregate of 4% of the common stock issued in the Stock Conversion) in the open market.

On June 19, 1997, the board of directors declared the initial quarterly cash dividend for the Company. The cash dividend was declared at $0.10 per share to shareholders of record of July 2, 1997, payable on July 25, 1997.

Comparison  of  Operating  Results for the Three and Nine Months  Ended June 30,
1997

General. Net income for the three and nine months ended June 30, 1997 was $679,000 and $1.5 million, compared to net income of $435,000 and $1.1 million for the three and nine months ended June 30, 1996. The Company's earnings for the three months ended June 30, 1997, its initial quarterly earnings as a public company, represent a 56.0% increase over the comparative June 30, 1996 quarterly earnings. Earnings per share for the Company of $0.25 per share have only been presented for the three months ended June 30, 1997. Prior to the completion of the Stock Conversion on April 7, 1997, the Company had no assets and engaged in no business activities. Accordingly, the current year financial information prior to April 7, 1997 and for the three and nine months ended June 30, 1996 relate to the Bank only, as the Company had not completed its stock offering at any time during those periods.

Interest Income. Interest income increased to $4.9 million and $13.3 million for the three and nine months ended June 30, 1997 from $3.8 million and $11.4 million for the three and nine months ended June 30, 1996. As discussed above, these increases were attributable to the increase in the volume of interest-earning assets, due primarily from the infusion of cash received in the Stock Conversion. The yield on average interest-earning assets was 8.3% and 8.4%, respectively, for the three and nine months ended June 30, 1997 as compared to 8.7% and 8.8% for the three and nine months ended June 30, 1996, reflecting a gradual decline in market interest rates during the current year periods.

Interest Expense. Interest expense on deposits and borrowings experienced marginal increases to $2.0 million and $6.2 million for the three and nine months ended June 30, 1997 from $1.9 million and $6.0 million for the three and nine months ended June 30, 1996. The effective cost of average interest-bearing liabilities declined to 3.9% and 4.4% for the three and nine months ended June 30, 1997 from 4.8% and 5.0% for the three and nine months ended June 30, 1996. As a result of the net proceeds received from the Stock Conversion and the gradual decline in market interest rates during the 1997 periods, the Bank was able to manage the cost it paid on deposits. In addition, the Bank has increased its efforts of attracting lower costing checking accounts as discussed above.

Net Interest Income. Net interest income increased to $2.9 million and $7.2 million for the three and nine months ended June 30, 1997 from $1.8 million and $5.4 million for the three and nine months ended June 30, 1996. These increases resulted from the combination of the increase in the volume of interest-earning assets in excess of the increase in the volume of interest-bearing liabilities during a period of increasing interest rate spreads. The Bank's interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 4.4% and 4.0% for the three and nine months ended June 30, 1997 from 3.9% and 3.8% for the three and nine months ended June 30, 1996. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) also increased, to 4.9% and 4.5% for the three and nine months ended June 30, 1997 from 4.2% and 4.1% for the three and nine months ended June 30, 1996.

Provision for Loan Losses. During the three and nine months ended June 30, 1997 the Bank recorded provisions for possible loan losses of $541,000 and $748,000, respectively, compared to $100,000 and $368,000 for the three and nine months ended June 30, 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank believes will be adequate to absorb losses on existing loans that may become uncollectible. The decision to increase or decrease the provision and resulting allowances is based upon a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. Historically, the Bank's level of nonperforming loans to total loans has been lower in comparison to its peers, while its allowances for loan losses to nonperforming loans has been higher in comparison to its peers. The Bank believes that the current level of loan loss allowances discussed above is adequate to provide for possible future losses, although there are no assurances that such possible losses will not exceed estimated amounts.

Noninterest Income. Noninterest income was $485,000 and $1.2 million for the three and nine months ended June 30, 1997, compared to $414,000 and $1.4 million for the three and nine months ended June 30, 1996. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from loan sales, and other miscellaneous income. During the nine months ended June 30, 1997, gains from sales of loans decreased to $105,000 from $369,000 for the nine months ended June 30, 1996. The volume of loans sold during the 1997 period was $10.1 million compared to $45.5 million for the 1996 period.

Noninterest Expense. Noninterest expense totaled $1.6 million and $5.0 million for the three and nine months ended June 30, 1997, compared to $1.8 million and $4.8 million for the three and nine months ended June 30, 1996. The largest single component of these expenses, compensation and fringe benefits, increased to $1.3 million and $3.2 million during the three and nine months ended June 30, 1997 from $882,000 and $2.7 million for the 1996 comparative periods. During the three months ended June 30, 1997, the Bank incurred approximately $280,000 in benefits expense associated with the establishment of an ESOP, as discussed below.

As a part of the Stock Conversion, the Company established an ESOP that acquired 232,760 shares of the common stock offered in the Stock Conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a ten year period with funds provided by the Bank sufficient to amortize the debt, plus interest at prime plus one percent. The compensation expense associated with the ESOP is reported in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

Federal deposit insurance premiums declined to $29,000 and $56,000 for the three and nine months ended June 30, 1997 from $89,000 and $265,000 for the three and nine months ended June 30, 1996. Pursuant to the Deposit Insurance Funds Act of 1996, the Bank's deposit insurance rate has declined to 6.4 cents per $100 of deposits for 1997 from 23 cents per $100 of deposits for 1996. Premises and equipment expense declined to $82,000 and $283,000 during the three and nine months ended June 30, 1997 from $295,000 and $537,000 for the comparative 1996 periods. During the three and nine months ended June 30, 1996 the Bank recognized accelerated depreciation of $124,000, respectively, on certain fixed assets with no future value due to obsolescence or excessive use. During the three months ended June 30, 1997, other expenses were reduced by the reversal of a $210,000 valuation allowance on mortgage loans held for sale which had been recorded in the immediately preceding three month period, pursuant to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", reflecting the gradual decline in market interest rates during the current period, as compared to a $63,000 increase in the valuation allowance recorded in the three month period ended June 30, 1996.

Income Taxes. Income tax expense was $547,000 and $1.1 million for the three and nine month ended June 30, 1997, compared to a $24,000 benefit and a $545,000 expense for the three and nine months ended June 30, 1996. The changes in the amounts of income tax provisions reflect the changes in income before income taxes and are generally reflective of the effective income tax rates in effect during the respective periods.

Liquidity and Capital Resources

As a state chartered commercial bank, NewSouth Bank must meet certain liquidity requirements which are established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at June 30, 1997, as computed under such regulations, was in excess of such requirements. The term "liquidity" generally refers to a bank's ability to generate adequate amounts of funds to meet its cash needs. More specifically, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund anticipated future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to shareholders, and other general commitments.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, its ability to borrow from the Federal Home Loan Bank of Atlanta and the availability of loans held for sale. While scheduled repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general market interest rates, economic conditions, and competition. The Bank attempts to manage the pricing of its deposits in order to maintain a desired deposit mix and balance. At June 30, 1997, the Bank had cash and deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $64.7 million, or 27.2% of total assets.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all of the capital requirements of both the FDIC and the Commissioner at June 30, 1997.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and the Bank have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the the Bank is reflected in the cost and price it pays for goods and services.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The company in not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

Item 2.  Changes in Securities

           Not applicable

Item 3.  Defaults Upon Senior Securities

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.  Other Information

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit 27 - Financial Data Schedule

           (b)    Reports on Form 8-K

                  Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEWSOUTH BANCORP, INC.

                                            /s/ William L. Wall
Date:    August 1, 1997                     ---------------------------
                                            William L. Wall
                                            Executive Vice President
                                            Chief Operating Officer
                                            (Principal Financial Officer)



                                            /s/ Kristie W. Hawkins
Date:    August 1, 1997                     ----------------------------
                                            Kristie W. Hawkins
                                            Controller and Treasurer
                                            (Chief Accounting Officer)