Form 10KSB
period 1997-09-30
NEWSOUTH BANCORP INC
filed 1997-12-23
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ---------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ---------------

                           Commission File No. 0-22219

                             NEWSOUTH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              56-1999749
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

1311 Carolina Avenue, Washington, North Carolina                    27889-2047
------------------------------------------------                    ----------
    (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (919) 946-4178

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 9, 1997, the aggregate market value of the 2,329,993 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $67.6 million based on the closing sale price of $29.00 per share of the registrant's Common Stock as listed on the Nasdaq
National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 9, 1997:  2,909,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997. (Parts I, II and IV)
     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

     NewSouth Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in October 1996 at the direction of the Board of Directors of Home Savings Bank, SSB (the "Savings Bank") for the purpose of serving as the holding company of the Savings Bank upon completion of its conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company of NewSouth Bank (the "Bank") following the conversion of the Savings Bank from a North Carolina-chartered savings bank to a commercial bank (the "Bank Conversion"). The Stock Conversion and the Bank Conversion were completed in April 1997 and the Company is now the holding company for the Bank. The
Company's principal business is overseeing the business of the Bank and investing the portion of the net Stock Conversion proceeds retained by it.

     NewSouth Bank. The Bank is a North Carolina-chartered commercial bank headquartered in Washington, North Carolina and serves eastern North Carolina. The Bank was chartered by the State of North Carolina in 1902 under the name The Home Building and Loan Association. The Bank received federal insurance of its deposits in 1959. In 1992, the Bank converted to a North Carolina-chartered savings bank, at which time it adopted the name Home Savings Bank, SSB. Upon completion of the Bank Conversion in April 1997, the Bank became a North Carolina-chartered commercial bank and adopted its present name.

     The Bank's principal business consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on owner-occupied, single-family residences in the Bank's market area, commercial real estate loans, commercial business loans and consumer loans.

     The Bank derives its income principally from interest earned on loans and investments and, to a lesser extent, loan servicing and other fees and gains on the sale of loans and investments. The Bank's principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, repayments of outstanding loans and investments and operating revenues.

Market Area

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Lenoir, Nash, Pasquotank and Pitt Counties in North Carolina, which are the counties in which the Bank's offices are located. As of September 30, 1997, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

     The economy of the Company's primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. Major employers in the area include Weyerhaeuser Company, Dupont, Abbott Laboratories, East Carolina University and Pitt Memorial Hospital. The unemployment rate in the Company's market area is below the national average, though higher than the unemployment rate for the State of North Carolina.

     According to data provided by a private marketing firm, the Company estimates the population of its primary market area to be approximately 430,000. This compares to a population of approximately 400,000 in 1990. The median household income of the Company's primary market area is $23,256, as compared to $26,647 for North Carolina as a whole.

Lending Activities

     General. The Company's gross loan portfolio totaled $214.5 million at September 30, 1997, representing 86.0% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At September 30, 1997, $68.0 million, or 31.7% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's construction loans totaled $33.2 million, or 15.5% of the Company's gross loan portfolio, at September 30, 1997. The Company also originates a significant amount of commercial real estate loans. At September 30, 1997, commercial real estate loans amounted to $46.0 million, or 21.4% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At September 30, 1997, commercial business loans totaled $16.4 million, or 7.7% of the Company's gross loan portfolio, and consumer loans totaled $49.9 million, or 23.3% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans and commercial real estate loans. At September 30, 1997, multi-family residential real estate loans amounted to $946,000, or .4% of the Company's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At September 30, 1997, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                            At September 30,
                                             1997              1996               1995               1994                1993
                                        -------------------------------------------------------------------------------------------
                                        Amount     %      Amount      %      Amount      %      Amount       %      Amount      %
                                        ------  ------    ------   ------    ------   ------    ------    ------    ------   ------
                                                                                           (Dollars in thousands)

Residential mortgage loans:
  Single-family residential.......... $ 67,959    31.7%  $ 58,576    33.7%  $ 67,736    43.0%  $ 74,364     49.8%  $ 76,692    58.0%
  Multi-family residential...........      946      .4        998      .6      2,315     1.5      2,412      1.6      2,508     1.9
  Construction.......................   33,249    15.5     35,240    20.3     32,062    20.4     31,663     21.2     23,723    17.9
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
    Total residential mortgage loans.  102,154    47.6     94,814    54.6    102,113    64.9    108,439     72.6    102,923    77.8
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------

Commercial loans:
  Commercial real estate.............   45,990    21.4     31,168    17.9     21,890    13.9     17,098     11.4      8,157     6.2
  Commercial business................   16,449     7.7     10,328     6.0      3,698     2.4      1,777      1.2        162      .1
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
    Total commercial loans...........   62,439    29.1     41,496    23.9     25,588    16.3     18,875     12.6      8,319     6.3
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------

Consumer loans:
  Automobile.........................    4,611     2.2      4,185     2.4      2,532     1.6      1,986      1.3      2,148     1.6
  Savings account loans..............      617      .3        549      .3        661      .4        454       .3        389      .3
  Home equity loans..................   21,665    10.1     17,949    10.3     15,514     9.9     11,930      8.0     10,231     7.7
  Other..............................   22,996    10.7     14,740     8.5     10,977     6.9      7,767      5.2      8,323     6.3
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
    Total consumer loans.............   49,889    23.3     37,423    21.5     29,684    18.8     22,137     14.8     21,091    15.9
                                      --------  ------   --------  ------   --------  ------   --------   ------   --------  ------
      Total..........................  214,482  100.00%   173,733  100.00%   157,385  100.00%   149,451   100.00%   132,333  100.00%
                                      --------  ======   --------  ======   --------  ======   --------   ======   --------  ======

Less:
  Loans in process...................   12,717             15,245             10,626             11,506              11,766
  Deferred fees and discounts........      731                456                341                289                 188
  Allowance for loan losses..........    3,249              2,351              1,877              1,977               1,843
                                      --------           --------           --------           --------            --------
    Total............................ $197,785           $155,681           $144,541           $135,679            $118,536
                                      ========           ========           ========           ========            ========

     Loan Maturities. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                                              Due After             Due After
                                                              1 Through             5 or More
                                      Due One Year          5 Years After          Years After
                                        or Less,         September 30, 1997    September 30, 1997      Total
                                   ------------------    ------------------    ------------------     ------
                                                                      (In thousands)

Residential mortgage loans..........   $   21,539            $   11,692            $   58,531       $   91,762
Commercial (1)......................        9,540                46,053                 4,756           60,349
Consumer............................        5,230                21,969                22,456           49,655
                                       ----------            ----------            ----------       ----------
     Total..........................   $   36,309            $   79,714            $   85,743       $  201,766
                                       ==========            ==========            ==========       ==========

---------------
(1)  Includes commercial real estate and commercial business loans.

     The following table sets forth at September 30, 1997 the dollar amount of all loans due one year or more after September 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                                          Predetermined              Floating or
                                                               Rate               Adjustable Rates
                                                          -------------           ----------------
                                                                      (In thousands)

      Residential mortgage loans.........................  $    35,182               $    35,041
      Commercial (1).....................................       19,642                    31,167
      Consumer...........................................       18,526                    25,899
                                                           -----------               -----------
          Total..........................................  $    73,350               $    92,107
                                                           ===========               ===========

--------------
(1)  Includes commercial real estate and commercial business loans.

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans can be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

     The Bank's loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the Bank's loan personnel are salaried, and though the Bank does not compensate loan personnel on a commission basis for loans originated, it does pay an incentive percentage of closed mortgage loan volume once a defined threshold has been achieved by the participant. With the exception of applications for boat or recreational vehicle loans, which may be originated on an indirect basis through an arrangement with dealers, loan applications are accepted at the Bank's offices. In addition, the Bank has several salaried loan originators who travel to meet prospective borrowers and take applications. In all cases, the Bank has final approval of the application. Historically, the Bank generally has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans.

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended September 30, 1997, 1996 and 1995, these transactions totaled $31.7 million, $53.2 million and $43.9 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All mortgage loans are presented weekly to a loan committee of the Board of Directors of the Bank made up of three outside directors who serve on a rotating basis. Neither the President nor the Chairman of the Board serves on the loan committee. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $500,000 must be approved by the full Board of Directors. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

     Applications for single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or by qualified Bank personnel. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

     It is the Bank's policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

     With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 15 and 30 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees of between $175 and $425 are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed for the commitment period.

     If the amount of a residential loan originated or refinanced exceeds 80% of the lessor of the appraised value or contract price, the Bank's policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 85%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 80%.

     The Bank is subject to regulation which limits the amount the Bank can lend to one borrower. See " -- Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loan-to-one-borrower were limited to $6.0 million at September 30, 1997. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1997, single-family, residential mortgage loans, excluding home improvement loans, totaled $67.9 million, or 31.7% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 1997, $41.4 million, or 19.3%, of the Company's gross loan portfolio was comprised of fixed-rate mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is .125% below the initial rate. Further, the Bank generally does not offer "teaser" rates i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 1997, $50.4 million, or 23.5%, of the Company's residential mortgage loans were adjustable-rate loans.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Company's exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Company to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Company's adjustable-rate loans will fully adjust to compensate for increases in the Company's cost of funds.

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At September 30, 1997, $33.2 million, or 15.5%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and either weekly or biweekly during the term of the construction loan. The Bank generally charges a
 .50% to 1% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 1% construction loan fee and a $425 commitment fee.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings. Such loans generally range in size from $1.0 million to $3.4 million. At September 30, 1997, multi-family residential and commercial real estate loans totaled $1.0 million and $46.0 million, respectively, which amounted to .5% and 21.4%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for 15 year terms with interest rates that adjust every one, three or five years based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans or, for longer term loans, or the Treasury Rate plus a negotiated margin of between 3% and

4.5%, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

     Commercial Lending. The Company's commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Company's commercial real estate lending see "-- Multi-Family and Commercial Real Estate Lending."

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At September 30, 1997, commercial business loans totaled $16.4 million, or 7.6% of the Company's gross loan portfolio.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of 12 months and are reviewed at that time to see if extension is warranted. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At September 30, 1997, consumer loans totaled $49.9 million, or 23.3% of the Company's gross loan portfolio.

     The Bank's automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

     The Bank makes certificate of deposit loans for up to 90% of the depositor's account balance. The interest rate is normally 3% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1997, loans on certificates of deposit totaled $617,000, or 0.3% of the Company's total loan portfolio.

     At September 30, 1997, the Company had approximately $21.7 million in home equity line of credit loans, representing approximately 10.1% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 11.5% to 17.5%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At September 30, 1997, the Company had a commitment to fund an aggregate of $2.2 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $479,000 of credit card loans outstanding, representing 0.2% of its gross loan portfolio. The Company intends to continue and expand credit card lending, but estimates that at current levels of credit card loans, it makes little or no monthly profit net of service expenses and write-offs.

     Consumer lending affords the Company the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured (as is the case with credit card loans) or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer and credit card loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral.

     Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations. These fees can consist of origination, discount, construction and/or commitment fees, depending on the type of loan. The Bank generally does not service loans for others except as set forth below and except for mortgage loans originated and sold by the Bank with servicing retained.

     In addition, the Bank has developed a program to originate loans for a local credit union. The Bank receives a $600 origination fee for each loan as well as an annual servicing fee of .375% of the loan amount. All of these loans are funded and closed in the name of the credit union. The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 15 days incur a late fee of 4% of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 45 days or more, a default letter is sent to the borrower. If the default is not cured after 30 days, formal legal proceedings are commenced to collect amounts owed.

     Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Financial Statements.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                      At September 30,
                                                 ------------------------------------------------------
                                                   1997         1996        1995       1994       1993
                                                 -------      -------     -------    -------    -------
                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family............................    $   298      $   376     $   413    $   286    $   806
    Construction.............................        916          647         248         --        200
  Commercial real estate.....................         16           --          --         --         --
  Commercial business........................         14            8          --         --         --
  Consumer...................................         18            3          20         53         34
                                                 -------      -------     -------    -------    -------

    Total nonperforming loans................    $ 1,262      $ 1,034     $   681    $   339    $ 1,040
                                                 =======      =======     =======    =======    =======

Percentage of total loans, net...............        .64%         .66%        .47%       .25%       .88%
                                                 =======      =======     =======    =======    =======

Real estate owned............................    $   358      $   179     $    69    $   180    $   115
                                                 =======      =======     =======    =======    =======

     During the year ended September 30, 1997, gross interest income of approximately $48,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $9,000.

     At September 30, 1997, the Bank had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At September 30, 1997, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118.

     At September 30, 1997, the Company had $1.3 million of nonaccrual loans, which consisted of six single-family residential real estate loans totaling $298,000, six single-family residential construction loans totaling $916,000, one commercial real estate loan totaling $16,000, two commercial business loans totaling $14,000, and three consumer totaling $18,000.

     At September 30, 1997, the Bank had $358,000 of real estate owned, which consisted of four single-family residences.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1997, the Company had $2.2 million in classified assets, including $1.2 million in assets classified as special mention, $937,000 million in assets classified as substandard, no assets classified as doubtful and $36,000 in assets classified as loss.

     Allowance for Loan Losses. The Company's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

     Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. Management anticipates that the Company's allowance for loan losses will increase in the future as it implements the Board of Directors' strategy of continuing existing lines of business while gradually expanding commercial business and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                 Year Ended September 30,
                                        ----------------------------------------------------------------------
                                           1997           1996            1995           1994           1993
                                        ---------      ---------       ---------      ---------      ---------
                                                                (Dollars in thousands)

Balance at beginning of period........  $   2,351      $   1,877       $   1,977      $   1,843      $   1,350
                                        ---------      ---------       ---------      ---------      ---------

Loans charged-off:
  Residential mortgage:
    Single-family.....................  $      --      $      44       $      20      $      10      $      --
  Commercial real estate..............         --             --              76             --             --
  Consumer............................         72             19              26             68             56
                                        ---------      ---------       ---------      ---------      ---------
Total charge-offs.....................         72             63             122             78             56
                                        ---------      ---------       ---------      ---------      ---------

Recoveries:
  Residential real estate mortgage:
    Single-family residential.........         33             25              --             --             --
  Consumer............................          6              1               2              2              1
                                        ---------      ---------       ---------      ---------      ---------
Total recoveries......................         39             26               2              2              1
                                        ---------      ---------       ---------      ---------      ---------

Net loans charged-off.................         33             37             120             76             55
                                        ---------      ---------       ---------      ---------      ---------

Provision for loan losses.............        931            511              20            210            548
                                        ---------      ---------       ---------      ---------      ---------

Balance at end of period..............  $   3,249      $   2,351       $   1,877      $   1,977      $   1,843
                                        =========      =========       =========      =========      =========

Ratio of net charge-offs to average
  loans outstanding during the period.        .02%           .02%            .09%           .06%           .02%
                                        =========      =========       =========      =========      =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             At September 30,
                                      ----------------------------------------------------------------------------------------------
                                             1997               1996               1995               1994               1993
                                      ------------------ ------------------ ------------------ ------------------ ------------------
                                             Percent of         Percent of         Percent of         Percent of         Percent of
                                              Loans in           Loans in           Loans in           Loans in           Loans in
                                             Category to        Category to        Category to        Category to        Category to
                                                Total              Total              Total              Total              Total
                                      Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                      ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                        (Dollars in thousands)

Residential mortgage................  $1,070     47.6%   $1,037     54.6%   $1,041     64.9%   $1,137     72.6%   $1,147     82.3%
Commercial (1)......................   1,456     23.3       879     23.9       517     16.3       497     12.6       417     15.9
Consumer............................     723     29.1       435     21.5       319     18.8       343     14.8       279      1.8
                                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
    Total allowance for loan losses   $3,249   100.00%   $2,351   100.00%   $1,877   100.00%   $1,977   100.00%   $1,843   100.00%
                                      ======   ======    ======   =======   ======   ======    ======   ======    ======   ======

---------------
(1)  Includes commercial real estate and commercial business loans.

Investment Activities

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB"), mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 1997, the Company's mortgage-backed securities and investment securities portfolio amounted to $24.8 million and $3.1 million, respectively. At such date, the Company had an unrealized gain of $300,318, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

     Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-backed securities and investment securities prior to forming mortgage pools and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases are subject to the oversight of the Bank's Investment Committee consisting of four directors and are reviewed by the Board of Directors on a monthly basis. The Bank's President has authority to make specific investment decisions within the parameters determined by the Board of Directors.

     Mortgage-Backed Securities. At September 30, 1997, the Company's mortgage-backed securities amounted to $24.8 million, or 10.0% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At September 30, 1997, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, but because the FHLMC is not a U.S. Government-sponsored enterprise, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $207,000.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and having varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation -- Regulation of the Bank -- Capital Requirements."

     At September 30, 1997, mortgage-backed securities with an amortized cost of $24.4 million and a carrying value of $24.8 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements. At September 30, 1997, the Bank's mortgage-backed securities had a weighted average yield of 7.37%.

     At September 30, 1997, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 19 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. Treasury and federal and state government agency obligations. At September 30, 1997, the Company's entire portfolio of investment securities was classified available for sale and amounted to $3.1 million, including gross unrealized gains of $83,000. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of September 30, 1997, the estimated average life of the Company's investment securities portfolio was approximately 2 years. In addition, at September 30, 1997, the Company had $1.3 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at September 30, 1997.

                               One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years
                               ----------------    -----------------   -----------------   -------------------
                               Carrying  Average   Carrying  Average   Carrying  Average    Carrying  Average
                                 Value    Yield      Value    Yield      Value    Yield       Value    Yield
                                -------   -----     -------   -----     -------   -----      -------   -----
                                                            (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities............... $    --      --%    $ 3,083   7.13%     $    --      --%     $    --      --%
   Mortgage-backed securities..      --      --          --     --        4,270    7.10       20,548    7.42

Securities held to maturity:
   FHLB stock (1)..............      --      --          --     --           --      --        1,288    7.25
                                -------   -----     -------  -----      --------  -----      -------   -----
      Total.................... $    --      --%    $ 3,083   7.13%     $ 4,270    7.10%     $21,836    7.41%
                                =======   =====     =======  =====      =======   =====      =======   =====

                                   Total Investment Portfolio
                                   --------------------------
                                  Carrying   Amortized  Average
                                    Value       Cost     Yield
                                   -------    -------    -----
                                       (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities...............    $ 3,083    $ 3,001     7.13%
   Mortgage-backed securities..     24,818     24,407     7.37

Securities held to maturity:
   FHLB stock (1)..............      1,288      1,288     7.25
                                   -------    -------    -----
      Total....................    $29,189    $28,696     7.34%
                                   =======    =======    =====

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                                               At September 30,
                                                                  ------------------------------------------
                                                                   1997              1996              1995
                                                                  ------            ------            ------
                                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities.......................  $  3,083          $  5,107          $     --
   State government obligations................................        --             3,000                --
   Mortgage-backed securities..................................    24,818            14,797             9,072
                                                                 --------          --------          --------
      Total                                                        27,901            22,904             9,072

Securities held to maturity:
   U.S. government and agency securities and other.............        --                --             3,002
   FHLB stock..................................................     1,288             1,288             1,288
   Mortgage-backed securities..................................        --                --            13,213
                                                                 --------          --------          --------
      Total....................................................     1,288             1,288            17,503
                                                                 --------          --------          --------

        Total..................................................  $ 29,189          $ 24,192          $ 26,575
                                                                 ========          ========          ========

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta.

     Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the HONOR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at four office locations.

     The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated, the weighted average interest rates and the change in dollar amounts for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                                           For the Year Ended  September 30,
                                                     ------------------------------------------------------------------------------
                                                              1997                       1996                        1995
                                                     ----------------------     -----------------------     -----------------------
                                                                   Weighted                    Weighted                    Weighted
                                                                    Average                     Average                     Average
                                                      Amount         Rate        Amount          Rate        Amount          Rate
                                                      ------         ----        ------          ----        ------          ----
                                                                                (Dollars in thousands)
Demand accounts:
  Checking.......................................   $  22,788         .61%     $  17,079          .61%     $  11,752          .93%
  Money market...................................      14,712        4.19         10,256         4.20          4,201         2.87
Savings accounts.................................       6,456        2.00          7,020         2.00          6,890         2.43
                                                    ---------      ------      ---------       ------      ---------       ------
     Total.......................................      43,956        2.01         34,355         1.96         22,843         1.74

Certificate accounts:
  Less than 12 months (1)........................      41,814        5.28         52,962         5.32         41,397         5.81
  12 - 14 months (1).............................      27,384        5.14         39,525         5.29         53,004         6.05
  14 - 72 months (1).............................      61,962        5.89         44,371         6.02         36,213         6.06
                                                    ---------      ------      ---------       ------      ---------       ------
     Total.......................................     131,160        5.53        136,858         5.54        130,614         5.98
                                                    ---------      ------      ---------       ------      ---------       ------

Total deposits...................................   $ 175,116        4.65%     $ 171,213         4.82%     $ 153,457         5.35%
                                                    =========      ======      =========       ======      =========       ======

---------------
(1)  Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of September 30, 1997. At such date, such deposits represented 9.8% of total deposits and had a weighted average rate of 5.83%.

            Maturity Period
            ---------------
            Three months or less.......................  $    6,328
            Over three through six months..............       2,852
            Over six through 12 months.................       6,206
            Over 12 months.............................       1,711
                                                         ----------
                Total..................................  $   17,097
                                                         ==========

     At September 30, 1997, mortgage-backed securities with a carrying value of $1.6 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 1997, 1996 and 1995, the Bank's borrowings consisted of FHLB advances and, during the year ended September 30, 1997, retail repurchase agreements.

     The Bank also utilized retail repurchase agreements to a limited extent during fiscal 1996 and 1997. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date. The Bank did not have any such agreements at September 30, 1995. The Bank did not utilize such agreements during fiscal 1995.

         The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                                  At or for the
                                                                             Year Ended September 30,
                                                                -----------------------------------------------
                                                                   1997                1996              1995
                                                                ---------           ---------          --------
                                                                                 (In thousands)
Amounts outstanding at end of period:
  FHLB advances..............................................   $  11,000           $      --          $  4,000
  Federal funds purchased and securities
    sold under repurchase agreements.........................   $   1,621           $   1,040                --
Weighted average rate paid on:
  FHLB advances..............................................        6.17%                --               7.27%
  Federal funds purchased and securities  sold under
    agreements to repurchase.................................        4.67%               4.31%               --
Maximum amount of borrowings outstanding  at any month end:
  FHLB advances..............................................   $  13,000           $   7,000          $ 21,000
  Federal funds purchased and securities
    sold under repurchased agreements........................       1,645               1,040                --

                                                                          At or for the
                                                                     Year Ended September 30,
                                                        -----------------------------------------------
                                                           1997                1996              1995
                                                        ---------           ---------          --------
                                                                         (In thousands)
Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances......................................   $   3,400           $   2,250          $ 11,833
  Federal funds purchased and securities
    sold under repurchase agreements.................       1,218                 582                --
Approximate weighted average rate paid on: (1)
  FHLB advances......................................        5.78%               6.83%             6.54%
  Federal funds purchased and securities
    sold under agreements to repurchase..............        4.56%               4.44%               --%

-------------------
(1)  Based on month-end balances.

Subsidiary Activities

     In prior years, the Bank had one subsidiary, Tidewater Financial Services Corporation, a North Carolina corporation, which had been inactive during the past three years. This subsidiary was dissolved effective September 30, 1996.

Competition

     The Company faces strong competition in originating real estate, commercial business and consumer loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions, mortgage bankers and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the recent reduction of restrictions on the interstate operations of financial institutions.

     The Bank attracts its deposits through its branch offices primarily from the local communities. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions and brokers in the Bank's primary market area. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

     Management considers its primary market area for gathering deposits and originating loans to be Beaufort, Craven, Lenoir, Nash, Pasquotank and Pitt Counties in eastern North Carolina, which are the counties in which the Bank's offices are located. The Bank originates loans throughout eastern North Carolina.

Employees

     As of September 30, 1997, the Bank had 113 full-time and 7 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

                                   REGULATION

Depository Institution Regulation

     General. The Bank is a North Carolina-chartered commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

     As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company.

     Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

     In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more and certain other capital instruments. The includible amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

     The federal bank regulators, including the FDIC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management has not determined what effect, if any, the proposed interest rate risk component would have on the Bank's capital if adopted as proposed. The FDIC has adopted a regulation that provides that the FDIC may take into account whether a bank has significant risks from concentrations of credit or nontraditional activities in determining the adequacy of its capital. The Bank has not been advised that it will be required to maintain any additional capital under this regulation. The proposed interest rate risk component would not apply to bank holding companies on a consolidated basis.

     In addition to FDIC regulatory capital requirements, the North Carolina Bank Commissioner requires that the Bank have adequate capitalization which is determined based upon each Bank's particular set of circumstances. The Bank is subject to the Commissioner's capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital. Common capital is defined as the total of the par value of shares times the number of shares outstanding.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A
"significantly undercapitalized" institution may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

     The federal banking regulators has adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater;

and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of September 30, 1997, the Bank was classified as "well capitalized" under FDIC regulations.

     Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already substantially meets all the standards adopted in the interagency guidelines.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods. During the Bank's last compliance examination, the Bank received an "outstanding" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     The federal banking regulatory agencies have issued a revision of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1997, of $1.3 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the Bank met its reserve requirements.

     The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by the State Commission.

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the Bank Insurance Fund ("BIF") members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $946,000 pre-tax, accrued during the quarter ended September 30, 1997, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Although the Bank, as a North Carolina commercial bank, would qualify for insurance of deposits by the BIF of the FDIC, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance. Accordingly, following the Bank Conversion, the Bank remained a member of the SAIF, which insures the deposits of the Bank to a maximum of $100,000 for each depositor.

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 16.0% of total assets at September 30, 1997, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 1997, the Bank's liquidity ratio was in excess of the North Carolina regulations.

     Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the pre-1988 reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would create federal tax liabilities.

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered non-member bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value may comprise shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $6.0 million at September 30, 1997. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $3.5 million. At September 30, 1997, the Bank's largest lending relationship was a $3.3 million relationship consisting of four commercial real estate loans. All loans within this relationship were current and performing in accordance with their terms at September 30, 1997.

     Transactions with Related Parties. Transactions between a state non-member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state non-member bank is any company or entity which controls, is controlled by or is under common control with the state non-member bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state non-member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state non-member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state non-member bank.

     State non-member  banks also are subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state non-member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further,
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Additionally, North Carolina statutes set forth restrictions on loans to executive officers of state-chartered banks, which provide that no bank may extend credit to any of its executive officers nor a firm or partnership of which such executive officers is a member, nor a company in which such executive officer owns a controlling interest, unless the extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank with persons who are not employed by the bank, and provided further that the extension of credit does not involve more than the normal risk of repayment.

     Restrictions on Certain Activities. Under FDICIA, state-chartered non-member banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

     The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the

FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

Regulation of the Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company, (satisfactory financial condition, particularly with respect to capital adequacy, and a satisfactory CRA rating generally are prerequisites to obtaining federal regulatory approval to make acquisitions).

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Depository Institution Regulation -- Capital Requirements."

     Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Interstate  Banking.  The  Riegle-Neal  Interstate  Banking  and  Branching
Efficiency  Act of  1994  (the  "Act")  was  enacted  to  ease  restrictions  on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. North Carolina has enacted legislation permitting interstate banking transactions. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Act authorizes the FDIC to approve interstate branching de novo by state banks only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "-- Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Depository Institution Regulation -- Capital Requirements."

                                    TAXATION

General

     The Bank files a federal income tax return based on a fiscal year ending September 30.

Federal Income Taxation

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. In its form as a savings bank until April 1997, through tax years beginning before December 31, 1995, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal
Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     Legislation that became effective for tax years beginning after December 31, 1995 requiring the Bank to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

     The Bank's federal income tax returns have been audited through the year ended September 30, 1992.

State Income Taxation

     Under North Carolina law, the corporate income tax currently is 7.50% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. This rate will be reduced to 7.25% for 1998, 7.00% for 1999 and 6.9% for 2000 and thereafter. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

Item 2.  Properties
-------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 1997.

                                                                    Book Value at
                                     Year           Owned or        September 30,         Approximate
                                    Opened           Leased             1997            Square Footage
                                    ------          --------        -------------       --------------
                                                                (Dollars in thousands)
    Main Office:
    1311 Carolina Avenue
    Washington, NC 27889             1986             Owned            $   627             10,200

    Branch Offices:
    300 North Market Street
    Washington, NC  27889            1959             Owned                117              4,680

    301 E. Arlington Blvd.
    Greenville, NC  27835            1993             Owned                314              2,600

    604 E. Ehringhaus Street
    Elizabeth City, NC  27906        1980             Owned                180              2,500

    827 Hardee Road
    Kinston, NC  28501               1996            Leased                 --              2,000

    1725 Glenburnie Road
    New Bern, NC  28561              1990             Owned                339              2,600

    202 Craven Street
    New Bern, NC  28560              1995            Leased                 34              2,500

    300 Sunset Avenue
    Rocky Mount, NC  27804           1994             Owned                330              4,948

    Loan Production Office:
    6800 Wrightsville Avenue
    Suite 23                         1995            Leased                 --                692
    Wilmington, NC  28406

    Operations Center:
    239 West Main Street
    Washington, NC  27889            1994             Owned                334              7,600

    Future Branch Sites:
    Cypress Landing
    Chocowinity, NC                                   Owned                126

    Taberna
    New Bern, NC                                      Owned                176

     The book value of the Bank's investment in premises and equipment was $2.8 million at September 30, 1997. See Note 6 to Consolidated Financial Statements.

Item 3. Legal Proceedings.
--------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At September 30, 1997, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

     Not applicable.

                                     PART II

Item 5.  Market for the Registrant's  Common  Equity and  Related  Stockholders'
--------------------------------------------------------------------------------
         Matters
         -------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 13 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained under the sections captioned "Interest Rate Sensitivity Analysis" on page 5 in the Annual Report is incorporated herein be reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 14 through 30 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Management Remuneration
---------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Interlocks and Insider Participation," "-- Compensation Committee Report on Executive Compensation," " -- Comparative Stock Performance Graph," " -- Executive Compensation" and "--Director Compensation" " in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (b) Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition as of September 30, 1997 and 1996

     Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1996

     Consolidated   Statements  of  Stockholders  Equity  for  the  Years  Ended
     September 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------
      3.1         Certificate  of  Incorporation  of  NewSouth   Bancorp,   Inc.
                  (Incorporated  herein by  reference  from  Exhibit  3.1 to the
                  Company's   Registration  Statement  on  Form  S-1  (File  No.
                  333-16335))
      3.2         Bylaws  of  NewSouth  Bancorp,  Inc.  (Incorporated  herein by reference  from  Exhibit  3.2  to the  Company's  Registration
                  Statement on Form S-1 (File No. 333-16335))
      4           Form of Common Stock  Certificate  of NewSouth  Bancorp,  Inc.
                  (Incorporated  herein  by  reference  from  Exhibit  1 to  the
                  Company's Registration Statement on Form 8-A))
     10.1(a)      Employment Agreement between NewSouth Bancorp, Inc. and Thomas
                  A. Vann (Incorporated herein by reference from Exhibit 10.3(a)
                  to the Company's  Registration Statement on Form S-1 (File No.
                  333-16335))
     10.1(b)      Employment Agreement between Home Savings Bank, SSB and Thomas
                  A. Vann (Incorporated herein by reference from Exhibit 10.3(b)
                  to the Company's  Registration Statement on Form S-1 (File No.
                  333-16335))
     10.2         Change in Control  Protective  Agreements between Home Savings
                  Bank, SSB, NewSouth Bancorp,  Inc. and Mary R. Boyd, Sherry L.
                  Correll,  Kristie W.  Hawkins,  Walter P. House and William R.
                  Outland (Incorporated herein by reference from Exhibit 10.4 to the  Company's  Registration  Statement  on Form S-1 (File No.
                  333-16335))
     10.3         Supplemental   Income   Agreements  as  Amended  and  Restated
                  December 14, 1995 between Home Savings Bank, SSB and Sherry L.
                  Correll,  William R.  Outland  and Thomas A. Vann and the 1996
                  Amendment  Thereto  (Incorporated  herein  by  reference  from
                  Exhibit 10.5 to the Company's  Registration  Statement on Form
                  S-1 (File No. 333-16335))
     10.4         Supplemental  Income Plan  Agreements  as Amended and Restated
                  December 14, 1995 between Home Savings Bank,  SSB and James F.
                  Buckman,  Walter P. House,  Thomas A. Vann and William L. Wall
                  and  the  1996  Amendment  Thereto   (Incorporated  herein  by
                  reference  from  Exhibit  10.6 to the  Company's  Registration
                  Statement on Form S-1 (File No. 333-16335))
     10.5         Home Savings Bank, SSB Director's  Deferred  Compensation Plan
                  Agreements  as Amended  and  Restated  December  14, 1995 with
                  Edmund T. Buckman,  Jr.,  Linley H. Gibbs,  Jr.,  Frederick N.
                  Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall
                  T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto
                  (Incorporated  herein by  reference  from  Exhibit 10.7 to the
                  Company's   Registration  Statement  on  Form  S-1  (File  No.
                  333-16335))
     10.6         Home Savings Bank, SSB Director's  Retirement  Plan Agreements
                  as Amended  and  Restated  December  14,  1995 with  Edmund T.
                  Buckman,  Jr.,  Linley H. Gibbs,  Jr.,  Frederick N. Holscher,
                  Frederick H. Howdy,  Charles E. Parker, Jr. and Thomas A. Vann
                  and  the  1996  Amendment  Thereto   (Incorporated  herein  by
                  reference  from  Exhibit  10.8 to the  Company's  Registration
                  Statement on Form S-1 (File No. 333-16335))
     10.7         Home  Savings  Bank,   SSB   Director's   Retirement   Payment
                  Agreements  as Amended  and  Restated  December  14, 1995 with
                  Edmund T. Buckman,  Jr.,  Linley H. Gibbs,  Jr.,  Frederick N.
                  Holscher,  Frederick  H. Howdy,  Charles E.  Parker,  Jr., and
                  Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company's
                  Registration Statement on Form S-1 (File No. 333-16335))
     10.8         Home Savings Bank,  SSB Directors  Retirement  Plan  Agreement
                  with Marshall Singleton (Incorporated herein by reference from Exhibit 10.10 to the Company's Registration Statement on Form
                  S-1 (File No. 333-16335))

     13           Annual Report to Stockholders
     21           Subsidiaries of the Registrant
     27           Financial Data Schedule

      (b) Reports on Form 8-K.  During the quarter ended September 30, 1997, the
          --------------------
Registrant did not file any Current Reports on Form 8-K.

      (c)  Exhibits.  The exhibits  required by Item 601 of  Regulation  S-K are
           ---------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

      (d) Financial  Statements and Schedules Excluded from Annual Report. There
          ----------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NEWSOUTH BANCORP, INC.

December 19, 1997
                                                By:  /s/ Thomas A. Vann
                                                    -------------------------
                                                       Thomas A. Vann
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                                        December 19, 1997
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                       December 19, 1997
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                                December 19, 1997
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                                  December 19, 1997
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                                 December 19, 1997
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                                    December 19, 1997
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                                December 19, 1997
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                                 December 19, 1997
--------------------------------------------
Marshall T. Singleton
Director