Form 10-Q
period 1997-12-31
NEWSOUTH BANCORP INC
filed 1998-02-10
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

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


             1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA 27889
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (919) 946-4178
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

Number of shares of common stock outstanding as of January 30, 1998: 2,909,500

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                            PAGE
         ---------------------                                            ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 1997 (unaudited) and September 30, 1997              1

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1997 and 1996 (unaudited)               2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended December 31, 1997 (unaudited)              3

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1997 and 1996 (unaudited)               4

          Notes to Consolidated Financial Statements (unaudited)            5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities                                            11

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                 12

NewSouth Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

                                                          December 31      September 30
Assets                                                        1997             1997
                                                              ----             ----
Cash and due from banks                                  $   4,183,847    $   3,027,271
Interest-bearing deposits in financial institutions            646,263       12,744,980
Investment securities - available for sale                   3,087,078        3,083,422
Mortgage-backed securities - available for sale             40,910,328       24,818,412
Loans receivable, net:
  Held for sale                                             15,229,177       25,055,845
  Held for investment                                      176,837,798      172,729,060
Premises and equipment, net                                  2,807,985        2,818,167
Deferred income taxes                                          656,199          821,863
Real estate owned                                              292,490          357,503
Federal Home Loan Bank stock, at cost                        1,287,500        1,287,500
Accrued interest receivable                                  1,887,307        1,847,346
Prepaid expenses and other assets                            1,045,949          689,828
                                                         -------------    -------------
TOTAL ASSETS                                             $ 248,871,921    $ 249,281,197
                                                         =============    =============


Liabilities and Stockholders' Equity

Liabilities:
 Deposits
  Demand                                                 $  39,557,981    $  37,500,216
  Savings                                                    6,366,953        6,455,357
  Time                                                     138,076,046      131,160,215
                                                         -------------    -------------
          Total deposits                                   184,000,980      175,115,788

Borrowed money                                               2,907,143       12,621,120
Accrued interest payable                                        68,778           91,915
Income taxes payable                                           716,197          457,498
Advance payments by borrowers for property taxes and
  insurance                                                    193,576          182,731
Other liabilities                                            3,577,552        2,956,558
                                                         -------------    -------------
                                                           191,464,226      191,425,610


Stockholders' equity:
  Preferred stock, $.01 par value, authorized
   1,000,000 shares; none issued
  Common stock, $.01 par value, authorized
    8,000,000 shares; 2,909,500 issued and outstanding          29,095           29,095
  Additonal paid in capital                                 42,654,054       42,654,054
  Unearned ESOP shares, 207,932 shares                      (3,098,191)      (3,118,984)
  Unawarded MRP shares, at cost                             (3,275,299)      (2,050,531)
  Unrealized gain(loss) securities-AFS, net                    557,263          300,318
  Retained income, substantially restricted                 20,540,773       20,041,635
                                                         -------------    -------------
  Total stockholders' equity                                57,407,695       57,855,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 248,871,921    $ 249,281,197
                                                         =============    =============

See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

                                                            Three Months Ended
                                                                December 31
                                                         -------------------------
                                                            1997           1996
                                                         -------------------------
Interest income:
  Interest and fees on loans                             $4,440,002     $3,572,633
  Interest and dividends in investments and deposits        799,581        510,280
                                                         ----------     ----------
           Total interest income                          5,239,583      4,082,913
                                                         ----------     ----------

Interest expense:
  Interest on deposits                                    2,160,124      2,071,778
  Interest on borrowings                                     43,562         15,207
                                                         ----------     ----------
           Total interest expense                         2,203,686      2,086,985
                                                         ----------     ----------

Net interest income before provision for possible
  losses                                                  3,035,897      1,995,928
Provision for possible loan losses                          100,000        106,578
                                                         ----------     ----------
           Net interest income                            2,935,897      1,889,350
                                                         ----------     ----------

Other income:
  Loan fees and service charges                             232,854        157,414
  Loan servicing fees                                       146,178        161,578
  Gain on sale of real estate, net                           39,940             --
  Gain on sale of mortgage loans and mortgage-
      backed securities                                     130,164          8,140
  Other  income                                              39,567         43,077
                                                         ----------     ----------
           Total other income                               588,703        370,209
                                                         ----------     ----------

General and administrative expenses:
  Compensation and fringe benefits                        1,720,609        927,738
  Federal insurance premiums                                 26,695             --
  Premises and equipment                                     80,260         95,204
  Advertising                                                30,202         25,149
  Payroll and other taxes                                    83,877         70,661
  Other                                                     352,399        349,314
                                                         ----------     ----------
           Total general and administrative expenses      2,294,042      1,468,066
                                                         ----------     ----------

Income before income taxes                                1,230,558        791,493

Income taxes                                                473,700        310,300
                                                         ----------     ----------

Net income                                               $  756,858     $  481,193
                                                         ==========     ==========

Diluted earnings per share                               $     0.29     $      n/a
                                                         ==========

Dividends per share                                      $     0.10     $      n/a
                                                         ==========

Average number of common shares outstanding               2,595,565            n/a


See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

                                                                                                        Unrealized
                                                                                                          gain on
                                                             Retained                                    Available
                                               Additional    Earnings       Unearned       Unawarded     For Sale
                                    Common      Paid-in    Substantially      ESOP            MRP       Securities,
                                    Stock       Capital     Restricted       Shares         Shares          Net         Total
                                  ---------   -----------   -----------   -----------    -----------    ----------   -----------
Balance September 30, 1997        $  29,095   $42,654,054   $20,041,635   $(3,118,984)   $(2,050,531)   $  300,318   $57,855,587

Net income                                                      756,858                                                  756,858

Change in unrealized gains on
  securities available-for-sale,
  net of taxes                                                                                             256,945       256,945

Acquisition of shares for MRP                                                             (1,224,768)                 (1,224,768)

Dividends ($.10 per share)                                     (257,720)                                                (257,720)

Release of ESOP shares                                                         20,793                                     20,793


Balance December 31, 1997         $  29,095   $42,654,054   $20,540,773   $(3,098,191)   $(3,275,299)   $  557,263   $57,407,695
                                  =========   ===========   ===========   ===========    ===========    ==========   ===========

See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                                               Three Months Ended
                                                                                   December 31
                                                                         ------------------------------
                                                                             1997              1996
                                                                         ------------------------------
Operating activities:
    Net Income                                                           $    756,858      $    481,193
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Provision for loan losses                                           100,000           106,578
          Depreciation                                                         39,207            36,168
          ESOP compensation                                                    20,793                --
          Accretion of discounts on securities                                     93             6,608
          Gain on disposal of premises and equipment and real estate
             acquired in settlement of loans                                  (40,840)               --
          Gain on sale of mortgage loans and mortgage-backed
             securities                                                      (130,164)           (8,139)
          Originations of loans held for sale, net                        (13,550,873)      (12,414,310)
          Proceeds from sale of loans held for sale                         5,544,111         1,003,554
          Other operating activities                                          470,814          (670,507)
                                                                         ------------      ------------
             Net cash used in operating activities                         (6,790,001)      (11,458,855)
Investing activities:
    Proceeds from maturities of securities available for sale                      --         5,000,000
    Purchases of investment securities                                             --        (2,000,000)
    Proceeds from principal repayments and sales of
       mortgage-backed securities available for sale                        2,291,043         4,610,074
    Loan originations, net of principal repayments of loans
       held for investment                                                 (4,268,577)       (3,580,110)
    Proceeds from disposal of premises and equipment and
       real estate acquired in settlement of loans                            165,692                --
    Purchases of premises and equipment                                       (29,025)          (18,250)
                                                                         ------------      ------------
             Net cash provided by (used in) investing activities           (1,840,867)        4,011,714
Financing activities:
    Net increase in deposit accounts                                        8,885,192         5,096,882
    Proceeds from FHLB borrowings                                           4,500,000         6,000,000
    Repayments of FHLB borrowings                                         (14,500,000)       (6,000,000)
    MRP funding                                                            (1,224,768)               --
    Cash dividends paid                                                      (257,720)               --
    Net change in repurchase agreements                                       286,023          (334,194)
                                                                         ------------      ------------
             Net cash provided by (used in) financing activities           (2,311,273)        4,762,688

Increase (decrease) in cash and cash equivalents                          (10,942,141)       (2,684,453)

Cash and cash equivalents, beginning of period                             15,772,251         8,576,577
                                                                         ------------      ------------

Cash and cash equivalents, end of period                                 $  4,830,110      $  5,892,124
                                                                         ============      ============

Supplemental disclosures:
    Real estate acquired in settlement of loans                          $     59,839      $    493,684
    Exchange of loans for mortgage-backed securities                     $ 17,958,559      $  8,310,216


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

NewSouth Bancorp, Inc. (the"Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company for NewSouth Bank (the "Bank") in connection with the Bank's conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered commercial bank on April 7, 1997, pursuant to its Plan of Conversion. NewSouth Bank opened for business the first day under that name on April 8, 1997. The common stock of the Company began trading on the Nasdaq National Market System on April 8, 1997 under the symbol "NSBC".

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to April 7, 1997. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 7, 1997, such statements include only the accounts and operations of the Bank. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

NOTE 3.  EARNINGS PER SHARE

The Company's earnings per share for the three month period ended December 31, 1997 is based on 2,595,565 weighted average shares of common stock outstanding, which excludes ESOP and MRP benefit plan shares not committed to be released or granted. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company adopted SFAS No. 128 on October 1, 1997 and it has had no effect on earnings per share, as the Company had no common stock equivalents or convertible securities outstanding during the three month period ended December 31, 1997.

NOTE 4.  DIVIDENDS DECLARED

On December 18, 1997, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of January 2, 1998 and payable on January 23, 1998.

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

The earnings of the Bank depend primarily on its level of net interest income. Net interest income is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is also a function of the Bank's interest rate spread, which is the difference between the yield received on average interest-earning assets and the cost paid on average interest-bearing liabilities. The Bank's earnings are also affected by its levels of noninterest income and noninterest expenses. Earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, events beyond control of the Bank.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

Total consolidated assets were $248.9 million at December 31, 1997 compared to $249.3 million at September 30, 1997. Total interest-earning assets declined by $1.7 million to $238.0 million at December 31, 1997 from $239.7 million at September 30, 1997.

Interest-bearing deposits in financial institutions declined to $646,000 at December 31, 1997 from $12.7 million at September 30, 1997, as these deposits were used to repay borrowed money. During the quarter ended December 31, 1997 the Bank implemented various investment strategies as a newly-converted commercial bank in order to increase its regulatory liquidity levels. The Bank securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $40.9 million at December 31, 1997 compared to $25.1 million at September 30, 1997. Consequently, loans held for sale declined to $15.2 million at December 31, 1997 from $25.1 million at September 30, 1997. The Bank continued to experience favorable consumer and commercial loan demand as loans held for investment increased to $176.8 million at December 31, 1997 from $172.7 million at September 30, 1997. To support the risk associated with these types of loans, the Bank increased its allowance for loan losses to $3.3 million, or 1.71% of loans outstanding at December 31, 1997. Earning assets were 95.6% of total assets at December 31, 1997 compared to 96.2% at September 30, 1997.

Total interest-bearing liabilities declined to $186.9 million at December 31, 1997 from $187.7 million at September 30, 1997. Total deposits increased by $8.9 million, or 5.1%, to $184.0 million at December 31, 1997 from $175.1 million at September 30, 1997. Borrowed money declined to $2.9 million at December 31, 1997 from $12.6 million, reflecting the repayment discussed above.

Stockholders' equity was $57.4 million at December 31, 1997 compared to $57.9 million at September 30, 1997. See "Consolidated Statements of Stockholders' Equity". At December 31, 1997, the Company's stockholders' equity to total assets ratio was 23.1% compared to 23.2% at

September 30, 1997. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone equity was $40.6 million at December 31, 1997, which is substantially in excess of all such regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the three months ended December 31, 1997, the Management Recognition Plan Trust ("MRP") established for the future benefit of directors and officers of the Company and the Bank, purchased 38,680 shares of the Company's common stock in the open market at an average cost of $31.66 per share, totaling approximately $1.2 million. These shares are being held in trust for future awards, subject to stockholder approval, and are reported as a reduction in stockholders' equity. The MRP has purchased a total of 116,380 shares of the Company's common stock in the open market, 4% of the issued and outstanding shares.

On December 18, 1997 the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable January 23, 1998 to stockholders of record of January 2, 1998. This dividend payment represents the Company's third consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL. Net income for the three months ended December 31, 1997 was $757,000, compared to $481,000 for the three months ended December 31, 1996, an increase of 57.3%. Earnings per share have only been presented for the three months ended December 31, 1997. Prior to the completion of its stock conversion on April 7, 1997, the Company had no assets and engaged in no business activities. Accordingly, prior period comparative financial information relates to the Bank only, as the Company had not completed its stock offering.

INTEREST INCOME. Interest income increased to $5.2 million for the three months ended December 31, 1997 from $4.1 million for the three months ended December 31, 1996. This increase is attributable to the increase in the volume of interest-earning assets, due primarily from the infusion of the proceeds received from the stock conversion. Average interest-earning assets increased to $238.6 million for the three months ended December 31, 1997 from $187.9 million for the three months ended December 31, 1996. The yield on average interest-earning assets was 8.8% for the three months ended December 31, 1997 compared to 8.7% for the three months ended December 31, 1996.

INTEREST EXPENSE. Interest expense on deposits and borrowings had a marginal increase to $2.2 million for the three months ended December 31, 1997 from $2.1 million for the three months ended December 31, 1996, while average interest-bearing liabilities increased to $187.3 million for the three months ended December 31, 1997 from $174.6 million for the three months ended December 31, 1996. The effective cost of average interest-bearing liabilities had a marginal decrease to 4.7% for the three months ended December 31, 1997 from 4.8% for the three months ended December 31, 1996. As a result of the net proceeds received from the stock conversion, the Bank has been able to manage the cost it pays on deposits. In addition, the Bank has increased its checking account base to $39.6 million at December 31, 1997 from $27.3 million at December 31, 1996, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.0 million for the three months ended December 31, 1997 from $2.0 million for the three months ended December 31, 1996. This increase resulted from the combination of the increase in the volume of interest-earning assets and the management of the cost of interest-bearing liabilities. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) increased to 4.1% for the three months ended December 31, 1997 from 3.9% for the three months ended December 31, 1996. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) also increased, to 5.1% for the three months ended December 31, 1997 from 4.3% for the three months ended December 31, 1996.

PROVISION FOR LOAN LOSSES. During the three months ended December 31, 1997 the Bank recorded provisions for loan losses of $100,000 compared to $107,000 for the three months ended December 31, 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Increases or decreases in the provision and resulting allowances is based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of loan loss allowances discussed above is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income increased to $589,000 for the three months ended December 31, 1997 from $370,000 for the three months ended December 31, 1996. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from loan sales and other miscellaneous income. During the three months ended December 31, 1997, the Bank recorded gains from sales of loans of $130,000 compared to $8,000 for the three months ended December 31, 1996, as the volume of loans sold during the 1997 period was $5.5 million compared to $1.0 million for the 1996 period.

NONINTEREST EXPENSE. Noninterest expenses totaled $2.3 million for the three months ended December 31, 1997 compared to $1.5 million for the three months ended December 31, 1996. The largest single component of these expenses, compensation and fringe benefits, increased to $1.7 million for the three months ended December 31, 1997 from $928,000 for the three months ended December 31, 1996. During the three months ended December 31, 1997, the Bank accrued approximately $482,000 of estimated bonuses under a performance based bonus plan and also recorded $208,000 in benefits expense for the Employee Stock Ownership Plan ("ESOP"). As part of the stock conversion, the Company formed an ESOP that acquired 232,760 shares of the Company's common stock (8% of the issued and outstanding shares). The compensation expense associated with the ESOP is reported in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Other noninterest expenses including premises and equipment, advertising, and office supplies remained relatively constant from period to period.

INCOME TAXES. Income tax expense was $474,000 for the three months ended December 31, 1997, compared to $310,000 for the three months ended December 31, 1996. The changes in the amounts of income tax provisions reflect the changes in income before income taxes and are generally reflective of the effective income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, NewSouth Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at December 31, 1997, as calculated under such requirements, exceeded the requirements. "Liquidity" generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.

The Bank's primary source of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the Federal Home Loan Bank of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are substantially influenced by general market interest rates, economic conditions and competition. The Bank attempts to manage the pricing of its deposits in order to maintain a desired deposit mix. At December 31, 1997, the Bank has cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $64.1 million, or 25.7% of total assets.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 1997.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

YEAR 2000 COMPLIANCE

The year 2000 poses many challenges for the banking industry. Many automated applications may cease to properly function as a result of how date fields have historically been programmed. Many programs were designed and developed without considering the impact of the upcoming change in the century. Failure to address this issue in a timely manner may cause banking institutions to experience operational problems and could cause disruption of financial markets. Many experts believe that even the most prepared organizations may encounter some implementation problems. As a result, NewSouth Bank has developed a Year 2000 Strategic Plan (the "Plan") to take the necessary steps to insure that problems and disruptions are minuscule.

Most of the Bank's data processing systems are outsourced to service bureaus, who are addressing Year 2000 program changes. The Bank's Plan includes independent verification of Year 2000 compliance with its data processing service bureau, vendors, suppliers, customers and others as may be identified. The plan also includes analyzing, testing, and documenting that its service bureau, inhouse computer systems, and equipment the Bank owns are Year 2000 compliant (including each PC, printer, modem, ATM, etc.). The Bank believes the cost of addressing the Year 2000 issue will have no material impact on earnings or would cause reported financial information not to be necessarily indicative of future operating results or financial condition.

In a related matter, during the three months ended December 31, 1997, the Bank entered into a services agreement with a new data processing vendor, Bisys, Inc. Bisys is a leading national provider of integrated, growth-enabling outsourcing solutions capable of providing customer responsive technology and improved operating efficiencies. The Bank anticipates completing the conversion to the new Bisys system during the June 1998 quarter.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

              Exhibit 27 - Financial Data Schedule

         B.  Reports on Form 8-K

              Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEWSOUTH BANCORP, INC.




Date:  February 9, 1998                      /s/ William L. Wall
                                             -----------------------------
                                             William L. Wall
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date: February 9, 1998                       /s/ Kristie W. Hawkins
                                             -----------------------------
                                             Kristie W. Hawkins
                                             Controller
                                             Treasurer
                                             (Principal Accounting Officer)