Form 10-Q
period 1998-03-31
NEWSOUTH BANCORP INC
filed 1998-05-11
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended March 31, 1998.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from           to           .
                               ---------    ----------

Commission File Number:  0-22219

                             NEWSOUTH BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           56-1999749
 ------------------------------                             -------------------
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

                                 (252) 946-4178
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

  Number of shares of common stock outstanding as of April 30, 1998: 2,909,500

CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 1998 (unaudited) and September 30, 1997                    1

          Consolidated Statements of Operations for the Three
          and Six Months Ended March 31, 1998 and 1997 (unaudited)             2

          Consolidated Statements of Stockholders' Equity for
          the Six Months Ended March 31, 1998 (unaudited)                      3

          Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1998 and 1997 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)               5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities                                               11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 5.   Other Information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                    12

NewSouth Bancorp, Inc.
Consolidated Statements of Financial Condition

                                                               March 31      September 30
                                                                   1998              1997
                                                                   ----              ----
Assets                                                      (unaudited)


Cash and due from banks                                   $   3,746,417     $   3,027,271
Interest-bearing deposits in financial institutions          11,516,971        12,744,980
Investment securities - available for sale                    3,081,356         3,083,422
Mortgage-backed securities - available for sale              36,837,031        24,818,412
Loans receivable, net:
  Held for sale                                              17,302,615        25,055,845
  Held for investment                                       185,210,155       172,729,060
Premises and equipment, net                                   2,793,874         2,818,167
Deferred income taxes                                           708,803           821,863
Real estate owned                                               364,378           357,503
Federal Home Loan Bank stock, at cost                         1,363,800         1,287,500
Accrued interest receivable                                   1,722,586         1,847,346
Prepaid expenses and other assets                             1,470,354           689,828
                                                          -------------     -------------

TOTAL ASSETS                                              $ 266,118,340     $ 249,281,197
                                                          =============     =============


Liabilities and Stockholders' Equity

Liabilities:
 Deposits
  Demand                                                  $  41,517,285     $  37,500,216
  Savings                                                     6,709,434         6,455,357
  Time                                                      152,537,420       131,160,215
                                                          -------------     -------------
               Total deposits                               200,764,139       175,115,788

Borrowed money                                                2,129,143        12,621,120
Accrued interest payable                                         85,421            91,915
Income taxes payable                                             15,797           457,498
Advance payments by borrowers for
 property taxes and insurance                                    64,194           182,731
Other liabilities                                             5,205,395         2,956,558
                                                          -------------     -------------
                                                            208,264,089       191,425,610

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
   1,000,000 shares; none issued
  Common stock, $.01 par value, authorized
    8,000,000 shares; 2,909,500 issued and outstanding           29,095            29,095
  Additional paid in capital                                 42,654,054        42,654,054
  Unallocated ESOP shares, at cost                           (3,077,471)       (3,118,984)
  Unawarded MRP shares, at cost                              (3,275,299)       (2,050,531)
  Unrealized gain(loss) securities-AFS, net                     475,673           300,318
  Retained income, substantially restricted                  21,048,199        20,041,635
                                                          -------------     -------------
  Total stockholders' equity                                 57,854,251        57,855,587
                                                          -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 266,118,340     $ 249,281,197
                                                          =============     =============


See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                  March 31                    March 31
                                                        -------------------------    -------------------------
                                                              1998           1997           1998          1997
                                                        -------------------------    -------------------------

Interest income:
  Interest and fees on loans                            $4,475,135     $3,844,526    $ 8,915,137    $7,417,160
  Interest and dividends on investments and deposits       855,087        511,278      1,654,667     1,021,558
                                                        ----------     ----------    -----------    ----------
           Total interest income                         5,330,222      4,355,804     10,569,804     8,438,718
                                                        ----------     ----------    -----------    ----------


Interest expense:
  Interest on deposits                                   2,238,436      2,050,120      4,398,560     4,121,897
  Interest on borrowings                                    24,036         73,787         67,598        88,995
                                                        ----------     ----------    -----------    ----------
           Total interest expense                        2,262,472      2,123,907      4,466,158     4,210,892
                                                        ----------     ----------    -----------    ----------

Net interest income before provision for possible
  loan losses                                            3,067,750      2,231,897      6,103,646     4,227,826
Provision for  possible loan losses                              0        100,000        100,000       206,578
                                                        ----------     ----------    -----------    ----------
           Net  interest income                          3,067,750      2,131,897      6,003,646     4,021,248
                                                        ----------     ----------    -----------    ----------

Other income:
  Loan fees and service charges                            220,480        168,917        453,334       326,331
  Loan servicing fees                                      185,013        150,174        331,191       311,752
  Gain on sale of real estate, net                          (7,878)         2,091         32,062         2,091
  Gain on sale of mortgage loans and mortgage-
      backed securities                                    272,580             --        402,744         8,140
  Other  income                                             61,821         45,368        101,387        88,444
                                                        ----------     ----------    -----------    ----------
           Total other income                              732,016        366,550      1,320,718       736,758
                                                        ----------     ----------    -----------    ----------

General and administrative expenses:
  Compensation and fringe benefits                       1,919,184        973,633      3,639,793     1,901,371
  Federal insurance premiums                                27,585         27,707         54,280        27,707
  Premises and equipment                                    83,654        105,871        163,914       201,074
  Advertising                                               29,999         67,305         60,200        92,454
  Payroll and other taxes                                  100,972         82,566        184,848       153,227
  Other                                                    396,687        607,228        749,086       956,542
                                                        ----------     ----------    -----------    ----------
           Total general and administrative expenses     2,558,081      1,864,310      4,852,121     3,332,375
                                                        ----------     ----------    -----------    ----------

Income before income taxes                               1,241,685        634,137      2,472,243     1,425,631

Income taxes                                               475,600        248,600        949,300       558,900
                                                        ----------     ----------    -----------    ----------

Net income                                              $  766,085     $  385,537    $ 1,522,943    $  866,731
                                                        ==========     ==========    ===========    ==========


Diluted earnings per share                              $     0.30     $      n/a    $      0.59    $      n/a
                                                        ==========                   ===========

Dividends per share                                     $     0.10     $      n/a    $      0.20    $      n/a
                                                        ==========                   ===========

Average number of common shares outstanding              2,585,188            n/a      2,590,419           n/a


See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended March 31, 1998
(unaudited)

                                                                                                            Unrealized
                                                                                                              Gain on
                                                                                 Retained                    Available
                                                    Additional     Earnings     Unallocated    Unawarded     For Sale
                                         Common      Paid-in    Substantially      ESOP           MRP       Securities,
                                          Stock      Capital     Restricted       Shares        Shares          Net         Total
                                         -------   -----------   -----------   -----------    -----------    --------    -----------
Balance September 30, 1997               $29,095   $42,654,054   $20,041,635   $(3,118,984)   $(2,050,531)   $300,318   $57,855,587

Net income                                                         1,522,943                                              1,522,943

Change in unrealized gains on securities
  available-for-sale, net of taxes                                                                            175,355       175,355

Acquisition of MRP shares                                                                      (1,224,768)               (1,224,768)

Dividends on common stock                                           (516,379)                                              (516,379)

Release of ESOP shares                                                              41,513                                   41,513
                                         -------   -----------   -----------   -----------    -----------    --------   -----------


Balance March 31, 1998                   $29,095   $42,654,054   $21,048,199   $(3,077,471)   $(3,275,299)   $475,673   $57,854,251
                                         =======   ===========   ===========   ===========    ===========    ========   ===========


See Notes to Consolidated Financial Statements.

NewSouth Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                                           Six Months Ended
                                                                               March 31
                                                                    -----------------------------
                                                                            1998             1997
                                                                    -----------------------------
Operating activities:
   Net Income                                                       $  1,522,943     $    866,731
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses                                          100,000          206,578
      Depreciation                                                        77,308           72,765
      ESOP compensation                                                  406,597               --
      Accretion of discounts on securities                                   186           13,217
      Gain on disposal of premises and equipment and real estate
         acquired in settlement of loans                                 (32,062)          (2,091)
      Gain on sale of mortgage loans and mortgage-backed
         securities                                                     (402,744)           8,140
      Originations of loans held for sale, net                       (31,740,998)     (20,421,852)
      Proceeds from sale of loans held for sale                       21,847,266        4,102,921
      Other operating activities                                         659,484       (1,220,819)
                                                                    ------------     ------------
         Net cash used in operating activities                        (7,562,020)     (16,374,410)
Investing activities:
   Proceeds from maturities of securities available for sale                  --        5,000,000
   Purchases of investment securities                                         --       (2,000,000)
   Proceeds from principal repayments and sales of
    mortgage-backed securities available for sale                      6,321,384        5,114,288
   Loan originations, net of principal repayments of loans
    held for investment                                              (12,771,793)     (19,807,026)
   Proceeds from disposal of premises and equipment and
    real estate acquired in settlement of loans                          217,654          104,840
   Redemptions (purchases) FHLB Stock                                    (76,300)              --
   Purchases of premises and equipment                                   (53,015)         (18,250)
                                                                    ------------     ------------
      Net cash used in investing activities                           (6,362,070)     (11,606,148)
Financing activities:
   Net increase in deposit accounts                                   25,648,351       60,567,952
   Proceeds from FHLB borrowings                                       8,500,000       25,000,000
   Repayments of FHLB borrowings                                     (19,500,000)     (25,000,000)
   Acquisition of MRP shares                                          (1,224,768)              --
   Cash dividends paid                                                  (516,379)              --
   Net change in repurchase agreements                                   508,023          183,116
                                                                    ------------     ------------
      Net cash provided by financing activities                       13,415,227       60,751,068

Increase (decrease) in cash and cash equivalents                        (508,863)      32,770,510

Cash and cash equivalents, beginning of period                        15,772,251        8,576,577
                                                                    ------------     ------------

Cash and cash equivalents, end of period                            $ 15,263,388     $ 41,347,087
                                                                    ============     ============


Supplemental disclosures:
   Real estate acquired in settlement of loans                      $    190,698     $    839,198
   Exchange of loans for mortgage-backed securities                 $ 17,958,559     $  8,310,216


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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to April 7, 1997. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 7, 1997, such statements include only the accounts and operations of the Bank. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

Note 3.  Earnings Per Share

The Company's earnings per share for the three and six month periods ended March 31, 1998 is based on weighted average shares of 2,585,188 and 2,590,419, respectively, of common stock outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company adopted SFAS No. 128 on October 1, 1997 and it has had no effect on earnings per share, as the Company had no common stock equivalents or convertible securities outstanding during the three and six month periods ended March 31, 1998.

Note 4.  Dividends Declared

On March 19, 1998, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of April 2, 1998 and payable on April 24, 1998. This dividend payment represents a payout ratio of 33.3% of the earnings for the quarter ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior to April 7, 1997 the Company had no assets and engaged in no business activities. Subsequent to the stock conversion, the Company has engaged in no significant activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at March 31, 1998 and September 30, 1997

Total consolidated assets were $266.1 million at March 31, 1998 compared to $249.3 million at September 30, 1997. Total earning assets increased by $15.6 million to $255.3 million at March 31, 1998 from $239.7 million at September 30, 1997.

Interest-bearing deposits in financial institutions were $11.5 million at March 31, 1998 compared to $12.7 million at September 30, 1997. These funds are primarily used to support the liquidity management activities and daily operations of the Bank . Since September 30, 1997, the Bank has implemented various investment strategies as a newly-converted commercial bank to increase its regulatory liquidity levels. The Bank has securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $36.8 million at March 31, 1998 compared to $24.8 million at September 30, 1997. Consequently, loans held for sale declined to $17.3 million at March 31, 1998 from $25.1 million at September 30, 1997. The Bank continued to experience favorable consumer and commercial loan demand as loans held for investment increased to $185.2 million at March 31, 1998 from $172.7 million at September 30, 1997. To support the risk associated with these types of loans, the Bank had reserves for potential loan losses of $3.2 million at March 31, 1998 and September 30, 1997, or 1.6% of loans outstanding at the end of each period. Earning assets amounted to 96.0% of total assets at March 31, 1998, compared to 96.2% at September 30, 1997.

Total interest-bearing liabilities increased to $202.9 million at March 31, 1998 from $187.7 million at September 30, 1997. Total deposits increased by $25.7 million, or 14.6%, to $200.8 million at March 31, 1998 from $175.1 million at September 30, 1997. Borrowed money declined to $2.1 million at March 31, 1998 from $12.6 million, reflecting principal repayments attributable to funds provided from the aforementioned deposit growth.

Stockholders' equity was $57.9 million at March 31, 1998 and at September 30, 1997. See "Consolidated Statements of Stockholders' Equity". At March 31, 1998, the Company's stockholders' equity to total assets ratio was 21.7% compared to 23.2% at September 30, 1997. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $41.0 million at March 31, 1998, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the six months ended March 31, 1998, the Management Recognition Plan ("MRP") established for the future benefit of directors and officers of the Company and the Bank, purchased 38,680 shares of the Company's common stock in the open market at an average cost of $31.66 per share, totaling approximately $1.2 million. These shares are being held in trust for future awards, subject to stockholder approval, and are reported as a reduction in stockholders' equity. The MRP has purchased in the open market 116,380 shares of the Company's common stock, or 4% of all issued and outstanding shares, at a weighted average cost of $28.14 per share.

On March 19, 1998 the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable April 24, 1998 to stockholders of record of April 2, 1998. This dividend payment is the Company's fourth consecutive quarterly cash dividend and represents a payout ratio of 33.3% of the consolidated earnings for the three months ended March 31, 1998.

Comparison of Operating Results for the Three and Six Months Ended March 31, 1998 and 1997

General. Net income for the three and six months ended March 31, 1998 was $766,000 and $1.5 million, compared to $386,000 and $867,000 for the three and six months ended March 31, 1997. Earnings per share are only presented for the three and six months ended March 31, 1998. Prior to the completion of its stock conversion on April 7, 1997, the Company had no assets and engaged in no business activities. Accordingly, prior period comparative financial information relates to the Bank only, as the Company had not completed its stock offering.

Interest Income. Interest income increased to $5.3 million and $10.6 million for the three and six months ended March 31, 1998, from $4.3 million and $8.4 million for the three and six months ended March 31, 1997. This increase is primarily attributable to the increase in the volume of interest-earning assets, due from the infusion of the proceeds received from the stock conversion. Average interest-earning assets were $246.8 million and $243.3 million, respectively for the three and six months ended March 31, 1998, compared to $206.8 million and $199.7 million for the three and six months ended March 31, 1997. The yield on average interest- earning assets increased to 8.6% and 8.7% for the three and six months ended March 31, 1998 from 8.4% and 8.5% for the three and six months ended March 31, 1997.

Interest Expense. Interest expense on deposits and borrowings had marginal increases to $2.3 million and $4.5 million for the three and six months ended March 31, 1998 from $2.1 million and $4.2 million for the three and six months ended March 31, 1997. Average interest-bearing liabilities increased to $194.9 million and $191.7 million for the three and six months ended March 31, 1998 from $186.2 million and $181.6 million for the three and six months ended March 31, 1997. The effective cost of average interest-bearing liabilities had marginal increases to 4.6% and 4.7%, respectively, for the three and six months ended March 31, 1998 from 4.5% and 4.6% for the three and six months ended March 31, 1997. In addition, the Bank has increased its checking account base by 10.7%, to $41.5 million at March 31, 1998 from $37.5 million at September 31, 1997, reflecting its efforts of attracting lower costing core deposits.

Net Interest Income. Net interest income increased to $3.1 million and $6.1 million for the three and six months ended March 31, 1998 from $2.2 million and $4.2 million for the three and six months ended March 31, 1997. This increase resulted from the combination of the increase in the yield and volume of interest-earning assets in excess of the cost and volume of interest- bearing liabilities. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) increased to 4.0%, respectively, for both the three and six months ended March 31, 1998 from

3.9%, respectively, for both the three and six months ended March 31, 1997. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) increased to 5.0%, respectively, for both the three and six months ended March 31, 1998 from 4.3% and 4.2% for the three and six months ended March 31, 1997.

Provision for Loan Losses. During the three months ended March 31, 1998, the Bank recorded no provisions for loan losses, but recorded $100,000 of additional provisions during the six months ended March 31, 1998, compared to $100,000 and $207,000 for the three and six months ended March 31, 1997. Provisions, which are charged to operations, and the resulting allowance for loan losses are amounts the Bank believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank maintained an allowance for loan losses of $3.2 million at March 31, 1998 and September 30, 1997, respectively, or 1.6% of total loans outstanding at the end of each period. The Bank believes the current level of its allowance for loan losses is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will not exceed estimated amounts.

Noninterest Income. Noninterest income increased to $732,000 and $1.3 million for the three and six months ended March 31, 1998 from $366,000 and $737,000 for the three and six months ended March 31, 1997. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. During the three and six months ended March 31, 1998, the Bank recorded gains from sales of loans and mortgage-backed securities of $273,000 and $403,000, respectively, compared to no gains in the three months ended March 31, 1997 and $8,000 for the six months ended March 31, 1997. The volume of loans and mortgage-backed securities sold during the 1998 periods was $16.3 million and $21.8 million, respectively, compared to no sales and $1.0 million for the respective 1997 periods.

Noninterest Expense. Noninterest expenses were $2.5 million and $4.8 million for the three and six months ended March 31, 1998, compared to $1.9 million and $3.3 million for the three and six months ended March 31, 1997. The largest single component of these expenses, compensation and fringe benefits, increased to $1.9 million and $3.6 million for the three and six months ended March 31, 1998 from $974,000 and $1.9 million for the three and six months ended March 31, 1997. During the three and six months ended March 31, 1998, the Bank accrued approximately $673,000 and $1.1 million of estimated bonuses under a bonus plan. In addition, during the three and six months ended March 31, 1998, the Bank recorded $198,000 and $407,000 in benefits expense for the Employee Stock Ownership Plan ("ESOP"). Other noninterest expenses including premises and equipment, advertising, and office supplies remained relatively constant from period to period.

The bonus plan was adopted in September 1997 to provide incentive compensation to directors, officers and certain employees only in the event the MRP intended to be submitted to the stockholders of the Company for approval at an April 8, 1998 special meeting of stockholders was not approved. The amounts accrued under the bonus plan during the three and six month periods ended March 31, 1998 were approximately equal to the amounts that would be accrued for the prospective MRP awards, in the event the MRP was approved at the special meeting. However, no payments were made to potential awardees under the bonus plan pending the outcome of the vote on the MRP at the special meeting. The MRP was approved by the stockholders at the special meeting and the bonus plan has been terminated with no payments or awards having been made. No further accruals under the MRP were deemed necessary for the three and six months ended March 31, 1998, as the accrual for potential payments under the bonus plan were approximately equal to the accrual that otherwise would have been necessary with respect to the awards under the MRP during these periods.

As part of the stock conversion, the Company formed an ESOP that acquired 232,760 shares of the Company's common stock , 8% of all issued and outstanding shares. The compensation expense associated with the ESOP is reported in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

Income Taxes. Income tax expense was $476,000 and $949,000 for the three and six months ended March 31, 1998, compared to $248,000 and $559,000 for the three and six months ended March 31, 1997. The changes in the amounts of income tax provisions reflects the changes in income before income taxes and the estimated income tax rates in effect during the respective periods.

Liquidity and Capital Resources

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 1998, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 1998, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $73.8 million, or 27.8% of total assets.

The Bank believes it has the ability to meet future liquidity needs with its existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage- backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the Federal Home Loan Bank of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are substantially influenced by general market interest rates, economic conditions and competition. The Bank attempts to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 1998.

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

Year 2000 Compliance

The year 2000 poses many challenges for the banking industry. Many automated applications may cease to properly function as a result of how date fields have historically been programmed. Many programs were designed and developed without considering the impact of the upcoming change in the century. Failure to address this issue in a timely manner may cause banking institutions to experience operational problems and could cause disruption of financial markets. Many experts believe that even the most prepared organizations may encounter some implementation problems. As a result, NewSouth Bank has developed a Year 2000 Strategic Plan (the "Plan") to take the necessary steps to insure that problems and disruptions are minimized.

The Bank's primary data processing systems are outsourced to service bureaus, who are addressing their Year 2000 program changes. The Bank's Plan includes independent verification of Year 2000 compliance with its data processing service bureau, vendors, suppliers, customers and others as may be identified. The plan also includes analyzing, testing, and documenting that its service bureau systems, and personal computers and equipment the Bank owns are Year 2000 compliant (including each PC, printer, modem, ATM, etc.). The Bank believes the cost of addressing the Year 2000 issue will have no material impact on earnings or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition.

In a related matter, during the six months ended March 31, 1998, the Bank entered into a services agreement with a new data processing vendor, Bisys, Inc. Bisys is a leading national provider of integrated outsourcing technology solutions. The Bank anticipates completing the conversion to the new Bisys system during the June 1998 quarter. Bisys has developed a comprehensive Year 2000 testing and verification program. Through the Bisys client test facility, end-to-end testing will be provided for all the Bank's hardware, software and interfaces.

PART II.  OTHER INFORMATION

Item l.  Legal Proceedings

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

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 12, 1998, the following matters were submitted to a vote of stockholders with the following results:

     A.  The election of directors:

         Name                           Votes For               Votes Withheld
         ----                           ---------               --------------
         Linley H. Gibbs, Jr.           2,472,428                    2,905
         Thomas A. Vann                 2,472,128                    3,205

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


                                                  NEWSOUTH BANCORP, INC.


Date:    May 8, 1998                              /s/ William L. Wall
                                                  -----------------------------
                                                  William L. Wall
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:    May 8, 1998                              /s/ Kristie W. Hawkins
                                                  -----------------------------
                                                  Kristie W. Hawkins
                                                  Controller
                                                  Treasurer
                                                  (Principal Accounting Officer)