Form 10-Q
period 1998-06-30
NEWSOUTH BANCORP INC
filed 1998-08-11
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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


                1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA
                ------------------------------------------------
                 27889 (Address of principal executive offices)
                                   (Zip Code)

                                 (252) 946-4178
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number  of  shares  of common  stock  outstanding  as of  August  7,  1998:
2,849,366

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated  Statements  of Financial  Condition as of
          June 30, 1998 (unaudited) and September 30, 1997                    1

          Consolidated Statements of Operations for the Three and
          Nine Months Ended June 30, 1998 and 1997 (unaudited)                2

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended June 30, 1998 (unaudited)                         3

          Consolidated  Statements  of Cash  Flows  for the  Nine
          Months Ended June 30, 1998 and 1997 (unaudited)                     4

          Notes to Consolidated  Financial Statements (unaudited)             5


Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                                 6


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities                                              11

Item 3.   Defaults Upon Senior Securities                                    11

Item 4.   Submission of Matters to a Vote of Security Holders                11

Item 5.   Other Information                                                  11

Item 6.   Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                   12

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30      SEPTEMBER 30
                                                                   1998              1997
                                                                   ----              ----
ASSETS                                                      (UNAUDITED)
Cash and due from banks                                   $   3,863,967     $   3,027,271
Interest-bearing deposits in financial institutions           7,646,578        12,744,980
Investment securities - available for sale                    3,075,634         3,083,422
Mortgage-backed securities - available for sale              28,423,761        24,818,412
Loans receivable, net:
  Held for sale                                              32,481,433        25,055,845
  Held for investment                                       184,472,463       172,729,060
Premises and equipment, net                                   2,781,118         2,818,167
Deferred income taxes                                           781,834           821,863
Real estate owned                                               349,628           357,503
Federal Home Loan Bank stock, at cost                         1,363,800         1,287,500
Accrued interest receivable                                   1,963,216         1,847,346
Prepaid expenses and other assets                             1,862,686           689,828
                                                          -------------     -------------

TOTAL ASSETS                                              $ 269,066,118     $ 249,281,197
                                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits
  Demand                                                  $  43,431,595     $  37,500,216
  Savings                                                     6,487,069         6,455,357
  Time                                                      149,150,229       131,160,215
                                                          -------------     -------------
               Total deposits                               199,068,893       175,115,788

Borrowed money                                                7,248,672        12,621,120
Accrued interest payable                                         54,437            91,915
Income taxes payable                                                  0           457,498
Advance payments by borrowers for property
  taxes and insurance                                           233,887           182,731
Other liabilities                                             3,912,398         2,956,558
                                                          -------------     -------------

                                                            210,518,287       191,425,610

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
   1,000,000 shares; none issued
  Common stock, $.01 par value, authorized
    8,000,000 shares; 2,909,500 issued and outstanding           29,095            29,095
  Additional paid in capital                                 43,038,178        42,654,054
  Unallocated ESOP shares, at cost                           (3,056,818)       (3,118,984)
  Unawarded MRP shares, at cost                              (2,316,077)       (2,050,531)
  Treasury stock, 30,834 shares, at cost                     (1,072,194)                0
  Unrealized gain(loss) securities-AFS, net                     361,446           300,318
  Retained income, substantially restricted                  21,564,201        20,041,635
                                                          -------------     -------------
  Total stockholders' equity                                 58,547,831        57,855,587
                                                          -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 269,066,118     $ 249,281,197
                                                          =============     =============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   JUNE 30                        JUNE 30
                                                        ---------------------------    --------------------------
                                                               1998            1997           1998           1997
                                                        -----------     -----------    -----------    -----------
Interest income:
  Interest and fees on loans                            $ 4,868,752     $ 4,222,735    $13,783,889    $11,639,894
  Interest and dividends on investments and deposits        733,786         687,978      2,388,412      1,709,536
                                                        -----------     -----------    -----------    -----------
           Total interest income                          5,602,538       4,910,713     16,172,301     13,349,430
                                                        -----------     -----------    -----------    -----------
Interest expense:
  Interest on deposits                                    2,337,281       1,926,413      6,735,842      6,048,311
  Interest on borrowings                                     19,714          59,394         87,312        148,388
                                                        -----------     -----------    -----------    -----------
           Total interest expense                         2,356,995       1,985,807      6,823,154      6,196,699
                                                        -----------     -----------    -----------    -----------
Net interest income before provision for possible
  loan losses                                             3,245,543       2,924,906      9,349,147      7,152,731
Provision for  possible loan losses                         110,000         541,000        210,000        747,578
                                                        -----------     -----------    -----------    -----------
           Net  interest income                           3,135,543       2,383,906      9,139,147      6,405,153
                                                        -----------     -----------    -----------    -----------
Other income:
  Loan fees and service charges                             267,537         207,988        720,871        534,319
  Loan servicing fees                                       154,721         141,096        485,912        452,848
  Gain on sale of real estate, net                           (2,972)             --         29,090          2,091
  Gain on sale of mortgage loans and mortgage-
      backed securities                                     207,300          97,353        610,044        105,493
  Other  income                                              51,782          38,166        153,170        126,611
                                                        -----------     -----------    -----------    -----------
           Total other income                               678,368         484,603      1,999,087      1,221,362
                                                        -----------     -----------    -----------    -----------
General and administrative expenses:
  Compensation and fringe benefits                        1,822,310       1,258,701      5,462,103      3,160,071
  Federal insurance premiums                                 28,605          28,581         82,885         56,288
  Premises and equipment                                     84,477          81,890        248,391        282,964
  Advertising                                                35,365          57,817         95,565        150,271
  Payroll and other taxes                                   135,536          82,097        320,384        235,324
  Other                                                     457,503         133,866      1,220,389      1,090,407
                                                        -----------     -----------    -----------    -----------
           Total general and administrative expenses      2,563,796       1,642,952      7,429,717      4,975,325
                                                        -----------     -----------    -----------    -----------

Income before income taxes                                1,250,115       1,225,557      3,708,517      2,651,190

Income taxes                                                467,000         546,800      1,402,500      1,105,700
                                                        -----------     -----------    -----------    -----------

NET INCOME                                              $   783,115     $   678,757    $ 2,306,017    $ 1,545,490
                                                        ===========     ===========    ===========    ===========

Basic earnings per share                                $      0.30     $      0.25    $      0.89    $      0.25
                                                        ===========     ===========    ===========    ===========

Diluted earnings per share                              $      0.30     $      0.25    $      0.89    $      0.25
                                                        ===========     ===========    ===========    ===========

Dividends per share                                     $      0.10     $      0.10    $      0.30    $      0.10
                                                        ===========     ===========    ===========    ===========

Average number of common shares outstanding               2,608,237       2,672,257      2,596,454      2,672,257

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                                                           Unrealized
                                                                                                             Gain on
                                                        Retained                                            Available
                                           Additional   Earnings    Unallocated                Unawarded    For Sale
                                 Common     Paid-in   Substantially     ESOP       Treasury       MRP      Securities,
                                  Stock     Capital    Restricted      Shares       Shares       Shares        Net         Total
                                 -------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance September 30, 1997       $29,095  $42,654,054  $20,041,635  $(3,118,984) $         0  $(2,050,531) $   300,318  $57,855,587

Net income                                               2,306,017                                                        2,306,017

Change in unrealized gains on securities
  available-for-sale, net of taxes                                                                              61,128       61,128

MRP shares purchased                                                                           (1,224,768)               (1,224,768)

Treasury shares purchased                                                         (1,072,194)                            (1,072,194)

Dividends on common stock                                 (783,451)                                                        (783,451)

MRP shares awarded                            384,124                                             959,222                 1,343,346

Release of ESOP shares                                                   62,166                                              62,166
                                 -------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance June 30, 1998            $29,095  $43,038,178  $21,564,201  $(3,056,818) $(1,072,194) $(2,316,077) $   361,446  $58,547,831
                                 =======  ===========  ===========  ===========  ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  Nine Months Ended
                                                                                        June 30
                                                                             ---------------------------
                                                                                     1998           1997
                                                                             ---------------------------

Operating activities:
     Net Income                                                              $  2,306,017   $  1,545,490
     Adjustments to reconcile net income to net cash used
         in operating activities:
            Provision for loan losses                                             210,000        747,578
            Depreciation                                                          116,099        110,190
            ESOP compensation                                                     626,047        280,126
            MRP shares awarded                                                  1,343,346              0
            Accretion of discounts on securities                                      279         19,825
            Gain on disposal of real estate acquired in settlement of loans       (29,090)        (1,710)
            Gain on sale of loans and mortgage-backed securities                 (610,044)      (105,493)
            Originations of loans held for sale, net                          (50,747,939)   (28,619,371)
            Proceeds from sale of loans held for sale                          25,701,112     10,115,618
            Other operating activities                                         (1,340,591)      (252,640)
                                                                             ------------   ------------
                Net cash used in operating activities                         (22,424,764)   (16,160,387)
Investing activities:
     Proceeds from maturities of securities available for sale                          0      5,000,000
     Purchases of investment securities                                                 0     (2,000,000)
     Proceeds from principal repayments and sales of
         mortgage-backed securities available for sale                         14,734,602      5,522,771
     Loan originations, net of principal repayments of loans
         held for investment                                                  (12,277,376)   (29,750,553)

     Proceeds from disposal of premises and equipment and
         real estate acquired in settlement of loans                              361,838        104,840
     Purchases of FHLB Stock                                                      (76,300)             0
     Purchases of premises and equipment                                          (79,950)       (48,857)
                                                                             ------------   ------------
                Net cash provided (used) in investing activities                2,662,814    (21,171,799)
Financing activities:
     Net increase (decrease) in deposit accounts                               23,953,105     (2,272,208)
     Proceeds from FHLB borrowings                                             13,500,000     41,000,000
     Repayments of FHLB borrowings                                            (19,500,000)   (35,000,000)
     Acquisition of MRP shares                                                 (1,224,768)             0
     Net proceeds from issuing stock                                                    0     37,932,387
     Treasury stock purchased                                                  (1,072,194)             0
     Cash dividends paid                                                         (783,451)             0
     Net change in repurchase agreements                                          627,552        462,727
                                                                             ------------   ------------
                Net cash provided by financing activities                      15,500,244     42,122,906

Increase (decrease) in cash and cash equivalents                               (4,261,706)     4,790,720

Cash and cash equivalents, beginning of period                                 15,772,251      8,576,577
                                                                             ------------   ------------

Cash and cash equivalents, end of period                                     $ 11,510,545   $ 13,367,297
                                                                             ============   ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                             $    323,973   $    871,087
     Exchange of loans for mortgage-backed securities                        $ 17,958,559   $ 18,524,209

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS.

NewSouth Bancorp, Inc. (the "Company") is incorporated under the laws of the State of Delaware and its purpose is being the holding company of NewSouth Bank (the "Bank"). The common stock of the Company is traded on the Nasdaq National Market System under the symbol "NSBC".

NOTE 2.  BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

Certain financial statements presented in this Form 10-Q include periods prior to April 7, 1997, the date the Company completed is stock conversion, therefore such statements include only the accounts and operations of the Bank.

NOTE 3.  EARNINGS PER SHARE.

The Company's earnings per share for the three and nine month periods ended June 30, 1998 is based on weighted average shares of 2,608,237 and 2,596,454, respectively, of common stock outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options were not included in the earnings per share calculation for the three and nine month periods ended June 30, 1998, as their effect would have been anti-dilutive.

NOTE 4.  DIVIDENDS DECLARED.

On June 18, 1998, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of July 2, 1998 and payable on July 24, 1998. This dividend payment represents a payout ratio of 33.3% of the earnings for the quarter ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no significant activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER 30, 1997

Total consolidated assets were $269.1 million at June 30, 1998 compared to $249.3 million at September 30, 1997. Total earning assets increased by $17.8 million to $257.5 million at June 30, 1998 from $239.7 million at September 30, 1997.

Interest-bearing deposits in financial institutions was $7.6 million at June 30, 1998 compared to $12.7 million at September 30, 1997. These funds are primarily used to support the liquidity management activities and daily operations of the Bank . Since September 30, 1997, the Bank has implemented various investment strategies as a newly-converted commercial bank to increase its regulatory liquidity levels. The Bank has securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $28.4 million at June 30, 1998, compared to $24.8 million at September 30, 1997. Loans held for sale increased to $32.5 million at June 30, 1998 from $25.1 million at September 30, 1997. The Bank continued to experience favorable consumer and commercial loan demand as loans held for investment increased to $184.5 million at June 30, 1998 from $172.7 million at September 30, 1997. To support the risk associated with these types of loans, the Bank had reserves for potential loan losses of $3.3 million at June 30, 1998 and $3.2 million at September 30, 1997, or 1.5% and 1.6%, respectively, of loans outstanding at the end of each period. Earning assets amounted to 95.7% of total assets at June 30, 1998, compared to 96.2% at September 30, 1997.

Total interest-bearing liabilities increased to $206.3 million at June 30, 1998 from $187.7 million at September 30, 1997. Total deposits increased by $24.0 million, or 13.7%, to $199.1 million at June 30, 1998 from $175.1 million at September 30, 1997. Borrowed money declined to $7.2 million at June 30, 1998 from $12.6 million, reflecting principal repayments attributable to funds provided from the aforementioned deposit growth.

Stockholders' equity was $58.5 million at June 30, 1998, compared to $57.9 million at September 30, 1997. See "Consolidated Statements of Stockholders' Equity". At June 30, 1998, the Company's stockholders' equity to total assets ratio was 21.8%, compared to 23.2% at September 30, 1997. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $41.4 million at June 30, 1998, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the nine months ended June 30, 1998, the Management Recognition Plan ("MRP"), established for the future benefit of directors and officers of the Company and the Bank, purchased 38,680 shares of the Company's common stock in the open market at an average cost of $31.66 per share, totaling approximately $1.2 million. The MRP has purchased in the open market 116,380 shares of the Company's common stock, or 4% of all issued and outstanding shares, at a weighted average cost of $28.14 per share. On April 8, 1998 the stockholders approved the MRP and 38,797 of the plan shares were awarded to plan participants. At June 30, 1998, 77,853 shares remain in the MRP trust for future awards and are reported as a reduction in stockholders' equity.

On June 18, 1998 the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share, payable July 24, 1998 to stockholders of record of July 2, 1998. This dividend payment is the Company's fifth consecutive quarterly cash dividend and represents a payout ratio of 33.3% of consolidated earnings for the three months ended June 30, 1998. Dividends of $0.30 per share paid for the nine months ended June 30, 1998 represent a payout ratio of 33.7% of consolidated earnings for that period.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net income for the three and nine months ended June 30, 1998 was $783,000 and $2.3 million, compared to $679,000 and $1.5 million for the three and nine months ended June 30, 1997. Comparative earnings per share are presented for the three and nine months ended June 30, 1998 and 1997; however, earnings per share for the nine months ended June 30, 1997 excludes financial information relating to the Bank only prior to April 7, 1997.

INTEREST INCOME. Interest income increased to $5.6 million and $16.2 million for the three and nine months ended June 30, 1998, from $4.9 million and $13.3 million for the three and nine months ended June 30, 1997. This increase is primarily attributable to the increase in the volume of interest-earning assets, due from growth and the investment of the proceeds received from the stock conversion. Average interest-earning assets were $255.0 million and $246.8 million, respectively, for the three and nine months ended June 30, 1998, compared to $225.8 million and $206.8 million for the three and nine months ended June 30, 1997. The yield on average interest-earning assets increased to 8.8% and 8.7% for the three and nine months ended June 30, 1998 from 8.3% and 8.4% for the three and nine months ended June 30, 1997.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $2.4 million and $6.8 million for the three and nine months ended June 30, 1998 from $2.0 million and $6.2 million for the three and nine months ended June 30, 1997. Average interest-bearing liabilities increased to $202.9 million and $195.0 million for the three and nine months ended June 30, 1998 from $185.9 million and $180.3 million for the three and nine months ended June 30, 1997. The effective cost of average interest-bearing liabilities increased to 4.6% and 4.7%, respectively, for the three and nine months ended June 30, 1998 from 4.0% and 4.4% for the three and nine months ended June 30, 1997. The Bank's checking account base increased by 17.1%, to $43.9 million at June 30, 1998 from $37.5 million at September 31, 1997, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.2 million and $9.3 million for the three and nine months ended June 30, 1998 from $2.9 million and $7.2 million for the three and nine months ended June 30, 1997. This increase resulted from the combination of the increase in the net yield and volume of interest-earning assets in excess of the cost and volume of interest-bearing liabilities. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) increased to 5.1%, respectively, for both the three and nine months ended June 30, 1998, from 4.9% and 4.5% for the three and nine months ended June 30, 1997. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) remained constant during these periods, at 4.2% and 4.0% for the three and nine months ended June 30, 1998, compared to 4.3% and 4.0% for the three and nine months ended June 30, 1997.

PROVISION FOR LOAN LOSSES. During the three and nine months ended June 30, 1998, the Bank recorded provisions for loan losses of $110,000 and $210,000, compared to $541,000 and $748,000 for the three and nine months ended June 30, 1997. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb potential losses on loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank's allowance for loan losses was $3.3 million at June 30, 1998 and $3.2 million at September 30, 1997, or 1.5% and 1.6% of total loans outstanding at the end of each respective period. The Bank believes the current level of its allowance for loan losses is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will exceed estimated amounts.

NONINTEREST INCOME. Noninterest income increased to $678,000 and $2.0 million for the three and nine months ended June 30, 1998 from $485,000 and $1.2 million for the three and nine months ended June 30, 1997. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. During the three and nine months ended June 30, 1998, the Bank recorded gains from sales of loans and mortgage-backed securities of $207,000 and $610,000, respectively, compared to $97,000 and $105,000 in the three and nine months ended June 30, 1997. The volume of loans and mortgage-backed securities sold during the 1998 periods was $9.5 million and $34.7 million, respectively, compared to $6.0 million and $14.1 million for the respective 1997 periods.

NONINTEREST EXPENSE. Noninterest expenses were $2.6 million and $7.4 million for the three and nine months ended June 30, 1998, compared to $1.6 million and $5.0 million for the three and nine months ended June 30, 1997. The largest single component of these expenses, compensation and fringe benefits, increased to $1.8 million and $5.5 million for the three and nine months ended June 30, 1998 from $1.3 million and $3.2 million for the three and nine months ended June 30, 1997. During the three and nine months ended June 30, 1998, the Bank recorded $411,000 and $1.6 million of benefits expense for the MRP plan. In addition, during the three and nine months ended June 30, 1998, the Bank recorded $219,000 and $626,000 in benefits expense for the Employee Stock Ownership Plan ("ESOP"), compared to $280,000 for the three and nine months ended June 30, 1997. Other noninterest expenses including premises and equipment, advertising, and office supplies remained relatively constant from period to period.

INCOME TAXES. Income tax expense was $467,000 and $1.4 million for the three and nine months ended June 30, 1998, compared to $547,000 and $1.1 million for the three and nine months ended June 30, 1997. The changes in the amounts of income tax provisions reflects the changes in income before income taxes and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at June 30, 1998, as calculated under such requirements, exceeded the requirements. Liquidity refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 1998, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $76.9 million, or 28.6% of total assets, compared to $70.0 million at September 30, 1997, or 28.1% of total assets.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the Federal Home Loan Bank of Atlanta, and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are substantially influenced by general market interest rates, economic conditions and competition. In addition, the Bank attempts to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 1998 and September 30, 1997.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike industrial companies, nearly all assets and liabilities of the Company are monetary. Interest rates have greater impact on the Company's performance than do the effects of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

IMPACT OF RECENT ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative id designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial postioion.

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

The Bank's primary data processing systems are outsourced to service bureaus, who are addressing their Year 2000 program changes. The Bank's Plan includes independent verification of Year 2000 compliance with its data processing service bureau, vendors, suppliers, customers and others as may be identified. The plan also includes analyzing, testing, and documenting that its service bureau systems, and personal computers and equipment the Bank owns are Year 2000 compliant (including each PC, printer, modem, ATM, etc.). The Bank believes the cost of addressing the Year 2000 issue will have no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

In a related matter, during the nine months ended June 30, 1998, the Bank entered into a services agreement with a new data processing vendor, Bisys, Inc. Bisys is a national provider of integrated outsourcing technology solutions. The Bank completed the conversion to the Bisys system during the June 1998 quarter. Bisys has developed a comprehensive Year 2000 testing and verification program. Through the Bisys client test facility, end-to-end testing will be provided for all the Bank's hardware, software and interfaces.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting of Stockholders held on April 8, 1998, the following matters were submitted to a vote of stockholders with the following results:

                                               For           Against     Abstain
                                               ---           -------     -------
A.  Approval of the NewSouth Bancorp, Inc.     1,799,441     288,641     35,377
     1997 Stock Option Plan

B.  Approval of the NewSouth Bancorp, Inc.     1,864,795     239,156     19,508
     Management Recognition Plan

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

             Exhibit 27 - Financial Data Schedule

         B.  Reports on Form 8-K

             One Form 8-K was filed during the three months ended June 30, 1998 under Item 5: Other Events. On May 11, 1998 the Company reported it had adopted a program to repurchase up to 5% (145,475 shares) of its issued and outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWSOUTH BANCORP, INC.


Date:  August 11, 1998                  /s/ William L. Wall
                                         -----------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:  August 11, 1998                   /s/ Kristie W. Hawkins
                                         -----------------------
                                         Kristie W. Hawkins
                                         Controller
                                         Treasurer
                                         (Principal Accounting Officer)