Form 10-K405
period 1998-09-30
NEWSOUTH BANCORP INC
filed 1998-12-24
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                           Commission File No. 0-22219

                             NEWSOUTH BANCORP, INC.
              ----------------------------------------------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (252) 946-4178

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 10, 1998, the aggregate market value of the 3,282,401 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $59.1 million based on the closing sale price of $18.00 per share of the registrant's Common Stock as listed on the Nasdaq
National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 10, 1998: 4,088,910.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998. (Parts I, II and IV)
     2. Portions of Proxy Statement for 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

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

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Lenoir, Nash, Pasquotank and Pitt Counties in North Carolina, which are the counties in which the Bank's offices are located. As of September 30, 1998, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $241.9 million at September 30, 1998, representing 85.9% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At September 30, 1998, $91.5 million, or 37.8% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's construction loans totaled $27.8 million, or 11.5% of the Company's gross loan portfolio, at September 30, 1998. The Company also originates a significant amount of commercial real estate loans. At September 30, 1998, commercial real estate loans amounted to $51.5 million, or 21.3% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At September 30, 1998, commercial business loans totaled $21.8 million, or 9.0% of the Company's gross loan portfolio, and consumer loans totaled $48.4 million, or 20.0% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential and commercial real estate loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At September 30, 1998, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                            At September 30,
                                      --------------------------------------------------------------------------------------------
                                             1998               1997               1996               1995               1994
                                      ----------------   ----------------   ----------------   ----------------   ----------------
                                       Amount      %      Amount      %      Amount      %      Amount      %      Amount      %
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                                         (Dollars in thousands)

Residential mortgage loans:
  Single-family residential ........  $ 91,546    37.8%  $ 67,959    31.7%  $ 58,576    33.7%  $ 67,736    43.0%  $ 74,364    49.8%
  Multi-family residential .........       848      .4        946      .4        998      .6      2,315     1.5      2,412     1.6
  Construction .....................    27,817    11.5     33,249    15.5     35,240    20.3     32,062    20.4     31,663    21.2
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total residential mortgage loans   120,211    49.7    102,154    47.6     94,814    54.6    102,113    64.9    108,439    72.6
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Commercial loans:
  Commercial real estate ...........    51,480    21.3     45,990    21.4     31,168    17.9     21,890    13.9     17,098    11.4
  Commercial business ..............    21,823     9.0     16,449     7.7     10,328     6.0      3,698     2.4      1,777     1.2
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total commercial loans .........    73,303    30.3     62,439    29.1     41,496    23.9     25,588    16.3     18,875    12.6
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Consumer loans:
  Automobile .......................     4,575     1.9      4,611     2.2      4,185     2.4      2,532     1.6      1,986     1.3
  Savings account loans ............       470      .2        617      .3        549      .3        661      .4        454      .3
  Home equity loans ................    22,898     9.5     21,665    10.1     17,949    10.3     15,514     9.9     11,930     8.0
  Other ............................    20,443     8.4     22,996    10.7     14,740     8.5     10,977     6.9      7,767     5.2
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total consumer loans ...........    48,386    20.0     49,889    23.3     37,423    21.5     29,684    18.8     22,137    14.8
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total ........................   241,900  100.00%   214,482  100.00%   173,733  100.00%   157,385  100.00%   149,451  100.00%
                                      --------  ======   --------  ======   --------  ======   --------  ======   --------  ======

Less:
  Loans in process..................    12,930             12,717             15,245             10,626             11,506
  Deferred fees and discounts.......       606                731                456                341                289
  Allowance for loan losses.........     3,365              3,249              2,351              1,877              1,977
                                      --------           --------           --------           --------           --------
    Total...........................  $224,999           $197,785           $155,681           $144,541           $135,679
                                      ========           ========           ========           ========           ========

     Loan Maturities. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                                    Due After              Due After
                                                    1 Through              5 or More
                                 Due One Year     5 Years After           Years After
                                   or Less      September 30, 1998   September 30, 1998      Total
                                   -------      ------------------   ------------------      -----
                                                            (In thousands)

Real estate loans ......           $ 86,059           $ 51,469           $ 41,257           $178,785
Commercial .............             17,285             12,925              1,137             31,347
Other ..................              7,511             10,684                643             18,838
                                   --------           --------           --------           --------
     Total .............           $110,855           $ 75,078           $ 43,037           $228,970
                                   ========           ========           ========           ========

     The following table sets forth at September 30, 1998 the dollar amount of all loans due one year or more after September 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                             Predetermined         Floating or
                                                  Rate          Adjustable Rates
                                             -------------      ----------------
                                                       (In thousands)

     Real estate loans......................  $    77,174          $    15,548
     Commercial.............................        9,836                4,228
     Other..................................       11,049                  280
                                              -----------          -----------
         Total..............................  $    98,059          $    20,056
                                              ===========          ===========

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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended September 30, 1998, 1997 and 1996, these transactions totaled $54.1 million, $31.7 million and $53.2 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $500,000 must be approved by the full Board of Directors. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

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

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See " -- Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $3.7 million at September 30, 1998. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1998, single-family, residential mortgage loans, excluding home improvement loans, totaled $91.5 million, or 37.8% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 1998, $54.8 million, or 22.7%, of the Company's gross loan portfolio was comprised of fixed-rate mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 1998, $36.7 million, or 30.5%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the

Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At September 30, 1998, $27.8 million, or 11.5%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders. Builder relationships are analyzed and underwritten annually by the Bank's credit administration department.

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings. Such loans generally range in size from $1.0 million to $3.4 million. At September 30, 1998, multi-family residential and commercial real estate loans totaled $1.0 million and $51.5 million, respectively, which amounted to .4% and 21.3%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for 15 year terms with interest rates that adjust every one, three or five years based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans or, for longer term loans, or the Treasury Rate plus a negotiated margin of between 3% and 4.5%, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

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

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At September 30, 1998, commercial business loans totaled $21.8 million, or 9.0% of the Company's gross loan portfolio.

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

     The Bank's commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of 12 months and are reviewed at that time to see if extension is warranted. The Bank also offers standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At September 30, 1998, consumer loans totaled $48.4 million, or 20.0% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 90% of the depositor's account balance. The interest rate is normally 3% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1998, loans on certificates of deposit totaled $470,000, or .2% of the Company's total loan portfolio.

     At September 30, 1998, the Company had approximately $22.9 million in home equity line of credit loans, representing approximately 9.5% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 11.5% to 17.5%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At September 30, 1998, the Company had a commitment to fund an aggregate of $3.4 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $668,000 of credit card loans outstanding, representing 0.3% of its gross loan portfolio. The Company intends to continue and expand credit card lending, but estimates that at current levels of credit card loans, it makes little or no monthly profit net of service expenses and write-offs.

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

     Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 5 of Notes to Financial Statements.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                At September 30,
                                              --------------------------------------------------
                                               1998       1997       1996       1995       1994
                                              ------     ------     ------     ------     ------
                                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family ........................    $  323     $  298     $  376     $  413     $  286
    Construction .........................       406        916        647        248         --
  Commercial real estate .................        --         16         --         --         --
  Commercial business ....................        25         14          8         --         --
  Consumer ...............................        48         18          3         20         53
                                              ------     ------     ------     ------     ------

    Total nonperforming loans ............    $  802     $1,262     $1,034     $  681     $  339
                                              ======     ======     ======     ======     ======

Percentage of total loans, net ...........       .36%       .64%       .66%       .47%       .25%
                                              ======     ======     ======     ======     ======

Real estate owned ........................    $  412     $  358     $  179     $   69     $  180
                                              ======     ======     ======     ======     ======

     During the year ended September 30, 1998, additional gross interest income of approximately $18,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $18,000.

     At September 30, 1998, the Bank had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At September 30, 1998, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

     At September 30, 1998, the Company had $802,000 of nonaccrual loans, which consisted of seven single-family residential real estate loans totaling $323,000, four single-family residential construction loans totaling $406,000, two commercial business loans totaling $25,000, and six consumer totaling $48,000.

     At September 30, 1998, the Bank had $412,000 of real estate owned, which consisted of three single-family residences.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1998, the Company had $3.8 million in classified assets, including $2.0 million in assets classified as special mention, $1.8 million in assets classified as substandard, no assets classified as doubtful and $18,000 in assets classified as loss.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                      Year Ended September 30,
                                         --------------------------------------------------
                                          1998       1997       1996       1995       1994
                                         ------     ------     ------     ------     ------
                                                       (Dollars in thousands)

Balance at beginning of period ......    $3,249     $2,351     $1,877     $1,977     $1,843
                                         ------     ------     ------     ------     ------
Loans charged-off:
  Residential mortgage:
    Single-family ...................        --         --         44         20         10
  Commercial real estate ............        --         --         --         76         --
  Commercial business ...............       128         --         --         --         --
  Consumer ..........................        74         72         19         26         68
                                         ------     ------     ------     ------     ------
Total charge-offs ...................       202         72         63        122         78
                                         ------     ------     ------     ------     ------
Recoveries:
  Residential real estate mortgage:
    Single-family residential .......        --         33         25         --         --
  Consumer ..........................         8          6          1          2          2
                                         ------     ------     ------     ------     ------
Total recoveries ....................         8         39         26          2          2
                                         ------     ------     ------     ------     ------

Net loans charged-off ...............       194         33         37        120         76
                                         ------     ------     ------     ------     ------

Provision for loan losses ...........       310        931        511         20        210
                                         ------     ------     ------     ------     ------

Balance at end of period ............    $3,365     $3,249     $2,351     $1,877     $1,977
                                         ======     ======     ======     ======     ======
Ratio of net charge-offs to average
  loans outstanding during the period       .09%       .02%       .02%       .09%       .06%
                                         ======     ======     ======     ======     ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At September 30,
                                    ----------------------------------------------------------------------------------------------
                                           1998               1997               1996               1995               1993
                                    ------------------ ------------------ ------------------ ------------------ ------------------
                                            Percent of         Percent of         Percent of         Percent of         Percent of
                                             Loans in           Loans in           Loans in           Loans in           Loans in
                                           Category to        Category to        Category to        Category to        Category to
                                    Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans
                                    ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                                        (Dollars in thousands)
Residential mortgage .............  $1,071     31.8%   $1,070     47.6%   $1,037     54.6%   $1,041     64.9%   $1,137     72.6%
Commercial (1) ...................   1,598     47.5     1,456     23.3       879     23.9       517     16.3       497     12.6
Consumer .........................     696     20.7       723     29.1       435     21.5       319     18.8       343     14.8
                                    ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total allowance for loan losses   $3,365   100.00%   $3,249   100.00%   $2,351   100.00%   $1,877   100.00%   $1,977   100.00%
                                    ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

---------------
(1)   Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 1998, the Company's mortgage-backed securities and investment securities portfolio amounted to $27.0 million and $3.1 million, respectively. At such date, the Company had an unrealized gain of $486,000, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At September 30, 1998, the Company's mortgage-backed securities amounted to $27.0 million, or 9.6% of total assets.
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At September 30, 1998, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, but because the FHLMC is not a U.S. Government-sponsored enterprise, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $227,150,

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and having varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

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

     At September 30, 1998, mortgage-backed securities with an amortized cost of $26.3 million and a carrying value of $27.0 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements. At September 30, 1998, the Bank's mortgage-backed securities had a weighted average yield of 7.18%.

     At September 30, 1998, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 18 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. Treasury. At September 30, 1998, the Company's entire portfolio of investment securities was classified available for sale and amounted to $3.1 million, including gross unrealized gains of $107,000. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of September 30, 1998, the estimated average life of the Company's investment securities portfolio was approximately 2 years. In addition, at September 30, 1998, the Company had $1.4 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at September 30, 1998.

                             One Year or Less   One to Five Years  Five to Ten Years More than Ten Years Total Investment Portfolio
                             -----------------  -----------------  -----------------  -----------------  --------------------------
                             Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying Amortized Average
                               Value    Yield     Value    Yield     Value    Yield     Value    Yield     Value     Cost    Yield
                             --------  -------  --------  -------  --------  -------  --------  -------  --------   ------  -------
                                                                                           (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities ............  $   --       --%   $3,108     7.13%   $   --       --%   $   --       --%   $3,108   $3,001     7.13%
   Mortgage-backed securities      --       --        --       --     4,858     7.02    22,159     7.21    27,017   26,324     7.18

Securities held to maturity:
   FHLB stock (1) ...........      --       --        --       --        --       --     1,364     7.50     1,364    1,364     7.50
                               ------   ------    ------   ------    ------   ------    ------   ------    ------   ------   ------
      Total .................  $   --       --%   $3,108     7.13%   $4,858     7.02%   $23,523    7.23%   $31,489  $30,689    7.19%
                               ======   ======    ======   ======    ======   ======    ======   ======    ======   ======   ======

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                           At September 30,
                                                   -----------------------------
                                                     1998       1997       1996
                                                   -------    -------    -------
                                                           (In thousands)
Securities available for sale:
   U.S. government and agency securities ......    $ 3,108    $ 3,083    $ 5,107
   State government obligations ...............         --         --      3,000
   Mortgage-backed securities .................     27,017     24,818     14,797
                                                   -------    -------    -------
      Total ...................................     30,125     27,901     22,904

Securities held to maturity:
   FHLB stock .................................      1,364      1,288      1,288
                                                   -------    -------    -------
      Total ...................................      1,364      1,288      1,288
                                                   -------    -------    -------

        Total .................................    $31,489    $29,189    $24,192
                                                   =======    =======    =======

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the HONOR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at six office locations.

     The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated, the weighted average interest rates and the change in dollar amounts for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                For the Year Ended  September 30,
                             ----------------------------------------------------------------------
                                     1998                     1997                     1996
                             --------------------     --------------------     --------------------
                                         Weighted                 Weighted                 Weighted
                                          Average                  Average                  Average
                              Amount       Rate        Amount       Rate        Amount       Rate
                             --------    --------     --------    --------     --------    --------
                                                     (Dollars in thousands)

Demand accounts:
  Checking ..............    $ 26,494         .42%    $ 22,788         .61%    $ 17,079         .61%
  Money market ..........      16,379        3.62       14,712        4.19       10,256        4.20
Savings accounts ........       6,398        1.78        6,456        2.00        7,020        2.00
                             --------    --------     --------    --------     --------    --------
     Total ..............      49,271        1.66       43,956        2.01       34,355        1.96

Certificate accounts:
  Less than 12 months (1)      30,155        4.89       41,814        5.28       52,962        5.32
  12 - 14 months (1) ....      66,064        5.70       27,384        5.14       39,525        5.29
  14 - 72 months (1) ....      59,145        5.71       61,962        5.89       44,371        6.02
                             --------    --------     --------    --------     --------    --------
     Total ..............     155,364        5.54      131,160        5.53      136,858        5.54
                             --------    --------     --------    --------     --------    --------

Total deposits ..........    $204,635        4.58%    $175,116        4.65%    $171,213        4.82%
                             ========    ========     ========    ========     ========    ========

---------------
(1)   Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of September 30, 1998. At such date, such deposits represented 12.4% of total deposits and had a weighted average rate of 5.18%.

     Maturity Period
                                                (In thousands)

     Three months or less.......................  $    1,724
     Over three through six months..............         723
     Over six through 12 months.................      12,390
     Over 12 months.............................      10,751
                                                  ----------
         Total..................................  $   25,588
                                                  ==========

     At September 30, 1998, mortgage-backed securities with a carrying value of $3.6 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 1998, 1997 and 1996, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                         At or for the
                                                                   Year Ended September 30,
                                                               -------------------------------
                                                                 1998        1997        1996
                                                               -------     -------     -------
                                                                   (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances ...........................................    $ 9,500     $11,000     $   --
  Federal funds purchased and securities
    sold under repurchase agreements ......................    $ 2,432     $ 1,621     $1,040
Weighted average rate paid on:
  FHLB advances ...........................................       6.00%       6.17%        --
  Federal funds purchased and securities  sold under
    agreements to repurchase ..............................       3.33%       4.67%      4.31%
Maximum amount of borrowings outstanding  at any month end:
  FHLB advances ...........................................    $10,000     $13,000     $7,000
  Federal funds purchased and securities
    sold under repurchased agreements .....................      2,652       1,645      1,040


                                                                         At or for the
                                                                   Year Ended September 30,
                                                               -------------------------------
                                                                 1998        1997        1996
                                                               -------     -------     -------
                                                                   (Dollars in thousands)
Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances ..............................                 $ 1,071     $ 3,400    $ 2,250
  Federal funds purchased and securities
    sold under repurchase agreements .........                   1,918       1,218        582
Approximate weighted average rate paid on: (1)
  FHLB advances ..............................                    5.90%       5.78%      6.83%
  Federal funds purchased and securities
    sold under agreements to repurchase ......                    3.98%       4.56%      4.44%

---------------
(1)   Based on month-end balances.

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

EMPLOYEES

     As of September 30, 1998, the Bank had 123 full-time and five part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     The federal banking  regulators has adopted  regulations  implementing  the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of September 30, 1998, the Bank was classified as "well capitalized" under FDIC regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1998, of $1.4 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Bank met its reserve requirements.

     The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by the State Commission.

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the Bank Insurance Fund ("BIF") members had been the statutory minimum of $2,000. Legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $946,000 pre-tax, accrued during the quarter ended September 30, 1996, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Although the Bank, as a North Carolina commercial bank, would qualify for insurance of deposits by the BIF of the FDIC, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance. Accordingly, following the Bank Conversion, the Bank remained a member of the SAIF, which insures the deposits of the Bank to a maximum of $100,000 for each depositor.

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 15.1% of total assets at September 30, 1998, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 1998, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered non-member bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value may comprise shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $6.3 million at September 30, 1998. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $3.7 million. At September 30, 1998, the Bank's largest lending relationship was a $3.7 million relationship consisting of four commercial real estate loans. All loans within this relationship were current and performing in accordance with their terms at September 30, 1998.

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

TAXATION - GENERAL

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

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax currently is 7.50% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. For the tax years beginning in 1998, 1999 and 2000, this rate will be reduced to 7.25%, 7.00% and 6.90%, respectively. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES
------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 1998.

                                                                     Book Value at
                                      Year           Owned or        September 30,         Approximate
                                     Opened           Leased             1998            Square Footage
                                     ------          --------        -------------       --------------
                                                                 (Dollars in thousands)
     MAIN OFFICE:
     1311 Carolina Avenue
     Washington, NC 27889             1986             Owned            $   735             10,200

     BRANCH OFFICES:
     300 North Market Street
     Washington, NC  27889            1959             Owned                236              4,680

     301 E. Arlington Blvd.
     Greenville, NC  27835            1993             Owned                374              2,600

     604 E. Ehringhaus Street
     Elizabeth City, NC  27906        1980             Owned                399              2,500

     827 Hardee Road
     Kinston, NC  28501               1996            Leased                 49              2,000

     1725 Glenburnie Road
     New Bern, NC  28561              1990             Owned                404              2,600

     202 Craven Street
     New Bern, NC  28560              1995            Leased                 65              2,500

     300 Sunset Avenue
     Rocky Mount, NC  27804           1994             Owned                405              4,948

     OPERATIONS CENTER:
     239 West Main Street
     Washington, NC  27889            1994             Owned                445              7,600

     FUTURE BRANCH SITES:
     Cypress Landing
     Chocowinity, NC                                   Owned                126

     Taberna
     New Bern, NC                                      Owned                176

     The book value of the Bank's investment in premises and equipment was $3.6 million at September 30, 1998. See Note 6 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At September 30, 1998, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
        MATTERS
        -------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained under the sections captioned "Market Risk" on page 5 in the Annual Report is incorporated herein be reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 14 through 34 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES  IN  AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Interlocks and Insider Participation," "-- Compensation Committee Report on Executive Compensation," " -- Comparative Stock Performance Graph," " -- Executive Compensation" and "--Director Compensation" " in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition as of September 30, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

     Consolidated   Statements  of  Stockholders  Equity  for  the  Years  Ended
     September 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

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

    13         Annual Report to Stockholders
    21         Subsidiaries of the Registrant
    23         Consent of PricewaterhouseCoopers, LLP
    27         Financial Data Schedule

     (b) REPORTS ON FORM 8-K. On July 16, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Board of Directors approved a 3-for-2 common stock split in the form of a 50% stock dividend and an increase in the quarterly cash dividend rate.

     On September 24, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 that it had completed the previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% of its issued and outstanding shares of common stock.

     (c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWSOUTH BANCORP, INC.

December 22, 1998
                                        By: /s/ Thomas A. Vann
                                            ------------------------------
                                            Thomas A. Vann
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                                       December 22, 1998
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                      December 22, 1998
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                               December 22, 1998
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                                 December 22, 1998
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                                December 22, 1998
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                                   December 22, 1998
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                               December 22, 1998
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                                December 22, 1998
--------------------------------------------
Marshall T. Singleton
Director