Form 10-Q
period 1998-12-31
NEWSOUTH BANCORP INC
filed 1999-02-11
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998.

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares  of common  stock  outstanding  as of  February  5,  1999:
3,938,550

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 1998 (unaudited) and September 30, 1998                1

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1998 and 1997 (unaudited)                 2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended December 31, 1998 (unaudited)                3

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1998 and 1997 (unaudited)                 4

          Notes to Consolidated Financial Statements (unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                   13

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  DECEMBER 31      SEPTEMBER 30
                                                                         1998              1998
                                                                         ----              ----
ASSETS                                                            (UNAUDITED)
Cash and due from banks                                         $   2,872,184     $   5,243,853
Interest-bearing deposits in financial institutions                10,132,219        11,767,988
Investment securities - available for sale                          3,081,070         3,107,545
Mortgage-backed securities - available for sale                    47,298,687        27,016,679
Loans receivable, net:
  Held for sale                                                    24,988,254        38,406,628
  Held for investment                                             190,227,432       186,592,403
Premises and equipment, net                                         3,622,902         3,558,836
Deferred income taxes                                                 692,777           569,604
Real estate owned                                                     554,905           411,938
Federal Home Loan Bank of Atlanta stock, at cost                    1,363,800         1,363,800
Accrued interest receivable                                         1,839,710         1,935,490
Prepaid expenses and other assets                                   1,211,004         1,504,689
                                                                -------------     -------------
          Total assets                                          $ 287,884,944     $ 281,479,453
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $  50,470,309     $  42,873,230
  Savings                                                           6,925,018         6,397,856
  Large denomination certificates of deposit                       26,530,526        25,587,798
  Other time                                                      124,447,083       129,776,201
                                                                -------------     -------------
          Total deposits                                          208,372,936       204,635,085
Borrowed money                                                     14,723,388        11,932,919
Accrued interest payable                                               97,591            62,707
Income taxes payable                                                  143,752                --
Advance payments by borrowers for property taxes and
  insurance                                                           232,944           451,860
Other liabilities                                                   8,484,222         7,682,912
                                                                -------------     -------------
          Total liabilities                                       232,054,833       224,765,483

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                            43,640            43,640
  Additional paid in capital                                       43,892,448        43,801,987
  Retained earnings, substantially restricted                      22,634,082        22,091,243
  Treasury stock at cost, 313,900 and 218,202 shares               (6,781,935)       (4,895,754)
  Unearned ESOP shares, 266,828 and 268,709                        (2,668,283)       (2,687,093)
  Deferred stock awards                                            (1,790,581)       (2,126,299)
  Accumulated other comprehensive income, net                         500,740           486,246
                                                                -------------     -------------
           Total stockholders' equity                              55,830,111        56,713,970
                                                                -------------     -------------

           Total liabilities and stockholders' equity           $ 287,884,944     $ 281,479,453
                                                                =============     =============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                       ------------------------
                                                             1998          1997
                                                       ------------------------
Interest income:
  Interest and fees on loans                           $4,786,826    $4,440,002
  Interest and dividends on investments and deposits      860,238       799,581
                                                       ----------    ----------
           Total interest income                        5,647,064     5,239,583
                                                       ----------    ----------

Interest expense:
  Interest on deposits                                  2,275,442     2,160,124
  Interest on borrowings                                  144,016        43,562
                                                       ----------    ----------
           Total interest expense                       2,419,458     2,203,686
                                                       ----------    ----------

Net interest income before provision for possible
  loan losses                                           3,227,606     3,035,897
Provision for  possible loan losses                        50,000       100,000
                                                       ----------    ----------
           Net  interest income                         3,177,606     2,935,897
                                                       ----------    ----------

Other income:
  Loan fees and service charges                           292,575       232,854
  Loan servicing fees                                     217,826       146,178
  Gain on sale of real estate, net                         22,379        39,940
  Gain on sale of mortgage loans and mortgage-
      backed securities                                   232,101       130,164
  Other  income                                            45,072        39,567
                                                       ----------    ----------
           Total other income                             809,953       588,703
                                                       ----------    ----------

General and administrative expenses:
  Compensation and fringe benefits                      1,743,168     1,720,609
  Federal insurance premiums                               28,949        26,695
  Premises and equipment                                  116,050        80,260
  Advertising                                              43,719        30,202
  Payroll and other taxes                                  97,730        83,877
  Other                                                   552,686       352,399
                                                       ----------    ----------
           Total general and administrative expenses    2,582,302     2,294,042
                                                       ----------    ----------

Income before income taxes                              1,405,257     1,230,558

Income taxes                                              597,586       473,700
                                                       ----------    ----------

Net income                                             $  807,671    $  756,858
                                                       ==========    ==========

Basic earnings per share                               $     0.22    $     0.19*
                                                       ----------    ----------
Diluted earnings per share                             $     0.22    $     0.19*
                                                       ----------    ----------
Dividends per share                                    $     0.07    $    0.066*
                                                       ----------    ----------
Average number of common shares outstanding             3,746,652     3,893,141*


* Adjusted for three-for-two stock split of August 19, 1998.

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1998
(UNAUDITED)

                                                                                                            Accumulated
                                                        Retained                                               Other
                                          Additional    Earnings                    Unearned     Deferred  Comprehensive
                                 Common    Paid-in    Substantially  Treasury         ESOP         Stock       Income,
                                 Stock     Capital     Restricted      Stock         Shares        Awards        Net       Total
                                -------  -----------  -----------   -----------   -----------   -----------   --------  -----------
Balance September 30, 1998      $43,640  $43,801,987  $22,091,243   $(4,895,754)  $(2,687,093)  $(2,126,299)  $486,246  $56,713,970

Net income                                                807,671                                                           807,671

Change in unrealized gains on
  securities available-for-sale,
  net of taxes                                                                                                  14,494       14,494

MRP amortization                                                                                    335,718                 335,718

Acquisition of treasury shares                                       (1,886,181)                                         (1,886,181)

Dividends ($.07 per share)                               (264,832)                                                         (264,832)

Release of ESOP shares                        90,461                                   18,810                               109,271
                                -------  -----------  -----------   -----------   -----------   -----------   --------  -----------

Balance December 31, 1998       $43,640  $43,892,448  $22,634,082   $(6,781,935)  $(2,668,283)  $(1,790,581)  $500,740  $55,830,111
                                -------  -----------  -----------   -----------   -----------   -----------   --------  -----------

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months Ended
                                                                                  December 31
                                                                         -----------------------------
                                                                                1998              1997
                                                                         -----------------------------
Operating activities:
  Net Income                                                             $    807,671          756,858
   Adjustments to reconcile net income to net cash used
    in operating activities:
      Provision for loan losses                                                50,000          100,000
      Depreciation                                                             67,031           39,207
      ESOP compensation                                                       109,271           20,793
      MRP compensation                                                        335,718
      Accretion of discounts on securities                                         93               93
      Gain on disposal of real estate acquired in settlement of loans         (22,379)         (40,840)
      Gain on sale of loans and mortgage-backed securities                   (232,102)        (130,164)
      Originations of loans held for sale, net                            (51,539,886)     (13,550,873)
      Proceeds from sale of loans held for sale                            41,120,140        5,544,111
      Other operating activities                                            1,060,834          470,814
                                                                         -----------------------------
        Net cash used in operating activities                              (8,243,609)      (6,790,001)
Investing activities:
  Proceeds from principal repayments and sales of
    mortgage-backed securities available for sale                           3,838,356        2,291,043
  Loan originations, net of principal repayments of loans
    held for investment                                                    (4,168,494)      (4,268,577)
  Proceeds from disposal of premises and equipment and
    real estate acquired in settlement of loans                               322,099          165,692
  Purchases of premises and equipment                                        (133,097)         (29,025)
                                                                         -----------------------------
        Net cash provided (used) in investing activities                     (141,136)      (1,840,867)
Financing activities:
  Net increase in deposit accounts                                          3,737,851        8,885,192
  Proceeds from FHLB borrowings                                            32,000,000        4,500,000
  Repayments of FHLB borrowings                                           (28,500,000)     (14,500,000)
  Acquisition of MRP shares                                                                 (1,224,768)
  Treasury stock purchased                                                 (1,886,181)
  Cash dividends paid                                                        (264,832)        (257,720)
  Net change in repurchase agreements                                        (709,531)         286,023
                                                                         -----------------------------
        Net cash provided by financing activities                           4,377,307       (2,311,273)
                                                                         -----------------------------

Increase (decrease) in cash and cash equivalents                           (4,007,438)     (10,942,141)

Cash and cash equivalents, beginning of period                             17,011,841       15,772,251
                                                                         -----------------------------

Cash and cash equivalents, end of period                                 $ 13,004,403        4,830,110
                                                                         =============================

Supplemental disclosures:
  Real estate acquired in settlement of loans                            $    483,465           59,839
  Exchange of loans for mortgage-backed securities                       $ 24,052,059       17,958,559

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS.

NewSouth Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of NewSouth Bank (the "Bank") and operating through the Bank a commercial banking business. The common stock of the Company is traded on the Nasdaq National Market System under the symbol "NSBC".

NOTE 2.  BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

NOTE 3.  EARNINGS PER SHARE.

The Company's earnings per share for the three month periods ended December 31, 1998 and 1997 is based on weighted average shares of 3,746,652 and 3,893,141, respectively, of common stock outstanding, excluding ESOP and deferred stock awards plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options and deferred stock awards shares were not included in the diluted earnings per share calculation for the three month period ended December 31, 1998, as their effect would have been anti-dilutive.

NOTE 4.  DIVIDENDS DECLARED.

On December 17, 1998, the Board of Directors declared a cash dividend of $0.07 per share to stockholders of record as of January 4, 1999 and payable on January 22, 1999. This dividend payment represents a payout ratio of 31.8% of the earnings for the quarter ended December 31, 1998, and is the Company's seventh consecutive quarterly cash dividend.

NOTE 5.  COMPREHENSIVE INCOME.

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". As required by SFAS No.
130, prior year information has been modified to conform with the new presentation.

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains on available for sale securities.

Information concerning the Company's other comprehensive income for the three month periods ended December 31, 1998 and 1997 is as follows:

                                                        1998            1997
                                                    -----------     -----------
Net income                                          $   807,671     $   756,858

Reclassification of gains recognized in net income      (18,163)         (5,539)

Gains unrealized, net of income taxes                    32,657         262,684
                                                    -----------     -----------
      Other comprehensive income                         14,494         256,945
                                                    -----------     -----------

Comprehensive income                                $   822,165     $ 1,013,803
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

Total assets were $287.9 million at December 31, 1998 compared to $281.5 million at September 30, 1998. Total earning assets increased by $8.8 million to $277.1 million at December 31, 1998 from $268.3 million at September 30, 1998.

Interest-bearing deposits in financial institutions was $10.1 million at December 31, 1998 compared to $11.8 million at September 30, 1998. These funds are primarily used to support the liquidity management activities and daily operations of the Bank . Since September 30, 1998, the Bank has implemented various investment strategies to increase its regulatory liquidity levels. The Bank has securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $47.3 million at December 31, 1998, compared to $27.0 million at September 30, 1998. Consequently, loans held for sale decreased to $25.0 million at December 31, 1998 from $38.4 million at September 30, 1998. The Bank continued to experience consumer and commercial loan growth, as loans held for investment increased to $190.2 million at December 31, 1998 from $186.6 million at September 30, 1998. To support the risk associated with these types of loans, the Bank had reserves for potential loan losses of $3.4 million at both December 31, 1998 and September 30, 1998. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.6% at December 31, 1998 compared to 1.5% at September 30, 1998. Earning assets amounted to 96.3% of total assets at December 31, 1998, compared to 95.3% at September 30, 1998.

Total interest-bearing liabilities increased to $223.1 million at December 31, 1998 from $216.6 million at September 30, 1998. Total deposits increased by $3.8 million to $208.4 million at December 31, 1998 from $204.6 million at September 30, 1998. Borrowings increased to $14.7 million at December 31, 1998 from $11.9 million at September 30, 1998, supporting the growth in earning assets and banking operations during the period.

Stockholders' equity was $55.8 million at December 31, 1998, compared to $56.7 million at September 30, 1998. See "Consolidated Statements of Stockholders'
Equity". At December 31, 1998, the stockholders' equity to total assets ratio was 19.4%, compared to 20.1% at September 30, 1998. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $42.5 million at December 31, 1998, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

Pursuant to a stock repurchase plan adopted by the Company, during the three months ended December 31, 1998 the Company acquired 95,698 shares of its common stock through both open market and private purchases, totaling $1.9 million, and are being held as treasury stock at cost. At December 31, 1998 a total of 313,900 shares totaling $6.8 million are being held as treasury stock, compared to 218,202 shares totaling $4.9 million at September 30, 1998.

On December 18, 1998 the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share, payable January 22, 1999 to stockholders of record of January 4, 1999. This dividend payment is the Company's seventh consecutive quarterly cash dividend and represents a payout ratio of 31.8% of consolidated earnings for the three months ended December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE ENDED DECEMBER 31, 1998 AND 1997

GENERAL. Net income for the three months ended December 31, 1998 was $808,000, compared to $757,000 for the three months ended December 31, 1997. Comparative earnings per share for the three months ended December 31, 1998 and 1997 are $0.22 and $0.19 per share, respectively. Earnings per share for the three months ended December 31, 1997 have been adjusted to reflect a three-for-two stock split on August 19, 1998.

INTEREST INCOME. Interest income increased to $5.6 million for the three months ended December 31, 1998, from $5.2 million for the three months ended December 31, 1997. This increase is primarily attributable to the growth of interest-earning assets. Average interest-earning assets increased to $274.0 million for the three months ended December 31, 1998, from $238.6 million for the three months ended December 31, 1997. The yield on average interest-earning assets was 8.2% for the three months ended December 31, 1998, compared to 8.8% for the three months ended December 31, 1997.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $2.4 million for the three months ended December 31, 1998 from $2.2 million for the three months ended December 31, 1997. Average interest-bearing liabilities increased to $219.6 million for the three months ended December 31, 1998 from $187.3 million for the three months ended December 31, 1997. The effective cost of average interest-bearing liabilities decreased to 4.4% for the three months ended December 31, 1998 from 4.7% for the three months ended December 31, 1997. The Bank has increased its checking account base to $50.5 million at December 31, 1998 from $39.6 million at December 31, 1997, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.2 million for the three months ended December 31, 1998 from $3.0 million for the three months ended December 31, 1997. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.7% for the three months ended December 31, 1998, compared to 5.1% for the three months ended December 31, 1997. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 3.8% for the three months ended December 31, 1998, compared to 4.1% for the three months ended December 31, 1997.

PROVISION FOR LOAN LOSSES. During the three months ended December 31, 1998, the Bank recorded provisions for loan losses of $50,000, compared to $100,000 for the three months ended December 31, 1997. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb potential losses on loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its allowance for loan losses is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will exceed estimated amounts.

NONINTEREST INCOME. Noninterest income increased to $810,000 for the three months ended December 31, 1998 from $589,000 for the three months ended December 31, 1997. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. During the three months ended December 31, 1998, the Bank recorded gains from sales of loans and mortgage-backed securities of $232,000, compared to $130,000 for the three months ended December 31, 1997. The volume of loans and mortgage-backed securities sold during the 1998 period was $42.0 million, compared to $5.5 million for the 1997 period. Fees and service charges earned on loans and deposits and other miscellaneous income have grown proportionately with the growth in earning assets and deposits from period to period.

NONINTEREST EXPENSE. Noninterest expenses were $2.6 million for the three months ended December 31, 1998, compared to $2.3 million for the three months ended December 31, 1997. The largest single component of these expenses, compensation and fringe benefits, was $1.7 million for both the three months ended December 31, 1998 and 1997. During the three months ended December 31, 1998, the Bank recorded $336,000 of benefits expense for the Management Recognition Plan ("MRP"), compared to $482,000 for the three months ended December 31, 1997. During the three months ended December 31, 1998, the Bank recorded $289,000 in benefits expense for the Employee Stock Ownership Plan ("ESOP"), compared to $208,000 for the three months ended December 31, 1997. Other noninterest expenses including premises and equipment, advertising, and office supplies have also grown proportionately with the growth in earning assets and deposits from period to period.

INCOME TAXES. Income tax expense was $598,000 for the three months ended December 31, 1998, compared to $474,000 for the three months ended December 31, 1997. The changes in the amounts of income tax provisions reflects the changes in income before income taxes and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at December 31, 1998, as calculated under such requirements, exceeded the requirements. Liquidity refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At December 31, 1998, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $89.7 million, or 31.1% of total assets, compared to $86.9 million at September 30, 1998, or 30.9% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 1998 and September 30, 1998.

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

IMPACT OF RECENT ACCOUNTING STANDARDS

The Company will adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective with the fiscal quarter beginning July 1, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998. SFAS No. 134 amends existing classification and accounting treatment of mortgage-backed securities retained after mortgage loans held for sale are securitized for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale. This statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000 ("Y2K"). Many computer programs that can only distinguish two digits of the year entered (a common practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Bank, most other financial institutions and many other companies.

In compliance with regulatory guidelines, the Bank has formed a Y2K committee to review the effects the century date change may have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan and contingency plan have been developed to address the necessary steps to insure that problems and disruptions related to the Y2K issue are minimized. An inventory of all systems, both computer and non-computer related, was completed in the process. Potential weaknesses were then documented and prioritized as to their effect on critical business functions. All of the material data processing functions of the Bank that could be impacted by the Y2K issue are provided by a national third party service bureau, Bisys, Inc. Bisys has dedicated tremendous resources in assuring its systems are Y2K compliant and in developing a comprehensive testing and verification program. The Bisys client test facility is providing the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces.

The recently released remediated version of the Bisys client test facility has undergone extensive beta testing. Bisys has advised the Bank that its testing through their client test facility is expected to reveal any potential problems well in advance of the impending year 2000 deadline. All Bank user departments are currently involved in an extensive Y2K testing program to assure validation of the century date changes. On the Bisys host system, we have successfully completed our testing of the century date rollover from December 31, 1999 to January 3, 2000 for all applications. Additional testing is also taking place with all other external mission critical information systems and relationships with which the Bank exchanges data or information. It is believed that this readiness will increase the likelihood of uninterrupted operations of the Bank.

In addressing the Y2K issue, the Bank has used its current internal staffing with little reliance on outside resources. Bisys, the Bank's major vendor, has provided remediated software at no expense to the Bank. No major system is expected to be replaced in coming years. The Bank plans to increase its customer awareness efforts and to implement a second phase of testing its hardware, software and related interfaces. As a result, estimated Y2K related expenses of $20,000 were accrued during the three months ended December 31, 1998. The Bank believes the cost of addressing the Y2K issue will have no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

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

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWSOUTH BANCORP, INC.


Date:    February 9, 1999               /s/ William L. Wall
                                        -----------------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:    February 9, 1999               /s/ Kristie W. Hawkins
                                        ----------------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)