Form 10-Q
period 1999-03-31
NEWSOUTH BANCORP INC
filed 1999-05-11
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

     Number  of  shares  of  common  stock  outstanding  as of April  30,  1999:
3,769,482

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1999 (unaudited) and September 30, 1998                     1

         Consolidated Statements of Operations for the Three
         and Six Months Ended March 31, 1999 and 1998 (unaudited)              2

         Consolidated Statements of Stockholders' Equity for the
         Six Months Ended March 31, 1999 (unaudited)                           3

         Consolidated Statements of Cash Flows for the Six
         Months Ended March 31, 1999 and 1998 (unaudited)                      4

         Notes to Consolidated Financial Statements (unaudited)                5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                    13

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  MARCH 31      SEPTEMBER 30
                                                                    1999            1998
                                                                ------------    ------------
ASSETS                                                           (UNAUDITED)
Cash and due from banks                                         $  4,109,742    $  5,243,853
Interest-bearing deposits in financial institutions               18,523,276      11,767,988
Investment securities - available for sale                         3,059,410       3,107,545
Mortgage-backed securities - available for sale                   44,837,235      27,016,679
Loans receivable, net:
  Held for sale                                                   22,283,123      38,406,628
  Held for investment                                            197,009,448     186,592,403
Premises and equipment, net                                        3,601,148       3,558,836
Deferred income taxes                                                814,008         569,604
Real estate owned                                                    456,002         411,938
Federal Home Loan Bank of Atlanta stock, at cost                   1,460,200       1,363,800
Accrued interest receivable                                        1,872,862       1,935,490
Prepaid expenses and other assets                                  1,831,175       1,504,689
                                                                ------------    ------------

          Total assets                                          $299,857,629    $281,479,453
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $ 51,641,631    $ 42,873,230
  Savings                                                          7,232,635       6,397,856
  Large denomination certificates of deposit                      30,143,033      25,587,798
  Other time                                                     134,394,130     129,776,201
                                                                ------------    ------------
          Total deposits                                         223,411,429     204,635,085
Borrowed money                                                    14,915,210      11,932,919
Accrued interest payable                                             130,080          62,707
Income taxes payable                                                      --              --
Advance payments by borrowers for property taxes and
  insurance                                                          201,193         451,860
Other liabilities                                                  8,325,488       7,682,912
                                                                ------------    ------------
          Total liabilities                                      246,983,400     224,765,483

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                           43,640          43,640
  Additional paid in capital                                      43,892,448      43,801,987
  Retained earnings, substantially restricted                     23,183,623      22,091,243
  Treasury stock at cost, 518,341 and 218,202 shares             -10,459,908      -4,895,754
  Unearned ESOP shares, 264,960 and 268,709                       -2,649,605      -2,687,093
  Deferred stock awards                                           -1,454,862      -2,126,299
  Accumulated other comprehensive income, net                        318,893         486,246
                                                                ------------    ------------
           Total stockholders' equity                             52,874,229      56,713,970
                                                                ------------    ------------


           Total liabilities and stockholders' equity           $299,857,629    $281,479,453
                                                                ============    ============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 MARCH 31                         MARCH 31
                                                        --------------------------       --------------------------
                                                            1999           1998              1999          1998
                                                        -----------    -----------       -----------    -----------
Interest income:
  Interest and fees on loans                            $ 4,706,156    $ 4,475,135       $ 9,492,983    $ 8,915,137
  Interest and dividends on investments and deposits        922,959        855,087         1,783,197      1,654,667
                                                        -----------    -----------       -----------    -----------
           Total interest income                          5,629,115      5,330,222        11,276,180     10,569,804
                                                        -----------    -----------       -----------    -----------

Interest expense:
  Interest on deposits                                    2,291,219      2,238,436         4,566,661      4,398,560
  Interest on borrowings                                    158,632         24,036           302,648         67,598
                                                        -----------    -----------       -----------    -----------
           Total interest expense                         2,449,851      2,262,472         4,869,309      4,466,158
                                                        -----------    -----------       -----------    -----------

Net interest income before provision for possible
  loan losses                                             3,179,264      3,067,750         6,406,871      6,103,646
Provision for  possible loan losses                               0              0            50,000        100,000
                                                        -----------    -----------       -----------    -----------
           Net  interest income                           3,179,264      3,067,750         6,356,871      6,003,646
                                                        -----------    -----------       -----------    -----------

Other income:
  Loan fees and service charges                             322,359        220,480           614,935        453,334
  Loan servicing fees                                       160,145        185,013           377,971        331,191
  Gain on sale of real estate, net                           16,269         -7,878            38,648         32,062
  Gain on sale of mortgage loans and mortgage-
      backed securities                                     180,363        272,580           412,464        402,744
  Other  income                                              56,581         61,821           101,653        101,387
                                                        -----------    -----------       -----------    -----------
           Total other income                               735,717        732,016         1,545,671      1,320,718
                                                        -----------    -----------       -----------    -----------

General and administrative expenses:
  Compensation and fringe benefits                        1,745,118      1,919,184         3,488,286      3,639,793
  Federal insurance premiums                                 31,298         27,585            60,248         54,280
  Premises and equipment                                    112,279         83,654           228,328        163,914
  Advertising                                                32,527         29,999            76,214         60,200
  Payroll and other taxes                                   142,043        100,972           262,547        184,848
  Other                                                     490,082        396,687         1,020,028        749,086
                                                        -----------    -----------       -----------    -----------
           Total general and administrative expenses      2,553,347      2,558,081         5,135,651      4,852,121
                                                        -----------    -----------       -----------    -----------

Income before income taxes                                1,361,634      1,241,685         2,766,891      2,472,243

Income taxes                                                561,441        475,600         1,159,027        949,300
                                                        -----------    -----------       -----------    -----------


NET INCOME                                              $   800,193    $   766,085       $ 1,607,864    $ 1,522,943
                                                        -----------    -----------       -----------    -----------

Basic earnings per share                                $      0.22    $      0.20(1)    $      0.44    $      0.39(1)
                                                        -----------    -----------       -----------    -----------

Diluted earnings per share                              $      0.22    $      0.20(1)    $      0.44    $      0.39(1)
                                                        -----------    -----------       -----------    -----------

Dividends per share                                     $      0.07    $     0.067(1)    $      0.14    $      0.13(1)
                                                        -----------    -----------       -----------    -----------

Average number of common shares outstanding               3,599,901(2)   3,877,576(1)(2)   3,675,038(2)   3,885,422(1)(2)

(1)  Adjusted for three-for-two stock split of August 19, 1998.

(2) Excludes ESOP and MRP benefit plan shares not committed to be released or vested, and treasury stock.

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                                                                             Accumulated
                                                           Retained                                             Other
                                            Additional     Earnings                   Unearned    Deferred  Comprehensive
                                   Common     Paid-in   Substantially   Treasury        ESOP        Stock      Income,
                                    Stock     Capital     Restricted      Stock        Shares      Awards        Net         Total
                                   -------  -----------  -----------  ------------  -----------  -----------  ---------  -----------
Balance September 30, 1998         $43,640  $43,801,987  $22,091,243  $ -4,895,754  $-2,687,093  $-2,126,299  $ 486,246  $56,713,970

Net income                                                 1,607,864                                                       1,607,864

Change in unrealized gains
  on securities available-for-sale,
  net of taxes                                                                                                 -167,353     -167,353

MRP amortization                                                                                     671,437                 671,437

Acquisition of treasury shares                                          -5,564,154                                        -5,564,154

Dividends ($.07 per share)                                  -515,484                                                        -515,484

Release of ESOP shares                           90,461                                  37,488                              127,949
                                   -------  -----------  -----------  ------------  -----------   ----------  ---------  -----------

Balance March 31, 1999             $43,640  $43,892,448  $23,183,623  $-10,459,908  $-2,649,605  $-1,454,862  $ 318,893  $52,874,229
                                   =======  ===========  ===========  ============  ===========  ===========  =========  ===========

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        Six Months Ended
                                                                                            March 31
                                                                                  --------------------------
                                                                                      1999          1998
                                                                                  --------------------------

Operating activities:
      Net Income                                                                  $ 1,607,864    $ 1,522,943
      Adjustments to reconcile net income to net cash used
          in operating activities:
               Provision for loan losses                                               50,000        100,000
               Depreciation                                                           139,075         77,308
               ESOP compensation                                                      127,949         41,513
               MRP compensation                                                       671,437             --
               Accretion of discounts on securities                                       186            186
               Gain on disposal of real estate acquired in settlement of loans        -36,688        -33,831
               Gain on sale of loans and mortgage-backed securities                  -412,464       -402,744
               Originations of loans held for sale, net                           -44,053,003    -31,740,998
               Proceeds from sale of loans held for sale                           36,671,184     21,847,266
               Other operating activities                                             -89,450      1,026,337
                                                                                  -----------    -----------
                   Net cash used in operating activities                           -5,323,910     -7,562,020
Investing activities:
      Proceeds from principal repayments and sales of
          mortgage-backed securities available for sale                             6,018,298      6,321,384
      Loan originations, net of principal repayments of loans
          held for investment                                                     -11,113,034    -12,771,793

      Proceeds from disposal of premises and equipment and
          real estate acquired in settlement of loans                                 640,573        217,654
      Purchases FHLB Stock                                                            -96,400        -76,300
      Purchases of premises and equipment                                            -183,347        -53,015
                                                                                  -----------    -----------
                   Net cash used in investing activities                           -4,733,910     -6,362,070
Financing activities:
      Net increase in deposit accounts                                             18,776,344     25,648,351
      Proceeds from FHLB borrowings                                                59,000,000      8,500,000
      Repayments of FHLB borrowings                                               -55,500,000    -19,500,000
      Acquisition of MRP shares                                                            --     -1,224,768
      Treasury stock purchased                                                     -5,564,154             --
      Cash dividends paid                                                            -515,484       -516,379
      Net change in repurchase agreements                                            -517,709        508,023
                                                                                  -----------    -----------
                   Net cash provided by financing activities                       15,678,997     13,415,227
                                                                                  -----------    -----------

Increase (decrease) in cash and cash equivalents                                    5,621,177       -508,863

Cash and cash equivalents, beginning of period                                     17,011,841     15,772,251
                                                                                  -----------    -----------

Cash and cash equivalents, end of period                                          $22,633,018    $15,263,388
                                                                                  ===========    ===========

Supplemental disclosures:
      Real estate acquired in settlement of loans                                 $   645,989    $   190,698
      Exchange of loans for mortgage-backed securities                            $24,052,059    $17,958,559

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS

NewSouth Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of NewSouth Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina.

The common stock of the Company is traded on the Nasdaq Amex System under the symbol "NSBC".

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

NOTE 3. EARNINGS PER SHARE

The Company's earnings per share for the three and six month periods ended March 31, 1999 is based on weighted average shares of 3,599,901 and 3,675,038, respectively, of common stock outstanding, excluding ESOP and deferred stock award plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options and deferred stock awards plan shares were not included in the diluted earnings per share calculation for the three and six month periods ended March 31, 1999, as their effect would have been anti-dilutive.

NOTE 4. DIVIDENDS DECLARED

On March 18, 1999, the Board of Directors declared a cash dividend of $0.07 per share to stockholders of record as of April 2, 1999 and payable on April 22, 1999. This dividend payment represents a payout ratio of 31.8% of the earnings for the quarter ended March 31, 1999, and is the Company's eighth consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and six month periods ended March 31, 1999 and 1998 is as follows:

                               Three Months Ended          Six Months Ended
                                    March 31,                  March 31,
                                1999         1998          1999         1998
                            -----------  -----------   -----------  -----------
Net income                  $   800,193  $   766,085   $ 1,607,864  $ 1,522,943

Reclassification of gains
  recognized in net income      (18,163)     (85,608)      (18,163)     (91,147)

Gains unrealized, net of
  income taxes                 (163,684)       4,018      (149,190)     266,502
                            -----------  -----------   -----------  -----------
Other comprehensive income     (181,847)     (81,590)     (167,353)     175,355
                            -----------  -----------   -----------  -----------

Comprehensive income        $   618,346  $   684,495   $ 1,440,511  $ 1,347,588
                            ===========  ===========   ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND SEPTEMBER 30, 1998

Total assets were $299.9 million at March 31, 1999 compared to $281.5 million at September 30, 1998. Total earning assets increased by $18.6 million to $286.9 million at March 31, 1999 from $268.3 million at September 30, 1998.

Interest-bearing deposits in financial institutions were $18.5 million at March 31, 1999 compared to $11.8 million at September 30, 1998. These funds are primarily used to support the liquidity management activities and daily operations of the Bank. Since September 30, 1998, the Bank has implemented various investment strategies to increase its regulatory liquidity levels. The Bank has securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $44.8 million at March 31, 1999 compared to $27.0 million at September 30, 1998. Consequently, loans held for sale declined to $22.3 million at March 31, 1999 from $38.4 million at September 30, 1998. The Bank continued to experience favorable consumer and commercial loan demand as loans held for investment increased to $197.0 million at March 31, 1999 from $186.6 million at September 30, 1998. To support the risk associated with these types of loans, the Bank had reserves for potential loan losses of $3.3 million at March 31, 1999 and $3.4 million at September 30, 1998, or 1.5% of loans outstanding at the end of each period. Earning assets amounted to 95.7% of total assets at March 31, 1999, compared to 95.3% at September 30, 1998.

Total interest-bearing liabilities increased to $238.3 million at March 31, 1999 from $216.6 million at September 30, 1998. Total deposits increased by $18.8 million, or 9.2%, to $223.4 million at March 31, 1999 from $204.6 million at September 30, 1998. Borrowings increased to $14.9 million at March 31, 1999 from $11.9 million, supporting the growth in earning assets and banking operations during the period.

Stockholders' equity was $52.9 million at March 31, 1999, compared to $56.7 million at September 30, 1998. See "Consolidated Statements of Stockholders' Equity". At March 31, 1999, the Company's equity to assets ratio was 17.6% compared to 20.1% at September 30, 1998. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $42.9 million at March 31, 1999, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the six months ended March 31, 1999, the Company purchased 300,139 shares of it's common stock through open market and private purchases, totaling approximately $5.6 million, pursuant to stock repurchase plans adopted by the board of directors. These shares are being held as treasury stock, at cost. At March 31, 1999, treasury shares were 518,341 totaling $10.5 million, compared to 218,202 shares totaling $4.9 million at September 30, 1998.

On March 18, 1999 the board of directors of the Company declared a quarterly cash dividend of $0.07 per share, payable April 22, 1999 to stockholders of record of April 2, 1999. This dividend payment is the Company's eighth consecutive quarterly cash dividend and represents a payout ratio of 31.8% of the consolidated earnings for the three months ended March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL. Net income for the three and six months ended March 31, 1999 was $800,000 and $1.6 million, compared to $766,000 and $1.5 million for the three and six months ended March 31, 1998. Earnings per share for the three and six months ended March 31, 1999 were $0.22 and $0.44 per share, respectively, compared to $0.20 and $0.39 per share for the three and six months ended March 31, 1998 (adjusted for an August 19, 1998 three-for-two stock split).

INTEREST INCOME. Interest income increased to $5.6 million and $11.3 million for the three and six months ended March 31, 1999, from $5.3 million and $10.6 million for the three and six months ended March 31, 1998. This increase is primarily attributable to the growth of interest-earning assets. Average interest-earning assets were $281.2 million and $277.5 million, respectively for the three and six months ended March 31, 1999, compared to $246.8 million and $243.3 million for the three and six months ended March 31, 1998. The yield on average interest-earning assets was 8.0% and 8.2% for the three and six months ended March 31, 1999, compared to 8.6% and 8.7% for the three and six months ended March 31, 1998.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $2.5 million and $4.9 million for the three and six months ended March 31, 1999, from $2.3 million and $4.5 million for the three and six months ended March 31, 1998. Average interest-bearing liabilities increased to $231.0 million and $225.6 million for the three and six months ended March 31, 1999, from $194.9 million and $191.7 million for the three and six months ended March 31, 1998. The effective cost of average interest-bearing liabilities decreased to 4.2% and 4.3%, respectively, for the three and six months ended March 31, 1998 from 4.6% and 4.7% for the three and six months ended March 31, 1998. The Bank has increased its checking account base by 24.3%, to $51.6 million at March 31, 1998 from $41.5 million at March 31, 1998, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.2 million and $6.4 million for the three and six months ended March 31, 1999, from $3.1 million and $6.1 million for the three and six months ended March 31, 1998. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) 3.8%, respectively, for both the three and six months ended March 31, 1999, compared to 4.0%, respectively, for both the three and six months ended March 31, 1998. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.5% and 4.6%, respectively, for the three and six months ended March 31, 1999, compared to 5.0%, respectively, for both the three and six months ended March 31, 1998.

PROVISION FOR LOAN LOSSES. During the three months ended March 31, 1999 and 1998, the Bank recorded no provisions for loan losses. During the six months ended March 31, 1999 and 1998, the Bank recorded provisions for loan losses of $50,000 and $100,000, respectively. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb potential losses on loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The $3.3 million allowance for loan losses maintained at March 31, 1999 represents 1.5% of total loans outstanding at the end of the period. The Bank believes the current level of its allowance for loan losses is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income increased to $736,000 and $1.5 million for the three and six months ended March 31, 1999, from $732,000 and $1.3 million for the three and six months ended March 31, 1998. Noninterest income consisting of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income, has grown proportionately with the growth in eaning assets and deposits from period to period.

NONINTEREST EXPENSE. Noninterest expenses were $2.6 million and $5.1 million for the three and six months ended March 31, 1999, compared to $2.6 million and $4.9 million for the three and six months ended March 31, 1998. The largest single component of these expenses, compensation and fringe benefits, was $1.7 million and $3.5 million for the three and six months ended March 31, 1999, compared to $1.9 million and $3.6 million for the three and six months ended March 31, 1998. During the three and six months ended March 31, 1999, the Bank recorded $336,000 and $671,000 of benefits expense under a deferred stock awards Management Recognition Plan, compared to $673,000 and $1.2 million for the three and six months ended March 31, 1998. During the three and six months ended March 31, 1999, the Bank recorded $189,000 and $478,000 in benefits expense for the Employee Stock Ownership Plan, compared to $198,000 and $407,000 for the three and six months ended March 31, 1998. Other noninterest expenses including premises and equipment, advertising, and office supplies has also grown proportionately with the growth in earning assets and deposits from period to period. On March 29, 1999, the Company completed the reincorporation of its state of incorporation from Delaware to Virginia and is expected to reduce its annual franchise tax expense by approximately $40,000 per year in the future.

INCOME TAXES. Income tax expense was $561,000 and $1.2 million for the three and six months ended March 31, 1999, compared to $476,000 and $949,000 for the three and six months ended March 31, 1998. The changes in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 1999, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 1999, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $94.3 million, or 31.4% of total assets, compared to $86.9 million at September 30, 1998, or 30.9% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 1999 and September 30, 1998.

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

IMPACT OF RECENT ACCOUNTING STANDARDS

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective with the fiscal quarter beginning July 1, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS 133 is not expected to have a material impact on the Company's financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998. SFAS 134 amends existing classification and accounting treatment of mortgage-backed securities retained after mortgage loans held for sale are securitized for entities engaged in mortgage banking activities. These securities were previously classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale. This statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 is not expected to have a material impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

Much information has been published about the global computer crash that may occur in the year 2000 ("Y2K"). Many computer programs that can only read two digits of the year entered are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Bank, most other financial institutions and many other companies. In compliance with regulatory guidelines, the Bank has formed a Y2K committee to evaluate the effects the century date change may have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan, contingency plan and cash contingency plan have been developed to insure that problems and disruptions related to Y2K are minimized.

All of the material data processing functions of the Bank that could be impacted by Y2K are provided by a national third party service bureau, Bisys, Inc. Bisys has dedicated significant resources in assuring its systems are Y2K compliant and developing a comprehensive testing and verification program. The remediated version of the Bisys client test facility has undergone extensive beta testing and is providing the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces. On the Bisys host system, we have successfully completed testing the century date rollover from December 31, 1999 to January 3, 2000 for all applications. All Bank user departments have successfully completed the first phase of an extensive Y2K testing program and are currently involved in the second phase of testing to assure validation of the century date changes. Additional testing is also taking place with all other external mission critical information systems and relationships with which the Bank exchanges data or information. The Bank believes this readiness will increase the likelihood of uninterrupted operations as a result of Y2K.

In addressing Y2K, the Bank has used its current internal staff with limited reliance on outside resources. Bisys has provided remediated software at no expense to the Bank and no major system is expected to be replaced in the near future. The Bank plans to increase its customer awareness efforts, implement its cash contingency plan and continue the second phase of testing its hardware, software and related interfaces. As a result, estimated Y2K expenses of $50,000 and $70,000 were accrued during the three and six months ended March 31, 1999, respectively. The Bank believes the cost of addressing the Y2K issue going forward will have no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

PART II. OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on February 18, 1999, the following matters were submitted to a vote of stockholders with the following results:

     A.   The election of directors:

          Name                               For               Withheld
          ----                               ---               --------
          Charles E. Parker, Jr.          3,572,057             37,555
          Marshall T. Singleton           3,599,288             10,324

     B. Plan of Reorganization to change state of incorporation from Delaware to Virginia:

          For              Against           Abstain         Non-Voting
          ---              -------           -------         ----------
          2,831,351        39,055            28,041          711,165

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K

               A Form 8-K was filed on February 5, 1999 under Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% (196,928 shares) of its issued and outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWSOUTH BANCORP, INC.

Date: May 10, 1999                      /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: May 10, 1999                      /s/ Kristie W. Hawkins
                                        --------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)