Form 10-Q
period 1999-06-30
NEWSOUTH BANCORP INC
filed 1999-07-27
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number:  0-22219

                             NEWSOUTH BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                             56-1999749
-------------------------------                               ----------------
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

     Number of shares of common stock outstanding as of July 25, 1999: 3,720,501

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 1999 (unaudited) and September 30, 1998                     1

          Consolidated Statements of Operations for the Three
          and Nine Months Ended June 30, 1999 and 1998 (unaudited)             2

          Consolidated Statements of Stockholders' Equity for
          the Nine Months Ended June 30, 1999 (unaudited)                      3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 1999 and 1998 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   JUNE 30        SEPTEMBER 30
                                                                     1999             1998
                                                                -------------     -------------
Assets                                                           (UNAUDITED)
Cash and due from banks                                         $   4,639,576     $   5,243,853
Interest-bearing deposits in financial institutions                 4,340,562        11,767,988
Investment securities - available for sale                          3,039,157         3,107,545
Mortgage-backed securities - available for sale                    53,085,336        27,016,679
Loans receivable, net:
  Held for sale                                                    16,225,604        38,406,628
  Held for investment                                             200,197,817       186,592,403
Premises and equipment, net                                         3,617,005         3,558,836
Deferred income taxes                                               1,366,021           569,604
Real estate owned                                                     594,748           411,938
Federal Home Loan Bank of Atlanta stock, at cost                    1,460,200         1,363,800
Accrued interest receivable                                         2,033,057         1,935,490
Prepaid expenses and other assets                                   1,746,885         1,504,689
                                                                -------------     -------------

          Total assets                                          $ 292,345,968     $ 281,479,453
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $  52,763,027     $  42,873,230
  Savings                                                           7,014,390         6,397,856
  Large denomination certificates of deposit                       28,600,341        25,587,798
  Other time                                                      130,199,736       129,776,201
                                                                -------------     -------------
          Total deposits                                          218,577,494       204,635,085
Borrowed money                                                     15,321,296        11,932,919
Accrued interest payable                                              150,679            62,707
Advance payments by borrowers for property taxes and
  insurance                                                           229,387           451,860
Other liabilities                                                   7,379,597         7,682,912
                                                                -------------     -------------
          Total liabilities                                       241,658,453       224,765,483

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                            43,640            43,640
  Additional paid in capital                                       43,892,448        43,801,987
  Retained earnings, substantially restricted                      23,726,118        22,091,243
  Treasury stock at cost, 643,543 and 218,202 shares              (12,715,376)       (4,895,754)
  Unearned ESOP shares, 263,105 and 268,709                        (2,631,058)       (2,687,093)
  Deferred stock awards                                            (1,119,130)       (2,126,299)
  Accumulated other comprehensive income, net                        (509,127)          486,246
                                                                -------------     -------------
           Total stockholders' equity                              50,687,515        56,713,970
                                                                -------------     -------------


           Total liabilities and stockholders' equity           $ 292,345,968     $ 281,479,453
                                                                =============     =============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   JUNE 30                                JUNE 30
                                                        -----------------------------          -----------------------------
                                                            1999              1998                 1999              1998
                                                        -----------------------------          -----------------------------
Interest income:
  Interest and fees on loans                            $ 4,966,334       $ 4,868,752          $14,459,317       $13,783,889
  Interest and dividends on investments and deposits        969,045           733,786            2,752,242         2,388,412
                                                        -----------       -----------          -----------       -----------
           Total interest income                          5,935,379         5,602,538           17,211,559        16,172,301
                                                        -----------       -----------          -----------       -----------
Interest expense:
  Interest on deposits                                    2,316,870         2,337,281            6,883,531         6,735,842
  Interest on borrowings                                    182,916            19,714              485,565            87,312
                                                        -----------       -----------          -----------       -----------
           Total interest expense                         2,499,786         2,356,995            7,369,096         6,823,154
                                                        -----------       -----------          -----------       -----------
Net interest income before provision for possible
  loan losses                                             3,435,593         3,245,543            9,842,463         9,349,147
Provision for  possible loan losses                               0           110,000               50,000           210,000
                                                        -----------       -----------          -----------       -----------
           Net  interest income                           3,435,593         3,135,543            9,792,463         9,139,147
                                                        -----------       -----------          -----------       -----------
Other income:
  Loan fees and service charges                             314,786           267,537              929,721           720,871
  Loan servicing fees                                       168,841           154,721              546,812           485,912
  Gain on sale of real estate, net                            2,772            -2,972               41,420            29,090
  Gain on sale of mortgage loans and mortgage-
      backed securities                                     120,718           207,300              533,182           610,044
  Other  income                                              77,928            51,782              179,580           153,170
                                                        -----------       -----------          -----------       -----------
           Total other income                               685,045           678,368            2,230,715         1,999,087
                                                        -----------       -----------          -----------       -----------
General and administrative expenses:
  Compensation and fringe benefits                        1,698,507         1,822,310            5,186,793         5,462,103
  Federal insurance premiums                                 30,734            28,605               90,981            82,885
  Premises and equipment                                    121,156            84,477              349,484           248,391
  Advertising                                                27,642            35,365              103,855            95,565
  Payroll and other taxes                                   157,330           135,536              419,877           320,384
  Other                                                     539,138           457,503            1,559,166         1,220,389
                                                        -----------       -----------          -----------       -----------
           Total general and administrative expenses      2,574,507         2,563,796            7,710,156         7,429,717
                                                        -----------       -----------          -----------       -----------

Income before income taxes                                1,546,131         1,250,115            4,313,022         3,708,517

Income taxes                                                761,618           467,000            1,920,645         1,402,500
                                                        -----------       -----------          -----------       -----------

NET INCOME                                              $   784,513       $   783,115          $ 2,392,377       $ 2,306,017
                                                        -----------       -----------          -----------       -----------

Basic earnings per share                                $      0.23       $      0.20(1)       $      0.67       $      0.59(1)
                                                        -----------       -----------          -----------       -----------

Diluted earnings per share                              $      0.23       $      0.20(1)       $      0.67       $      0.59(1)
                                                        -----------       -----------          -----------       -----------

Dividends per share                                     $      0.07       $     0.067(1)       $      0.21       $      0.20(1)
                                                        -----------       -----------          -----------       -----------

Average number of common shares outstanding               3,439,285(2)      3,912,119(1)(2)      3,595,206(2)      3,894,464(1)(2)

(1)  Adjusted for three-for-two stock split of August 19, 1998.
(2) Excludes ESOP and MRP benefit plan shares not committed to be released or vested, and treasury stock.

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 1999
(UNAUDITED)

                                                                                                         Accumulated
                                                      Retained                                              Other
                                       Additional     Earnings                   Unearned     Deferred  Comprehensive
                              Common    Paid-in    Substantially   Treasury        ESOP        Stock       Income,
                              Stock     Capital      Restricted      Stock        Shares       Awards        Net        Total
                             -------  -----------  ------------  ------------  -----------  -----------  ----------  -----------
Balance September 30, 1998   $43,640  $43,801,987  $ 22,091,243  $ (4,895,754) $(2,687,093) $(2,126,299) $  486,246  $56,713,970

Net income                                            2,392,377                                                        2,392,377

Change in unrealized gains
  on securities available-
  for-sale, net of taxes                                                                                   (995,373)    (995,373)

MRP amortization                                                                              1,007,169                1,007,169

Acquisition of treasury shares                                     (7,819,622)                                        (7,819,622)

Dividends ($.21 per share)                             (757,502)                                                        (757,502)

Release of ESOP shares                     90,461                                   56,035                               146,496
                             -------  -----------  ------------  ------------  -----------  -----------  ----------  -----------

Balance June 30, 1999        $43,640  $43,892,448  $ 23,726,118  $(12,715,376) $(2,631,058) $(1,119,130) $(509,127)  $50,687,515
                             -------  -----------  ------------  ------------  -----------  -----------  ----------  -----------

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Nine Months Ended
                                                                                          June 30
                                                                               -----------------------------
                                                                                   1999             1998
                                                                               -----------------------------
Operating activities:
     Net Income                                                                $  2,392,377     $  2,306,017
     Adjustments to reconcile net income to net cash used
        in operating activities:
            Provision for loan losses                                                50,000          210,000
            Depreciation                                                            212,617          116,099
            ESOP compensation                                                       146,496          626,047
            MRP compensation                                                      1,007,169        1,343,346
            Accretion of discounts on securities                                        279              279
            Gain on disposal of real estate acquired in settlement of loans         (41,420)         (29,090)
            Gain on sale of loans and mortgage-backed securities                   (533,182)        (610,044)
            Originations of loans held for sale, net                            (54,221,698)     (50,747,939)
            Proceeds from sale of loans held for sale                            36,671,185       25,701,112
            Other operating activities                                             (908,058)      (1,340,591)
                                                                               ------------     ------------
               Net cash used in operating activities                            (15,224,235)     (22,424,764)
Investing activities:
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                            12,604,820       14,734,602
     Loan originations, net of principal repayments of loans
        held for investment                                                     (14,422,131)     (12,277,376)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                 625,327          361,838
     Purchases FHLB Stock                                                           (96,400)         (76,300)
     Purchases of premises and equipment                                           (272,746)         (79,950)
                                                                               ------------     ------------
               Net cash provided (used) in investing activities                  (1,561,130)       2,662,814
Financing activities:
     Net increase in deposit accounts                                            13,942,409       23,953,105
     Proceeds from FHLB borrowings                                               61,000,000       13,500,000
     Repayments of FHLB borrowings                                              (56,500,000)     (19,500,000)
     Acquisition of MRP shares                                                            0       (1,224,768)
     Treasury stock purchased                                                    (7,819,622)      (1,072,194)
     Cash dividends paid                                                           (757,502)        (783,451)
     Net change in repurchase agreements                                         (1,111,623)         627,552
                                                                               ------------     ------------
               Net cash provided by financing activities                          8,753,662       15,500,244
                                                                               ------------     ------------

Increase (decrease) in cash and cash equivalents                                 (8,031,703)      (4,261,706)

Cash and cash equivalents, beginning of period                                   17,011,841       15,772,251
                                                                               ------------     ------------

Cash and cash equivalents, end of period                                       $  8,980,138     $ 11,510,545
                                                                               ============     ============
Supplemental disclosures:
     Real estate acquired in settlement of loans                               $    766,717     $    323,973
     Exchange of loans for mortgage-backed securities                          $ 40,125,838     $ 17,958,559

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

NewSouth Bancorp, Inc. (the"Company") was formed for the purpose of issuing common stock and owning 100% of the stock of NewSouth Bank (the "Bank") and operating through the Bank, a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina.

The common stock of the Company is traded on the Nasdaq Amex System under the symbol "NSBC".

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

NOTE 3.  EARNINGS PER SHARE

The Company's earnings per share for the three and nine month periods ended June 30, 1999 is based on weighted average shares of 3,439,285 and 3,595,206, respectively, of common stock outstanding, excluding ESOP and deferred stock award plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options and deferred stock awards plan shares were not included in the diluted earnings per share calculation for the three and nine month periods ended June 30, 1999, as their effect would have been anti-dilutive.

NOTE 4.  DIVIDENDS DECLARED

On June 17, 1999, the Board of Directors declared a cash dividend of $0.07 per share payable July 22, 1999 to stockholders of record as of July 2, 1999. This dividend payment represents a payout ratio of 30.4% of the consolidated earnings for the quarter ended June 30, 1999, and is the Company's ninth consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and nine month periods ended June 30, 1999 and 1998 is as follows:

                                    Three Months Ended              Nine Months Ended
                                         June 30,                        June 30,
                                   1999            1998            1999            1998
                               -----------     -----------     -----------     -----------
Net income                     $   784,513     $   783,115     $ 3,362,377     $ 2,306,017
                               -----------     -----------     -----------     -----------
Reclassification of gains
  recognized in net income,
  net of income taxes             (120,718)       (181,577)       (138,881)       (272,724)

Gains unrealized, net of
  income taxes                    (707,302)         67,350        (856,492)        333,852
                               -----------     -----------     -----------     -----------

Other comprehensive income        (828,020)       (114,227)       (995,373)         61,128
                               -----------     -----------     -----------     -----------

Comprehensive income           $   (43,507)    $   668,888     $ 2,367,004     $ 2,367,145
                               ===========     ===========     ===========     ===========

NOTE 6.  FORWARD LOOKING STATEMENTS.

This Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank, a commercial banking business. Therefore, this discussion focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER 30, 1998

Total assets were $292.3 million at June 30, 1999 compared to $281.5 million at September 30, 1998. Total earning assets increased by $10.1 million to $278.4 million at June 30, 1999 from $268.3 million at September 30, 1998.

Interest-bearing deposits in financial institutions were $4.3 million at June 30, 1999 compared to $11.8 million at September 30, 1998. These funds are primarily used to support the Bank's daily liquidity management activities and operations. Since September 30, 1998, the Bank has implemented various investment strategies to increase its regulatory liquidity levels. The Bank has securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $53.1 million at June 30, 1999 compared to $27.0 million at September 30, 1998. Consequently, loans held for sale have declined to $16.2 million at June 30, 1999 from $38.4 million at September 30, 1998. The Bank continues to experience favorable retail consumer and commercial loan demand as loans held for investment increased to $200.2 million at June 30, 1999 from $186.6 million at September 30, 1998. To support the risk associated with these types of loans, the Bank had reserves for potential loan losses of $3.3 million at June 30, 1999 and $3.4 million at September 30, 1998, or 1.5% of loans outstanding at the end of each period. Earning assets amounted to 95.2% of total assets at June 30, 1999, compared to 95.3% at September 30, 1998.

Total interest-bearing liabilities increased to $233.9 million at June 30, 1999 from $216.6 million at September 30, 1998. Total deposits increased by $14.0 million, to $218.6 million at June 30, 1999 from $204.6 million at September 30, 1998. Borrowings increased to $15.3 million at June 30, 1999 from $11.9 million, supporting the growth in earning assets and banking operations during the period.

Stockholders' equity was $50.7 million at June 30, 1999, compared to $56.7 million at September 30, 1998. See "Consolidated Statements of Stockholders' Equity". At June 30, 1999, the Company's equity to assets ratio was 17.3% compared to 20.1% at September 30, 1998. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $42.5 million at June 30, 1999, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the nine months ended June 30, 1999, the Company purchased 425,341 shares of its common stock through open market and private purchases, totaling approximately $7.8 million, pursuant to stock repurchase plans adopted by the board of directors. These shares are being held as treasury stock, at cost. At June 30, 1999, treasury shares were 643,543 totaling $12.7 million, compared to 218,202 shares totaling $4.9 million at September 30, 1998.

On June 17, 1999 the board of directors of the Company declared a quarterly cash dividend of $0.07 per share, payable July 22, 1999 to stockholders of record of July 2, 1999. This dividend payment is the Company's ninth consecutive quarterly cash dividend and represents a payout ratio of 30.4% of the consolidated earnings for the three months ended June 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. Net income for the three and nine months ended June 30, 1999 was $785,000 and $2.4 million, compared to $783,000 and $2.3 million for the three and nine months ended June 30, 1998. Earnings per share for the three and nine months ended June 30, 1999 were $0.23 and $0.67 per share, compared to $0.20 and $0.59 per share for the three and nine months ended June 30, 1998 (adjusted for an August 19, 1998 three-for-two stock split).

INTEREST INCOME. Interest income increased to $5.9 million and $17.2 million for the three and nine months ended June 30, 1999, from $5.6 million and $16.2 million for the three and nine months ended June 30, 1998. This increase is primarily attributable to the growth of interest-earning assets. Average interest-earning assets were $283.2 million and $278.8 million, for the three and nine months ended June 30, 1999, compared to $255.0 million and $246.8 million for the three and nine months ended June 30, 1998. The yield on average interest-earning assets was 8.4% and 8.2% for the three and nine months ended
June 30, 1999, compared to 8.8% and 8.7% for the three and nine months ended June 30, 1998.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $2.5 million and $7.4 million for the three and nine months ended June 30, 1999, from $2.4 million and $6.8 million for the three and nine months ended June 30, 1998. Average interest-bearing liabilities increased to $235.8 million and $228.4 million for the three and nine months ended June 30, 1999, from $202.9 million and $195.0 million for the three and nine months ended June 30, 1998. The effective cost of average interest-bearing liabilities decreased to 4.2% and 4.3% for the three and nine months ended June 30, 1999 from 4.6% and 4.7% for the three and nine months ended June 30, 1998. The Bank has increased its checking account base by 20.3%, to $52.8 million at June 30, 1999 from $43.9 million at June 30, 1998, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.4 million and $9.8 million for the three and nine months ended June 30, 1999, from $3.2 million and $9.3 million for the three and nine months ended June 30, 1998. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 4.2% and 3.9%for the three and nine months ended June 30, 1999, compared to 4.2% and 4.0% for the three and nine months ended June 30, 1998. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.9% and 4.7% for the three and nine months ended June 30, 1999, compared to 5.1% for both the three and nine months ended June 30, 1998.

PROVISION FOR LOAN LOSSES. The Bank recorded no provisions for loan losses during the three months ended June 30, 1999, compared to $110,000 during the three months ended June 30, 1998. During the nine months ended June 30, 1999 and 1998, the Bank recorded provisions for loan losses of $50,000 and $210,000, respectively. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb potential losses on loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The $3.3 million allowance for loan losses maintained at June 30, 1999 represents 1.5% of total loans outstanding at the end of the period. The Bank believes the current level of its allowance for loan losses is adequate to provide for possible future losses, although there are no assurances that possible future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $685,000 and $2.2 million for the three and nine months ended June 30, 1999, compared to $678,000 and $2.0 million for the three and nine months ended June 30, 1998. Noninterest income consisting of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income, continues to increase from period to period along with the growth in earning assets and deposits.

NONINTEREST EXPENSE. Noninterest expenses were $2.6 million and $7.7 million for the three and nine months ended June 30, 1999, compared to $2.6 million and $7.4 million for the three and nine months ended June 30, 1998. The largest single component of these expenses, compensation and fringe benefits, was $1.7 million and $5.2 million for the three and nine months ended June 30, 1999, compared to $1.8 million and $5.5 million for the three and nine months ended June 30, 1998. During the three and nine months ended June 30, 1999, the Bank recorded $336,000 and $1.0 million of benefits expense under a deferred stock awards Management Recognition Plan, compared to $411,000 and $1.6 million for the three and nine months ended June 30, 1998. During the three and nine months ended June 30, 1999, the Bank recorded $189,000 and $667,000 in benefits expense for the Employee Stock Ownership Plan, compared to $219,000 and $626,000 for the three and nine months ended June 30, 1998. Other noninterest expenses including premises and equipment, advertising, and office supplies has also grown proportionately with the growth in earning assets and deposits from period to period. On March 29, 1999, the Company completed the reincorporation of its state of incorporation from Delaware to Virginia and is expected to reduce its annual franchise tax expense by approximately $40,000 per year in the future.

INCOME TAXES. Income tax expense was $762,000 and $1.9 million for the three and nine months ended June 30, 1999, compared to $467,000 and $1.4 million for the three and nine months ended June 30, 1998. The changes in the amounts of income tax provisions reflects the changes in pretax income, the application of permanent and temporary differences, and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 1999, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 1999, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $82.8 million, or 28.3% of total assets, compared to $86.9 million at September 30, 1998, or 30.9% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 1999 and September 30, 1998.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have greater impact on the Company's performance than do the effects of general levels of inflation. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

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

YEAR 2000 COMPLIANCE

A lot of attention has been given to the global computer problems that may occur in the year 2000 ("Y2K"). Many computer programs that can only read two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or may be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Bank, most other financial institutions and many other companies. In compliance with regulatory guidelines, the Bank has formed a Y2K committee to evaluate the effects the century date change may have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan, business resumption contingency plan and cash contingency plan have been developed to insure that problems and disruptions related to Y2K are minimized.

All material data processing functions of the Bank that could be impacted by Y2K are provided by a national third party service bureau, Bisys, Inc. Bisys has dedicated significant resources in assuring its systems are Y2K compliant and developing a comprehensive testing and verification program. The remediated version of the Bisys client test facility has undergone extensive beta testing and has provided the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces. On the Bisys host system, we have successfully completed testing the century date rollover from December 31, 1999 to January 3, 2000 for all applications. All Bank user departments have successfully completed testing their system applications and testing the business resumption contingency plan, assuring validation of the century date changes and system readiness. Additional testing is also taking place with all other external mission critical information systems and relationships with which the Bank exchanges data or information. Prior to year end, the Bank will continue to refine and monitor its Y2K preparedness to insure it is ready for this unprecedented event.

In addressing Y2K, the Bank has used its current internal staff with limited reliance on outside resources. Bisys has provided remediated host system software to the Bank and no major system is expected to be replaced in the near future. The Bank plans to increase its customer awareness efforts, implement its cash contingency plan and continue testing its hardware, software and related interfaces. As a result, estimated Y2K expenses of $70,000 were accrued during the nine months ended June 30, 1999. The Bank believes the cost of addressing the Y2K issue going forward will have no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

PART II.  OTHER INFORMATION

ITEM I.   LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

ITEM 2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K:

               1.  A Form  8-K  was  filed  on  April  5,  1999  under  Item  2:
               Acquisition or Disposition of Assets, reporting the Company had completed its reincorporation from the state of Delaware to the state of Virginia.

               2. A Form 8-K was filed on May 4, 1999 under Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% (187,081 shares) of its issued and outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEWSOUTH BANCORP, INC.

Date:       July 27, 1999                  /s/ William L. Wall
                                           -------------------------
                                           William L. Wall
                                           Executive Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:       July 27, 1999                  /s/ Kristie W. Hawkins
                                           --------------------------
                                           Kristie W. Hawkins
                                           Controller
                                           Treasurer
                                           (Principal Accounting Officer)