Form 10-K405
period 1999-09-30
NEWSOUTH BANCORP INC
filed 1999-12-27
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
                                       OR

  [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                           Commission File No. 0-22219

                             NEWSOUTH BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Virginia                                             56-1999749
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

1311 Carolina Avenue, Washington, North Carolina                  27889-2047
------------------------------------------------             -------------------
   (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (252) 946-4178

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 14, 1999, the aggregate market value of the 2,651,941 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $48.4 million based on the closing sale price of $18.25 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 14, 1999: 3,509,228.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999. (Parts II and IV)

2.   Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.  (Part
     III)

                                     PART I

ITEM 1. BUSINESS
----------------

General

     NewSouth Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for NewSouth Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and investing the portion of the net Stock Conversion proceeds retained by it.

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

RECENT REGULATORY AND LEGISLATIVE CHANGES

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and could have far-reaching effects on the financial services industry and the Company's and the Bank's operations. For additional information on the provisions of this legislation, see "Depository Institution Regulation -- Recently Enacted Legislation."

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Lenoir, Nash, Pasquotank and Pitt Counties in North Carolina, which are the counties in which the Bank's offices are located. As of September 30, 1999, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $229.0 million at September 30, 1999, representing 78.3% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At September 30, 1999, $62.4 million, or 27.2% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's construction loans totaled $25.8 million, or 11.3% of the Company's gross loan portfolio, at September 30, 1999. The Company also originates a significant amount of commercial real estate loans. At September 30, 1999, commercial real estate loans amounted to $68.4 million, or 29.9% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At September 30, 1999, commercial business loans totaled $21.1 million, or 9.2% of the Company's gross loan portfolio, and consumer loans totaled $50.8 million, or 22.2% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential and commercial real estate loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At September 30, 1999, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                            At September 30,
                                      --------------------------------------------------------------------------------------------
                                            1999               1998               1997               1996               1995
                                      ----------------   ----------------   ----------------   ----------------   ----------------
                                       Amount      %      Amount      %      Amount      %      Amount      %      Amount      %
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                                         (Dollars in thousands)
Residential mortgage loans:
  Single-family residential ........  $ 62,422    27.2%  $ 91,546    37.8%  $ 67,959    31.7%  $ 58,576    33.7%  $ 67,736    43.0%
  Multi-family residential .........       379      .2        848      .4        946      .4        998      .6      2,315     1.5
  Construction .....................    25,809    11.3     27,817    11.5     33,249    15.5     35,240    20.3     32,062    20.4
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total residential mortgage loans    88,610    38.7    120,211    49.7    102,154    47.6     94,814    54.6    102,113    64.9
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Commercial loans:
  Commercial real estate ...........    68,403    29.9     51,480    21.3     45,990    21.4     31,168    17.9     21,890    13.9
  Commercial business ..............    21,106     9.2     21,823     9.0     16,449     7.7     10,328     6.0      3,698     2.4
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total commercial loans .........    89,509    39.1     73,303    30.3     62,439    29.1     41,496    23.9     25,588    16.3
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Consumer loans:
  Automobile .......................     4,291     1.9      4,575     1.9      4,611     2.2      4,185     2.4      2,532     1.6
  Savings account loans ............       620      .3        470      .2        617      .3        549      .3        661      .4
  Home equity loans ................    23,795    10.4     22,898     9.5     21,665    10.1     17,949    10.3     15,514     9.9
  Other ............................    22,141     9.6     20,443     8.4     22,996    10.7     14,740     8.5     10,977     6.9
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total consumer loans ...........    50,847    22.2     48,386    20.0     49,889    23.3     37,423    21.5     29,684    18.8
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total ........................   228,966  100.00%   241,900  100.00%   214,482  100.00%   173,733  100.00%   157,385  100.00%
                                      --------  ======   --------  ======   --------  ======   --------  ======   --------  ======
Less:
  Loans in process .................    13,102             12,930             12,717             15,245             10,626
  Deferred fees and discounts ......       513                606                731                456                341
  Allowance for loan losses ........     3,297              3,365              3,249              2,351              1,877
                                      --------           --------           --------           --------           --------
    Total ..........................  $212,054           $224,999           $197,785           $155,681           $144,541
                                      ========           ========           ========           ========           ========

     Loan Maturities. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                                              Due After             Due After
                                                              1 Through             5 or More
                                      Due One Year          5 Years After          Years After
                                        or Less          September 30, 1999    September 30, 1999      Total
                                   ------------------    ------------------    ------------------     --------
                                     (In thousands)

Real estate loans...................   $   66,610            $   67,801            $   41,483       $  175,894
Commercial..........................       17,369                10,613                   816           28,798
Other...............................        5,445                 5,241                   486           11,172
                                       ----------            ----------            ----------       ----------
     Total..........................   $   89,424            $   83,655            $   42,785       $  215,864
                                       ==========            ==========            ==========       ==========

     The following table sets forth at September 30, 1999 the dollar amount of all loans due one year or more after September 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                           Predetermined          Floating or
                                                Rate           Adjustable Rates
                                           -------------       ----------------
                                                     (In thousands)

     Real estate loans..................    $    79,731           $    29,553
     Commercial.........................          8,889                 2,540
     Other..............................          5,521                   206
                                            -----------           -----------
         Total..........................    $    94,141           $    32,299
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

     Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the state of North Carolina and the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended September 30, 1999, 1998 and 1997, these transactions totaled $86.1 million, $54.1 million and $31.7 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

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

     If the amount of a residential loan originated or refinanced exceeds 80% of the lessor of the appraised value or contract price, the Bank's policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 85%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 80%.

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See A -- Depository Institution Regulation -- Limits on Loans to One Borrower. Under these limits, the Banks loans-to-one-borrower were limited to $4.1 million at September 30, 1999. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1999, single-family, residential mortgage loans, excluding home improvement loans, totaled $62.4 million, or 27.2% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 1999, $27.5 million, or 12.0%, of the Company's gross loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 1999, $34.9 million, or 15.2%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At September 30, 1999, $25.8 million, or 11.3%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders. Builder relationships are analyzed and underwritten annually by the Banks credit administration department.

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2.0 million. At September 30, 1999, multi-family residential and commercial real estate loans totaled $379,000 and $68.4 million, respectively, which amounted to .2% and 29.9%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for 15 year terms with interest rates that adjust every one, three or five years based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans or, for longer term loans, or the Treasury Rate plus a negotiated margin of between 3% and 4.5%, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

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

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles and to support trading assets. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At September 30, 1999, commercial business loans totaled $21.1 million, or 9.2% of the Company's gross loan portfolio.

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

     The Bank's commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed at that time to see if extension is warranted. The Bank also offers standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At September 30, 1999, consumer loans totaled $50.8 million, or 22.2% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 90% of the depositor's account balance. The interest rate is normally 3% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1999, loans on certificates of deposit totaled $620,000, or .3% of the Company's total loan portfolio.

     At September 30, 1999, the Company had approximately $23.8 million in home equity line of credit loans, representing approximately 10.4% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 11.5% to 17.5%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At September 30, 1999, the Company had a commitment to fund an aggregate of $5.3 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $955,000 of credit card loans outstanding, representing .4% of its gross loan portfolio. The Company intends to continue and expand credit card lending, but estimates that at current levels of credit card loans, it makes little or no monthly profit net of service expenses and write-offs.

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

     Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Financial Statements included in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report").

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 5 of Notes to Financial Statements in the Annual Report.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                      At September 30,
                                                 ------------------------------------------------------
                                                   1999         1998        1997       1996       1995
                                                 -------      -------     -------    -------    -------
                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family............................    $   486      $   323     $   298    $   376    $   413
    Construction.............................         --          406         916        647        248
  Commercial real estate.....................         --           --          16         --         --
  Commercial business........................         48           25          14          8         --
  Consumer...................................         33           48          18          3         20
                                                 -------      -------     -------    -------    -------

    Total nonperforming loans................    $   567      $   802     $ 1,262    $ 1,034    $   681
                                                 =======      =======     =======    =======    =======

Percentage of total loans, net...............        .27%        .36%         .64%       .66%       .47%
                                                 =======      ======      =======    =======    =======

Real estate owned............................    $   591      $   412     $   358    $   179    $    69
                                                 =======      =======     =======    =======    =======

     During the year ended September 30, 1999, additional gross interest income of approximately $9,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $8,000.

     At September 30, 1999, the Bank had no loans not classified as non-accrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At September 30, 1999, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers financial data and borrowers operating factors such as cash flows, operating income or loss, and various other matters.

     At September 30, 1999, the Company had $567,000 of nonaccrual loans, which consisted of five single-family residential real estate loans totaling $486,000, two commercial business loans totaling $48,000, and six consumer loans totaling $33,000.

     At September 30, 1999, the Bank had $591,000 of real estate owned, which consisted of five single-family residences.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1999, the Company had $7.4 million in classified assets, including $6.2 million in assets classified as special mention, $1.1 million in assets classified as substandard, no assets classified as doubtful and $176,000 in assets classified as loss.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                Year Ended September 30,
                                        ----------------------------------------------------------------------
                                           1999           1998            1997           1996           1995
                                        ---------      ---------       ---------      ---------      ---------
                                                                (Dollars in thousands)

Balance at beginning of period........  $   3,365      $   3,249       $   2,351      $   1,877      $   1,977
                                        ---------      ---------       ---------      ---------      ---------

Loans charged-off:
  Residential mortgage:
    Single-family.....................         --             --              --             44             20
  Commercial real estate..............         --             --              --             --             76
  Commercial business.................        206            128              --             --             --
  Consumer............................         58             74              72             19             26
                                        ---------      ---------       ---------      ---------      ---------
Total charge-offs.....................        264            202              72             63            122
                                        ---------      ---------       ---------      ---------      ---------

Recoveries:
  Residential real estate mortgage:
    Single-family residential.........         --             --              33             25             --
  Commercial..........................         65             --              --             --             --
  Consumer............................         11              8               6              1              2
                                        ---------      ---------       ---------      ---------      ---------
Total recoveries......................         76              8              39             26              2
                                        ---------      ---------       ---------      ---------      ---------

Net loans charged-off.................        188            194              33             37            120
                                        ---------      ---------       ---------      ---------      ---------

Provision for loan losses.............        120            310             931            511             20
                                        ---------      ---------       ---------      ---------      ---------

Balance at end of period..............  $   3,297      $   3,365       $   3,249      $   2,351      $   1,877
                                        =========      =========       =========      =========      =========

Ratio of net charge-offs to average
  loans outstanding during the period.       .08%            .09%            .02%           .02%           .09%
                                        ========       =========       =========      =========      =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At September 30,
                                     --------------------------------------------------------------------------------------------
                                           1999                1998              1997               1996               1995
                                     ----------------   ----------------   ----------------   ----------------   ----------------
                                         Percent of         Percent of         Percent of         Percent of         Percent of
                                          Loans in           Loans in           Loans in           Loans in           Loans in
                                        Category to        Category to        Category to        Category to        Category to
                                               Total              Total              Total              Total              Total
                                      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                                     -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
                                                                       (Dollars in thousands)
Residential mortgage ..............  $ 1,071     38.7%  $ 1,071     49.7%  $ 1,070     47.6%  $ 1,037     54.6%  $ 1,041     64.9%
Commercial (1) ....................    1,577     39.1     1,598     30.3     1,456     29.1       879     23.9       517     16.3
Consumer ..........................      649     22.2       696     20.0       723     23.3       435     21.5       319     18.8
                                     -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
    Total allowance for loan losses  $ 3,297   100.00%  $ 3,365   100.00%  $ 3,249   100.00%  $ 2,351   100.00%  $ 1,877   100.00%
                                     =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

---------------
(1)  Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 1999, the Company's mortgage-backed securities and investment securities portfolio amounted to $56.3 million and $3.0 million, respectively. At such date, the Company had an unrealized loss of $893,000, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At September 30, 1999, the Company's mortgage-backed securities amounted to $56.3 million, or 19.3% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At September 30, 1999, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, but because the FHLMC is a U.S. Government-sponsored enterprise, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $240,000.

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

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Depository Institution Regulation -- Capital Requirements."

     At September 30, 1999, mortgage-backed securities with an amortized cost of $57.8 million and a carrying value of $56.3 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. At September 30, 1999, the Bank's mortgage-backed securities had a weighted average yield of 6.6%.

     At September 30, 1999, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 21 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. Treasury. At September 30, 1999, the Company's entire portfolio of investment securities was classified available for sale and amounted to $3.0 million, including gross unrealized gains of $24,000. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of September 30, 1999, the estimated average life of the Company's investment securities portfolio was approximately one year. In addition, at September 30, 1999, the Company had $1.5 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at September 30, 1999.

                            One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Portfolio
                            -----------------  -----------------  -----------------  -------------------  --------------------------
                            Carrying  Average  Carrying  Average  Carrying  Average   Carrying  Average   Carrying Amortized Average
                              Value    Yield     Value    Yield     Value    Yield      Value    Yield      Value    Cost     Yield
                             -------   -----    -------   -----    -------   -----     -------   -----     -------   -----   -------
                                                                (Dollars in thousands)
Securities available for sale:
  U.S. government and
    agency securities ..... $ 3,024    7.13%   $    --     --%    $    --     --%     $    --     --%     $ 3,024   $ 3,000    7.13%
  Mortgage-backed securities     --      --      1,272    6.83      4,705    6.61      50,349    6.75      56,326    57,849    6.59

Securities held to maturity:
  FHLB stock (1) ...........     --      --         --      --         --      --       1,460    7.50       1,460     1,460    7.50
                            -------   -----    -------   -----    -------   -----     -------   -----     -------   -------   -----
     Total ................ $ 3,024    7.13%   $ 1,272    6.83%   $ 4,705    6.61%    $51,809    6.77%    $60,810   $62,309    6.64%
                            =======   =====    =======   =====    =======   =====     =======   =====     =======   =======   =====

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                             At September 30,
                                                  ---------------------------------------
                                                    1999           1998            1997
                                                  --------       --------        --------
                                                              (In thousands)
Securities available for sale:
   U.S. government and agency securities........  $  3,024       $  3,108        $  3,083
   Mortgage-backed securities...................    56,326         27,017          24,818
                                                  --------       --------        --------
      Total.....................................    59,350         30,125          27,901

Securities held to maturity:
   FHLB stock...................................     1,460          1,364           1,288
                                                  --------       --------        --------
      Total.....................................     1,460          1,364           1,288
                                                  --------       --------        --------

        Total...................................  $ 60,810       $ 31,489        $ 29,189
                                                  ========       ========        ========

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank can borrow from the FHLB of Atlanta.

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the STAR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at seven office locations.

     The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                             -----------------------------------------------------------------
                                     1999                   1998                   1997
                             -------------------    -------------------    -------------------
                                        Weighted               Weighted               Weighted
                                         Average                Average                Average
                              Amount      Rate       Amount      Rate       Amount      Rate
                             --------    ------     --------    ------     --------    ------
                                                  (Dollars in thousands)
Demand accounts:
  Checking ..............    $ 31,151       .28%    $ 26,494       .42%    $ 22,788       .61%
  Money market ..........      22,375      3.92       16,379      3.62       14,712      4.19
Savings accounts ........       7,220      1.50        6,398      1.78        6,456      2.00
                             --------    ------     --------    ------     --------    ------
     Total ..............      60,746      1.76       49,271      1.66       43,956      2.01

Certificate accounts:
  Less than 12 months (1)      50,671      5.05       30,155      4.89       41,814      5.28
  12 - 14 months (1) ....      82,655      5.06       66,064      5.70       27,384      5.14
  15 - 72 months (1) ....      40,546      5.44       59,145      5.71       61,962      5.89
                             --------    ------     --------    ------     --------    ------
     Total ..............     173,872      5.15      155,364      5.54      131,160      5.53
                             --------    ------     --------    ------     --------    ------

Total deposits ..........    $234,618      4.27%    $204,635      4.58%    $175,116      4.65%
                             ========    ======     ========    ======     ========    ======

---------------
(1)  Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of September 30, 1999. At such date, such deposits represented 13.38% of total deposits and had a weighted average rate of 5.13%.

                                                         Maturity Period
                                                         ---------------
                                                         (In thousands)

              Three months or less.......................  $      104
              Over three through six months..............       3,790
              Over six through 12 months.................      19,889
              Over 12 months.............................       7,616
                                                           ----------
                  Total..................................  $   31,399
                                                           ==========

     At September 30, 1999, mortgage-backed securities with a carrying value of $2.0 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 1999, 1998 and 1997, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                       At or for the
                                                                  Year Ended September 30,
                                                              -------------------------------
                                                                1999        1998        1997
                                                              -------     -------     -------
                                                                  (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances ..........................................    $    --     $ 9,500     $11,000
  Federal funds purchased and securities
    sold under repurchase agreements .....................    $ 1,318     $ 2,432     $ 1,621
Weighted average rate at end of period:
  FHLB advances ..........................................        --%       6.00%       6.17%
  Federal funds purchased and securities sold under
    agreements to repurchase .............................      3.13%       3.33%       4.67%
Maximum amount of borrowings outstanding at any month end:
  FHLB advances ..........................................    $19,000     $10,000     $13,000
  Federal funds purchased and securities
    sold under repurchased agreements ....................      2,374       2,652       1,645

                                                                       At or for the
                                                                  Year Ended September 30,
                                                              -------------------------------
                                                                1999        1998        1997
                                                              -------     -------     -------
                                                                       (In thousands)
Approximate average short-term borrowings outstanding with respect to:
  FHLB advances...........................................    $10,558     $ 1,071     $ 3,400
  Federal funds purchased and securities
    sold under repurchase agreements......................      1,773       1,918       1,218
Approximate weighted average rate paid on: (1)
  FHLB advances...........................................      5.19%       5.90%       5.78%
  Federal funds purchased and securities
    sold under agreements to repurchase...................      2.69%       3.98%       4.56%

-------------------
(1)  Based on month-end balances.

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

EMPLOYEES

     As of September 30, 1999, the Bank had 123 full-time and nine part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Bank is a North Carolina-chartered commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

     Recently Enacted Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley (G-L-B) Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 CAMELS under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks must maintain a leverage ratio of at least 4%. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

     The federal banking  regulators has adopted  regulations  implementing  the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has:
(i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of September 30, 1999, the Bank was classified as "well capitalized" under FDIC regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1999, of $1.5 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. Reserves equal to 3% must be maintained on transaction accounts between $5.0 million and $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, the Bank met its reserve requirements.

     The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by the State Commission.

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. Both BIF and SAIF members are assessed an amount for Financing Corporation Bond payments. BIF members are assessed approximately 1.3 basis points while the SAIF rate is approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Although the Bank, as a North Carolina commercial bank, would qualify for insurance of deposits by the BIF of the FDIC, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance. Accordingly, the Bank has remained a member of the SAIF, which insures the deposits of the Bank to a maximum of $100,000 for each depositor.

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 22.9% of total assets at September 30, 1999, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 1999, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered non-member bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value may comprise shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $6.4 million at September 30, 1999. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $4.1 million. At September 30, 1999, the Bank's largest lending relationship was a $3.7 million relationship consisting of two commercial real estate loans. All loans within this relationship were current and performing in accordance with their terms at September 30, 1999.

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

     State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. '1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " -- Depository Institution Regulation -- Prompt Corrective Regulatory Action."

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

FEDERAL INCOME TAXATION

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. For fiscal years beginning prior to December 31, 1995, thrift institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     As a result of changes in law, thrift institutions were required to change to either the reserve method or the specific charge-off method that applied to banks. Legislation passed in August 1996 contained a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post 1987 excess reserves over a six year period.

     The Bank's federal income tax returns have been audited through the year ended September 30, 1992.

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax currently is 7.25% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. For the tax years beginning in 1998, 1999 and 2000, this rate will be reduced to 7.25%, 7.00% and 6.90%, respectively. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of Notes to Consolidated Financial Statements in the Annual Report.

ITEM 2. PROPERTIES
------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 1999.

                                                                Book Value at
                                 Year           Owned or        September 30,         Approximate
                                Opened           Leased             1999            Square Footage
                                ------          --------        -------------       --------------
                                                            (Dollars in thousands)
MAIN OFFICE:
1311 Carolina Avenue
Washington, NC 27889             1986             Owned            $   795             10,200

BRANCH OFFICES:
300 North Market Street
Washington, NC  27889            1959             Owned                222              4,680

301 E. Arlington Blvd.
Greenville, NC  27835            1993             Owned                404              2,600

604 E. Ehringhaus Street
Elizabeth City, NC  27906        1980             Owned                421              2,500

827 Hardee Road
Kinston, NC  28501               1996            Leased                 62              2,000

1725 Glenburnie Road
New Bern, NC  28561              1990             Owned                414              2,600

202 Craven Street
New Bern, NC  28560              1995            Leased                 62              2,500

300 Sunset Avenue
Rocky Mount, NC  27804           1994             Owned                407              4,948

OPERATIONS CENTER:
239 West Main Street
Washington, NC  27889            1994             Owned                485              7,600

FUTURE BRANCH SITES:
Cypress Landing
Chocowinity, NC                                   Owned                126

Taberna
New Bern, NC                                      Owned                176

     The book value of the Bank's investment in premises and equipment was $3.6 million at September 30, 1999. See Note 6 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At September 30, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
        MATTERS
        -------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The Independent Auditors Report, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 14 through 39 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and ASection 16(a) Beneficial Ownership Reporting
Compliance in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors, "-- Compensation Committee Report on Executive
Compensation  "  --  Comparative  Stock   Performance   Graph,  "  --  Executive
Compensation and "-- Director Compensation " in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition as of September 30, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

     Consolidated   Statements  of  Stockholders  Equity  for  the  Years  Ended
     September 30, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

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

     10.9        NewSouth   Bancorp,    Inc.    Management    Recognition   Plan
                 (Incorporated  herein by  reference  from  Exhibit  99.1 to the
                 Company's   Registration   Statement  on  Form  S-8  (File  No.
                 333-49759))
     10.10       NewSouth  Bancorp,  Inc.  1997 Stock Option Plan  (Incorporated
                 herein  by  reference   from  Exhibit  99.2  to  the  Company's
                 Registration  Statement on Form S-8 (File No.  333-49759))  and
                 1999 Amendment to NewSouth Bancorp, Inc. 1997 Stock Option Plan
     10.11       Employment  Agreements  between  NewSouth Bank and H.D. Reaves,
                 Jr., Allen Lloyd and Anthony R. Strickland
     13          Annual Report to Stockholders
     21          Subsidiaries of the Registrant
     23          Consent of PricewaterhouseCoopers LLP
     27          Financial Data Schedule

     (B) REPORTS ON FORM 8-K. On September 22, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had completed the previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% of its issued and outstanding shares of Common Stock.

     On August 16, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had signed an agreement to acquire Green Street Financial Corp, the holding company for Home Federal Savings and Loan Association.

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

                                        NEWSOUTH BANCORP, INC.

December 27, 1999
                                        By: /s/ Thomas A. Vann
                                            ------------------
                                            Thomas A. Vann
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                                           December 27, 1999
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                          December 27, 1999
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                                   December 27, 1999
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                                     December 27, 1999
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                                    December 27, 1999
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                                       December 27, 1999
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                                   December 27, 1999
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                                    December 27, 1999
--------------------------------------------
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.                                        December 27, 1999
--------------------------------------------
H. D. Reaves, Jr.
Director