Form 10-Q
period 1999-12-31
NEWSOUTH BANCORP INC
filed 2000-02-14
CIK 1027183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number:  0-22219

                            NEWSOUTH BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

           VIRGINIA                                              56-1999749
-------------------------------                                 -------------
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

Number of shares of common stock outstanding as of February 4, 2000: 3,479,963

                                   CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 1999 (unaudited) and September 30, 1999                 1

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1999 and 1998 (unaudited)                  2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended December 31, 1999 (unaudited)                 3

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1999 and 1998 (unaudited)                  4

          Notes to Consolidated Financial Statements (unaudited)               5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31      SEPTEMBER 30
                                                                       1999              1999
                                                                       ----              ----
ASSETS                                                          (UNAUDITED)

Cash and due from banks                                       $  12,595,426     $   5,375,856
Interest-bearing deposits in financial institutions               8,442,853         4,034,076
Investment securities - available for sale                        3,008,499         3,024,531
Mortgage-backed securities - available for sale                  55,961,821        56,325,868
Loans receivable, net:
  Held for sale                                                  49,825,303        13,481,714
  Held for investment                                           294,567,482       198,572,216
Premises and equipment, net                                       5,113,669         3,575,974
Deferred income taxes                                             2,847,571         2,314,930
Income tax recoverable                                              545,100                --
Real estate owned                                                   208,647           591,144
Federal Home Loan Bank of Atlanta stock, at cost                  2,607,700         1,460,200
Accrued interest receivable                                       1,938,319         2,022,055
Prepaid expenses and other assets                                 2,551,221         1,526,907
                                                              -------------     -------------
          Total assets                                        $ 440,213,611     $ 292,305,471
                                                              =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                      $  74,759,896     $  53,525,231
  Savings                                                        18,274,254         7,220,337
  Large denomination certificates of deposit                     41,179,850        31,399,212
  Other time                                                    211,287,235       142,473,215
                                                              -------------     -------------
          Total deposits                                        345,501,235       234,617,995
Borrowed money                                                   33,824,961         1,318,340
Accrued interest payable                                            256,427            81,081
Income taxes payable                                                375,597            67,779
Advance payments by borrowers for property taxes and
  insurance                                                         897,282            89,067
Other liabilities                                                11,406,883         7,368,176
                                                              -------------     -------------
          Total liabilities                                     392,262,385       243,542,438

Common stock, $.01 par value, 8,000,000 shares authorized,
  4,364,044 shares issued and outstanding                            43,640            43,640
Additional paid in capital                                       44,232,010        44,232,010
Retained earnings, substantially restricted                      24,682,336        24,197,767
Treasury stock at cost, 878,981 and 813,503 shares              (16,947,599)      (15,770,962)
Unearned ESOP shares, 224,086 and 226,350                        (2,240,865)       (2,263,500)
Deferred stock awards                                              (447,653)         (783,392)
Accumulated other comprehensive (loss), net                      (1,370,643)         (892,530)
                                                              -------------     -------------
          Total stockholders' equity                             47,951,226        48,763,033
                                                              -------------     -------------

         Total liabilities and stockholders' equity           $ 440,213,611     $ 292,305,471
                                                              =============     =============

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31
                                                        ---------------------------
                                                              1999             1998
                                                        ---------------------------
Interest income:
  Interest and fees on loans                            $5,594,052       $4,786,826
  Interest and dividends on investments and deposits     1,211,225          860,238
                                                        ----------       ----------
           Total interest income                         6,805,277        5,647,064
                                                        ----------       ----------
Interest expense:
  Interest on deposits                                   2,993,733        2,275,442
  Interest on borrowings                                   176,758          144,016
                                                        ----------       ----------
           Total interest expense                        3,170,491        2,419,458
                                                        ----------       ----------
Net interest income before provision for possible
  loan losses                                            3,634,786        3,227,606
Provision for  possible loan losses                        227,000           50,000
                                                        ----------       ----------
           Net  interest income                          3,407,786        3,177,606
                                                        ----------       ----------
Other income:
  Loan fees and service charges                            305,690          292,575
  Loan servicing fees                                      167,141          217,826
  Gain on sale of real estate, net                          91,975           22,379
  Gain on sale of mortgage loans and mortgage-
      backed securities                                         --          232,101
  Other  income                                             50,139           45,072
                                                        ----------       ----------
           Total other income                              614,945          809,953
                                                        ----------       ----------
General and administrative expenses:
  Compensation and fringe benefits                       1,793,191        1,743,168
  Federal insurance premiums                                32,225           28,949
  Premises and equipment                                   210,366          116,050
  Advertising                                               29,246           43,719
  Payroll and other taxes                                  110,152           97,730
  Other                                                    467,817          552,686
                                                        ----------       ----------
           Total general and administrative expenses     2,642,997        2,582,302
                                                        ----------       ----------

Income before income taxes                               1,379,734        1,405,257

Income taxes                                               569,068          597,586
                                                        ----------       ----------

NET INCOME                                              $  810,666       $  807,671
                                                        ----------       ----------

Basic earnings per share                                $     0.25       $     0.22
                                                        ----------       ----------

Diluted earnings per share                              $     0.25       $     0.22
                                                        ----------       ----------

Dividends per share                                     $     0.10       $     0.07
                                                        ----------       ----------

Average number of common shares outstanding              3,262,897(1)     3,746,652(1)

(1) Excludes ESOP and MRP benefit plan shares not committed to be released or vested, and treasury stock.

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1999
(UNAUDITED)

                                                                                                          Accumulated
                                                     Retained                                                Other
                                       Additional    Earnings,                    Unearned    Deferred   Comprehensive
                              Common     Paid-in   Substantially   Treasury         ESOP        Stock    Income (Loss),
                               Stock     Capital    Restricted       Stock         Shares       Awards         Net         Total
                              -------  -----------  -----------  ------------   -----------   ---------   -----------   -----------

Balance September 30, 1999    $43,640  $44,232,010  $24,197,767  $(15,770,962)  $(2,263,500)  $(783,392)  $  (892,530)  $48,763,033

Net income                                              810,666                                                             810,666

Other comprehensive loss, net
  of taxes                                                                                                   (478,113)     (478,113)

MRP amortization                                                                                335,739                     335,739

Acquisition of treasury shares                                     (1,176,637)                                           (1,176,637)

Dividends ($.10 per share)                             (326,097)                                                           (326,097)

Release of ESOP shares                                                               22,635                                  22,635
                              -------  -----------  -----------  ------------   -----------   ---------   -----------   -----------

Balance December 31, 1999     $43,640  $44,232,010  $24,682,336  $(16,947,599)  $(2,240,865)  $(447,653)  $(1,370,643)  $47,951,226
                              -------  -----------  -----------  ------------   -----------   ---------   -----------   -----------

See Notes to Consolidated Financial Statements.

NEWSOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Three Months Ended
                                                                                         December 31
                                                                               -----------------------------
                                                                                       1999             1998
                                                                               -----------------------------
Operating activities:
     Net Income                                                                $    810,666     $    807,671
     Adjustments to reconcile net income to net cash used
         in operating activities:
            Provision for loan losses                                               227,000           50,000
            Depreciation                                                             81,283           67,031
            ESOP compensation                                                        22,635          109,271
            MRP compensation                                                        335,739          335,718
            Accretion of discounts on securities                                         93               93
            Gain on disposal of real estate acquired in settlement of loans         (89,211)         (22,379)
            Gain on sale of loans and mortgage-backed securities                         --         (232,102)
            Originations of loans held for sale, net                             (2,393,110)     (51,539,886)
            Proceeds from sale of loans held for sale                                    --       41,120,140
            Other operating activities                                            2,257,317        1,060,834
                                                                               ------------     ------------
                Net cash provided by (used in) operating activities               1,252,412       (8,243,609)
Investing activities:
     Proceeds from principal repayments and sales of
         mortgage-backed securities available for sale                            1,151,853        3,838,356
     Loan originations, net of principal repayments of loans
         held for investment                                                     (6,369,783)      (4,168,494)
     Proceeds from disposal of premises and equipment and
         real estate acquired in settlement of loans                                573,573          322,099
     Purchases of premises and equipment                                           (376,976)        (133,097)
     Net cash to purchase Home Federal Savings & Loan Association               (26,530,907)              --
                                                                               ------------     ------------
                Net cash provided (used) in investing activities                (31,552,240)        (141,136)
Financing activities:
     Net increase in deposit accounts                                             9,234,288        3,737,851
     Proceeds from FHLB borrowings                                               70,700,000       32,000,000
     Repayments of FHLB borrowings                                              (39,200,000)     (28,500,000)
     Treasury stock purchased                                                    (1,176,637)      (1,886,181)
     Cash dividends paid                                                           (326,097)        (264,832)
     Net change in repurchase agreements                                          1,006,621         (709,531)
     Principal payment received on ESOP                                           1,690,000               --
                                                                               ------------     ------------
                Net cash provided by financing activities                        41,928,175        4,377,307
                                                                               ------------     ------------

Increase (decrease) in cash and cash equivalents                                 11,628,347       (4,007,438)

Cash and cash equivalents, beginning of period                                    9,409,932       17,011,841
                                                                               ------------     ------------

Cash and cash equivalents, end of period                                       $ 21,038,279     $ 13,004,403
                                                                               ============     ============
Supplemental disclosures:
     Real estate acquired in settlement of loans                               $     87,552     $    483,465
     Exchange of loans for mortgage-backed securities                          $  1,568,721     $ 24,052,059

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS.

NewSouth Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") (formerly NewSouth Bank) and operating through the Bank a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina. The common stock of the Company is traded on the Nasdaq National Market System under the symbol "NSBC".

NOTE 2.   BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000.

NOTE 3.   EARNINGS PER SHARE.

The Company's earnings per share for the three month periods ended December 31, 1999 and 1998 is based on weighted average shares of 3,262,897 and 3,746,652, respectively, of common stock outstanding, excluding ESOP and deferred stock awards plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options and deferred stock awards shares were not included in the diluted earnings per share calculation for the three month period ended December 31, 1999, as their effect would have been anti-dilutive.

NOTE 4.   DIVIDENDS DECLARED.

On December 14, 1999, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of January 4, 2000 and payable on January 21, 2000. This dividend payment represents a payout ratio of 40.0% of the earnings for the quarter ended December 31, 1999, and is the Company's eleventh consecutive quarterly cash dividend.

NOTE 5.   COMPREHENSIVE INCOME.

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains on available for sale securities. Information concerning the Company's other comprehensive income for the three month periods ended December 31, 1999 and 1998 is as follows:

                                                            1999         1998
                                                         ---------    ---------
     Net income                                          $ 810,666    $ 807,671
     Reclassification of gains recognized in net income          0      (18,163)
     Gains (losses) unrealized, net of income taxes       (478,113)      32,657
                                                         ---------    ---------
           Other comprehensive income(loss)               (478,113)      14,494
                                                         ---------    ---------
     Comprehensive income                                $ 332,553    $ 822,165
                                                         =========    =========

NOTE 6.   SIGNIFICANT ACTIVITIES AND SUBSEQUENT EVENTS.

On November 30, 1999 the Company consummated the acquisition of Green Street Financial Corp ("Green Street"), pursuant to an Agreement and Plan of Merger (the "Plan") signed on August 9, 1999. The Company acquired Green Street, using the purchase method of accounting, for a cash purchase price of $59.2 million, representing $15.25 per share of Green Street common stock. The source of funds for the acquisition was cash on hand plus funds borrowed from the Federal Home Loan Bank of Atlanta (the "FHLB"). At December 31, 1999, $30.2 million of the FHLB borrowings remained outstanding. Summary financial information related to the Green Street acquisition is as follows (unaudited): Total assets - $162.2 million, loans receivable - $125.4 million, deposits - $101.7 million, and goodwill - $693,000.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended September 30, 1999 as if the acquisition of Green Street had occurred on October 1, 1998, and after giving effect to the purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place on October 1, 1998, and may not be indicative of future operating results:

                                             Year ended September 30, 1999
                                             -----------------------------
Net interest income                                   $16,236,000
Net income                                            $ 3,384,000
Net income per share                                  $       .96

Concurrently with the Green Street acquisition, the Bank changed its name from NewSouth Bank to First South Bank.

On December 10, 1999, the Company signed a Purchase and Assumption Agreement (the "Agreement) with Centura Bank and Triangle Bank to acquire six of Triangle's branch offices located in Rocky Mount, North Carolina and Tarboro, North Carolina, subject to regulatory approval and certain other conditions. Under terms of the Agreement, the Bank will assume the deposits of the six Triangle branch offices for a premium of approximately 4.0% of the assumed deposits, and purchase loans, fixed assets and certain other assets associated with the branch offices. At October 31, 1999, the deposits of the six branch offices totaled approximately $147.0 million. Five of the six branch offices will become branch offices of the Bank, while one of the branch offices will be closed with the deposits and loans serviced out of a nearby, existing branch office of the Bank. The transaction is expected to be completed in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

Total assets were $440.2 million at December 31, 1999 compared to $292.3 million at September 30, 1999, while total earning assets increased to $414.4 million at December 31, 1999 from $276.9 million at September 30, 1999, reflecting the Green Street acquisition.

Interest-bearing deposits in financial institutions was $8.4 million at December 31, 1999 compared to $4.0 million at September 30, 1999. These funds are primarily used to support the liquidity management activities and daily operations of the Bank . The Bank has implemented various investment strategies to increase its regulatory liquidity levels, including the securitization of certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $56.0 million at December 31, 1999, compared to $56.3 million at September 30, 1999. Loans held for sale increased to $49.8 million at December 31, 1999 from $13.5 million at September 30, 1999, and loans held for investment increased to $294.6 million at December 31, 1999 from $198.6 million at September 30, 1999, reflecting the Green Street acquisition. To support the risk associated with the continuing growth of its commercial and consumer loan portfolio, and the loan portfolio growth related to the Green Street acquisition, the Bank had reserves for potential loan losses of $4.5 million at December 31, 1999, compared to $3.3 million at September 30, 1999. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at December 31, 1999 compared to 1.5% at September 30, 1999. Earning assets amounted to 94.1% of total assets at December 31, 1999, compared to 94.7% at September 30, 1999.

Total interest-bearing liabilities increased to $379.3 million at December 31, 1999 from $223.9 million at September 30, 1999. Total deposits increased $345.5 million at December 31, 1999 from $234.6 million at September 30, 1999, reflecting the Green Street acquisition. Borrowings increased to $33.8 million at December 31, 1999 from $1.3 million at September 30, 1999, reflecting $30.2 million of FHLB borrowings, net of repayments, to fund the Green Street purchase.

Stockholders' equity was $48.0 million at December 31, 1999, compared to $48.8 million at September 30, 1999. See "Consolidated Statements of Stockholders' Equity". At December 31, 1998, the ratio of stockholders' equity to total assets was 10.9%, compared to 16.7% at September 30, 1999, reflecting the leveraging effect of the Green Street acquisition. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $42.5 million at December 31, 1999, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

Pursuant to a stock repurchase plan adopted by the Company, during the three months ended December 31, 1999 the Company acquired 65,478 shares of its common stock through both open market and private purchases, totaling $1.2 million, which are being held as treasury stock at cost. At December 31, 1999 a total of 878,981 shares totaling $16.9 million are being held as treasury stock, compared to 813,503 shares totaling $15.8 million at September 30, 1999.

On December 14, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share, payable January 21, 2000 to stockholders of record as of January 4, 2000. This dividend payment is the Company's eleventh consecutive quarterly cash dividend and represents a payout ratio of 40.0% of consolidated earnings for the three months ended December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

GENERAL. Net income for the three months ended December 31, 1999 was $811,000, compared to $807,000 for the three months ended December 31, 1998. Comparative basic and dilutive earnings per share for the three months ended December 31, 1999 and 1998 are $0.25 and $0.22 per share, respectively.

INTEREST INCOME. Interest income increased to $6.8 million for the three months ended December 31, 1999, from $5.6 million for the three months ended December 31, 1998. This increase is primarily attributable to the growth of interest-earning assets. Average interest-earning assets increased to $329.1 million for the three months ended December 31, 1999, from $274.0 million for the three months ended December 31, 1998. The yield on average interest-earning assets was 8.3% for the three months ended December 31, 1999, compared to 8.2% for the three months ended December 31, 1998.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $3.2 million for the three months ended December 31, 1999 from $2.4 million for the three months ended December 31, 1998. Average interest-bearing liabilities increased to $283.4 million for the three months ended December 31, 1998 from $219.6 million for the three months ended December 31, 1998. The effective cost of average interest-bearing liabilities increased to 4.5% for the three months ended December 31, 1999 from 4.4% for the three months ended December 31, 1998. The Bank has increased its checking account base to $74.8 million at December 31, 1999 from $50.5 million at December 31, 1998, reflecting its efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $3.6 million for the three months ended December 31, 1999 from $3.2 million for the three months ended December 31, 1998. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.4% for the three months ended December 31, 1999, compared to 4.7% for the three months ended December 31, 1998. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 3.8% for both the three months ended December 31, 1999 and 1998.

PROVISION FOR LOAN LOSSES. During the three months ended December 31, 1999, the Bank recorded provisions for loan losses of $227,000, compared to $50,000 for the three months ended December 31, 1998. These provisions were necessary to support the risk associated with the Bank's growing commercial and consumer loan portfolio and the loan portfolio growth related to the Green Street acquisition. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Increases or decreases in the provision and resulting allowances are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $615,000 for the three months ended December 31, 1999, compared to $810,000 for the three months ended December 31, 1998. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. During the three months ended December 31, 1998, the Bank recorded gains from sales of loans and mortgage-backed securities of $232,000, compared to no gains recorded during the three months ended December 31, 1999. The volume of loans and mortgage-backed securities sold during the 1998 period was $42.0 million, compared to no sales during the 1999 period. Fees and service charges earned on loans and deposits, and other miscellaneous income, remained constant from period to period on a comparative basis.

NONINTEREST EXPENSE. Noninterest expenses were both $2.6 million for the three months ended December 31, 1999 and 1998. The largest single component of these expenses, compensation and fringe benefits, was $1.8 million for the three months ended December 31, 1999 and $1.7 million for the three months ended December 31, 1998. During both the three months ended December 31, 1999 and 1998, the Bank recorded $336,000 of benefits expense for the Management Recognition Plan ("MRP"). During the three months ended December 31, 1999, the Bank recorded $196,000 in benefits expense for the Employee Stock Ownership Plan ("ESOP"), compared to $289,000 for the three months ended December 31, 1998. Other noninterest expenses including premises and equipment, advertising, and office supplies have also remained constant from period to period on a comparative basis.

INCOME TAXES. Income tax expense was $569,000 for the three months ended December 31, 1999, compared to $598,000 for the three months ended December 31, 1998. The changes in the amounts of income tax provisions reflects the changes in income before income taxes and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at December 31, 1999, as calculated under such requirements, exceeded the requirements. Liquidity refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At December 31, 1999, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $132.4 million, or 30.1% of total assets, compared to $83.7 million at September 30, 1999, or 28.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk- weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 1999 and September 30, 1999.

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

IMPACT OF RECENT ACCOUNTING STANDARDS

The Company will adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

Neither the Company nor the Bank experienced any problems related to the Year 2000 ("Y2K") issue.

A great deal of information was disseminated about the global computer crash that could have occurred in the year 2000. Many computer programs that only distinguish two digits of the year entered (a common practice in earlier years) were expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency.

In compliance with regulatory guidelines, the Bank formed a Y2K committee to review the effects the century date change could have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan and contingency were developed to address the necessary steps to insure that problems and disruptions related to the Y2K issue were minimized.

All of the material data processing functions of the Bank that could have been impacted by the Y2K issue are provided by a national third party service bureau, Bisys, Inc. Bisys dedicated tremendous resources in assuring its systems were Y2K compliant and in developing a comprehensive testing and verification program. The Bisys client test facility provided the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces. All Bank user departments were involved in an extensive Y2K testing program to assure validation of the century date changes and the testing of the century date rollover from December 31, 1999 to January 3, 2000 for all applications. Additional testing also took place with all other external mission critical information systems with which the Bank exchanges data or information. It is believed that this readiness caused the Bank to experience no uninterrupted operations related to Y2K.

In addressing the Y2K issue, the Bank used its current internal staffing with little reliance on outside resources. Bisys, the Bank's major vendor, provided remediated software at no expense to the Bank and no major system needs replacing in coming years. As a result, no additional Y2K related expenses were recorded during the three months ended December 31, 1999, compared to $20,000 of Y2K expenses that were accrued during the three months ended December 31, 1998. The Bank believes the cost of addressing the Y2K issue had no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

The Bank believes that it will incur no additional costs relating to the Y2K issue. In addition, the Bank will continue to monitor its data processing systems, and its customers and vendors, to insure preparedness for any unprecedented delayed Y2K related problems.

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

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K

          1. A Form 8-K was filed on December 1, 1999 under Item 2: Acquisition or Disposition of Assets, reporting the Company had consummated its acquisition of Green Street.

          2. A Form 8-K was filed on December 22, 1999 under Item 5: Other Events, reporting the Bank had reached an agreement with Centura Bank and Triangle Bank for the Bank to acquire five branch offices of Triangle Bank located in Rocky Mount, North Carolina and one branch office in Tarboro, North Carolina.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWSOUTH BANCORP, INC.

Date:  February 11, 2000                /s/ William L. Wall
                                        --------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  February 11, 2000                /s/ Kristie W. Hawkins
                                        -----------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)