Form 10-Q
period 2000-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2000-05-11
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number:  0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


            VIRGINIA                                              56-1999749
    -----------------------                                     -------------
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

     Number  of  shares  of  common  stock  outstanding  as of April  30,  2000:
3,253,282

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2000 (unaudited) and September 30, 1999                    1

          Consolidated Statements of Operations for the Three and
          Six Months Ended March 31, 2000 and 1999 (unaudited)                 2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended March 31, 2000 (unaudited)                          3

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2000 and 1999 (unaudited)                            4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    13

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH  31      SEPTEMBER 30
                                                                    2000            1999
                                                               -------------    -------------
Assets                                                          (UNAUDITED)
Cash and due from banks                                        $  14,723,692    $   5,375,856
Interest-bearing deposits in financial institutions               42,522,895        4,034,076
Investment securities - available for sale                        14,513,101        3,024,531
Mortgage-backed securities - available for sale                  107,572,683       56,325,868
Loans receivable, net:
  Held for sale                                                   28,140,619       13,481,714
  Held for investment                                            298,385,124      198,572,216
Premises and equipment, net                                        7,817,738        3,575,974
Deferred income taxes                                              3,204,328        2,314,930
Real estate owned                                                    120,412          591,144
Federal Home Loan Bank of Atlanta stock, at cost                   2,651,300        1,460,200
Accrued interest receivable                                        2,783,904        2,022,055
Prepaid expenses and other assets                                  7,440,734        1,526,907
                                                               -------------    -------------

          Total assets                                         $ 529,876,530    $ 292,305,471
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                       $ 119,128,721    $  53,525,231
  Savings                                                         24,320,965        7,220,337
  Large denomination certificates of deposit                      47,546,283       31,399,212
  Other time                                                     275,138,082      142,473,215
                                                               -------------    -------------
          Total deposits                                         466,134,051      234,617,995
Borrowed money                                                     4,884,970        1,318,340
Accrued interest payable                                             494,805           81,081
Income taxes payable                                                      --           67,779
Advance payments by borrowers for property taxes and
  insurance                                                          563,498           89,067
Other liabilities                                                 11,936,095        7,368,176
                                                               -------------    -------------
          Total liabilities                                      484,013,419      243,542,438

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                           43,640           43,640
  Additional paid in capital                                      44,232,010       44,232,010
  Retained earnings, substantially restricted                     25,220,798       24,197,767
  Treasury stock at cost, 977,608 and 813,503 shares             (18,771,864)     (15,770,962)
  Unearned ESOP shares, 221,846 and 226,350                       (2,218,457)      (2,263,500)
  Deferred stock awards                                             (111,914)        (783,392)
  Accumulated other comprehensive (loss), net                     (2,531,102)        (892,530)
                                                               -------------    -------------
           Total stockholders' equity                             45,863,111       48,763,033
                                                               -------------    -------------

           Total liabilities and stockholders' equity          $ 529,876,530    $ 292,305,471
                                                               =============    =============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 MARCH 31                          MARCH 31
                                                       ----------------------------      ----------------------------
                                                           2000             1999             2000             1999
                                                       ----------------------------      ----------------------------
Interest income:
  Interest and fees on loans                           $ 7,333,781      $ 4,706,156      $12,927,833      $ 9,492,983
  Interest and dividends on investments and deposits     1,844,446          922,959        3,055,670        1,783,197
                                                       -----------      -----------      -----------      -----------
           Total interest income                         9,178,227        5,629,115       15,983,503       11,276,180
                                                       -----------      -----------      -----------      -----------
Interest expense:
  Interest on deposits                                   4,430,471        2,291,219        7,424,204        4,566,662
  Interest on borrowings                                   249,940          158,632          426,697          302,648
                                                       -----------      -----------      -----------      -----------
           Total interest expense                        4,680,411        2,449,851        7,850,901        4,869,310
                                                       -----------      -----------      -----------      -----------

Net interest income before provision for possible
  loan losses                                            4,497,816        3,179,264        8,132,602        6,406,870
Provision for  possible loan losses                        200,000               --          427,000           50,000
                                                       -----------      -----------      -----------      -----------
           Net  interest income                          4,297,816        3,179,264        7,705,602        6,356,870
                                                       -----------      -----------      -----------      -----------

Other income:
  Loan fees and service charges                            357,952          322,360          663,643          614,935
  Loan servicing fees                                      179,192          160,145          346,332          377,971
  Gain on sale of real estate, net                          13,383           16,269          105,358           38,648
  Gain on sale of mortgage loans and mortgage-
      backed securities                                         --          180,363               --          412,464
  Other  income                                            264,622           56,580          314,761          101,653
                                                       -----------      -----------      -----------      -----------
           Total other income                              815,149          735,717        1,430,094        1,545,671
                                                       -----------      -----------      -----------      -----------

General and administrative expenses:
  Compensation and fringe benefits                       2,253,538        1,745,118        4,046,729        3,488,286
  Federal insurance premiums                                17,734           31,298           49,959           60,247
  Premises and equipment                                   376,443          112,279          586,809          228,328
  Advertising                                               65,713           32,527           94,960           76,214
  Payroll and other taxes                                  189,831          142,043          299,983          262,547
  Other                                                    727,831          490,082        1,195,647        1,020,028
                                                       -----------      -----------      -----------      -----------
           Total general and administrative expenses     3,631,090        2,553,347        6,274,087        5,135,650
                                                       -----------      -----------      -----------      -----------

Income before income taxes                               1,481,875        1,361,634        2,861,609        2,766,891

Income taxes                                               627,919          561,441        1,196,987        1,159,027
                                                       -----------      -----------      -----------      -----------

NET INCOME                                             $   853,956      $   800,193      $ 1,664,622      $ 1,607,864
                                                       -----------      -----------      -----------      -----------

Basic earnings per share                               $      0.27      $      0.22      $      0.52      $      0.44
                                                       -----------      -----------      -----------      -----------

Diluted earnings per share                             $      0.27      $      0.22      $      0.52      $      0.44
                                                       -----------      -----------      -----------      -----------

Dividends per share                                    $      0.10      $      0.07      $      0.20      $      0.14
                                                       -----------      -----------      -----------      -----------

Average number of common shares outstanding              3,195,141(1)     3,599,901(1)     3,229,019(1)     3,675,038(1)

     (1) Excludes ESOP and MRP benefit plan shares not committed to be released or vested, and treasury stock.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

                                                                                                           Accumulated
                                                        Retained                                              Other
                                           Additional   Earnings,                  Unearned     Deferred  Comprehensive
                                 Common     Paid-in   Substantially  Treasury        ESOP        Stock    Income (Loss),
                                 Stock      Capital    Restricted      Stock        Shares       Awards        Net         Total
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------
Balance September 30, 1999     $ 43,640  $44,232,010  $24,197,767  $(15,770,962) $(2,263,500)  $(783,392)  $  (892,530) $48,763,033

Net income                                              1,664,622                                                         1,664,622

Other comprehensive loss, net
  of taxes                                                                                                  (1,638,572)  (1,638,572)

MRP amortization                                                                                 671,478                    671,478

Acquisition of treasury shares                                       (3,000,902)                                         (3,000,902)

Dividends ($.10 per share)                               (641,591)                                                         (641,591)

Release of ESOP shares                                                                45,043                                 45,043
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------

Balance March 31, 2000         $ 43,640  $44,232,010  $25,220,798  $(18,771,864) $(2,218,457)  $(111,914)  $(2,531,102) $45,863,111
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Six Months Ended
                                                                                         March 31
                                                                             ------------------------------
                                                                                  2000             1999
                                                                             ------------------------------
Operating activities:
     Net Income                                                              $   1,664,622    $   1,607,864
     Adjustments to reconcile net income to net cash used
        in operating activities:
           Provision for loan losses                                               427,000           50,000
           Depreciation                                                            192,818          139,075
           ESOP compensation                                                        45,043          127,949
           MRP compensation                                                        671,478          671,437
           Accretion of discounts on securities                                     (4,345)             186
           Gain on disposal of real estate acquired in settlement of loans        (102,594)         (36,688)
           Gain on sale of loans and mortgage-backed securities                         --         (412,464)
           Originations of loans held for sale, net                            (35,651,028)     (44,053,003)
           Proceeds from sale of loans held for sale                                    --       36,671,184
           Other operating activities                                            3,718,143          (89,450)
                                                                             -------------    -------------
              Net cash provided by (used in) operating activities              (29,038,863)      (5,323,910)
Investing activities:
     Proceeds from maturities of securities available for sale                   3,000,000               --
     Purchases of investment securities                                        (14,733,594)              --
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                            2,782,924        6,018,298
     Loan originations, net of principal repayments of loans
        held for investment                                                     15,774,637      (11,113,034)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                675,191          640,573
     Purchase FHLB stock                                                           (43,600)         (96,400)
     Purchases of premises and equipment                                          (422,600)        (183,347)
     Net cash to purchase Home Federal Savings & Loan Association              (26,530,907)              --
     Acquisition of Triangle branches                                          113,398,422               --
                                                                             -------------    -------------
              Net cash provided (used) in investing activities                  93,900,473       (4,733,910)
Financing activities:
     Net increase in deposit accounts                                          (14,268,623)      18,776,344
     Proceeds from FHLB borrowings                                              82,700,000       59,000,000
     Repayments of FHLB borrowings                                             (82,700,000)     (55,500,000)
     Treasury stock purchased                                                   (3,000,902)      (5,564,154)
     Cash dividends paid                                                          (641,591)        (515,484)
     Net change in repurchase agreements                                           886,161         (517,709)
                                                                             -------------    -------------
              Net cash provided by financing activities                        (17,024,955)      15,678,997
                                                                             -------------    -------------

Increase (decrease) in cash and cash equivalents                                47,836,655        5,621,177

Cash and cash equivalents, beginning of period                                   9,409,932       17,011,841
                                                                             -------------    -------------

Cash and cash equivalents, end of period                                     $  57,246,587    $  22,633,018
                                                                             =============    =============

Supplemental disclosures:
     Real estate acquired in settlement of loans                             $      87,552    $     645,989
     Exchange of loans for mortgage-backed securities                        $  56,511,323    $  24,052,059

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

First South Bancorp, Inc. (the "Company") (formerly NewSouth Bancorp, Inc.) was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina.

The common stock of the Company is traded on the Nasdaq National Market System under the symbol "FSBK".

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000.

NOTE 3.  EARNINGS PER SHARE

The Company's earnings per share for the three and six month periods ended March 31, 2000 are based on weighted average shares of 3,195,141 and 3,229,019, respectively, of common stock outstanding, excluding ESOP and deferred stock award plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options and deferred stock awards plan shares did not dilute earnings per share calculations for the three and six month periods ended March 31, 2000, as their dilutive effect was less than one cent per share.

NOTE 4.  DIVIDENDS DECLARED

On March 16, 2000, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of April 4, 2000 and payable on April 21, 2000. This dividend payment represents a payout ratio of 37.0% of the earnings for the quarter ended March 31, 2000, and is the Company's twelfth consecutive quarterly cash dividend.

NOTE 5.  COMPREHENSIVE INCOME.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". As required by SFAS No. 130, prior year information has been modified to conform with the new presentation. Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

Information concerning the Company's other comprehensive income for the three and six month periods ended March 31, 2000 and 1999 is as follows:

                                          Three Months Ended               Six Months Ended
                                               March 31,                      March 31,
                                         2000            1999            2000            1999
                                         ----            ----            ----            ----
Net income                           $   853,956     $   800,193     $ 1,664,622     $ 1,607,864
Reclassification of gains
  recognized in net income                     0         (18,163)              0         (18,163)
Gains (losses) unrealized,
  net of income taxes                 (1,160,459)       (163,864)     (1,638,572)       (149,190)
                                     -----------     -----------     -----------     -----------
Other comprehensive income (loss)     (1,160,459)       (181,847)     (1,638,572)       (167,353)
                                     -----------     -----------     -----------     -----------
Comprehensive income (loss)          $  (306,503)    $   618,346     $    26,050     $ 1,440,511
                                     ===========     ===========     ===========     ===========

NOTE 6.  SIGNIFICANT ACTIVITIES

On November 30, 1999, the Company consummated the acquisition of Green Street Financial Corp ("Green Street"), pursuant to an Agreement and Plan of Merger ("Plan") signed on August 9, 1999. The Company acquired Green Street for a cash purchase price of $59.2 million, representing $15.25 per share of Green Street common stock. Summary financial information related to the Green Street acquisition is as follows (unaudited): assets - $162.2 million, loans receivable
- $125.4 million, deposits - $101.7 million, and goodwill - $346,000. See Form 10-Q for the quarterly period ended December 31, 1999 for additional information.

On February 18, 2000, the Company completed its acquisition of five of Triangle Bank's branch offices ("Triangle") located in Rocky Mount, North Carolina and one office located in Tarboro, North Carolina, pursuant to a Purchase and Assumption Agreement ("Agreement") signed on December 10, 1999. Five of the six offices became branch offices of the Bank, while one office was closed with the deposits and loans transferred to a nearby existing First South Bank office.

Under terms of the Agreement, the Bank assumed the deposits of these offices for a premium of approximately 4% of the assumed deposits, and purchased loans, fixed assets and certain other assets associated with the branch offices. Summary financial information related to the branch purchase transaction as of February 18, 2000 is as follows (unaudited): deposits - $147.5 million, cash and other assets - $113.4 million, loans receivable - $26.3 million, deposit premium
- $5.0 million, and premises and equipment - $2.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999

Total assets increased to $529.9 million at March 31, 2000 from $292.3 million at September 30, 1999. Earning assets increased to $493.6 million at March 31, 2000 from $276.9 million at September 30, 1999, reflecting the acquisition of Green Street on November 30, 1999 and the Triangle branch purchases on February 18, 2000.

Interest-bearing overnight deposits in financial institutions was $42.5 million at March 31, 2000, compared to $4.0 million at September 30, 1999. A portion of these funds are a residual of the Triangle branch purchase funding and will be invested into loans and securities going forward. Overnight funds are primarily used to support the liquidity management activities and daily operations of the Bank. The Bank has implemented various investment strategies to increase its regulatory liquidity levels, including the securitization of certain mortgage loans previously held for sale into mortgage-backed securities. As a result, the mortgage-backed securities portfolio increased to $107.6 million at March 31, 2000, compared to $56.3 million at September 30, 1999.

Combined with the above referenced acquisitions and seasonal growth (net of securitizations), loans held for sale increased to $28.1 million at March 31, 2000 from $13.5 million at September 30, 1999, while loans held for investment increased to $298.4 million at March 31, 2000 from $198.6 million at September 30, 1999. To support the risk associated with its loan portfolio growth, the Bank has increased its reserves for potential loan losses to $4.7 million at March 31, 2000 from $3.3 million at September 30, 1999, or 1.4% and 1.5% of loans outstanding at the end of each respective period. Earning assets amounted to 93.2% of total assets at March 31, 2000, compared to 94.7% at September 30, 1999.

Total interest-bearing liabilities increased to $471.0 million at March 31, 2000 from $235.9 million at September 30, 1999. Total deposits increased to $466.1 million at March 31, 2000 from $234.6 million at September 30, 1999, reflecting both the Green Street and Triangle acquisitions. Borrowings, in the form of repurchase agreements, increased to $4.9 million at March 31, 2000 from $1.3 million at September 30, 1999, representing growth in cash management accounts for commercial banking customers.

Stockholders' equity was $45.9 million at March 31, 2000, compared to $48.8 million at September 30, 1999 (see "Consolidated Statements of Stockholders' Equity"). At March 31, 2000, the Company's equity to assets ratio was 8.7%, compared to 16.7% at September 30, 1999, reflecting the leveraging effect of the Green Street and Triangle acquisitions. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $41.9 million at March 31, 2000, substantially in excess of all regulatory capital requirements (see "Liquidity and Capital Resources").

During the three months ended March 31, 2000, the Company purchased 98,627 shares of its common stock through open market and private purchases, totaling approximately $1.8 million, pursuant to a stock repurchase plan adopted by the board of directors. These shares are being held as treasury stock, at cost. At March 31, 2000, treasury shares were 977,608 totaling $18.8 million, compared to 813,503 shares totaling $15.8 million at September 30, 1999.

On March 16, 2000 the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable April 21, 2000 to stockholders of record as of April 4, 2000. This dividend payment is the Company's twelfth consecutive quarterly cash dividend and represents a payout ratio of 37.0% of the consolidated earnings for the three months ended March 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL. Net income for the three and six months ended March 31, 2000 was $854,000 and $1.7 million, compared to $800,000 and $1.6 million for the three and six months ended March 31, 1999. Earnings per share for the three and six months ended March 31, 2000 was $0.27 and $0.52 per share, respectively, compared to $0.22 and $0.44 per share for the three and six months ended March 31, 1999, reflecting the impact of the stock repurchase program discussed above.

INTEREST INCOME. Interest income increased to $9.2 million and $16.0 million for the three and six months ended March 31, 2000, from $5.6 million and $11.3 million for the three and six months ended March 31, 1999. This increase is primarily attributable to the growth of interest- earning assets from the Green Street and Triangle acquisitions. Average interest-earning assets were $454.6 million and $388.6 million, respectively, for the three and six months ended March 31, 2000, compared to $281.2 million and $277.5 million for the three and six months ended March 31, 1999. The yield on average interest-earning assets was 8.1% and 8.2% for the three and six months ended March 31, 2000, compared to 8.0% and 8.2% for the three and six months ended March 31, 1999.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $4.7 million and $7.9 million for the three and six months ended March 31, 2000, from $2.5 million and $4.9 million for the three and six months ended March 31, 1999, reflecting the growth in interest- bearing liabilities from the Green Street and Triangle acquisitions. Average interest-bearing liabilities increased to $425.1 million and $350.6 million for the three and six months ended March 31, 2000, from $230.0 million and $225.6 million for the three and six months ended March 31, 1999. The effective cost of average interest-bearing liabilities increased to 4.4% and 4.5%, respectively, for the three and six months ended March 31, 2000, from 4.2% and 4.3% for the three and six months ended March 31, 1999. The Bank's checking account base increased to $119.1 million at March 31, 2000, from $53.5 million at September 30, 1999, reflecting lower costing core banking deposits acquired in the Green Street and Triangle acquisitions.

NET INTEREST INCOME. Net interest income increased to $4.5 million and $8.1 million for the three and six months ended March 31, 2000, from $3.2 million and $6.4 million for the three and six months ended March 31, 1999. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 3.7% and 3.8%, respectively, for the three and six months ended March 31, 2000, compared to 3.8%, respectively, for both the three and six months ended March 31, 1999. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.0% and 4.2%, respectively, for the three and six months ended March 31, 2000, compared to 4.5% and 4.6%, respectively, for the three and six months ended March 31, 1999.

PROVISION FOR LOAN LOSSES. During the three and six months ended March 31, 2000, the Bank recorded provisions for loan losses of $200,000 and $427,000, respectively. During the three months ended March 31, 1999 the Bank recorded no provisions for loan losses, but recorded $50,000 in the six months ended March 31, 1999. During the current periods, provisions were charged to operations to absorb potential losses on loans acquired from Green Street and Triangle that may become uncollectible. Increases or decreases in the provision and resulting reserves are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. At March 31, 2000, the Bank had $4.7 million of reserves for loan losses, representing 1.4% of total loans outstanding. The Bank believes the current level of its reserves for loan losses is adequate to provide for possible future losses; however, there are no assurances that possible future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $815,000 and $1.4 million for the three and six months ended March 31, 2000, compared $736,000 and $1.5 million for the three and six months ended March 31, 1999. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The Bank recorded no gains from sales of loans and mortgage- backed securities during the three and six months ended March 31, 2000, compared to $180,000 and $412,000 during the three and six months ended March 31, 1999.

NONINTEREST EXPENSE. Noninterest expenses were $3.6 million and $6.3 million for the three and six months ended March 31, 2000, compared to $2.6 million and $5.1 million for the three and six months ended March 31, 1999. The largest component of these expenses, compensation and fringe benefits, was $2.3 million and $4.0 million for the three and six months ended March 31, 2000, compared to $1.7 million and $3.5 million for the three and six months ended March 31, 1999. This increase is primarily attributable to a 46.2% increase in personnel resulting from the Green Street and Triangle acquisitions, as full-time equivalent employees increased to 193 at March 31, 2000 from 132 at September 30, 1999.

Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in earning assets and deposits. In addition, the Bank has recognized certain of these noninterest expenses primarily resulting from the consummation of the Green Street and Triangle acquisitions, as well as completing the name change to First South Bank.

INCOME TAXES. Income tax expense was $628,000 and $1.2 million for the three and six months ended March 31, 2000, compared to $561,000 and $1.2 million for the three and six months ended March 31, 1999. The changes in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 2000, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 2000, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $210.1 million, or 39.7% of total assets, compared to $83.7 million at September 30, 1999, or 28.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk- weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2000 and September 30, 1999.

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

YEAR 2000 COMPLIANCE

Neither the Company nor the Bank have experienced any problems related to the Year 2000 ("Y2K").

Much information was published about the global computer crash that could occur in the year 2000. Many computer programs that only distinguish two digits of the year entered were expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or were expected to be unable to compute payment, interest or delinquency. In compliance with regulatory guidelines, the Bank formed a Y2K committee to evaluate the effects the century date change could have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan and contingency plan were developed to insure that problems and disruptions related to the Y2K issue were minimized.

All material data processing functions of the Bank that could have been impacted by Y2K are provided by a national third party service bureau, Bisys, Inc. ("Bisys"). Bisys dedicated significant resources in assuring its systems were Y2K compliant and in developing a comprehensive testing and verification program. The Bisys client test facility provided the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces. All Bank user departments successfully completed an extensive Y2K testing program for all applications to assure validation of the century date changes and testing of the century date rollover from December 31, 1999 to January 3, 2000. Additional testing also took place with all other external mission critical information systems and relationships with which the Bank exchanges data or information. The Bank believes this readiness is a direct result of no uninterrupted operations related to Y2K.

In addressing Y2K, the Bank used its current internal staff with limited reliance on outside resources. Bisys provided remediated software at no expense to the Bank and no major system or software needs replacing due to Y2K. As a result, no additional Y2K related costs were recorded during the three months ended March 31, 2000. The Bank believes the cost of addressing the Y2K issue had no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

In addition, the Bank believes it will incur no additional costs relating to the Y2K issue. The Bank will continue to monitor its data processing systems and its customers and vendors to insure preparedness for any unprecedented delayed Y2K related problems.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on February 17, 2000, the following matters were submitted to a vote of stockholders with the following results:

     A.   The election of directors:

          Name                                 For                   Withheld
          ----                              ---------                --------
          Three-Year Terms:
          Edmund T. Buckman, Jr.            3,052,736                 11,517
          Frederick N. Holscher             3,051,214                 13,039
          Frederick H. Howdy                3,055,736                  8,517

          Two-Year Term:
          H. D. Reaves, Jr.                 3,048,425                 15,828

     B. Amendment of the Company's Articles of Incorporation to change the corporate name from NewSouth Bancorp, Inc. to First South Bancorp,
          Inc.:

          For              Against           Abstain
          ---              -------           -------
          3,051,504        4,179             8,570

     C. Amendment to the NewSouth Bancorp, Inc. 1997 Stock Option Plan to increase the number of shares available for option grants from 436,425 to 787,348:

          For              Against           Abstain           Non-Voting
          ---              -------           -------           ----------
          2,200,791        168,111           16,106            679,245

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K:

     1. A Form 8-K/A was filed on February 11, 2000 under Item 7: Financial Statements and Exhibits, amending a Form 8-K filed on December 1, 1999, to include pro forma financial information for the Green Street acquisition.

     2. A Form 8-K was filed on February 25, 2000 under Item 2: Acquisition or Disposition of Assets, reporting the Company had completed the purchase of branch offices from Triangle Bank.

     3. A Form 8-K was filed on March 21, 2000 under Item 5: Other Events, reporting the Company had amended its Articles of Incorporation to change its name from NewSouth Bancorp, Inc. to First South Bancorp, Inc.

     4. A Form 8-K was filed on March 30, 2000 under Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% (168,840 shares) of its issued and outstanding shares of common stock.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST SOUTH BANCORP, INC.

Date:       May 10, 2000                /s/ William L. Wall
                                        -------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:       May 10, 2000                /s/ Kristie W. Hawkins
                                        ----------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)