Form 10-Q
period 2000-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2000-07-26
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

 [X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .
                               --------    --------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                  VIRGINIA                              56-1999749
     -------------------------------               -------------------
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

Yes [X]     No [ ]

Number of shares of common stock outstanding as of July 21, 2000: 3,195,374

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as
          of June 30, 2000 (unaudited) and September 30, 1999                  1

          Consolidated Statements of Operations for the Three
          and Nine Months Ended June 30, 2000 and 1999 (unaudited)             2

          Consolidated Statements of Stockholders' Equity for
          the Nine Months Ended June 30, 2000 (unaudited)                      3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 2000 and 1999 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)               5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.    Other Information                                                  12

Item 6.    Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                    13

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 JUNE 30      SEPTEMBER 30
                                                                    2000              1999
                                                            ------------      ------------
ASSETS                                                       (UNAUDITED)
Cash and due from banks                                     $ 15,099,587      $  5,375,856
Interest-bearing deposits in financial institutions            4,958,291         4,034,076
Investment securities - available for sale                    31,123,730         3,024,531
Mortgage-backed securities - available for sale              105,851,786        56,325,868
Loans receivable, net:
  Held for sale                                               32,155,597        13,481,714
  Held for investment                                        318,526,233       198,572,216
Premises and equipment, net                                    7,945,642         3,575,974
Deferred income taxes                                          3,030,079         2,314,930
Real estate owned                                                361,151           591,144
Federal Home Loan Bank of Atlanta stock, at cost               2,651,300         1,460,200
Accrued interest receivable                                    3,199,686         2,022,055
Intangible assets                                              5,545,562           209,090
Other assets                                                   1,827,526         1,317,817
                                                            ------------      ------------

     Total assets                                           $532,276,170      $292,305,471
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                    $112,424,010      $ 53,525,231
  Savings                                                     22,829,690         7,220,337
  Large denomination certificates of deposit                  50,329,048        31,399,212
  Other time                                                 282,185,282       142,473,215
                                                            ------------      ------------
     Total deposits                                          467,768,030       234,617,995
Borrowed money                                                 8,771,273         1,318,340
Accrued interest payable                                         459,024            81,081
Income taxes payable                                                --              67,779
Advance payments by borrowers for property taxes and
  insurance                                                      768,318            89,067
Other liabilities                                             11,260,648         7,368,176
                                                            ------------      ------------
     Total liabilities                                       489,027,293       243,542,438

Common stock, $.01 par value, 8,000,000 shares authorized,
  4,364,044 shares issued and outstanding                         43,640            43,640
Additional paid in capital                                    44,174,310        44,232,010
Retained earnings, substantially restricted                   25,733,522        24,197,767
Treasury stock at cost, 1,163,570 and 813,503 shares         (22,236,595)      (15,770,962)
Unearned ESOP shares, 219,627 and 226,350                     (2,196,270)       (2,263,500)
Deferred stock awards                                               --            (783,392)
Accumulated other comprehensive (loss), net                   (2,269,730)         (892,530)
                                                            ------------      ------------
     Total stockholders' equity                               43,248,877        48,763,033
                                                            ------------      ------------

     Total liabilities and stockholders' equity             $532,276,170      $292,305,471
                                                            ============      ============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  JUNE 30                       JUNE 30
                                                        --------------------------    --------------------------
                                                               2000           1999           2000           1999
                                                        --------------------------    --------------------------
Interest income:
  Interest and fees on loans                            $ 7,471,944    $ 4,966,334    $20,399,777    $14,459,317
  Interest and dividends on investments and deposits      2,626,731        969,045      5,682,401      2,752,242
                                                        -----------    -----------    -----------    -----------
           Total interest income                         10,098,675      5,935,379     26,082,178     17,211,559
                                                        -----------    -----------    -----------    -----------

Interest expense:
  Interest on deposits                                    5,195,299      2,316,870     12,619,502      6,883,531
  Interest on borrowings                                     45,615        182,916        472,313        485,565
                                                        -----------    -----------    -----------    -----------
           Total interest expense                         5,240,914      2,499,786     13,091,815      7,369,096
                                                        -----------    -----------    -----------    -----------

Net interest income before provision for possible
  loan losses                                             4,857,761      3,435,593     12,990,363      9,842,463
Provision for  possible loan losses                         250,000           --          677,000         50,000
                                                        -----------    -----------    -----------    -----------
           Net  interest income                           4,607,761      3,435,593     12,313,363      9,792,463
                                                        -----------    -----------    -----------    -----------

Other income:
  Loan fees and service charges                             603,717        314,786      1,267,359        929,721
  Loan servicing fees                                       209,978        168,841        556,311        546,812
  Gain on sale of real estate, net                             --            2,772        105,358         41,420
  Gain on sale of mortgage loans and mortgage-
      backed securities                                          17        120,718             17        533,182
  Other  income                                             239,071         77,928        553,817        179,580
                                                        -----------    -----------    -----------    -----------
           Total other income                             1,052,783        685,045      2,482,862      2,230,715
                                                        -----------    -----------    -----------    -----------

General and administrative expenses:
  Compensation and fringe benefits                        2,352,401      1,698,507      6,399,130      5,186,793
  Federal insurance premiums                                 21,502         30,734         71,461         90,981
  Premises and equipment                                    394,050        121,156        980,859        349,484
  Advertising                                                49,817         27,642        144,777        103,855
  Payroll and other taxes                                   227,745        157,330        527,728        419,877
  Other                                                   1,012,858        539,138      2,208,490      1,559,166
                                                        -----------    -----------    -----------    -----------
           Total general and administrative expenses      4,058,373      2,574,507     10,332,445      7,710,156
                                                        -----------    -----------    -----------    -----------

Income before income taxes                                1,602,171      1,546,131      4,463,780      4,313,022

Income taxes                                                699,322        761,618      1,896,309      1,920,645
                                                        -----------    -----------    -----------    -----------

NET INCOME                                              $   902,849    $   784,513    $ 2,567,471    $ 2,392,377
                                                        -----------    -----------    -----------    -----------

Basic earnings per share                                $      0.30    $      0.23    $      0.81    $      0.67
                                                        -----------    -----------    -----------    -----------
Diluted earnings per share                              $      0.30    $      0.23    $      0.81    $      0.67
                                                        -----------    -----------    -----------    -----------
Dividends per share                                     $      0.13    $      0.07    $      0.33    $      0.21
                                                        -----------    -----------    -----------    -----------
Average number of common shares outstanding Basic         3,035,340      3,439,285      3,164,459      3,595,206
Average number of common shares outstanding Diluted       3,056,067      3,439,285      3,165,716      3,595,206

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2000
(unaudited)

                                                                                                           Accumulated
                                                        Retained                                              Other
                                           Additional   Earnings,                  Unearned     Deferred  Comprehensive
                                 Common     Paid-in   Substantially  Treasury        ESOP        Stock    Income (Loss),
                                 Stock      Capital    Restricted      Stock        Shares       Awards        Net         Total
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------
Balance September 30, 1999     $ 43,640  $44,232,010  $24,197,767  $(15,770,962) $(2,263,500)  $(783,392)  $  (892,530) $48,763,033

Net income                                              2,567,471                                                         2,567,471

Other comprehensive loss, net
  of taxes                                                                                                  (1,377,200) (1,377,200)

MRP amortization                            (57,700)                                              783,392                   725,692

Acquisition of treasury shares                                       (6,465,633)                                        (6,465,633)

Dividends ($.10 per share)                            (1,031,716)                                                       (1,031,716)

Release of ESOP shares                                                                 67,230                                67,230
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------

Balance June 30, 2000          $ 43,640  $ 4,174,310  $25,733,522  $(22,236,595) $(2,196,270)  $        0  $(2,269,730) $43,248,877
                               --------  -----------  -----------  ------------- ------------  ----------  ------------ -----------

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                        Six Months Ended
                                                                                            March 31
                                                                                ------------------------------
                                                                                         2000             1999
                                                                                ------------------------------
Operating activities:
     Net Income                                                                 $   2,567,471     $   2,392,377
     Adjustments to reconcile net income to net cash used
         in operating activities:
             Provision for loan losses                                                677,000            50,000
             Depreciation                                                             299,534           212,617
             ESOP compensation                                                         67,230           146,496
             MRP compensation                                                         725,692         1,007,169
             Accretion of discounts on securities                                     (31,062)              279
             Gain on disposal of real estate acquired in settlement of loans         (102,594)          (41,420)
             Gain on sale of loans and mortgage-backed securities                         (17)         (533,182)
             Originations of loans held for sale, net                             (39,665,989)      (54,221,698)
             Proceeds from sale of loans held for sale                                   --          36,671,185
             Other operating activities                                             2,863,598          (908,058)
                                                                                -------------     -------------
                 Net cash used in operating activities                            (32,599,137)      (15,224,235)
Investing activities:
     Proceeds from maturities of securities available for sale                      3,000,000              --
     Purchases of investment securities                                           (31,471,312)             --
     Proceeds from principal repayments and sales of
         mortgage-backed securities available for sale                              5,093,249        12,604,820
     Loan originations, net of principal repayments of loans
         held for investment                                                       (4,857,211)      (14,422,131)
     Proceeds from disposal of premises and equipment and
         real estate acquired in settlement of loans                                  675,191           625,327
     Purchase FHLB stock                                                              (43,600)          (96,400)
     Purchases of premises and equipment                                             (657,220)         (272,746)
     Net cash to purchase Green Street Financial Corporation                      (26,530,907)             --
     Acquisition of Triangle branches                                             113,398,422              --
                                                                                -------------     -------------
                 Net cash provided (used) in investing activities                  58,606,612        (1,561,130)
Financing activities:
     Net increase in deposit accounts                                             (12,634,644)       13,942,409
     Proceeds from FHLB borrowings                                                 87,700,000        61,000,000
     Repayments of FHLB borrowings                                                (82,700,000)      (56,500,000)
     Treasury stock purchased                                                      (6,465,633)       (7,819,622)
     Cash dividends paid                                                           (1,031,716)         (757,502)
     Net change in repurchase agreements                                             (227,536)       (1,111,623)
                                                                                -------------     -------------
                 Net cash provided (used) by financing activities                 (15,359,529)        8,753,662
                                                                                -------------     -------------

Increase (decrease) in cash and cash equivalents                                   10,647,946        (8,031,703)

Cash and cash equivalents, beginning of period                                      9,409,932        17,011,841
                                                                                -------------     -------------

Cash and cash equivalents, end of period                                        $  20,057,878     $   8,980,138
                                                                                =============     =============

Supplemental disclosures:
     Real estate acquired in settlement of loans                                $     328,291     $     766,717
     Exchange of loans for mortgage-backed securities                           $  56,511,323     $  40,125,838

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS

First South Bancorp, Inc. (the"Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating the Bank as a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina.

The common stock of the Company is traded on the Nasdaq Amex System under the symbol "FSBK".

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000.

NOTE 3.   EARNINGS PER SHARE

The Company's earnings per share for the three and nine month periods ended June 30, 2000 are based on basic weighted average shares of 3,035,340 and 3,164,459, respectively, and diluted weighted average shares of 3,056,067 and 3,165,716, respectively, of common stock outstanding, excluding ESOP stock award plan shares not committed to be released and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The dilutive effect of the Company's outstanding stock option plan shares on earnings per share calculations for the three and nine month periods ended June 30, 2000 was less than one cent per share.

NOTE 4.   DIVIDENDS DECLARED

On June 15, 2000, the Board of Directors declared a cash dividend of $0.13 per share payable July 21, 2000 to stockholders of record as of July 5, 2000. This dividend payment represents a 30% payment rate increase, a payout ratio of 43.3% of the consolidated earnings for the quarter ended June 30, 2000 and is the Company's thirteenth consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and nine month periods ended June 30, 2000 and 1999 is as follows:

                                         Three Months Ended              Nine Months Ended
                                               June 30,                        June 30,
                                     2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
Net income                           $   902,849     $   784,513     $ 2,567,471     $ 2,392,377
Reclassification of gains
  recognized in net income                   (17)       (120,718)            (17)       (138,881)
Gains (losses) unrealized,
  net of income taxes                    261,372        (707,302)     (1,377,200)       (856,492)
                                     -----------     -----------     -----------     -----------
Other comprehensive income (loss)        261,355        (828,020)     (1,377,217)       (995,373)
                                     -----------     -----------     -----------     -----------
Comprehensive income (loss)          $ 1,164,204     $   (43,507)    $ 1,190,254     $ 1,397,004
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

NOTE 7.   SIGNIFICANT ACTIVITIES.

On November 30, 1999, the Company consummated the acquisition of Green Street Financial Corp ("Green Street"). Summary financial information related to the Green Street acquisition is as follows (unaudited): assets - $162.2 million; loans receivable - $125.4 million; deposits - $101.7 million; and goodwill - $288,000. See Form 10-Q for the quarterly period ended December 31, 1999 for additional information.

On February 18, 2000, the Bank completed the purchase of six Triangle Bank ("Triangle") branch offices. Summary financial information related to the Triangle branches purchase is as follows (unaudited): deposits - $147.5 million; cash and other assets - $113.4 million; loans receivable - $26.3 million; deposit premium - $5.0 million; and premises and equipment - $2.8 million. See Form 10-Q for the quarterly period ended March 31, 2000 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating the Bank as a commercial banking business. Therefore, this discussion focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999

Total assets were $532.3 million at June 30, 2000, compared to $292.3 million at September 30, 1999. Total earning assets increased 78.9% to $495.3 million at June 30, 2000, from $276.9 million at September 30, 1999, reflecting the Green Street acquisition and the Triangle branches purchase. Interest-bearing overnight deposits in financial institutions were $5.0 million at June 30, 2000, compared to $4.0 million at September 30, 1999. Overnight funds are primarily used to support the Bank's daily liquidity management activities and operations. In order to support its growth, the Bank has implemented various investment strategies to increase its regulatory liquidity levels. During the nine month period ended June 30, 2000, the Bank increased its investment securities portfolio to $31.1 million at June 30, 2000, from $3.0 million at September 30, 1999. During this period, the Bank also securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $105.9 million at June 30, 2000, compared to $56.3 million at September 30, 1999.

Combined with the above referenced acquisitions and internal growth (net of securitizations), loans held for sale increased to $32.2 million at June 30, 2000, from $13.5 million at September 30, 1999. The above acquisitions and favorable retail consumer and commercial loan demand have resulted in an increase in loans held for investment to $318.5 million at June 30, 2000, from $198.6 million at September 30, 1999. To support the risk associated with loan portfolio growth, the Bank has increased its reserves for probable loan losses to $4.9 million at June 30, 2000, from $3.3 million at September 30, 1999, or 1.4% and 1.5% of loans outstanding at the end of each respective period. Earning assets amounted to 92.9% of total assets at June 30, 2000, compared to 94.7% at September 30, 1999.

Total interest-bearing liabilities increased to $476.5 million at June 30, 2000, from $235.9 million at September 30, 1999. Total deposits increased 99.4% to $467.8 million at June 30, 2000, from $234.6 million at September 30, 1999, reflecting the Green Street acquisition and the Triangle branches purchase. Borrowings increased to $8.8 million at June 30, 2000, from $1.3 million at September 30, 1999, supporting the growth in earning assets and banking operations during the period.

Stockholders' equity was $43.2 million at June 30, 2000, compared to $48.8 million at September 30, 1999. See "Consolidated Statements of Stockholders' Equity". At June 30, 2000, the Company's equity to assets ratio was 8.1% compared to 16.7% at September 30, 1999, reflecting the leveraging effect of the Green Street acquisition and the Triangle branches purchase. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $42.6 million at June 30, 2000, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

During the nine months ended June 30, 2000, the Company purchased 350,067 shares of its common stock through open market and private purchases, totaling approximately $6.5 million, pursuant to stock repurchase plans adopted by the board of directors. These shares are being held as treasury stock, at cost. At June 30, 2000, treasury shares were 1,163,570 totaling $22.2 million, compared to 813,503 shares totaling $15.8 million at September 30, 1999.

On June 15, 2000, the board of directors of the Company declared a quarterly cash dividend of $0.13 per share, payable July 21, 2000 to stockholders of record of July 5, 2000. This dividend payment is the Company's thirteenth consecutive quarterly cash dividend, represents a 30% payment rate increase and a payout ratio of 43.3% of the consolidated earnings for the three months ended June 30, 2000.

COMPARISON OF OPERATING RESULTS - THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net income for the three and nine months ended June 30, 2000 was $903,000 and $2.6 million, compared to $785,000 and $2.4 million for the three and nine months ended June 30, 1999. Earnings per share for the three and nine months ended June 30, 2000 was $0.30 and $0.81 per share, compared to $0.23 and $0.67 per share for the three and nine months ended June 30, 1999, reflecting the Company's growth and the impact of the above stock repurchases.

INTEREST INCOME. Interest income increased to $10.1 million and $26.1 million for the three and nine months ended June 30, 2000, from $5.9 million and $17.2 million for the three and nine months ended June 30, 1999. This increase is primarily attributable to the Bank's internal growth and the Green Street acquisition and Triangle branches purchase. Average interest-earning assets were $490.3 million and $418.8 million for the three and nine months ended June 30, 2000, compared to $283.2 million and $278.8 million for the three and nine months ended June 30, 1999. The yield on average interest-earning assets was 8.2% and 8.3% for the three and nine months ended June 30, 2000 , compared to 8.4% and 8.2% for the three and nine months ended June 30, 1999.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $5.2 million and $13.1 million for the three and nine months ended June 30, 2000, from $2.5 million and $7.4 million for the three and nine months ended June 30, 1999, reflecting the growth in interest-bearing liabilities from the Green Street acquisition and the Triangle branches purchase. Average interest-bearing liabilities increased to $468.2 million and $385.6 million for the three and nine months ended June 30, 2000, from $235.8 million and $228.4 million for the three and nine months ended June 30, 1999. The effective cost of average interest-bearing liabilities increased to 4.5% for both the three and nine months ended June 30, 2000, from 4.2% and 4.3% for the three and nine months ended June 30, 1999. The Bank's checking account base increased to $112.4 million at June 30, 2000, from $53.5 million at September 30, 1999, reflecting core banking deposits acquired in the Green Street acquisition and the Triangle branches purchase.

NET INTEREST INCOME. Net interest income increased to $4.9 million and $13.0 million for the three and nine months ended June 30, 2000, from $3.4 million and $9.8 million for the three and nine months ended June 30, 1999. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 3.7% and 3.8%for the three and nine months ended June 30, 2000, compared to 4.2% and 3.9% for the three and nine months ended June 30, 1999. The decline in the interest rate spread during the current periods has been pressured by the raising of interest rates by the Federal Reserve, which has the effect of reducing the Bank's interest rate spread as the cost of deposits rises faster than the yield on loans. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.0% and 4.1% for the three and nine months ended June 30, 2000, compared to 4.9% and 4.7% for the three and nine months ended June 30, 1999.

PROVISION FOR LOAN LOSSES. During the three months ended June 30, 2000, the Bank recorded provisions for loan losses of $250,000, compared to no provisions during the three months ended June 30, 1999. During the nine months ended June 30, 2000 and 1999, the Bank recorded provisions for loan losses of $677,000 and $50,000, respectively. During the current period, provisions were charged to operations to absorb probable losses on loans acquired from Green Street and Triangle that may become uncollectible. Increases or decreases in the provision and resulting reserves are based upon a review and classification of the Bank's loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. At June 30, 2000, the Bank had $4.9 million of loan loss reserves, representing 1.4% of total loans outstanding. The Bank believes the current level of its loan loss reserves is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $1.1 million and $2.5 million for the three and nine months ended June 30, 2000, compared to $685,000 and $2.2 million for the three and nine months ended June 30, 1999. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The Bank recorded no gains from the sale of loans and mortgage-backed securities during the three and nine months ended June 30, 2000, compared to $121,000 and $533,000 during the three and nine months ended June 30, 1999.

NONINTEREST EXPENSE. Noninterest expenses were $4.0 million and $10.3 million for the three and nine months ended June 30, 2000, compared to $2.6 million and $7.7 million for the three and nine months ended June 30, 1999. The largest single component of these expenses, compensation and fringe benefits, was $2.4 million and $6.4 million for the three and nine months ended June 30, 2000, compared to $1.7 million and $5.2 million for the three and nine months ended June 30, 1999. This increase is primarily attributable to a 52.3% increase in personnel resulting from the Green Street acquisition and the Triangle branches purchase, as full-time equivalent employees increased to 201 at June 30, 2000 from 132 at September 30, 1999.

Other noninterest expenses including premises and equipment, repairs, printing, advertising and office supplies have also grown proportionately with the growth in assets and deposits. In addition, the Bank recognized certain of these noninterest expenses during the three and nine months ended June 30, 2000, as it continued to integrate the Green Street and Triangle branch offices into its branch operating system.

INCOME TAXES. Income tax expense was $699,000 and $1.9 million for the three and nine months ended June 30, 2000, compared to $762,000 and $1.9 million for the three and nine months ended June 30, 1999. The changes in the amounts of income tax provisions reflects the changes in pretax income, the application of permanent and temporary differences, and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2000, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 2000, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $191.8 million, or 36.0% of total assets, compared to $83.7 million at September 30, 1999, or 28.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2000 and September 30, 1999.

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

YEAR 2000 COMPLIANCE

Neither the Company nor the Bank have experienced any problems related to the Year 2000 ("Y2K") issue. Much information was published about the global computer problems that could occur in the year 2000. Many computer programs that only distinguish two digits of the year entered were expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or were expected to be unable to compute payment, interest or delinquency. In compliance with regulatory guidelines, the Bank formed a Y2K committee to evaluate the effects the century date change could have on all current systems and to assess the potential risks associated with the Y2K issue. A formal Y2K strategic plan and contingency plan were developed to insure that problems and disruptions related to the Y2K issue were minimized.

All material data processing functions of the Bank that could have been impacted by Y2K are provided by a national third party service bureau, Bisys, Inc. ("Bisys"). Bisys dedicated significant resources in assuring its systems were Y2K compliant and in developing a comprehensive testing and verification program. The Bisys client test facility provided the Bank with end-to-end testing capabilities of all its hardware, software and related interfaces. All Bank user departments successfully completed testing their system applications, assuring validation of the century date change and system readiness. Additional testing also took place with all other external mission critical information systems and relationships with which the Bank exchanges data or information. The Bank believes this readiness is the direct result of no uninterrupted operations related to Y2K.

In addressing Y2K, the Bank used its current internal staff with limited reliance on outside resources. Bisys provided remediated host system software at no expense to the Bank. No major system or software needs replacing due to Y2K. As a result, no additional Y2K related costs were recorded during the three months ended June 30, 2000. The Bank believes the cost of addressing the Y2K issue had no material impact on its results of operations, liquidity, capital resources, or uncertainty that would cause its reported financial condition not to be necessarily indicative of future operating results or financial condition.

In addition, the Bank believes it will incur no additional costs relating to the Y2K issue. The Bank will continue to monitor its data processing systems and its customers and vendors to insure preparedness for any unprecedented delayed Y2K related problems.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

ITEM 2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K:

               1. A Form 8-K/A was filed on May 3, 2000 under Item 7: Financial Statements and Exhibits, amending a Form 8-K filed on February 18, 2000, to include pro forma financial information for the Triangle branches purchase.

               2. A Form 8-K was filed on June 20, 1999 under Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a program to repurchase an additional 5% (160,400 shares) of its issued and outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST SOUTH BANCORP, INC.

Date:      July 26, 2000                /s/ William L. Wall
                                        -------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:      July 26, 2000                /s/ Kristie W. Hawkins
                                        ----------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)