Form 10-K405
period 2000-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2000-12-22
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Virginia                                            56-1999749
-------------------------------                          -----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1311 Carolina Avenue, Washington, North Carolina               27889-2047
------------------------------------------------         -----------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 7, 2000, the aggregate market value of the 2,251,777 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $52.1 million based on the closing sale price of $23.125 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 7, 2000:  3,101,559.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000. (Parts II and IV)
     2. Portions of Proxy Statement for 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

     First South Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and investing the portion of the net stock conversion proceeds retained by it.

     First South Bank. The Bank is a North Carolina-chartered commercial bank headquartered in Washington, North Carolina and serves eastern North Carolina. The Bank was chartered by the State of North Carolina in 1902 under the name The Home Building and Loan Association. The Bank received federal insurance of its deposits in 1959. In 1992, the Bank converted to a North Carolina-chartered savings bank, at which time it adopted the name Home Savings Bank, SSB. Upon completion of the bank conversion in April 1997, the Bank became a North Carolina-chartered commercial bank and adopted the name NewSouth Bank. In December 1999, the Bank changed its name to First South Bank.

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

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Cumberland, Edgecombe, Lenoir, Nash, Pasquotank, Pitt and Robeson Counties in North Carolina, which are the counties in which the Bank's offices are located. As of September 30, 2000, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

     The economy of the Company's primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. Major employers in the area include Weyerhaeuser Company, Dupont, Abbott Laboratories, East Carolina University, Pitt Memorial Hospital, Kelly Springfield Tire Company, Fort Bragg, Pope Air Force Base, Converse, Campbell Soup and Kaiser-Roth Hosiery. The unemployment rate in the Company's market area is equivalent to the national average and the unemployment rate for the State of North Carolina.

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $372.3 million at September 30, 2000, representing 66.5% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At September 30, 2000, $135.6 million, or 35.3% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's construction loans totaled $29.3 million, or 7.6% of the Company's gross loan portfolio, at September 30, 2000. The Company also originates a significant amount of commercial real estate loans. At September 30, 2000, commercial real estate loans amounted to $103.0 million, or 26.8% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At September 30, 2000, commercial business loans totaled $34.9 million, or 9.1% of the Company's gross loan portfolio, and consumer loans totaled $75.0 million, or 19.5% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential and commercial real estate loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At September 30, 2000, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                           At September 30,
                                   -------------------------------------------------------------------------------------------------
                                         2000                1999                1998                1997                1996
                                   ----------------    ----------------    ----------------    ----------------    -----------------
                                    Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
                                                                        (Dollars in thousands)
Residential mortgage loans:
  Single-family residential .....  $135,572    35.3%   $ 62,422    27.2%   $ 91,546    37.8%   $ 67,959    31.7%   $ 58,576    33.7%
  Multi-family residential ......     6,747     1.7         379      .2         848      .4         946      .4         998      .6
  Construction ..................    29,332     7.6      25,809    11.3      27,817    11.5      33,249    15.5      35,240    20.3
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
    Total residential mortgage
       loans ....................   171,651    44.6      88,610    38.7     120,211    49.7     102,154    47.6      94,814    54.6
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Commercial loans:
  Commercial real estate ........   103,027    26.8      68,403    29.9      51,480    21.3      45,990    21.4      31,168    17.9
  Commercial business ...........    34,914     9.1      21,106     9.2      21,823     9.0      16,449     7.7      10,328     6.0
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
    Total commercial loans ......   137,941    35.9      89,509    39.1      73,303    30.3      62,439    29.1      41,496    23.9
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Consumer loans:
  Automobile ....................     5,718     1.5       4,291     1.9       4,575     1.9       4,611     2.2       4,185     2.4
  Savings account loans .........       997      .3         620      .3         470      .2         617      .3         549      .3
  Home equity loans .............    35,845     9.3      23,795    10.4      22,898     9.5      21,665    10.1      17,949    10.3
  Other .........................    32,442     8.4      22,141     9.6      20,443     8.4      22,996    10.7      14,740     8.5
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
    Total consumer loans ........    75,002    19.5      50,847    22.2      48,386    20.0      49,889    23.3      37,423    21.5
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
      Total .....................   384,594   100.0%    228,966   100.0%    241,900   100.0%    214,482   100.0%    173,733   100.0%
                                   --------   =====    --------   =====    --------   =====    --------   =====    --------   =====

Less:
  Loans in process ..............    12,322              13,102              12,930              12,717              15,245
  Deferred fees and discounts ...       903                 513                 606                 731                 456
  Allowance for loan losses .....     5,159               3,297               3,365               3,249               2,351
                                   --------            --------            --------            --------            --------
    Total .......................  $366,210            $212,054            $224,999            $197,785            $155,681
                                   ========            ========            ========            ========            ========

     Loan Maturities. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                          Due After           Due After
                                          1 Through           5 or More
                        Due One         5 Years After        Years After
                     Year or Less     September 30, 2000  September 30, 2000        Total
                     ------------     ------------------  ------------------        -----
                                                  (In thousands)
Real estate loans      $144,149            $103,721            $ 69,541            $317,411
Commercial ......        26,971              13,327                 387              40,685
Other ...........         7,648               6,277                 251              14,176
                       --------            --------            --------            --------
   Total ........      $178,768            $123,325            $ 70,179            $372,272
                       ========            ========            ========            ========

     The following table sets forth at September 30, 2000 the dollar amount of all loans due one year or more after September 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                      Predetermined       Floating or
                          Rates        Adjustable Rates
                      -------------    ----------------
                               (In thousands)

Real estate loans       $148,444           $ 24,813
Commercial ......         11,958              1,758
Other ...........          6,531                 --
                        --------           --------
   Total ........       $166,933           $ 26,751
                        ========           ========

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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended September 30, 2000, 1999 and 1998, these transactions totaled $62.8 million, $86.1 million and $54.1 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

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

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See " -- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $6.6 million at September 30, 2000. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2000, single-family, residential mortgage loans, excluding home improvement loans, totaled $135.6 million, or 35.3% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2000, $74.4 million, or 54.9%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2000, $61.2 million, or 45.1%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At September 30, 2000, $29.3 million, or 7.6%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

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

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2.0 million. At September 30, 2000, multi-family residential and commercial real estate loans totaled $6.7 and $103.0 million, respectively, which amounted to 1.7% and 26.8%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for 15 year terms with interest rates that adjust every one, three or five years based on either the prime rate as quoted in THE WALL STREET JOURNAL plus a negotiated margin of between 0% and 1% for shorter term loans or, for longer term loans, or the Treasury Rate plus a negotiated margin of between 3% and 4.5%, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

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

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At September 30, 2000, commercial business loans totaled $34.9 million, or 9.1% of the Company's gross loan portfolio.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At September 30, 2000, consumer loans totaled $75.0 million, or 19.5% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 90% of the depositor's account balance. The interest rate is normally 3% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2000, loans on certificates of deposit totaled $997,000, or .3% of the Company's total loan portfolio.

     At September 30, 2000, the Company had approximately $35.8 million in home equity line of credit loans, representing approximately 9.3% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 12% to 17%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At September 30, 2000, the Company had a commitment to fund an aggregate of $7.7 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.2 million of credit card loans outstanding, representing .3% of its gross loan portfolio. The Company intends to continue and expand credit card lending, but estimates that at current levels of credit card loans, it makes little or no monthly profit net of service expenses and write-offs.

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

     Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Financial Statements included in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (the "Annual Report").

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

                                                            At September 30,
                                             ---------------------------------------------
                                              2000      1999      1998     1997      1996
                                             ------    ------    ------   ------    ------
                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family ........................   $1,110    $  487    $  323   $  298    $  376
    Construction .........................      258        --       406      916       647
  Commercial real estate .................       --        --        --       16        --
  Commercial business ....................      139        48        25       14         8
  Consumer ...............................      139        33        48       18         3
                                             ------    ------    ------   ------    ------
    Total nonperforming loans ............   $1,646    $  567    $  802   $1,262    $1,034
                                             ======    ======    ======   ======    ======
Percentage of total loans, net ...........      .45%      .27%      .36%     .64%      .66%
                                             ======    ======    ======   ======    ======
Real estate owned ........................   $  220    $  591    $  412   $  358    $  179
                                             ======    ======    ======   ======    ======

     During the year ended September 30, 2000, additional gross interest income of approximately $40,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $28,000.

     At September 30, 2000, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At September 30, 2000, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

     At September 30, 2000, the Company had $1.6 million of nonaccrual loans, which consisted of 16 single-family residential real estate loans totaling $1.1 million, two residential mortgage construction loans totaling $256,000, two commercial business loans totaling $139,000, and seven consumer loans totaling $139,000.

     At September 30, 2000, the Bank had $220,000 of real estate owned, which consisted of three single-family residences.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2000, the Company had $8.2 million in classified assets, including $2.7 million in assets classified as special mention, $4.9 million in assets classified as substandard, $558,000 in assets classified as doubtful and $27,000 in assets classified as loss.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                   Year Ended September 30,
                                        ----------------------------------------------
                                         2000      1999      1998      1997      1996
                                        ------    ------    ------    ------    ------
                                                    (Dollars in thousands)
Balance at beginning of period ......   $3,297    $3,365    $3,249    $2,351    $1,877
                                        ------    ------    ------    ------    ------

Loans charged-off:
  Residential mortgage:
    Single-family ...................       --        --        --        --        44
  Commercial real estate ............       --        --        --        --        --
  Commercial business ...............       58       206       128        --        --
  Consumer ..........................       99        58        74        72        19
                                        ------    ------    ------    ------    ------
Total charge-offs ...................      157       264       202        72        63
                                        ------    ------    ------    ------    ------

Recoveries:
  Residential real estate mortgage:
    Single-family residential .......       --        --        --        33        25
  Commercial ........................       70        65        --        --        --
  Consumer ..........................        9        11         8         6         1
                                        ------    ------    ------    ------    ------
Total recoveries ....................       79        76         8        39        26
                                        ------    ------    ------    ------    ------

Net loans charged-off ...............       78       188       194        33        37
                                        ------    ------    ------    ------    ------

Additions:
Balance transferred in acquisition ..      963        --        --        --        --
Provision for loan losses ...........      977       120       310       931       511
                                        ------    ------    ------    ------    ------
      Total additions ...............    1,940       120       310       931       511
                                        ------    ------    ------    ------    ------

Balance at end of period ............   $5,159    $3,297    $3,365    $3,249    $2,351
                                        ======    ======    ======    ======    ======

Ratio of net charge-offs to average
  loans outstanding during the period      .02%      .08%      .09%      .02%      .02%
                                        ======    ======    ======    ======    ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At September 30,
                         -----------------------------------------------------------------------------------------------------------
                                2000                  1999                  1998                  1997                  1996
                         -------------------   -------------------   -------------------   -------------------   -------------------
                                  Percent of            Percent of            Percent of            Percent of            Percent of
                                   Loans in              Loans in              Loans in              Loans in              Loans in
                                 Category to           Category to           Category to           Category to           Category to
                         Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                         ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                  (Dollars in thousands)
Residential mortgage ... $1,034      44.6%     $1,071      38.7%     $1,071      49.7%     $1,070      47.6%     $1,037      54.6%
Commercial (1) .........  3,125      35.9       1,577      39.1       1,598      30.3       1,456      29.1         879      23.9
Consumer ...............  1,000      19.5         649      22.2         696      20.0         723      23.3         435      21.5
                         ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
   Total allowance for
      loan losses ...... $5,159     100.0%     $3,297     100.0%     $3,365     100.0%     $3,249     100.0%     $2,351     100.0%
                         ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

---------------
(1)  Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2000, the Company's mortgage-backed securities and investment securities portfolio amounted to $108.5 million and $45.2 million, respectively. At such date, the Company had an unrealized loss of $1.3 million, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At September 30, 2000, the Company's mortgage-backed securities amounted to $108.5 million, or 19.4% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At September 30, 2000, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, but because the FHLMC is not a U.S. Government-sponsored enterprise, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $252,700.

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

     At September 30, 2000, mortgage-backed securities with an amortized cost of $110.5 million and a carrying value of $108.5 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. At September 30, 2000, the Bank's mortgage-backed securities had a weighted average yield of 6.84%.

     At September 30, 2000, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 19 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At September 30, 2000, the Company's entire portfolio of investment securities was classified available for sale and amounted to $45.2 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of September 30, 2000, the estimated average life of the Company's investment securities portfolio was approximately one year. In addition, at September 30, 2000, the Company had $2.7 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at September 30, 2000.

                             One Year or Less   One to Five Years  Five to Ten Years More than Ten Years  Total Investment Portfolio
                             -----------------  -----------------  -----------------  -----------------  ---------------------------
                             Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Amortized Average
                               Value    Yield     Value    Yield     Value    Yield     Value    Yield     Value      Cost    Yield
                               -----    -----     -----    -----     -----    -----     -----    -----     -----      ----    -----
                                                                 (Dollars in thousands)
Securities available for sale:
   U.S. government and
      agency  securities ... $     --     --%   $ 30,690   6.55%   $ 14,496   6.57%   $     --     --%   $ 45,186   $ 45,358   6.56%
   Mortgage-backed
      securities ...........       --     --       1,051   6.71       3,464   6.51     104,004   6.85     108,519    110,462   6.84

Securities held to maturity:
   FHLB stock (1) ..........       --     --          --     --          --     --       2,651   7.75       2,651      2,651   7.75
                             --------   ----    --------   ----    --------   ----    --------   ----    --------   --------   ----
      Total ................ $     --     --%   $ 31,741   6.56%   $ 17,960   6.56%   $106,655   6.87%   $156,356   $158,471   6.77%
                             ========   ====    ========   ====    ========   ====    ========   ====    ========   ========   ====

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                      At September 30,
                                              --------------------------------
                                               2000         1999         1998
                                              ------       ------       ------
                                                       (In thousands)
Securities available for sale:
   U.S. government and agency securities     $ 45,186     $  3,024     $  3,108
   Mortgage-backed securities ..........      108,519       56,326       27,017
                                             --------     --------     --------
      Total ............................      153,705       59,350       30,125

Securities held to maturity:
   FHLB stock ..........................        2,651        1,460        1,364
                                             --------     --------     --------
      Total ............................     $156,356     $ 60,810     $ 31,489
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

                                     As of and for the Year Ended September 30,
                            ------------------------------------------------------------
                                   2000                 1999                 1998
                            ------------------   ------------------   ------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                             Amount     Rate      Amount     Rate      Amount     Rate
                            --------   ------    --------   ------    --------   ------
                                          (Dollars in thousands)
Demand accounts:
  Checking ..............   $ 62,322      .26%   $ 31,151      .28%   $ 26,494      .42%
  Money market ..........     48,271     4.29      22,375     3.92      16,379     3.62
Savings accounts ........     22,069     1.49       7,220     1.50       6,398     1.78
                            --------   ------    --------   ------    --------   ------
    Total ...............    132,662     1.93      60,746     1.76      49,271     1.66

Certificate accounts:
  Less than 12 months (1)    112,553     5.99      50,671     5.05      30,155     4.89
  12 - 14 months (1) ....    121,941     6.25      82,655     5.06      66,064     5.70
  15 - 72 months (1) ....    104,786     5.73      40,546     5.44      59,145     5.71
                            --------   ------    --------   ------    --------   ------
    Total ...............    339,280     6.00     173,872     5.15     155,364     5.54
                            --------   ------    --------   ------    --------   ------
Total deposits ..........   $471,942   100.00%   $234,618     4.27%   $204,635     4.58%
                            ========   ======    ========   ======    ========   ======

---------------
(1)  Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of September 30, 2000. At such date, such deposits represented 11.9% of total deposits and had a weighted average rate of 6.1%.

                     Maturity Period
                     ---------------
                      (In thousands)

          Three months or less ...............   $ 1,102
          Over three through six months ......     3,169
          Over six through 12 months .........    36,664
          Over 12 months .....................    15,401
                                                 -------
             Total ...........................   $56,336
                                                 =======

     At September 30, 2000, mortgage-backed securities with an amortized cost of $5.4 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 2000, 1999 and 1998, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                   At or for the Year Ended
                                                                         September 30,
                                                               ----------------------------------
                                                                 2000        1999          1998
                                                                 ----        -----         ----
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances ..........................................     $24,000      $    --      $ 9,500
  Federal funds purchased and securities
    sold under repurchase agreements .....................       6,388      $ 1,318      $ 2,432
Weighted average rate paid on:
  FHLB advances ..........................................        6.94%        0.00%        6.00%
  Federal funds purchased and securities sold under
    agreements to repurchase .............................        4.38%        3.13%        3.33%
Maximum amount of borrowings outstanding at any month end:
  FHLB advances ..........................................     $60,200      $19,000      $10,000
  Federal funds purchased and securities
    sold under repurchase agreements .....................       6,388        2,374        2,652


                                                                   At or for the Year Ended
                                                                         September 30,
                                                               ----------------------------------
                                                                 2000        1999          1998
                                                                 ----        -----         ----
                                                                     (Dollars in thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances ..........................................     $ 9,168      $10,558      $ 1,071
  Federal funds purchased and securities
    sold under repurchase agreements .....................       3,306        1,773        1,918
Approximate weighted average rate paid on: (1)
  FHLB advances ..........................................        6.09%        5.19%        5.90%
  Federal funds purchased and securities
    sold under repurchase agreements .....................        4.30%        2.69%        3.98%

------------
(1)  Based on month-end balances.

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

EMPLOYEES

     As of September 30, 2000, the Bank had 184 full-time and 14 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to nongovernmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time.

     Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 CAMELS under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks must maintain a leverage ratio of at least 4%. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

     In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least 4.0% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or "supplementary capital, items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains of equity securities. The includible amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

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

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                          Adequately                             Significantly
                     Well Capitalized    Capitalized      Undercapitalized     Undercapitalized
                     ----------------    -----------      ----------------     ----------------
Total risk-based
   capital ratio      10.0% or more     8.0% or more       Less than 8.0%       Less than 6.0%
Tier 1 risk-based
   capital ratio       6.0% or more     4.0% or more       Less than 4.0%       Less than 3.0%
Leverage ratio         5.0% or more     4.0% or more*      Less than 4.0%*      Less than 3.0%

-----------
*    3.0% if institution has a composite 1 CAMELS rating.

     A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2000, of $2.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. Reserves equal to 3% must be maintained on transaction accounts between $4.9 million and $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2000, the Bank met its reserve requirements.

     The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the State Banking Commission.

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. Both BIF and SAIF members are assessed an amount for Financing Corporation bond payments. Until December 31, 1999, BIF members were assessed approximately 1.3 basis points while the SAIF rate was approximately 6.4 basis points. As of January 1, 2000, BIF and SAIF members began pro rata sharing of the payment at a rate of 2.43 basis points.

     Although the Bank, as a North Carolina commercial bank, would qualify for insurance of deposits by the BIF of the FDIC, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance. Accordingly, the Bank has remained a member of the SAIF, which insures the deposits of the Bank to a maximum of $100,000 for each depositor.

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 27.9% of total assets at September 30, 2000, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 2000, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value may comprise shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $6.6 million at September 30, 2000. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $4.3 million. At September 30, 2000, the Bank's largest lending relationship was a $3.4 million relationship consisting of six commercial real estate loans and one unsecured loan. All loans within this relationship were current and performing in accordance with their terms at September 30, 2000.

     Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state nonmember bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state nonmember bank.

     State  nonmember  banks also are subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss.1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     Restrictions on Certain Activities. Under FDICIA, state-chartered nonmember banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

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

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. North Carolina has enacted legislation permitting interstate banking transactions. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Act authorizes the FDIC to approve interstate branching de novo by state banks only in states which specifically allow for such branching. Pursuant to the Act, the appropriate federal banking agencies adopted regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Depository Institution Regulation -- Capital Requirements."

TAXATION - GENERAL

     The Bank files a federal income tax return based on a fiscal year ending September 30.

FEDERAL INCOME TAXATION

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. In its form as a savings bank until April 1997, through tax years beginning before December 31, 1995, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal
Revenue Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

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

ITEM 2. PROPERTIES
------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2000.

                                                    Book Value at
                                  Year    Owned or  September 30,  Approximate
                                 Opened    Leased       2000      Square Footage
                                 ------    ------      ------     --------------
                                               (Dollars in thousands)
     MAIN OFFICE:
     1311 Carolina Avenue
     Washington, NC               1986      Owned      $  734         10,200

     BRANCH OFFICES:
     300 North Market Street
     Washington, NC               1959      Owned         201          4,680

     301 E. Arlington Blvd.
     Greenville, NC               1993      Owned         375          2,600

     604 E. Ehringhaus Street
     Elizabeth City, NC           1980      Owned         393          2,500

     827 Hardee Road
     Kinston, NC                  1996      Leased         53          2,000

     1725 Glenburnie Road
     New Bern, NC                 1990      Owned         392          2,600

     202 Craven Street
     New Bern, NC                 1995      Leased         41          2,500

     300 Sunset Avenue
     Rocky Mount, NC              1994      Owned         372          4,948

     241 Green Street
     Fayetteville, NC             1999      Owned         633         10,000

     3107 Raeford Road
     Fayetteville, NC             1999      Owned         440          2,400

     600 N. Chestnut Street
     Lumberton, NC                1999      Owned         393          6,100

     2999 Hwy. 17S.
     Chocowinity, NC              1999      **            347          2,530

     3635 North Halifax Road
     Dortches, NC                 2000      Leased         67            396

     1378 Benvenue Road
     Rocky Mount, NC              2000      **            441          5,376

     2901 Sunset Avenue
     Rocky Mount, NC              2000      Owned       1,215          5,635

                                                    Book Value at
                                  Year    Owned or  September 30,  Approximate
                                 Opened    Leased       2000      Square Footage
                                 ------    ------      ------     --------------
                                               (Dollars in thousands)
     450 North Winstead Avenue
     Rocky Mount, NC              2000      Leased          5          2,845

     100 East Hope Lodge Street
     Tarboro, NC                  2000      Leased         48          1,350

     OPERATIONS CENTER:
     239 West Main Street
     Washington, NC  27889        1994      Owned         460          7,600

     FUTURE EXPANSION SITES:

     Creekside Drive
     Washington, NC                         Owned         113

     Cypress Landing
     Chocowinity, NC                        Owned         126

     Taberna
     New Bern, NC                           Owned         176

     -----------
     **   Lease land, own building.

     The book value of the Bank's investment in premises and equipment was $7.0 million at September 30, 2000. See Note 6 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At September 30, 2000, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
        MATTERS
        -------

     The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained in the section captioned "Market Risk" on page 5 in the Annual Report is incorporated herein be reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The Independent Auditors' Report, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 14 through 38 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Report on Executive
Compensation,"  " --  Comparative  Stock  Performance  Graph,"  "  --  Executive
Compensation" and "-- Director Compensation" " in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
     ---------------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report
     Consolidated Statements of Financial Condition as of September 30, 2000 and 1999
     Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998
     Consolidated Statements of Stockholders Equity for the Years Ended September 30, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.            Description
      ---            -----------

     3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the
               Company's   Registration   Statement   on  Form  S-1   (File  No.
               333-16335))
     3.2       Bylaws of First South Bancorp, Inc.
     4         Form of Common Stock  Certificate  of First South  Bancorp,  Inc.
               (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A))
     10.1(a) Employment Agreement between First South Bancorp, Inc. and Thomas A. Vann (Incorporated herein by reference from Exhibit 10.3(a) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.1(b)   Employment  Agreement  between  Home Savings Bank, SSB and Thomas
               A. Vann (Incorporated herein by reference from Exhibit 10.3(b) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll, Kristie W. Hawkins, Walter P. House and William R. Outland (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.3 Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll, William R. Outland and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Walter P. House, Thomas A. Vann and

               William  L.  Wall and the 1996  Amendment  Thereto  (Incorporated
               herein  by  reference   from   Exhibit  10.6  to  the   Company's
               Registration Statement on Form S-1 (File No. 333-16335))
     10.5      Home Savings Bank,  SSB  Director's  Deferred  Compensation  Plan
               Agreements as Amended and Restated  December 14, 1995 with Edmund
               T. Buckman,  Jr.,  Linley H. Gibbs,  Jr.,  Frederick N. Holscher,
               Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton
               and Thomas A. Vann and the 1996 Amendment  Thereto  (Incorporated
               herein  by  reference   from   Exhibit  10.7  to  the   Company's
               Registration Statement on Form S-1 (File No. 333-16335))
     10.6      Home Savings Bank, SSB Director's  Retirement  Plan Agreements as
               Amended and Restated  December  14, 1995 with Edmund T.  Buckman,
               Jr., Linley H. Gibbs,  Jr.,  Frederick N. Holscher,  Frederick H.
               Howdy,  Charles  E.  Parker,  Jr. and Thomas A. Vann and the 1996
               Amendment Thereto  (Incorporated herein by reference from Exhibit
               10.8 to the  Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.7      Home Savings Bank, SSB Director's  Retirement  Payment Agreements
               as Amended and Restated December 14, 1995 with Edmund T. Buckman,
               Jr., Linley H. Gibbs,  Jr.,  Frederick N. Holscher,  Frederick H.
               Howdy,  Charles E.  Parker,  Jr., and Thomas A. Vann and the 1996
               Amendment Thereto  (Incorporated herein by reference from Exhibit
               10.9 to the  Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.8      Home Savings Bank, SSB Directors  Retirement  Plan Agreement with
               Marshall Singleton (Incorporated herein by reference from Exhibit
               10.10 to the Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.9      First South  Bancorp,  Inc.  1997 Stock Option  Plan,  as amended
               (Incorporated  herein  by  reference  from  Exhibit  10.10 to the
               Company's Annual Report on Form 10-K for the Year Ended September
               30, 1999 (File No. 0-22219).
     10.10     Employment Agreement between NewSouth Bank and H.D. Reaves, Jr.
     13        Annual Report to Stockholders
     21        Subsidiaries of the Registrant
     23        Consent of PricewaterhouseCoopers, LLP
     27        Financial Data Schedule

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2000.

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

                                         FIRST SOUTH BANCORP, INC.
December 20, 2000
                                         By: /s/ Thomas A. Vann
                                             -----------------------------------
                                             Thomas A. Vann
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann                                       December 20, 2000
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall                                      December 20, 2000
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
   Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Edmund T. Buckman, Jr.                               December 20, 2000
--------------------------------------------
Edmund T. Buckman, Jr.
Director

/s/ Linley H. Gibbs, Jr.                                 December 20, 2000
--------------------------------------------
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher                                December 20, 2000
--------------------------------------------
Frederick N. Holscher
Director

/s/ Frederick H. Howdy                                   December 20, 2000
--------------------------------------------
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.                               December 20, 2000
--------------------------------------------
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton                                December 20, 2000
--------------------------------------------
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.                                    December 20, 2000
--------------------------------------------
H. D. Reaves, Jr.
Director