Form 10-Q
period 2000-10-31
FIRST SOUTH BANCORP INC /VA/
filed 2001-01-31
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                              56-1999749
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

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

     Number of shares  of common  stock  outstanding  as of  January  25,  2001:
3,082,330

CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 2000 (unaudited) and September 30, 2000                 1

          Consolidated Statements of Operations for the Three Months Ended
          December 31, 2000 and 1999 (unaudited)                               2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended
          December 31, 2000 (unaudited)                                        3

          Consolidated Statements of Cash Flows for the Three Months Ended
          December 31, 2000 and 1999 (unaudited)                               4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31     SEPTEMBER 30
                                                                    2000            2000
                                                                    ----            ----
ASSETS                                                          (UNAUDITED)

Cash and due from banks                                         $ 14,736,117    $ 13,124,356
Interest-bearing deposits in financial institutions                2,357,646       1,617,084
Investment securities - available for sale                        51,890,836      45,186,391
Mortgage-backed securities - available for sale                  107,661,176     108,518,700
Loans receivable, net:
  Held for sale                                                   39,079,132      32,443,106
  Held for investment                                            335,960,865     333,766,510
Premises and equipment, net                                        6,944,432       7,022,819
Deferred income taxes                                              1,355,867       2,882,886
Real estate owned                                                    183,201         220,004
Federal Home Loan Bank of Atlanta stock, at cost
  which approximates market                                        2,651,300       2,651,300
Accrued interest receivable                                        3,938,617       3,784,177
Intangible assets                                                  4,736,006       5,044,421
Other assets                                                       2,454,519       2,060,842
Note receivable                                                    1,390,011       1,396,051
                                                                ------------    ------------

     Total assets                                               $575,339,725    $559,718,647
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                        $115,002,437    $110,592,166
  Savings                                                         20,241,215      22,069,124
  Large denomination certificates of deposit                      55,891,452      56,336,303
  Other time                                                     273,628,507     282,944,074
                                                                ------------    ------------
     Total deposits                                              464,763,611     471,941,667
Borrowed money                                                    51,247,568      30,387,551
Other liabilities                                                 12,614,827      12,554,694
                                                                ------------    ------------
     Total liabilities                                           528,626,006     514,883,912

Common stock, $.01 par value, 8,000,000 shares authorized,
  4,364,044 shares issued and outstanding                             43,640          43,640
Additional paid in capital                                        44,583,318      44,583,318
Retained earnings, substantially restricted                       27,294,032      26,327,863
Treasury stock at cost, 1,264,960 and 1,203,569 shares           (24,440,455)    (23,039,101)
Unearned ESOP shares, 179,494 and 181,858                         (1,794,937)     (1,818,578)
Accumulated other comprehensive income (loss), net                 1,028,121      (1,262,407)
                                                                ------------    ------------
     Total stockholders' equity                                   46,713,719      44,834,735
                                                                ------------    ------------

     Total liabilities and stockholders' equity                 $575,339,725    $559,718,647
                                                                ============    ============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31
                                                                ----------------------------
                                                                    2000            1999
                                                                ----------------------------
Interest income:
  Interest and fees on loans                                    $  8,490,123    $  5,594,052
  Interest and dividends on investments and deposits               2,780,870       1,211,225
                                                                ------------    ------------
     Total interest income                                        11,270,993       6,805,277
                                                                ------------    ------------

Interest expense:
  Interest on deposits                                             5,755,663       2,993,733
  Interest on borrowings                                             587,112         176,758
                                                                ------------    ------------
     Total interest expense                                        6,342,775       3,170,491
                                                                ------------    ------------

Net interest income before provision for possible
  loan losses                                                      4,928,218       3,634,786
Provision for possible loan losses                                   240,000         227,000
                                                                ------------    ------------
     Net interest income                                           4,688,218       3,407,786
                                                                ------------    ------------

Other income:
  Loan fees and service charges                                      750,674         305,690
  Loan servicing fees                                                201,248         167,141
  Gain on sale of real estate, net                                     6,678          91,975
  Gain on sale of mortgage loans and mortgage-
     backed securities                                               163,854              --
  Other income                                                       176,478          50,139
                                                                ------------    ------------
     Total other income                                            1,298,932         614,945
                                                                ------------    ------------

General and administrative expenses:
  Compensation and fringe benefits                                 2,225,577       1,793,191
  Federal insurance premiums                                          23,465          32,225
  Premises and equipment                                             230,834         210,366
  Advertising                                                         48,700          29,246
  Payroll and other taxes                                            177,153         110,152
  Other                                                              995,381         467,817
                                                                ------------    ------------
     Total general and administrative expenses                     3,701,110       2,642,997
                                                                ------------    ------------

Income before income taxes                                         2,286,040       1,379,734

Income taxes                                                         941,391         569,068
                                                                ------------    ------------

Net income                                                      $  1,344,649    $    810,666
                                                                ------------    ------------

Basic earnings per share                                        $       0.46    $       0.25
                                                                ------------    ------------

Diluted earnings per share                                      $       0.45    $       0.25
                                                                ------------    ------------

Dividends per share                                             $       0.13    $       0.10
                                                                ------------    ------------

Average number of common shares outstanding Basic                  2,951,535       3,262,897
Average number of common shares outstanding Diluted                3,014,126       3,262,897

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2000
(UNAUDITED)

                                                                                                       ACCUMULATED
                                                           RETAINED                                       OTHER
                                             ADDITIONAL    EARNINGS,                      UNEARNED    COMPREHENSIVE
                                  COMMON      PAID-IN    SUBSTANTIALLY    TREASURY          ESOP      INCOME (LOSS),
                                  STOCK       CAPITAL      RESTRICTED       STOCK          SHARES          NET           TOTAL
                                 --------   -----------   -----------   ------------    -----------    -----------    -----------
Balance September 30, 2000       $ 43,640   $44,583,318   $26,327,863   $(23,039,101)   $(1,818,578)   $(1,262,407)   $44,834,735

Net income                                                  1,344,649                                                   1,344,649

Other comprehensive income, net
  of taxes                                                                                               2,290,528      2,290,528

Acquisition of treasury shares                                            (1,401,354)                                  (1,401,354)

Dividends ($.13 per share)                                   (378,480)                                                   (378,480)

Release of ESOP shares                                                                       23,641                        23,641
                                 --------   -----------   -----------   ------------    -----------    -----------    -----------

Balance December 31, 2000        $ 43,640   $44,583,318   $27,294,032   $(24,440,455)   $(1,794,937)   $ 1,028,121    $46,713,719
                                 --------   -----------   -----------   ------------    -----------    -----------    -----------

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31
                                                                ----------------------------
                                                                    2000            1999
                                                                ----------------------------
Operating activities:
  Net Income                                                    $  1,344,649    $    810,666
  Adjustments to reconcile net income to net
    cash provided (used) in operating activities:
     Provision for loan losses                                       240,000         227,000
     Depreciation                                                    111,215          81,283
     ESOP compensation                                                23,641          22,635
     MRP compensation                                                     --         335,739
     Accretion of discounts on securities                            (44,742)             93
     Gain on disposal of premises and equipment and
        real estate acquired in settlement of loans                  (15,043)        (89,211)
     Gain on sale of mortgage loans and mortgage-backed
        securities                                                  (163,854)             --
     Originations of loans held for sale, net                    (15,279,402)     (2,393,110)
     Proceeds from sale of loans held for sale                     8,807,230              --
     Other operating activities                                     (179,569)      2,257,317
                                                                ------------    ------------
        Net cash provided (used) in operating activities          (5,155,875)      1,252,412

Investing activities:
     Purchases of investment securities                           (4,918,750)             --
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale              2,934,118       1,151,853
     Originations of loans held for investment, net of
        principal repayments                                      (2,586,274)     (6,369,783)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                  203,765         573,573
     Purchases of premises and equipment                             (32,828)       (376,976)
     Repayment of note receivable                                      6,040              --
     Net cash to purchase Green Street Financial Corp.                    --     (26,530,907)
                                                                ------------    ------------
        Net cash used in investing activities                     (4,393,929)    (31,552,240)

Financing activities:
     Net (decrease) increase in deposit accounts                  (7,178,056)      9,234,288
     Proceeds from FHLB borrowings                                51,000,000      70,700,000
     Repayments of FHLB borrowings                               (29,300,000)    (39,200,000)
     Purchase of treasury shares                                  (1,401,354)     (1,176,637)
     Cash dividends paid                                            (378,480)       (326,097)
     Net change in repurchase agreements                            (839,983)      1,006,621
     Principal payment received on ESOP                                   --       1,690,000
                                                                ------------    ------------
        Net cash provided by financing activities                 11,902,127      41,928,175
                                                                ------------    ------------

Increase in cash and cash equivalents                              2,352,323      11,628,347

Cash and cash equivalents, beginning of period                    14,741,440       9,409,932
                                                                ------------    ------------

Cash and cash equivalents, end of period                        $ 17,093,763    $ 21,038,279
                                                                ============    ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                $    151,919    $     87,552
     Exchange of loans for mortgage-backed securities           $         --    $  1,568,721

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS.

First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has determined that it has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina.

The common stock of the Company is traded on the Nasdaq National Market System under the symbol "FSBK".

NOTE 2.   BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001.

NOTE 3.   EARNINGS PER SHARE.

The Company's earnings per share for the three month periods ended December 31, 2000 and 1999 are based on basic weighted average shares of 2,951,535 and 3,262,897, respectively, and diluted weighted average shares of 3,014,126 and 3,262,897, respectively, of common stock outstanding, excluding ESOP and deferred stock awards plan shares not committed to be released or vested, and treasury shares. Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company's outstanding stock options were not included in the diluted earnings per share calculation for the three month period ended December 31, 1999, as their effect would have been anti-dilutive.

NOTE 4.   DIVIDENDS DECLARED.

On December 21, 2000, the Board of Directors declared a cash dividend of $0.13 per share to stockholders of record as of January 4, 2000 and payable on January 19, 2001. This dividend payment represents a payout ratio of 28.3% of the earnings for the quarter ended December 31, 2000, and is the Company's fifteenth consecutive quarterly cash dividend.

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

Information   concerning  the  Company's  other  comprehensive  income  for  the three-month periods ended December 31, 2000 and 1999 is as follows:

                                                          2000          1999
                                                       ----------    ----------
Net income                                             $1,344,649    $  810,666
Reclassification of gains recognized in net income              0             0
Gains (losses) unrealized, net of income taxes          2,290,528      (478,113)
                                                       ----------    ----------
    Other comprehensive income (loss)                   2,290,528      (478,113)
                                                       ----------    ----------
Comprehensive income                                   $3,635,177    $  332,553
                                                       ==========    ==========

NOTE 6.   SIGNIFICANT ACTIVITIES.

On November 30, 1999, the Company consummated the acquisition of Green Street Financial Corp ("Green Street"). Summary financial information related to the Green Street acquisition is as follows (unaudited): Total assets - $162.2 million, loans receivable - $125.4 million, deposits - $101.7 million, and goodwill - $288,000.

On February 18, 2000, the Company completed the purchase of six Triangle Bank ("Triangle") branch offices. Summary financial information related to the Triangle branches purchase is as follows (unaudited): deposits - $147.5 million, cash and other assets - $113.4 million, loans receivable - $26.3 million, deposit premium - $5.0 million, and premises and equipment - $2.8 million.

NOTE 7.   FORWARD LOOKING STATEMENTS.

This Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

Total assets increased to $575.3 million at December 31, 2000 from $559.7 million at September 30, 2000, reflecting an 11.2% annualized growth rate during the current quarter.

Earning assets grew at an annualized rate of 11.8% to $539.6 million at December 31, 2000 from $524.2 million at September 30, 2000, reflecting the Bank's current loan demand and investment portfolio growth. Earning assets amounted to 93.8% of total assets at December 31, 2000, compared to 93.7% at September 30, 2000. Interest-bearing deposits in financial institutions was $2.4 million at December 31, 2000 compared to $1.6 million at September 30, 2000. These funds are primarily used to support the liquidity management activities and daily operations of the Bank. The Bank has implemented various investment strategies to increase its regulatory liquidity levels, including the securitization of certain mortgage loans previously held for sale into mortgage-backed securities. The mortgage-backed securities portfolio was $107.7 million at December 31, 2000, compared to $108.5 million at September 30, 2000. During the quarter ended December 31, 2000, the Bank increased its investment securities portfolio to $51.9 million from $45.2 million at September 30, 2000.

Loans held for sale increased to $39.1 million at December 31, 2000 from $32.4 million at September 30, 2000, while loans held for investment increased to $336.0 million at December 31, 2000 from $333.8 million at September 30, 2000, reflecting internal portfolio growth from current loan demand. To support the risk associated with the continuing growth of its commercial and consumer loan portfolio, the Bank had reserves for potential loan losses of $5.4 million at December 31, 2000, compared to $5.2 million at September 30, 2000. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.4% at December 31, 2000 and September 30, 2000, respectively.

Total interest-bearing liabilities increased to $516.0 million at December 31, 2000 from $502.3 million at September 30, 2000. Total deposits decreased to $464.8 million at December 31, 2000 from $471.9 million at September 30, 2000. During this period, the Bank implemented a strategy of managing its cost of funds by increasing short-term Federal Home Loan Bank advances and allowing certain high rate deposits to mature amid increasing market and competitive interest rates. Borrowings increased to $51.2 million at December 31, 2000 from $30.4 million at September 30, 2000, reflecting funding of the above referenced earning asset growth and deposit maturities.

Stockholders' equity was $46.7 million at December 31, 2000, compared to $44.8 million at September 30, 2000. During the current period, the Company recognized an increase in its other comprehensive income resulting from an increase in unrealized gains on available for sale securities due to the recent decrease in market rates. Accumulated other comprehensive income increased to $1.0 million at December 31, 2000 from accumulated other comprehensive loss of $1.3 million at September 30, 2000. See "Consolidated Statements of Stockholders' Equity". At December 31, 2000, the ratio of equity to total assets was 8.1%, compared to 8.0% at September 30, 2000. As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $45.9 million at December 31, 2000, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

Pursuant to a stock repurchase plan adopted by the Company, during the quarter ended December 31, 2000 the Company acquired 61,391 shares of its common stock through both open market and private purchases, totaling $1.4 million. These shares are being held as treasury stock at cost. At December 31, 2000 a total of 1,264,960 shares totaling $24.4 million are being held as treasury stock, compared to 1,203,569 shares totaling $23.0 million at September 30, 2000.

On December 21, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share, payable January 19, 2001 to stockholders of record as of January 4, 2001. This dividend payment is the Company's fifteenth consecutive quarterly cash dividend and represents a payout ratio of 28.3% of the basic earnings for the quarter ended December 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

GENERAL. Net income for the quarter ended December 31, 2000 was $1.3 million, compared to $811,000 for the quarter ended December 31, 1999. Comparative basic and dilutive earnings per share are $.046 and $.045 for quarter ended December 31, 2000 and $0.25 and $0.25 for the quarter ended December 31, 1999, respectively.

INTEREST INCOME. Interest income increased to $11.3 million for the quarter ended December 31, 2000, from $6.8 million for the quarter ended December 31, 1999. This increase is primarily attributable to the growth of earning assets resulting from the completion of the prior year acquisitions. See Note 6 -
Significant Activities above. Average interest-earning assets increased to $529.8 million for the quarter ended December 31, 2000, from $329.1 million for the quarter ended December 31, 1999. The yield on average interest-earning assets was 8.5% for the quarter ended December 31, 2000, compared to 8.3% for the quarter ended December 31, 1999.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $6.3 million for the quarter ended December 31, 2000 from $3.2 million for the quarter ended December 31, 1999. Average interest-bearing liabilities increased to $505.8 million for the quarter ended December 31, 2000 from $283.4 million for the quarter ended December 31, 1999. The effective cost of average interest-bearing liabilities increased to 5.0% for the quarter ended December 31, 2000 from 4.5% for the quarter ended December 31, 1999, reflecting a general increase in interest rates during the current period. The Bank has increased its checking account base to $115.0 million at December 31, 2000 from $74.8 million at December 31, 1999, reflecting its continuing efforts of attracting lower costing core deposits.

NET INTEREST INCOME. Net interest income increased to $4.9 million for the quarter ended December 31, 2000 from $3.6 million for the quarter ended December 31, 1999. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 3.7% for the quarter ended December 31, 2000, compared to 4.4% for the quarter ended December 31, 1999. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective cost of average interest-bearing liabilities) was 3.5% for the quarter ended December 31, 2000, compared to 3.8% for the quarter ended December 31, 1999.

PROVISION FOR LOAN LOSSES. During the quarter ended December 31, 2000, the Bank recorded provisions for loan losses of $240,000, compared to $227,000 for the quarter ended December 31, 1999. These provisions were necessary to support the risk associated with the growth in the loan portfolio. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will exceed estimated amounts.

NONINTEREST INCOME. Noninterest income increased to $1.3 million for the quarter ended December 31, 2000 from $615,000 for the quarter ended December 31, 1999. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase during the current period is attributable to the growth in fees and service charges from a greater volume of loans and deposits resulting from the aforementioned acquisitions, and from the sale of loans and mortgage-backed securities. During the quarter ended December 31, 2000, the Bank recorded gains from sales of loans and mortgage-backed securities of $164,000, compared to no gains recorded during the quarter ended December 31, 1999.

NONINTEREST EXPENSE. Noninterest expenses were $3.7 million for the quarter ended December 31, 2000 compared to $2.6 million for the quarter ended December 31, 1999. The largest single component of these expenses, compensation and fringe benefits, was $2.2 million for the quarter ended December 31, 2000 and $1.8 million for the quarter ended December 31, 1999. This increase is primarily attributable to a 38.2% increase in personnel resulting from the acquisitions, as full-time equivalent employees increased to 210 at December 31, 2000, compared to 152 at December 31, 1999. Comparatively, other noninterest expenses including premises and equipment, advertising, and office supplies have remained consistent during these periods.

INCOME TAXES. Income tax expense was $941,000 for the quarter ended December 31, 2000, compared to $569,000 for the quarter ended December 31, 1999. The changes in the amounts of income tax provisions reflects the changes in pretax income, the application of permanent and temporary differences, and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at December 31, 2000, as calculated under such requirements, exceeded the requirements. Liquidity is the Bank's ability to generate sufficient funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At December 31, 2000, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $221.4 million, or 38.5% of total assets, compared to $203.5 million at September 30, 2000 or 36.4% of total assets.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the Federal Home Loan Bank of Atlanta, and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank attempts to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2000 and September 30, 2000.

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

SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", on October 1, 1998. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The adoption of SFAS No. 131 did not have a material effect on the Company's financial statements, as management has determined that the Bank operates in only one business segment.

NEW ACCOUNTING PRONOUNCEMENTS

The Company  adopted the provisions of SFAS No. 133,  "Accounting for Derivative
Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 has not had a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The SEC has indicated that they intend to issue additional written guidance to further supplement SAB 101. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have any material impact on the recognition, presentation and disclosure of revenue.

In March 2000 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25", providing new accounting rules for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 does not change FASB Statement No. 123, " Accounting for Stock-Based Compensation". The new rules are significant and could result in compensation expense in several situations in which no expense is typically recorded under current practice. FIN 44 is generally effective for transactions occurring after July 1, 2000, however the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company does not expect that FIN 44 will have a material effect on its financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of SFAS No. 125". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. SFAS 140 includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect that SFAS 140 will have a material effect on its financial condition or results of operations.

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

          None

     B.   Reports on Form 8-K: Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST SOUTH BANCORP, INC.


Date: January 31, 2001                  /s/ William L. Wall
                                        -----------------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: January 31, 2001                  /s/ Kristie W. Hawkins
                                        -----------------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)