Form 10-Q
period 2001-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2001-05-10
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


            VIRGINIA                                              56-1999749
    -----------------------                                     -------------
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

     Number  of  shares  of  common  stock  outstanding  as of April  30,  2001:
3,066,281

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2001 (unaudited) and September 30, 2000                    1

          Consolidated Statements of Operations for the Three and
          Six Months Ended March 31, 2001 and 2000 (unaudited)                 2

          Consolidated Statements of Stockholders' Equity for
          the Six Months Ended March 31, 2001 (unaudited)                      3

          Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 2001 and 2000 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    13

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      MARCH 31       SEPTEMBER 30
                                                                          2001               2000
                                                                --------------     --------------
ASSETS                                                             (UNAUDITED)
Cash and due from banks                                         $   14,005,165     $   13,124,356
Interest-bearing deposits in financial institutions                 22,663,885          1,617,084
Investment securities - available for sale                          53,093,684         45,186,391
Mortgage-backed securities - available for sale                     69,861,510        108,518,700
Loans receivable, net:
  Held for sale                                                     23,078,975         32,443,106
  Held for investment                                              345,935,392        333,766,510
Premises and equipment, net                                          6,943,035          7,022,819
Deferred income taxes                                                  539,267          2,882,886
Real estate owned                                                      180,435            220,004
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                       2,712,500          2,651,300
Accrued interest receivable                                          3,656,195          3,784,177
Intangible assets                                                    5,246,335          5,044,421
Other assets                                                         2,465,454          2,060,842
Note receivable                                                      1,383,825          1,396,051
                                                                --------------     --------------

          Total assets                                          $  551,765,657     $  559,718,647
                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $  129,263,633     $  110,592,166
  Savings                                                           20,909,786         22,069,124
  Large denomination certificates of deposit                        61,029,889         56,336,303
  Other time                                                       272,444,059        282,944,074
                                                                --------------     --------------
          Total deposits                                           483,647,367        471,941,667
Borrowed money                                                       6,117,577         30,387,551
Other liabilities                                                   14,098,788         12,554,694
                                                                --------------     --------------
          Total liabilities                                        503,863,732        514,883,912

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                             43,640             43,640
  Additional paid in capital                                        44,582,229         44,583,318
  Retained earnings, substantially restricted                       28,140,285         26,327,863
  Treasury stock at cost, 1,302,703 and 1,203,569 shares           (25,345,647)       (23,039,101)
  Unearned ESOP shares, 177,161 and 181,858                         (1,771,603)        (1,818,578)
  Accumulated other comprehensive income (loss), net                 2,253,021         (1,262,407)
                                                                --------------     --------------
           Total stockholders' equity                               47,901,925         44,834,735
                                                                --------------     --------------

           Total liabilities and stockholders' equity           $  551,765,657     $  559,718,647
                                                                ==============     ==============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   MARCH 31                       MARCH 31
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Interest income:
  Interest and fees on loans                            $  8,452,176    $  7,333,781    $ 16,942,300    $ 12,927,833
  Interest and dividends on investments and deposits       2,410,689       1,844,446       5,191,558       3,055,670
                                                        ------------    ------------    ------------    ------------
           Total interest income                          10,862,865       9,178,227      22,133,858      15,983,503
                                                        ------------    ------------    ------------    ------------

Interest expense:
  Interest on deposits                                     5,604,696       4,430,471      11,360,360       7,424,204
  Interest on borrowings                                     362,461         249,940         949,572         426,697
                                                        ------------    ------------    ------------    ------------
           Total interest expense                          5,967,157       4,680,411      12,309,932       7,850,901
                                                        ------------    ------------    ------------    ------------

Net interest income before provision for possible
  loan losses                                              4,895,708       4,497,816       9,823,926       8,132,602
Provision for  possible loan losses                          540,000         200,000         780,000         427,000
                                                        ------------    ------------    ------------    ------------
           Net  interest income                            4,355,708       4,297,816       9,043,926       7,705,602
                                                        ------------    ------------    ------------    ------------

Other income:
  Loan fees and service charges                              751,902         357,952       1,502,576         663,643
  Loan servicing fees                                        195,883         179,192         397,131         346,332
  Gain on sale of real estate, net                            22,816          13,383          29,493         105,358
  Gain on sale of mortgage loans and mortgage-
      backed securities                                      771,166              --         935,020              --
  Other  income                                              112,041         264,622         288,520         314,761
                                                        ------------    ------------    ------------    ------------
           Total other income                              1,853,808         815,149       3,152,740       1,430,094
                                                        ------------    ------------    ------------    ------------

General and administrative expenses:
  Compensation and fringe benefits                         2,371,004       2,253,538       4,596,530       4,046,729
  Federal insurance premiums                                  23,022          17,734          46,487          49,959
  Premises and equipment                                     251,396         376,443         482,230         586,809
  Advertising                                                 34,915          65,713          83,615          94,960
  Payroll and other taxes                                    197,637         189,831         374,790         299,983
  Data processing expense                                    354,115         218,922         735,909         411,195
  Amortization of intangible assets                          144,223          60,778         280,917          65,155
  Other                                                      522,055         448,131         998,999         719,297
                                                        ------------    ------------    ------------    ------------
           Total general and administrative expenses       3,898,367       3,631,090       7,599,477       6,274,087
                                                        ------------    ------------    ------------    ------------

Income before income taxes                                 2,311,149       1,481,875       4,597,189       2,861,609

Income taxes                                                 946,137         627,919       1,887,528       1,196,987
                                                        ------------    ------------    ------------    ------------

NET INCOME                                              $  1,365,012    $    853,956    $  2,709,661    $  1,664,622
                                                        ------------    ------------    ------------    ------------

Basic earnings per share                                $       0.47    $       0.27    $       0.93    $       0.52
                                                        ------------    ------------    ------------    ------------

Diluted earnings per share                              $       0.46    $       0.27    $       0.91    $       0.52
                                                        ------------    ------------    ------------    ------------

Dividends per share                                     $       0.18    $       0.10    $       0.31    $       0.20
                                                        ------------    ------------    ------------    ------------

Average number of common shares outstanding Basic          2,899,889       3,195,141       2,925,909       3,229,019
Average number of common shares outstanding Diluted        2,972,269       3,195,141       2,993,395       3,229,019

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                                                                                         Accumulated
                                                             Retained                                       Other
                                             Additional      Earnings,                      Unearned    Comprehensive
                                  Common      Paid-in      Substantially    Treasury          ESOP      Income (Loss),
                                   Stock      Capital       Restricted        Stock          Shares          Net           Total
                                 --------   ------------   ------------   ------------    -----------    -----------   ------------
Balance September 30, 2000       $ 43,640   $ 44,583,318   $ 26,327,863   $(23,039,101)   $(1,818,578)   $(1,262,407)  $ 44,834,735

Net income                                                    2,709,661                                                   2,709,661

Other comprehensive income, net
  of taxes                                                                                                 3,515,428      3,515,428

Exercise of stock options                         (1,089)                       19,339                                       18,250

Acquisition of treasury shares                                              (2,325,885)                                  (2,325,885)

Dividends ($.18 per share)                                     (897,239)                                                   (897,239)

Release of ESOP shares                                                                         46,975                        46,975
                                 --------   ------------   ------------   ------------    -----------    -----------   ------------

Balance March 31, 2001           $ 43,640   $ 44,582,229   $ 28,140,285   $(25,345,647)   $(1,771,603)   $ 2,253,021   $ 47,901,925
                                 --------   ------------   ------------   ------------    -----------    -----------   ------------

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        Six Months Ended
                                                                                            March 31
                                                                               ---------------------------------
                                                                                    2001               2000
                                                                               --------------     --------------

Operating activities:
     Net Income                                                                $    2,709,661     $    1,664,622
     Adjustments to reconcile net income to net cash provided (used)
        in operating activities:
           Provision for loan losses                                                  780,000            427,000
           Depreciation                                                               228,434            192,818
           ESOP compensation                                                           46,975             45,043
           MRP compensation                                                                --            671,478
           Accretion of discounts on securities                                       (91,374)            (4,345)
           Gain on disposal of premises and equipment and
              real estate acquired in settlement of loans                             (37,859)          (102,594)
           Gain on sale of mortgage loans and mortgage-backed securities             (935,020)                --
           Originations of loans held for sale, net                               (17,932,467)       (35,651,028)
           Proceeds from sale of loans held for sale                               17,957,455                 --
           Other operating activities                                               1,065,550          3,718,143
                                                                               --------------     --------------
              Net cash provided (used) in operating activities                      3,791,355        (29,038,863)
Investing activities:
     Proceeds from maturities of securities available for sale                             --          3,000,000
     Purchases of investment securities                                            (4,918,750)       (14,733,594)
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                              51,893,231          2,782,924
     Originations of loans held for investment, net of principal repayments       (13,139,795)        15,774,637
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                   259,976            675,191
     Purchase FHLB stock                                                              (61,200)           (43,600)
     Purchases of premises and equipment                                             (140,285)          (422,600)
     Repayment of note receivable                                                      12,226                 --
     Net cash to purchase Green Street Financial Corp.                                     --        (26,530,907)
     Acquisition of Triangle branches                                                      --        113,398,422
                                                                               --------------     --------------
              Net cash provided in investing activities                            33,905,403         93,900,473
Financing activities:
     Net increase (decrease) in deposit accounts                                   11,705,700        (14,268,623)
     Proceeds from FHLB borrowings                                                 72,200,000         82,700,000
     Repayments of FHLB borrowings                                                (96,200,000)       (82,700,000)
     Purchase of treasury shares                                                   (2,325,885)        (3,000,902)
     Cash dividends paid                                                             (897,239)          (641,591)
     Proceeds from exercise of stock options                                           18,250                 --
     Net change in repurchase agreements                                             (269,974)           886,161
                                                                               --------------     --------------
              Net cash used by financing activities                               (15,769,148)       (17,024,955)
                                                                               --------------     --------------

Increase in cash and cash equivalents                                              21,927,610         47,836,655

Cash and cash equivalents, beginning of period                                     14,741,440          9,409,932
                                                                               --------------     --------------

Cash and cash equivalents, end of period                                       $   36,669,050     $   57,246,587
                                                                               ==============     ==============

Supplemental disclosures:
     Real estate acquired in settlement of loans                               $      190,913     $       87,552
     Exchange of loans for mortgage-backed securities                          $   10,200,223     $   56,511,323

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS

First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in eastern North Carolina. The common stock of the Company is traded on the Nasdaq National Market System under the symbol "FSBK".

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at September 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001.

NOTE 3.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six month periods ended March 31, 2001 and 2000 are based on weighted average shares of common stock outstanding, excluding ESOP and deferred stock award plan shares not committed to be released or vested, and treasury shares.

                                    Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                     2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
Weighted average shares-Basic     2,899,889   3,195,141   2,925,909   3,229,019
Weighted average shares-Diluted   2,972,269   3,195,141   2,993,395   3,229,019

Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

NOTE 4.   DIVIDENDS DECLARED

On March 15, 2001, the Board of Directors declared a cash dividend of $0.18 per share to stockholders of record as of April 3, 2001 and payable on April 20, 2001. This dividend payment represents a payout ratio of 38.3% of the basic earnings for the quarter ended March 31, 2001, and is the Company's sixteenth consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and six-month periods ended March 31, 2001 and 2000 is as follows:

                                          Three Months Ended                 Six Months Ended
                                               March 31,                         March 31,
                                         2001             2000             2001             2000
                                     ------------     ------------     ------------     ------------
Net income                           $  1,365,012     $    853,956     $  2,709,661     $  1,664,622
Reclassification of gains
  recognized in net income                (73,940)               0          (73,940)               0
Gains (losses) unrealized,
  net of income taxes                   1,298,840       (1,160,459)       3,589,368       (1,638,572)
                                     ------------     ------------     ------------     ------------
Other comprehensive income (loss)       1,224,900       (1,160,549)       3,515,428       (1,638,572)
                                     ------------     ------------     ------------     ------------
Comprehensive income (loss)          $  2,589,912     $   (306,503)    $  6,225,089     $     26,050
                                     ============     ============     ============     ============

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

NOTE 7.   FORWARD LOOKING STATEMENTS

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000

Total assets were $551.8 million at March 31, 2001 compared to $559.7 million at September 30, 2000. Earning assets declined to $517.3 million at March 31, 2001 from $524.2 million at September 30, 2000, reflecting sales of certain mortgage loans and mortgage-backed securities, as discussed below. Earning assets amounted to 93.8% of total assets at March 31, 2001 and at September 30, 2000.

Interest-bearing overnight deposits in financial institutions were $22.7 million at March 31, 2001, compared to $1.6 million at September 30, 2000, reflecting the reinvestment of a portion of the mortgage loan and mortgage-backed securities sales proceeds. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank. The Bank has implemented various investment strategies to sell certain securities during favorable interest rate windows, to maintain its regulatory liquidity at required levels, and the securitization of certain mortgage loans previously held for sale into mortgage-backed securities. The quarter ended March 31, 2001 was an extremely advantageous time due to falling interest rates. During the quarter ended March 31, 2001, the Bank sold $46.6 million of mortgage-backed securities, contributing to current period earnings. The Bank had no mortgage-backed securities sales during the quarter ended March 31, 2000. In addition, during the quarter ended March 31, 2001, the bank securitized $10.2 of loans held for sale into mortgage-backed securities. As a net result, the mortgage-backed securities portfolio declined to $69.9 million at March 31, 2001, from $108.5 million at September 30, 2000. As a result of the above referenced securitizations and loan sales, offset by internal growth, loans held for sale declined to $23.1 million at March 31, 2001 from $32.4 million at September 30, 2000. During the quarter ended March 31, 2001, the Bank sold $17.9 million of mortgage loans, taking advantage of falling interest rates, compared to no loan sales during the quarter ended March 31, 2000. Loans held for investment increased to $345.9 million at March 31, 2001 from $333.8 million at September 30, 2000. To support the risk associated with the continuing growth of its commercial and consumer loan portfolio, the Bank increased its reserves for potential loan losses to $5.8 million at March 31, 2001 from $5.2 million at September 30, 2000. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.5% and 1.4%, respectively, at March 31, 2001 and September 30, 2000.

Total deposits and borrowings declined to $489.8 million at March 31, 2001 from $502.3 million at September 30, 2000. Deposits increased to $483.6 million at March 31, 2001 from $471.9 million at September 30, 2000, reflecting the Bank's efforts to attract lower costing funds during a falling interest rate environment. During the quarter ended March 31, 2001 the Bank used proceeds from the mortgage loan and mortgage-backed securities sales to repay the $24.0 million of FHLB advances held at September 30, 2000. Borrowings, in the form of repurchase agreements, amounted to $6.1 million at March 31, 2001 and $6.4 million at September 30, 2000, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $47.9 million at March 31, 2001, compared to $44.8 million at September 30, 2000. See "Consolidated Statements of Stockholders' Equity" for additional information. At March 31, 2001, the Company's equity to assets ratio was 8.7%, compared to 8.0% at September 30, 2000, reflecting current period earnings and an increase in unrealized gains on available for sale securities due to the recent decline in market rates. Accumulated other comprehensive income increased to $2.3 million at March 31, 2001 from accumulated other comprehensive loss of $1.3 million at September 30, 2000.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $47.7 million at March 31, 2001, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

During the quarter ended March 31, 2001, the Company purchased 37,743 shares of its common stock through open market and private purchases, totaling approximately $905,000, pursuant to a stock repurchase plan adopted by the board of directors. These shares are being held as treasury stock, at cost. At March 31, 2001, treasury shares were 1,302,703 totaling $25.3 million, compared to 1,203,569 shares totaling $23.0 million at September 30, 2000.

On March 15, 2001 the Board of Directors of the Company declared a quarterly cash dividend of $0.18 per share, payable April 20, 2001 to stockholders of record as of April 3, 2001. This dividend payment represents a 38.5% payment rate increase over the previous quarterly dividend payment, and a cumulative 80.0% payment rate increase over the dividend payment for the quarter ended March 31, 2000. This dividend payment also represents a payout ratio of 38.3% of the basic earnings for the quarter ended March 31, 2001 and is the Company's sixteenth consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

GENERAL. Net income for the three and six months ended March 31, 2001 was $1.4 million and $2.7 million, compared to $854,000 and $1.7 million for the three and six months ended March 31, 2000. Basic earnings per share for the three and six months ended March 31, 2001 was $0.47 and $0.93 per share, respectively, compared to $0.27 and $0.52 per share for the three and six months ended March 31, 2000. Diluted earnings per share for the three and six months ended March 31, 2001 was $0.46 and $0.91 per share, respectively, compared to $0.27 and $0.52 per share for the three and six months ended March 31, 2000. The Company's outstanding stock options and deferred stock awards plan shares diluted earnings per share for the March 31, 2000 periods less than one cent per share.

INTEREST INCOME. Interest income increased to $10.9 million and $22.1 million for the three and six months ended March 31, 2001, from $9.2 million and $16.0 million for the three and six months ended March 31, 2000. This increase is primarily attributable to the growth of earning assets resulting from the completion of the prior year acquisitions. See Note 6 - Significant Activities above for additional information. Average interest-earning assets were $521.2 million and $523.5 million, respectively, for the three and six months ended March 31, 2001, compared to $454.6 million and $388.6 million for the three and six months ended March 31, 2000. The yield on average interest-earning assets was 8.3% and 8.5% for the three and six months ended March 31, 2001, compared to 8.1% and 8.2% for the three and six months ended March 31, 2000.

INTEREST EXPENSE. Interest expense on deposits and borrowings increased to $6.0 million and $12.3 million for the three and six months ended March 31, 2001, from $4.7 million and $7.9 million for the three and six months ended March 31, 2000, also reflecting the prior year acquisitions. Average deposits and borrowings increased to $494.4 million and $497.8 million for the three and six months ended March 31, 2001, from $425.1 million and $350.6 million for the three and six months ended March 31, 2000. The effective cost of average deposits and borrowings was 4.8% and 4.9%, respectively, for the three and six months ended March 31, 2001, compared to 4.4% and 4.5% for the three and six months ended March 31, 2000.

NET INTEREST INCOME. Net interest income increased to $4.9 million and $9.8 million for the three and six months ended March 31, 2001, from $4.5 million and $8.1 million for the three and six months ended March 31, 2000. The Bank's interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 3.5%, respectively, for both the three and six months ended March 31, 2001, compared to 3.7% and 3.8%, respectively, for the three and six months ended March 31, 2000. The Bank's net yield on interest-earning assets (net interest income divided by average interest assets) was 3.8%, respectively, for both the three and six months ended March 31, 2001, compared to 4.0% and 4.2%, respectively, for the three and six months ended March 31, 2000.

PROVISION FOR LOAN LOSSES. During the three and six months ended March 31, 2001, the Bank recorded provisions for loan losses of $540,000 and $780,000, respectively, compared to $200,000 and $427,000, respectively, during the three months and six months ended March 31, 2000. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses; however, there are no assurances that probable future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $1.9 million and $3.2 million for the three and six months ended March 31, 2001, compared $815,000 and $1.4 million for the three and six months ended March 31, 2000. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase in fees and services charges during the current periods is attributable to a greater volume of loans and deposits resulting from the prior period acquisitions. In addition, the Bank recorded $771,000 and $935,000, respectively, of gains from the previously discussed sales of loans and mortgage-backed securities during the three and six months ended March 31, 2001, compared to no gains from sales during the three and six months ended March 31, 2000.

NONINTEREST EXPENSE. Noninterest expenses were $3.8 million and $7.6 million for the three and six months ended March 31, 2001, compared to $3.6 million and $6.3 million for the three and six months ended March 31, 2000. The largest component of these expenses, compensation and fringe benefits, was $2.4 million and $4.6 million for the three and six months ended March 31, 2001, compared to $2.3 million and $4.0 million for the three and six months ended March 31, 2000. This increase is primarily attributable to an increase in personnel resulting from the acquisitions.

Data processing expense has grown proportionately with the growth in the number of customer accounts and transaction activity, also primarily attributable to the growth in assets and deposits from the aforementioned acquisitions. In addition, the increase in amortization of intangible assets is directly related to the intangible assets associated with the acquisitions. See Note 6 above for additional information. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately from period to period with the growth in assets and deposits.

INCOME TAXES. Income tax expense was $946,000 and $1.9 million for the three and six months ended March 31, 2001, compared to $628,000 and $1.2 million for the three and six months ended March 31, 2000. The changes in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 2001, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 2001, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $185.4 million, or 33.6% of total assets, compared to $203.5 million at September 30, 2000 or 36.4% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2001 and September 30, 2000.

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

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on February 15, 2001, the following matter was submitted to a vote of stockholders with the following results:

     A.   The election of directors:

          Name                               For              Withheld
          ----                            ---------           --------
          Three-year terms:
          Linley H. Gibbs, Jr.            2,749,721             5,144
          Thomas A. Vann                  2,743,521            11,344

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - None
     B.   Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST SOUTH BANCORP, INC.


Date:    May 8, 2001                    /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:    May 8, 2001                    /s/ Kristie W. Hawkins
                                        --------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)