Form 10-Q
period 2001-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2001-08-08
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                             56-1999749
-------------------------------                                -------------
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

     Number of shares of common stock outstanding as of July 25, 2001: 3,026,782

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 2001 (unaudited) and September 30, 2000                     1

          Consolidated Statements of Operations for the Three and
          Nine Months Ended June 30, 2001 and 2000 (unaudited)                 2

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended June 30, 2001 (unaudited)                          3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 2001 and 2000 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30       SEPTEMBER 30
                                                                          2001               2000
                                                                          ----               ----
ASSETS                                                             (UNAUDITED)
Cash and due from banks                                         $   17,189,325     $   13,124,356
Interest-bearing deposits in financial institutions                 14,274,164          1,617,084
Investment securities - available for sale                          52,552,743         45,186,391
Mortgage-backed securities - available for sale                     60,807,590        108,518,700
Loans receivable, net:
  Held for sale                                                     16,459,718         32,443,106
  Held for investment                                              349,940,751        333,766,510
Premises and equipment, net                                          7,029,093          7,022,819
Deferred income taxes                                                1,024,652          2,882,886
Real estate owned                                                      688,625            220,004
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                       2,712,500          2,651,300
Accrued interest receivable                                          3,534,310          3,784,177
Intangible assets                                                    5,262,902          5,044,421
Other assets                                                         2,259,976          2,060,842
Note receivable                                                      1,377,492          1,396,051
                                                                --------------     --------------

          Total assets                                          $  535,113,841     $  559,718,647
                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $  136,770,672     $  110,592,166
  Savings                                                           20,094,458         22,069,124
  Large denomination certificates of deposit                        58,258,781         56,336,303
  Other time                                                       252,496,392        282,944,074
                                                                --------------     --------------
          Total deposits                                           467,620,303        471,941,667
Borrowed money                                                       4,593,715         30,387,551
Other liabilities                                                   14,640,767         12,554,694
                                                                --------------     --------------
          Total liabilities                                        486,854,785        514,883,912

  Common stock, $.01 par value, 8,000,000 shares authorized,
    4,364,044 shares issued and outstanding                             43,640             43,640
  Additional paid in capital                                        44,565,377         44,583,318
  Retained earnings, substantially restricted                       29,203,687         26,327,863
  Treasury stock at cost, 1,299,288 and 1,203,569 shares           (25,338,878)       (23,039,101)
  Unearned ESOP shares, 173,972 and 181,858                         (1,739,714)        (1,818,578)
  Accumulated other comprehensive income (loss), net                 1,524,944         (1,262,407)
                                                                --------------     --------------
          Total stockholders' equity                                48,259,056         44,834,735
                                                                --------------     --------------


          Total liabilities and stockholders' equity            $  535,113,841     $  559,718,647
                                                                ==============     ==============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   JUNE 30                        JUNE 30
                                                        ------------    ------------    ------------    ------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Interest income:
  Interest and fees on loans                            $  8,000,946    $  7,471,944    $ 24,943,245    $ 20,399,777
  Interest and dividends on investments and deposits       2,230,161       2,626,731       7,421,720       5,682,401
                                                        ------------    ------------    ------------    ------------
           Total interest income                          10,231,107      10,098,675      32,364,965      26,082,178
                                                        ------------    ------------    ------------    ------------
Interest expense:
  Interest on deposits                                     5,259,811       5,195,299      16,620,171      12,619,502
  Interest on borrowings                                      37,910          45,615         987,482         472,313
                                                        ------------    ------------    ------------    ------------
           Total interest expense                          5,297,721       5,240,914      17,607,653      13,091,815
                                                        ------------    ------------    ------------    ------------
Net interest income before provision for possible
  loan losses                                              4,933,386       4,857,761      14,757,312      12,990,363
Provision for  possible loan losses                                0         250,000         780,000         677,000
                                                        ------------    ------------    ------------    ------------
           Net  interest income                            4,933,386       4,607,761      13,977,312      12,313,363
                                                        ------------    ------------    ------------    ------------
Other income:
  Loan fees and service charges                              932,193         603,717       2,434,769       1,267,359
  Loan servicing fees                                        172,985         209,978         570,117         556,311
  Gain on sale of real estate, net                                --              --          29,493         105,358
  Gain on sale of mortgage loans and mortgage-
      backed securities                                      390,893              17       1,325,913              17
  Other  income                                              193,530         239,071         482,049         553,817
                                                        ------------    ------------    ------------    ------------
           Total other income                              1,689,601       1,052,783       4,842,341       2,482,862
                                                        ------------    ------------    ------------    ------------
General and administrative expenses:
  Compensation and fringe benefits                         2,424,492       2,352,401       7,021,021       6,399,130
  Federal insurance premiums                                  21,908          21,502          68,395          71,461
  Premises and equipment                                     230,347         394,050         712,577         980,859
  Advertising                                                 49,313          49,817         132,928         144,777
  Payroll and other taxes                                    177,267         227,745         552,057         527,728
  Data processing expense                                    367,913         388,273       1,103,823         799,469
  Amortization of intangible assets                          142,643         141,234         423,561         206,389
  Other                                                      535,006         483,351       1,534,005       1,202,632
                                                        ------------    ------------    ------------    ------------
           Total general and administrative expenses       3,948,889       4,058,373      11,548,367      10,332,445
                                                        ------------    ------------    ------------    ------------

Income before income taxes                                 2,674,098       1,602,171       7,271,286       4,463,780

Income taxes                                               1,090,354         699,322       2,977,882       1,896,309
                                                        ------------    ------------    ------------    ------------

NET INCOME                                              $  1,583,744    $    902,849    $  4,293,404    $  2,567,471
                                                        ------------    ------------    ------------    ------------

Basic earnings per share                                $       0.55    $       0.30    $       1.47    $       0.81
                                                        ------------    ------------    ------------    ------------

Diluted earnings per share                              $       0.53    $       0.30    $       1.44    $       0.81
                                                        ------------    ------------    ------------    ------------

Dividends per share                                     $       0.18    $       0.13    $       0.49    $       0.33
                                                        ------------    ------------    ------------    ------------

Average number of common shares outstanding Basic          2,888,640       3,035,340       2,913,550       3,164,459
Average number of common shares outstanding Diluted        2,975,876       3,056,067       2,986,878       3,165,716

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                                                                         Accumulated
                                                             Retained                                       Other
                                               Additional    Earnings,                      Unearned    Comprehensive
                                     Common     Paid-in    Substantially   Treasury           ESOP      Income (Loss),
                                     Stock      Capital      Restricted      Stock           Shares          Net           Total
                                    -------   -----------   -----------   ------------    -----------    -----------    -----------
Balance September 30, 2000          $43,640   $44,583,318   $26,327,863   $(23,039,101)   $(1,818,578)   $(1,262,407)   $44,834,735

Net income                                                    4,293,404                                                   4,293,404

Other comprehensive income, net
  of taxes                                                                                                 2,787,351      2,787,351

Exercise of stock options                        (17,941)                      285,305                                      267,364

Acquisition of treasury shares                                              (2,585,082)                                  (2,585,082)

Dividends ($.18 per share)                                   (1,417,580)                                                 (1,417,580)

Release of ESOP shares                                                                         78,864                        78,864
                                    -------   -----------   -----------   ------------    -----------    -----------    -----------

Balance June 30, 2001               $43,640   $44,565,377   $29,203,687   $(25,338,878)   $(1,739,714)   $ 1,524,944    $48,259,056
                                    -------   -----------   -----------   ------------    -----------    -----------    -----------

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Nine Months Ended
                                                                                           June 30
                                                                               ---------------------------------
                                                                                    2001               2000
                                                                               ---------------------------------
Operating activities:
     Net Income                                                                $    4,293,404     $    2,567,471
     Adjustments to reconcile net income to net cash provided (used)
        in operating activities:
           Provision for loan losses                                                  780,000            677,000
           Depreciation                                                               365,880            299,534
           ESOP compensation                                                           78,864             67,230
           MRP compensation                                                                --            725,692
           Accretion of discounts on securities                                      (138,007)           (31,062)
           Gain on disposal of premises and equipment and
              real estate acquired in settlement of loans                             (39,130)          (102,594)
           Gain on sale of mortgage loans and mortgage-backed securities           (1,325,913)               (17)
           Originations of loans held for sale, net                               (25,867,368)       (39,665,989)
           Proceeds from sale of loans held for sale                               30,693,229                 --
           Other operating activities                                               1,918,325          2,863,598
                                                                               --------------     --------------
              Net cash provided (used) in operating activities                     10,759,284        (32,599,137)
Investing activities:
     Proceeds from maturities of securities available for sale                             --          3,000,000
     Purchases of investment securities                                            (4,918,750)       (31,471,312)
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                              62,530,540          5,093,249
     Originations of loans held for investment, net of principal repayments       (17,653,345)        (4,857,211)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                   259,976            675,191
     Purchase FHLB stock                                                              (61,200)           (43,600)
     Purchases of premises and equipment                                             (362,517)          (657,220)
     Repayment of note receivable                                                      18,559                 --
     Net cash to purchase Green Street Financial Corp.                                     --        (26,530,907)
     Acquisition of Triangle branches                                                      --        113,398,422
                                                                               --------------     --------------
              Net cash provided in investing activities                            39,813,263         58,606,612
Financing activities:
     Net decrease in deposit accounts                                              (4,321,364)       (12,634,644)
     Proceeds from FHLB borrowings                                                 72,200,000         87,700,000
     Repayments of FHLB borrowings                                                (96,200,000)       (82,700,000)
     Purchase of treasury shares                                                   (2,585,082)        (6,465,633)
     Cash dividends paid                                                           (1,417,580)        (1,031,716)
     Proceeds from exercise of stock options                                          267,364                 --
     Net change in repurchase agreements                                           (1,793,836)          (227,536)
                                                                               --------------     --------------
              Net cash used by financing activities                               (33,850,498)       (15,359,529)
                                                                               --------------     --------------

Increase in cash and cash equivalents                                              16,722,049         10,647,946

Cash and cash equivalents, beginning of period                                     14,741,440          9,409,932
                                                                               --------------     --------------

Cash and cash equivalents, end of period                                       $   31,463,489     $   20,057,878
                                                                               ==============     ==============

Supplemental disclosures:
     Real estate acquired in settlement of loans                               $      699,104     $      328,291
     Exchange of loans for mortgage-backed securities                          $   12,298,148     $   56,511,323

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the audited Statement of Financial Condition at September 30, 2000) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001.

NOTE 3.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine month periods ended June 30, 2001 and 2000 are based on weighted average shares of common stock outstanding, excluding ESOP and deferred stock award plan shares not committed to be released or vested, and treasury shares.

                                     Three Months Ended         Nine Months Ended
                                          June 30,                  June 30,
                                      2001         2000         2001         2000
                                      ----         ----         ----         ----
Weighted average shares-Basic      2,888,640    3,035,340    2,913,550    3,164,459
Weighted average shares-Diluted    2,975,876    3,056,067    2,986,878    3,165,716

Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

NOTE 4.   DIVIDENDS DECLARED

On June 21, 2001, the Board of Directors declared a cash dividend of $0.18 per share to stockholders of record as of July 5, 2001 and payable on July 20, 2001. This dividend payment represents a payout ratio of 32.7% of the basic earnings for the quarter ended June 30, 2001, and is the Company's seventeenth consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and nine month periods ended June 30, 2001 and 2000 is as follows:

                                           Three Months Ended               Nine Months Ended
                                                June 30,                         June 30,
                                         2001             2000            2001             2000
                                     ------------     ------------    ------------     ------------
Net income                           $  1,583,744     $    902,849    $  4,293,404     $  2,567,471
Reclassification of gains
  recognized in net income               (111,352)               0        (185,292)               0
Gains (losses) unrealized,
  net of income taxes                    (616,725)         261,355       2,972,643       (1,377,217)
                                     ------------     ------------    ------------     ------------
Other comprehensive income (loss)        (728,077)         261,355       2,787,351       (1,377,217)
                                     ------------     ------------    ------------     ------------
Comprehensive income                 $    855,667     $  1,164,204    $  7,080,755     $  1,190,254
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND SEPTEMBER 30, 2000

Total assets were $535.1 million at June 30, 2001 compared to $559.7 million at September 30, 2000. Earning assets declined to $496.7 million at June 30, 2001 from $524.2 million at September 30, 2000, reflecting sales of certain mortgage loans and mortgage-backed securities, as discussed below. Earning assets were 92.8% of total assets at June 30, 2001 compared to 93.8% at September 30, 2000.

Interest-bearing overnight deposits in financial institutions were $14.7 million at June 30, 2001, compared to $1.6 million at September 30, 2000, reflecting the reinvestment of a portion of the mortgage loan and mortgage-backed securities sales proceeds. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank. The Bank has implemented various investment strategies to sell certain securities during favorable interest rate windows, to maintain its regulatory liquidity at required levels, and the securitization of certain mortgage loans previously held for sale into mortgage-backed securities. The quarter ended June 30, 2001 was an advantageous period due to declining interest rates. During the three and nine months ended June 30, 2001, the Bank sold $7.2 million and $53.8 million of mortgage-backed securities, respectively. The Bank had no mortgage-backed securities sales during the comparative periods ended June 30, 2000. In addition, during the nine months ended June 30, 2001, the bank securitized $12.3 million of loans held for sale into mortgage-backed securities. As a net result, the mortgage-backed securities portfolio was $60.8 million at June 30, 2001, compared to $108.5 million at September 30, 2000.

Loans  held for sale  declined  to $16.5  million  at June 30,  2001 from  $32.4 million at September 30, 2000, as a result of loan sales and the above referenced securitizations, net of internal growth. During the quarter ended June 30, 2001, the Bank sold $12.7 million of mortgage loans, taking advantage of declining interest rates, compared to no loan sales during the quarter ended June 30, 2000. Loans held for investment increased to $349.9 million at June 30, 2001 from $333.8 million at September 30, 2000. To support the risk associated with its loan portfolio, the Bank maintained reserves for potential loan losses of $5.4 million at June 30, 2001, compared to $5.2 million at September 30, 2000. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.5% and 1.4%, respectively, at June 30, 2001 and September 30, 2000.

Total deposits and borrowings declined to $472.2 million at June 30, 2001 from $502.3 million at September 30, 2000. Total deposits declined to $467.6 million at June 30, 2001 from $471.9 million at September 30, 2000. However, checking accounts increased to $136.8 million at June 30, 2001 from $110.6 million at September 30, 2000, reflecting the Bank's efforts to attract lower costing core funds. During the nine months ended June 30, 2001 the Bank used proceeds from the mortgage loan and mortgage-backed securities sales to repay the $24.0 million of Federal Home Loan Bank ("FHLB") advances held at September 30, 2000. Borrowings, in the form of repurchase agreements, amounted to $4.6 million at June 30, 2001 and $6.4 million at September 30, 2000, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $48.3 million at June 30, 2001, compared to $44.8 million at September 30, 2000. See "Consolidated Statements of Stockholders' Equity" for additional information. At June 30, 2001, the Company's equity to assets ratio was 9.0%, compared to 8.0% at September 30, 2000, reflecting current period earnings and an increase in unrealized gains on available for sale securities due primarily to the recent decline in market rates. Accumulated other comprehensive income was $1.5 million at June 30, 2001, compared to other comprehensive loss of $1.3 million at September 30, 2000.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $47.5 million at June 30, 2001, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

During the quarter ended June 30, 2001, the Company purchased 10,235 shares of its common stock through open market and private purchases, totaling approximately $251,000, pursuant to a stock repurchase plan adopted by the board of directors. These shares are being held as treasury stock, at cost. At June 30, 2001, treasury shares were 1,299,288 totaling $25.3 million, compared to 1,203,569 shares totaling $23.0 million at September 30, 2000.

On June 21, 2001 the board of directors of the Company declared a quarterly cash dividend of $0.18 per share, payable July 20, 2001 to stockholders of record as of July 5, 2001. This dividend payment also represents a payout ratio of 32.7% of the basic earnings for the quarter ended June 30, 2001 and is the Company's seventeenth consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL. Net income for the three and nine months ended June 30, 2001 was $1.6 million and $4.3 million, compared to $903,000 and $2.6 million for the three and nine months ended June 30, 2000. Basic earnings per share for the three and nine months ended June 30, 2001 was $0.55 and $1.47 per share, respectively, compared to $0.30 and $0.81 per share for the three and nine months ended June 30, 2000. Diluted earnings per share for the three and nine months ended June 30, 2001 was $0.53 and $1.44 per share, respectively, compared to $0.30 and $0.81 per share for the three and nine months ended June 30, 2000. The Company's outstanding stock options and deferred stock awards plan shares diluted earnings per share for the June 30, 2000 periods less than one cent per share.

INTEREST INCOME. Interest income was $10.2 million and $32.4 million for the three and nine months ended June 30, 2001, compared to $10.1 million and $26.1 million for the three and nine months ended June 30, 2000. This increase is primarily attributable to internal growth and the growth in earning assets resulting from the completion of the prior year acquisitions. See Note 6 - Significant Activities above for additional information. Average interest-earning assets were $505.6 million and $516.9 million, respectively, for the three and nine months ended June 30, 2001, compared to $490.3 million and $418.8 million for the three and nine months ended June 30, 2000. The yield on average interest-earning assets was 8.1% and 8.4% for the three and nine months ended June 30, 2001, compared to 8.2% and 8.3% for the three and nine months ended June 30, 2000.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $5.3 million and $17.6 million for the three and nine months ended June 30, 2001, compared to $5.2 million and $13.1 million for the three and nine months ended June 30, 2000. This reflects current period changes in rates and volume of deposits and borrowings, as well as the prior year acquisitions. Average deposits and borrowings were $478.7 million and $490.9 million for the three and nine months ended June 30, 2001, compared to $468.2 million and $385.6 million for the three and nine months ended June 30, 2000. The effective cost of average deposits and borrowings was 4.4% and 4.8%, respectively, for the three and nine months ended June 30, 2001, compared to 4.5% for both the three and nine months ended June 30, 2000.

NET INTEREST INCOME. Net interest income was $4.9 million and $14.8 million for the three and nine months ended June 30, 2001, compared to $4.9 million and $13.0 million for the three and nine months ended June 30, 2000. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 3.7% and 3.6% respectively, for the three and nine months ended June 30, 2001, compared to 3.7% and 3.8%, respectively, for the three and nine months ended June 30, 2000. The net yield on interest-earning assets (net interest income divided by average interest assets) was 3.8% for both the three and nine months ended June 30, 2001, compared to 4.0% and 4.1%, respectively, for the three and nine months ended June 30, 2000. The current period decline in the interest rate spread relates to a series of interest rate reductions by the Federal Reserve. Such reductions have the effect of pressuring interest rate spread, as the yield on loans tends to decline faster than the cost of deposits.

PROVISION FOR LOAN LOSSES. During the three months ended June 30, 2001, the Bank recorded no provisions for loan losses, but recorded $780,000 during the nine months ended June 30, 2001, compared to $250,000 and $677,000, respectively, during the three months and nine months ended June 30, 2000. Such provisions are necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses; however, there are no assurances that future losses, if any, will not exceed estimated amounts. At June 30, 2001, the Bank had $5.4 million of loan loss reserves, representing 1.5% of total loans outstanding.

NONINTEREST INCOME. Noninterest income was $1.7 million and $4.8 million for the three and nine months ended June 30, 2001, compared $1.1 million and $2.5 million for the three and nine months ended June 30, 2000. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase in fees and services charges during the current periods is attributable to a greater volume of loans and deposits resulting from the prior period acquisitions. In addition, the Bank recorded $391,000 and $1.3 million, respectively, of gains from the previously discussed sales of loans and mortgage-backed securities during the three and nine months ended June 30, 2001, compared to no gains from sales during the three and nine months ended June 30, 2000.

NONINTEREST EXPENSE. Noninterest expenses were $3.9 million and $11.5 million for the three and nine months ended June 30, 2001, compared to $4.1 million and $10.3 million for the three and nine months ended June 30, 2000. The largest component of these expenses, compensation and fringe benefits, was $2.4 million and $7.0 million for the three and nine months ended June 30, 2001, compared to $2.4 million and $6.4 million for the three and nine months ended June 30, 2000, reflecting the personnel costs associated with the prior year acquisitions.

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

INCOME TAXES. Income tax expense was $1.1 million and $3.0 million for the three and nine months ended June 30, 2001, compared to $699,000 and $1.9 million for the three and nine months ended June 30, 2000. The changes in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at June 30, 2001, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 2001, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $164.0 million, or 30.6% of total assets, compared to $203.5 million at September 30, 2000 or 36.4% of total assets.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. The Bank also attempts to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2001 and September 30, 2000.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of SFAS No. 125". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. SFAS 140 includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 did not have a material effect on the Company's financial condition or results of operations.

The FASB has issued  Statements of Financial  Accounting  Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, which provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.

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

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - None

     B. Reports on Form 8-K: A Form 8-K was filed on June 25, 2001 under Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a new program to repurchase and additional 5% (153,238 shares) of its issued and outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST SOUTH BANCORP, INC.


Date: August 7, 2001                    /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: August 7, 2001                    /s/ Kristie W. Hawkins
                                        --------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)