Form 10-K
period 2001-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2001-12-28
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Virginia                                            56-1999749
-------------------------------                         ------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1311 Carolina Avenue, Washington, North Carolina               27889-2047
------------------------------------------------        ------------------------
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
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 3, 2001, the aggregate market value of the 2,167,528 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $73.7 million based on the closing sale price of $34.00 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 3, 2001:  2,999,140.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2001. (Parts II and IV)
2.   Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.  (Part
     III)

                                     PART I

ITEM 1.   BUSINESS
------------------

GENERAL

     First South Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and investing the portion of the net stock conversion proceeds retained by it.

     First South Bank. The Bank is a North Carolina-chartered commercial bank headquartered in Washington, North Carolina and serves eastern North Carolina. The Bank received federal insurance of its deposits in 1959.

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

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Cumberland, Edgecombe, Lenoir, Nash, Pasquotank, Pitt and Robeson Counties in North Carolina, which are the counties in which the Bank's offices are located. As of September 30, 2001, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

     The economy of the Company's primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. Major employers in the area include PCS Phosphate, Weyerhaeuser Company, Dupont, Abbott Laboratories, East Carolina University, Pitt Memorial Hospital, Kelly Springfield Tire Company, Fort Bragg, Pope Air Force Base, Converse, Campbell Soup and Kaiser-Roth Hosiery among others. The unemployment rate in the Company's market area is equivalent to the national average and the unemployment rate for the State of North Carolina.

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $397.0 million at September 30, 2001, representing 73.4% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At September 30, 2001, $99.6 million, or 25.1% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential construction loans totaled $23.8 million, or 6.0% of the Company's gross loan portfolio, at September 30, 2001. The Company also originates a significant amount of commercial real estate loans. At September 30, 2001, commercial real estate loans amounted to $148.2 million, or 37.3% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At September 30, 2001, commercial business loans totaled $37.7 million, or 9.5% of the Company's gross loan portfolio, and consumer loans totaled $78.2 million, or 19.7% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At September 30, 2001, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                            At September 30,
                                        ---------------------------------------------------------------------------------------

                                             2001              2000              1999              1998              1997
                                        ---------------   ---------------   ---------------   ---------------   ---------------
                                         Amount     %      Amount     %      Amount     %      Amount     %      Amount     %
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                                        (Dollars in thousands)

Residential mortgage loans:
  Single-family residential ..........  $ 99,620   25.1%  $135,572   34.5%  $ 62,422   27.2%  $ 91,546   37.8%  $ 67,959   31.7%
  Multi-family residential ...........     9,470    2.4      6,747    1.7        379     .2        848     .4        946     .4
  Construction .......................    23,829    6.0     29,332    7.5     25,809   11.3     27,817   11.5     33,249   15.5
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total residential mortgage loans .   132,919   33.5    171,651   43.7     88,610   38.7    120,211   49.7    102,154   47.6
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----

Commercial loans:
  Commercial real estate .............   148,195   37.3    111,062   28.3     68,403   29.9     51,480   21.3     45,990   21.4
  Commercial business ................    37,733    9.5     34,914    8.9     21,106    9.2     21,823    9.0     16,449    7.7
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total commercial loans ...........   185,928   46.8    145,976   37.2     89,509   39.1     73,303   30.3     62,439   29.1
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----

Consumer loans:
  Automobile .........................     6,259    1.6      5,718    1.4      4,291    1.9      4,575    1.9      4,611    2.2
  Savings account loans ..............     1,258     .3        997     .3        620     .3        470     .2        617     .3
  Home equity loans ..................    36,826    9.3     35,845    9.1     23,795   10.4     22,898    9.5     21,665   10.1
  Other ..............................    33,842    8.5     32,442    8.3     22,141    9.6     20,443    8.4     22,996   10.7
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total consumer loans .............    78,185   19.7     75,002   19.1     50,847   22.2     48,386   20.0     49,889   23.3
                                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
      Total ..........................   397,032  100.0%   392,629  100.0%   228,966  100.0%   241,900  100.0%   214,482  100.0%
                                        --------  =====   --------  =====   --------  =====   --------  =====   --------  =====

Less:
  Loans in process ...................    16,795            20,357            13,102            12,930            12,717
  Deferred fees and discounts ........       749               903               513               606               731
  Allowance for loan losses ..........     5,401             5,159             3,297             3,365             3,249
                                        --------          --------          --------          --------          --------
    Total ............................  $374,087          $366,210          $212,054          $224,999          $197,785
                                        ========          ========          ========          ========          ========

     Loan Maturities. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                                Due After             Due After
                                                1 Through             5 or More
                              Due One          5 Years After         Years After
                            Year or Less    September 30, 2001    September 30, 2001       Total
                            ------------    ------------------    ------------------       -----
                                              (In thousands)

Real estate loans ......    $    142,860       $    119,638          $     60,869       $    323,367
Commercial .............          30,942             10,917                   458             42,317
Other ..................           7,088              7,230                   235             14,553
                            ------------       ------------          ------------       ------------
     Total .............    $    180,890       $    137,785          $     61,562       $    380,237
                            ============       ============          ============       ============

     The following table sets forth at September 30, 2001 the dollar amount of all loans due one year or more after September 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined     Floating or
                                                  Rates        Adjustable Rates
                                               ------------    ----------------
                                                       (In thousands)

     Real estate loans ....................    $    152,289      $     28,218
     Commercial ...........................          10,173             1,202
     Other ................................           7,465                --
                                               ------------      ------------
          Total ...........................    $    169,927      $     29,420
                                               ============      ============

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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended September 30, 2001, 2000 and 1999, these transactions totaled $12.3 million, $62.8 million and $45.5 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. In addition, the Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC and other investor programs. All loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $500,000 must be approved by the full Board of Directors. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

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

     If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank's policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 85%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 80%.

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See " -- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $7.4 million at September 30, 2001. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2001, single-family, residential mortgage loans, excluding home improvement loans, totaled $132.9 million, or 33.5% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2001, $82.6 million, or 62.1%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2001, $50.4 million, or 37.9%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At September 30, 2001, $23.8 million, or 6.0%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and either weekly or biweekly during the term of the construction loan. The Bank generally charges a
 .50% to 1% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 1% construction loan fee and a commitment fee ranging from $275 to $425.

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

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At September 30, 2001, multi-family residential and commercial real estate loans totaled $9.5 million and $148.2 million, respectively, which amounted to 2.4% and 37.3%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees and annual financial statements of the principals of the partnership or corporation.

     Commercial Lending. The Company's commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Company's commercial real estate lending see "-- Multi-Family and Commercial Real Estate Lending."

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At September 30, 2001, commercial business loans totaled $37.7 million, or 9.5% of the Company's gross loan portfolio.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans over $20,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     The Bank's commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed annually. The Bank also offers secured standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At September 30, 2001, consumer loans totaled $78.2 million, or 19.7% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2001, loans on certificates of deposit totaled $1.3 million, or .3% of the Company's total loan portfolio.

     At September 30, 2001, the Company had approximately $36.8 million in home equity line of credit loans, representing approximately 9.3% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 12% to 17%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At September 30, 2001, the Company had a commitment to fund an aggregate of $9.8 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.6 million of credit card loans outstanding, representing .4% of its gross loan portfolio.

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

Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Financial Statements included in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report").

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

                                                                At September 30,
                                          ------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                          --------     --------     --------     --------     --------
                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family ....................    $    570     $  1,110     $    487     $    323     $    298
    Construction .....................          --          258           --          406          916
  Commercial real estate .............         132           --           --           --           16
  Commercial business ................         228          139           48           25           14
  Consumer ...........................         132          139           33           48           18
                                          --------     --------     --------     --------     --------
    Total nonperforming loans ........    $  1,062     $  1,646     $    567     $    802     $  1,262
                                          ========     ========     ========     ========     ========
Percentage of total loans, net .......         .28%         .45%         .27%         .36%         .64%
                                          ========     ========     ========     ========     ========
Real estate owned ....................    $    530     $    220     $    591     $    412     $    358
                                          ========     ========     ========     ========     ========

     During the year ended September 30, 2001, additional gross interest income of approximately $43,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $12,000.

     At September 30, 2001, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At September 30, 2001, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

     At September 30, 2001, the Company had $1.1 million of nonaccrual loans, which consisted of 15 single-family residential real estate loans totaling $570,000, two commercial real estate loans totaling $132,000, five commercial business loans totaling $228,000, and nine consumer loans totaling $132,000.

     At September 30, 2001, the Bank had $530,000 of real estate owned, which consisted of nine single-family residences totaling $463,000 and two commercial real estate properties totaling $67,000.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2001, the Company had $10.0 million in classified assets, including $4.0 million in assets classified as special mention, $5.3 million in assets classified as substandard, $685,000 in assets classified as doubtful and no assets classified as loss.

     Allowance for Loan Losses. The Company's policy is to establish reserves for estimated probable losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb probable losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                At September 30,
                                          ------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                          --------     --------     --------     --------     --------
                                                             (Dollars in thousands)

Balance at beginning of period .......    $  5,159     $  3,297     $  3,365     $  3,249     $  2,351
                                          --------     --------     --------     --------     --------

Loans charged-off:
Commercial business ..................         423           58          206          128           --
  Consumer ...........................         233           99           58           74           72
                                          --------     --------     --------     --------     --------
      Total charge-offs ..............         656          157          264          202           72
                                          --------     --------     --------     --------     --------

Recoveries:
  Residential real estate mortgage:
    Single-family residential ........          --           --           --           --           33
  Commercial .........................          49           70           65           --           --
  Consumer ...........................          19            9           11            8            6
                                          --------     --------     --------     --------     --------
      Total recoveries ...............          68           79           76            8           39
                                          --------     --------     --------     --------     --------

Net loans charged-off ................         588           78          188          194           33
                                          --------     --------     --------     --------     --------

Additions:
Balance transferred in acquisition ...          --          963           --           --           --
Provision for loan losses ............         830          977          120          310          931
                                          --------     --------     --------     --------     --------
      Total additions ................         830        1,940          120          310          931
                                          --------     --------     --------     --------     --------

Balance at end of period .............    $  5,401     $  5,159     $  3,297     $  3,365     $  3,249
                                          ========     ========     ========     ========     ========

Ratio of net charge-offs to average
  loans outstanding during the period          .18%         .02%         .08%         .09%         .02%
                                          ========     ========     ========     ========     ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                          At September 30,
                                     ----------------------------------------------------------------------------------------------
                                           2001               2000               1999               1998               1997
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                            Percent of         Percent of         Percent of         Percent of         Percent of
                                             Loans in           Loans in           Loans in           Loans in           Loans in
                                            Category to        Category to        Category to        Category to        Category to
                                     Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans
                                     ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                                       (Dollars in thousands)

Residential mortgage .............   $1,034     33.5%   $1,034     43.7%   $1,071     38.7%   $1,071     49.7%   $1,070     47.6%
Commercial (1) ...................    3,241     46.8     3,125     37.2     1,577     39.1     1,598     30.3     1,456     29.1
Consumer .........................    1,126     19.7     1,000     19.1       649     22.2       696     20.0       723     23.3
                                     ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total allowance for loan losses    $5,401    100.0%   $5,159    100.0%   $3,297    100.0%   $3,365    100.0%   $3,249    100.0%
                                     ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

---------------
(1)  Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2001, the Company's mortgage-backed securities and investment securities portfolio amounted to $48.6 million and $54.7 million, respectively. At such date, the Company had an unrealized gain of $3.5 million, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At September 30, 2001, the Company's mortgage-backed securities amounted to $48.6 million, or 9.0% of total assets.
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At September 30, 2001, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, but because the FHLMC is not a U.S. Government-sponsored enterprise, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $275,000.

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

     At September 30, 2001, mortgage-backed securities with an amortized cost of $47.1 million and a carrying value of $48.6 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. At September 30, 2001, the Bank's mortgage-backed securities had a weighted average yield of 6.65%.

     At September 30, 2001, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 14 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At September 30, 2001, the Company's entire portfolio of investment securities was classified available for sale and amounted to $54.7 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of September 30, 2001, the estimated average life of the Company's investment securities portfolio was approximately three years. In addition, at September 30, 2001, the Company had $2.7 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at September 30, 2001.

                                      One Year or Less           One to Five Years            Five to Ten Years
                                  ------------------------    ------------------------     ------------------------
                                   Carrying      Average       Carrying      Average        Carrying      Average
                                    Value         Yield         Value         Yield          Value         Yield
                                  ----------    ----------    ----------    ----------     ----------    ----------
                                                                                            (Dollars in thousands)
Securities available for sale:
 U.S. government and
   agency  securities ........    $       --           --%    $   49,080          6.32%    $    5,662          7.21%
 Mortgage-backed
   securities ................            --            --           551          6.60          3,551          6.41
Securities held to maturity:
 FHLB stock (1) ..............            --            --            --            --             --            --
                                  ----------    ----------    ----------    ----------     ----------    ----------
   Total .....................    $       --           --%    $   49,631          6.32%    $    9,213          6.90%
                                  ==========    ==========    ==========    ==========     ==========    ==========

                                    More than Ten Years              Total Investment Portfolio
                                  ------------------------     --------------------------------------
                                   Carrying      Average        Carrying     Amortized      Average
                                    Value         Yield          Value          Cost         Yield
                                  ----------    ----------     ----------    ----------    ----------
Securities available for sale:
 U.S. government and
   agency  securities ........    $       --           --%     $   54,742    $   50,461          6.41%
 Mortgage-backed
   securities ................        44,501          6.67         48,603        47,121          6.65
Securities held to maturity:
 FHLB stock (1) ..............         2,713          6.75          2,713         2,713          6.75
                                  ----------    ----------     ----------    ----------    ----------
   Total .....................    $   47,214         6.68%     $  106,058    $  100,295          6.53%
                                  ==========    ==========     ==========    ==========    ==========

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                           At September 30,
                                                --------------------------------------
                                                   2001          2000          1999
                                                   ----          ----          ----
                                                            (In thousands)
Securities available for sale:
   U.S. government and agency securities ...    $   54,742    $   45,186    $    3,024
   Mortgage-backed securities ..............        48,603       108,519        56,326
                                                ----------    ----------    ----------
      Total ................................       103,345       153,705        59,350

Securities held to maturity:
   FHLB stock ..............................         2,713         2,651         1,460
                                                ----------    ----------    ----------
      Total ................................    $  106,058    $  156,356    $   60,810
                                                ==========    ==========    ==========

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at seventeen office locations.

     The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated, the weighted average interest rates and the change in dollar amounts for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                           As of and for the Year Ended September 30,
                             ----------------------------------------------------------------------
                                     2001                     2000                     1999
                             ----------------------------------------------------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                              Amount       Rate        Amount       Rate        Amount       Rate
                             --------    --------     --------    --------     --------    --------
                                                     (Dollars in thousands)
Demand accounts:
  Checking ..............    $ 98,551        1.00%    $ 62,322         .26%    $ 31,151         .28%
  Money market ..........      41,557        2.52       48,271        4.29       22,375        3.92
Savings accounts ........      19,175        1.00       22,069        1.49        7,220        1.50
                             --------    --------     --------    --------     --------    --------
     Total ..............     159,283        1.40      132,662        1.93       60,746        1.76

Certificate accounts:
  Less than 12 months (1)      93,176        4.33      112,553        5.99       50,671        5.05
  12 - 14 months (1) ....     152,622        5.01      121,941        6.25       82,655        5.06
  15 - 72 months (1) ....      66,858        5.09      104,786        5.73       40,546        5.44
                             --------    --------     --------    --------     --------    --------
     Total ..............     312,656        4.82      339,280        6.00      173,872        5.15
                             --------    --------     --------    --------     --------    --------
Total deposits ..........    $471,939        3.67%    $471,942        4.85%    $234,618        4.27%
                             ========    ========     ========    ========     ========    ========

---------------
(1)  Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of September 30, 2001. At such date, such deposits represented 13.0% of total deposits and had a weighted average rate of 4.8%.

                                                       Maturity Period
                                                       ---------------
                                                       (In thousands)

             Three months or less .................    $      4,715
             Over three through six months ........           7,436
             Over six through 12 months ...........          35,225
             Over 12 months .......................          14,041
                                                       ------------
                   Total ..........................    $     61,417
                                                       ============

     At September 30, 2001, mortgage-backed securities with an amortized cost of $5.5 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 20% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 2001, 2000 and 1999, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                     At or for the Year Ended
                                                                          September 30,
                                                                ----------------------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----
                                                                      (Dollars in thousands)

Amounts outstanding at end of period:
  FHLB advances ............................................    $     --     $ 24,000     $     --
  Federal funds purchased and securities
    sold under repurchase agreements .......................       4,909        6,388        1,318
Weighted average rate paid on:
  FHLB advances ............................................        0.00%        6.94%        0.00%
  Federal funds purchased and securities sold under
    agreements to repurchase ...............................        1.43%        4.38%        3.13%
Maximum amount of borrowings outstanding at any month end:
  FHLB advances ............................................    $ 45,700     $ 60,200     $ 19,000
  Federal funds purchased and securities
    sold under repurchase agreements .......................       6,381        6,388        2,374


                                                                     At or for the Year Ended
                                                                          September 30,
                                                                ----------------------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----
                                                                      (Dollars in thousands)

Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances ............................................    $ 13,638     $  9,168     $ 10,558
  Federal funds purchased and securities
    sold under repurchase agreements .......................       5,419        3,306        1,773
Approximate weighted average rate paid on: (1)
  FHLB advances ............................................        6.03%        6.09%        5.19%
  Federal funds purchased and securities
    sold under repurchase agreements .......................        3.48%        4.30%        2.69%

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

EMPLOYEES

     As of September 30, 2001, the Bank had 197 full-time and 26 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Bank is a North Carolina-chartered commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

     In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least 4.0% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or "supplementary capital, items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities. The includible amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

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

                                        Adequately                          Significantly
                   Well Capitalized     Capitalized     Undercapitalized   Undercapitalized
                   ----------------     -----------     ----------------   ----------------
Total risk-based
    capital ratio    10.0% or more    8.0% or more      Less than 8.0%      Less than 6.0%
Tier 1 risk-based
    capital ratio    6.0% or more     4.0% or more      Less than 4.0%      Less than 3.0%
Leverage ratio       5.0% or more     4.0% or more *    Less than 4.0% *    Less than 3.0%

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

     Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

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

     The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs. Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     The Bank's CRA rating would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2001, of $2.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. Reserves equal to 3% must be maintained on transaction accounts up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, the Bank met its reserve requirements.

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

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 24.0% of total assets at September 30, 2001, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 2001, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $7.4 million at September 30, 2001. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $4.8 million. At September 30, 2001, the Bank's largest lending relationship was a $3.9 million relationship consisting of three commercial real estate loans and five unsecured loans. All loans within this relationship were current and performing in accordance with their terms at September 30, 2001.

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

     Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers.
Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     Restrictions on Certain Activities. State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in activities and investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank. Further, subsidiaries of state chartered FDIC-insured state banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

     The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term "activity" refers to the conduct of business by an insured state bank and includes acquiring or retaining an equity or other investment as defined by regulation. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars, bulletins, orders or written interpretations issued by the Office of the Comptroller of the Currency. In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Further, the FDIC regulations permit state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal

Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

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

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Depository Institution Regulation -- Capital Requirements."

     Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert, to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state. The Riegle Act also prohibits the Federal Reserve
Board from approving an application if the applicant (and its depository institution affiliates) controls or would control (I) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle Act does not affect a state's authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle Act.

     Additionally, the Riegle Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks, unless the home state of one of the banks has adopted a law opting out of the Riegle Act. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking transactions.

     The Riegle Act authorizes the FDIC to approve interstate branching de novo by state banks only in states which specifically allow for such branching. Pursuant to the Act, the appropriate federal banking agencies adopted regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "-- Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceeded the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were rated CAMELS 1 or 2 in their most recent regulatory inspection and are not the subject of any unresolved supervisory issues.

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

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of Notes to Consolidated Financial Statements in the Annual Report.

ITEM 2.   PROPERTIES
--------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2001.

                                                 Book Value at
                            Year     Owned or    September 30,     Approximate
                           Opened     Leased         2001         Square Footage
                           ------     ------        ------        --------------
                                             (Dollars in thousands)
MAIN OFFICE:
1311 Carolina Avenue
Washington, NC              1986       Owned        $   681           10,200

BRANCH OFFICES:
300 North Market Street
Washington, NC              1959       Owned            177            4,680

1328 John Small Avenue
Washington, NC              2001      Leased             65            1,916

301 E. Arlington Blvd.
Greenville, NC              1993       Owned            352            2,600

604 E. Ehringhaus Street
Elizabeth City, NC          1980       Owned            370            2,500

827 Hardee Road
Kinston, NC                 1996      Leased             43            2,000

2430 Heritage Street
Kinston, NC                 2001      Leased             43            2,145

1725 Glenburnie Road
New Bern, NC                1990       Owned            369            2,600

202 Craven Street
New Bern, NC                1995      Leased             50            2,500

300 Sunset Avenue
Rocky Mount, NC             1994       Owned            348            4,948

241 Green Street
Fayetteville, NC            1999       Owned            912           10,000

3107 Raeford Road
Fayetteville, NC            1999       Owned            441            2,400

600 N. Chestnut Street
Lumberton, NC               1999       Owned            458            6,100

2999 Hwy. 17S.
Chocowinity, NC             1999        **              325            2,530

3635 North Halifax Road
Dortches, NC                2000      Leased             61              396

                                                 Book Value at
                            Year     Owned or    September 30,     Approximate
                           Opened     Leased         2001         Square Footage
                           ------     ------        ------        --------------
                                             (Dollars in thousands)

1378 Benvenue Road
Rocky Mount, NC             2000        **              416            5,376

2901 Sunset Avenue
Rocky Mount, NC             2000       Owned          1,180            5,635

450 North Winstead Avenue
Rocky Mount, NC             2000      Leased              7            2,845

100 East Hope Lodge Street
Tarboro, NC                 2000      Leased             39            1,350

CREDIT ADMINISTRATION:
239 West Main Street
Washington, NC  27889       1994       Owned            541            7,600

OPERATIONS CENTER:
220 Creekside Drive
Washington, NC              2001       Owned            747           10,000

FUTURE EXPANSION SITES:
Cypress Landing
Chocowinity, NC                        Owned            126

Taberna
New Bern, NC                           Owned            176

-----------
** Lease land, own building.

     The book value of the Bank's investment in premises and equipment was $7.9 million at September 30, 2001. See Note 6 to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At September 30, 2001, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
          MATTERS
          -------

     The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The Independent Auditors' Report, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 14 through 40 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  MANAGEMENT REMUNERATION
---------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Report on Executive Compensation," "-- Comparative Stock Performance Graph," "-- Executive Compensation" and "-- Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

          Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Stockholders Equity for the Years Ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

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

    3.2 Bylaws of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2000 (File No. 0-22219))

    4          Form of Common Stock  Certificate  of First South  Bancorp,  Inc.
               (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)

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

   10.9 First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219)

   10.10 Employment Agreement between NewSouth Bank and H.D. Reaves, Jr. (Incorporated herein by reference from Exhibit 10.10 Company's Annual Report on Form 10-K for the Year Ended September 30, 2000 (File No. 0-22219))

   10.11 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Jack L. Ashley dated November 15, 2001

   10.12 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall dated January 1, 2001

   13          Annual Report to Stockholders

   21          Subsidiaries of the Registrant

   23          Consent of PricewaterhouseCoopers, LLP

     (b)  REPORTS ON FORM 8-K.  There were no Current  Reports on Form 8-K filed
          -------------------
          by the Company during the fourth quarter of fiscal year 2001.

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          --------
          either  filed  as  part  of  this  Annual   Report  on  Form  10-K  or
          incorporated by reference herein.

     (d)  FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
          ---------------------------------------------------------------
          are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SOUTH BANCORP, INC.

December 20, 2001
                                        By: /s/ Thomas A. Vann
                                            -------------------------------
                                            Thomas A. Vann
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                                     December 20, 2001
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                    December 20, 2001
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                             December 20, 2001
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                               December 20, 2001
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                              December 20, 2001
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                                 December 20, 2001
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                             December 20, 2001
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                              December 20, 2001
--------------------------------------------
Marshall T. Singleton
Director


/s/ H.D. Reaves, Jr.                                   December 20, 2001
--------------------------------------------
H. D. Reaves, Jr.
Director