Form 10-KT
period 2001-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2002-04-01
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________

                                   OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2001 to December 31, 2001

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Virginia                                     56-1999749
-------------------------------                   --------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

1311 Carolina Avenue, Washington, North Carolina                 27889-2047
------------------------------------------------         -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 6, 2002, the aggregate market value of the 2,176,682 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $81.6 million based on the closing sale price of $37.51 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 6, 2002:  2,954,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.   Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.  (Part
     III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Annual Report on Form 10-K, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events. Accordingly, actual results may differ materially from management's expectations.

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

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Cumberland, Edgecombe, Lenoir, Nash, Pasquotank, Pitt and Robeson Counties in North Carolina, which are the counties in which the Bank's offices are located. As of December 31, 2001, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $428.0 million at December 31, 2001, representing 77.9% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At December 31, 2001, $110.2 million, or 25.7% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential construction loans totaled $23.3 million, or 5.4% of the Company's gross loan portfolio, at December 31, 2001. The Company also originates a significant amount of commercial real estate loans. At December 31, 2001, commercial real estate loans amounted to $172.6 million, or 40.3% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2001, commercial business loans totaled $35.7 million, or 8.4% of the Company's gross loan portfolio, and consumer loans totaled $77.8 million, or 18.2% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2001, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                            At December 31,                     At September 30,
                                         -------------------     -------------------------------------------
                                                   2001                     2001                  2000
                                         -------------------     -------------------     -------------------
                                           Amount        %         Amount         %        Amount        %
                                         ----------     ----     ----------     ----     ----------   ------
                                                              (Dollars in thousands)
Residential mortgage loans:
  Single-family residential............  $  110,217     25.7%    $   99,620     25.1%    $  135,572     34.5%
  Multi-family residential.............       8,399      2.0          9,470      2.4          6,747      1.7
  Construction.........................      23,305      5.4         23,829      6.0         29,332      7.5
                                         ----------    -----     ----------    -----     ----------    -----
    Total residential mortgage loans...     141,921     33.1        132,919     33.5        171,651     43.7
                                         ----------    -----     ----------    -----     ----------    -----

Commercial loans:
  Commercial real estate...............     172,621     40.3        149,821     37.7        111,062     28.3
  Commercial business..................      35,694      8.4         36,107      9.1         34,914      8.9
                                         ----------    -----     ----------    -----     ----------    -----
    Total commercial loans.............     208,315     48.7        185,928     46.8        145,976     37.2
                                         ----------    -----     ----------    -----     ----------    -----

Consumer loans:
  Automobile...........................       5,674      1.3          6,259      1.6          5,718      1.4
  Savings account loans................       1,438       .3          1,258       .3            997       .3
  Home equity loans....................      34,947      8.2         36,826      9.3         35,845      9.1
  Other................................      35,717      8.4         33,842      8.5         32,442      8.3
                                         ----------    -----     ----------    -----     ----------    -----
    Total consumer loans...............      77,776     18.2         78,185     19.7         75,002     19.1
                                         ----------    -----     ----------    -----     ----------    -----
      Total............................     428,012    100.0%       397,032    100.0%       392,629    100.0%
                                         ----------    =====     ----------    =====     ----------    =====

Less:
  Loans in process.....................      16,220                  16,795                  20,357
  Deferred fees and discounts..........         808                     749                     903
  Allowance for loan losses............       5,371                   5,401                   5,159
                                         ----------              ----------              ----------
    Total..............................  $  405,613              $  374,087              $  366,210
                                         ==========              ==========              ==========


                                                              At September 30,
                                            --------------------------------------------------------------------
                                                     1999                    1998                   1997
                                             ---------------------      ------------------       ----------------
                                               Amount       %            Amount       %           Amount      %
                                             ---------    -----         ----------   -----       --------   -----
                                                                     (Dollars in thousands)

Residential mortgage loans:
  Single-family residential............        $  62,422     27.2%     $   91,546    37.8%     $  67,959    31.7%
  Multi-family residential.............              379       .2             848      .4            946      .4
  Construction.........................           25,809     11.3          27,817    11.5         33,249    15.5
                                               ---------    -----      ----------   -----       --------   -----
    Total residential mortgage loans...           88,610     38.7         120,211    49.7        102,154    47.6
                                               ---------    -----      ----------   -----       --------   -----

Commercial loans:
  Commercial real estate...............           68,403     29.9          51,480    21.3         45,990    21.4
  Commercial business..................           21,106      9.2          21,823     9.0         16,449     7.7
                                               ---------    -----      ----------   -----       --------   -----
    Total commercial loans.............           89,509     39.1          73,303    30.3         62,439    29.1
                                               ---------    -----      ----------   -----       --------   -----

Consumer loans:
  Automobile...........................            4,291      1.9           4,575     1.9          4,611     2.2
  Savings account loans................              620       .3             470      .2            617      .3
  Home equity loans....................           23,795     10.4          22,898     9.5         21,665    10.1
  Other................................           22,141      9.6          20,443     8.4         22,996    10.7
                                               ---------    -----      ----------   -----       --------   -----
    Total consumer loans...............           50,847     22.2          48,386    20.0         49,889    23.3
                                               ---------    -----      ----------   -----       --------   -----
      Total............................          228,966    100.0%        241,900   100.0%       214,482   100.0%
                                               ---------    =====      ----------   =====       --------   =====

Less:
  Loans in process.....................           13,102                   12,930                 12,717
  Deferred fees and discounts..........              513                      606                    731
  Allowance for loan losses............            3,297                    3,365                  3,249
                                               ---------               ----------              ---------
    Total..............................        $ 212,054               $  224,999              $ 197,785
                                               =========               ==========              =========

     Loan Maturities. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.



                                                             Due After               Due After
                                                             1 Through               5 or More
                                       Due One             5 Years After            Years After
                                    Year or Less         December 31, 2001       December 31, 2001        Total
                                    ------------         -----------------       -----------------        -----
                                                                       (In thousands)
Real estate loans.................   $  169,674           $   118,305               $  68,629          $  356,608
Commercial........................       23,472                12,063                     159              35,694
Other.............................        9,323                 9,971                     196              19,490
                                     ----------           -----------               ---------          ----------
     Total........................   $  202,469           $   140,339               $  68,984          $  411,792
                                     ==========           ===========               =========          ==========

     The following table sets forth at December 31, 2001 the dollar amount of all loans due one year or more after December 31, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                          Predetermined        Floating or
                                            Rates            Adjustable Rates
                                            -----            ----------------
                                                    (In thousands)

Real estate loans......................  $  149,319            $   37,615
Commercial.............................      10,175                  2,047
Other..................................      10,167                     --
                                         ----------             ----------
     Total.............................  $  169,661             $   39,662
                                         ==========             ==========


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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the transition period ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, these transactions totaled $12.0 million, $49.4 million, $62.8 million and $86.1 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

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

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See " -- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $7.0 million at December 31, 2001. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2001, single-family, residential mortgage loans, excluding home improvement loans, totaled $110.2 million, or 25.7% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 30, 2001, $96.1 million, or 67.7%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $45.8 million, or 32.3%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .50% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2001, $23.3 million, or 5.4%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and either weekly or biweekly during the term of the construction loan. The Bank generally charges a ..50% to 1% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 1% construction loan fee and a commitment fee ranging from $275 to $425.

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

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2001, multi-family residential and commercial real estate loans totaled $8.4 million and $172.6 million, respectively, which amounted to 2.0% and 40.3%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 year amortization schedule with a balloon payment due after five years.

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

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At December 31, 2001, commercial business loans totaled $35.7 million, or 8.4% of the Company's gross loan portfolio.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2001, consumer loans totaled $77.8 million, or 18.2% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2001, loans on certificates of deposit totaled $1.4 million, or .3% of the Company's gross loan portfolio.

     At December 31, 2001, the Company had approximately $34.9 million in home equity line of credit loans, representing approximately 8.2% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

     The Company offers credit card loans through its participation as a Visa and MasterCard issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service, and the Bank does not actively solicit credit card business beyond its customer base and market area. The rate currently charged by the Bank on its credit card loans ranges from 12% to 17%, and the Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside servicer. At December 31, 2001, the Company had a commitment to fund an aggregate of $10.1 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.7 million of credit card loans outstanding, representing .4% of its gross loan portfolio.

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

Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Consolidated Financial Statements for the Three Months Ended December 31, 2001.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 5 of Notes to Consolidated Financial Statements for the Three Months Ended December 31, 2001.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                    At                          At September 30,
                                                December 31,  -------------------------------------------------------------
                                                    2001        2001         2000         1999          1998       1997
                                                 -------      --------     ---------    ---------    ---------     --------
                                                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family............................    $   864      $    570     $   1,110    $     487    $     323     $    298
    Construction.............................         --            --           258           --          406          916
  Commercial real estate.....................        200           132            --           --           --           16
  Commercial business........................         83           228           139           48           25           14
  Consumer...................................        106           132           139           33           48           18
                                                 -------      --------     ---------    ---------    ---------     --------
    Total nonperforming loans................    $ 1,253      $  1,062     $   1,646    $     567    $     802     $  1,262
                                                 =======      ========     =========    =========    =========     ========
Percentage of total loans, net...............        .31%          .28%          .45%         .27%         .36%         .64%
                                                 =======      ========     =========    =========    =========     ========
Real estate owned............................    $   677      $    530     $     220    $     591    $     412     $    358
                                                 =======      ========     =========    =========    =========     ========


     During the three months ended December 31, 2001, additional gross interest income of approximately $51,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.
Interest on such loans included in income during the period amounted to approximately $18,000.

     At December 31, 2001, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At December 31, 2001, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

     At December 31, 2001, the Company had $1.3 million of nonaccrual loans, which consisted of 23 single-family residential real estate loans totaling $864,000, two commercial real estate loans totaling $200,000, four commercial business loans totaling $83,000, and 22 consumer loans totaling $106,000.

     At December 31, 2001, the Bank had $677,000 of real estate owned, which consisted of ten single-family residences totaling $439,000 and four commercial real estate properties totaling $238,000.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2001, the Company had $10.9 million in classified assets, including $5.5 million in assets classified as special mention, $4.7 million in assets classified as substandard, $680,000 in assets classified as doubtful and no assets classified as loss.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                               Three Months
                                                  Ended                                   Year Ended September 30,
                                                December 31,  -------------------------------------------------------------
                                                  2001          2001         2000         1999         1998         1997
                                                 -------      --------     ---------    ---------    ---------     --------
                                                                                    (Dollars in thousands)
Balance at beginning of period...............    $ 5,401      $  5,159     $   3,297    $   3,365    $   3,249     $  2,351
                                                 -------      --------     ---------    ---------    ---------     --------

Loans charged-off:
Commercial business..........................         --           423            58          206          128           --
  Consumer...................................         42           233            99           58           74           72
                                                 -------      --------     ---------    ---------    ---------     --------
      Total charge-offs......................         42           656           157          264          202           72
                                                 -------      --------     ---------    ---------    ---------     --------

Recoveries:
  Residential real estate mortgage:
    Single-family residential................         --            --            --           --           --           33
  Commercial.................................          2            49            70           65           --           --
  Consumer...................................         10            19             9           11            8            6
                                                 -------      --------     ---------    ---------    ---------     --------
      Total recoveries.......................         12            68            79           76            8           39
                                                 -------      --------     ---------    ---------    ---------     --------
Net loans charged-off........................         30           588            78          188          194           33
                                                 -------      --------     ---------    ---------    ---------     --------

Additions:
Balance transferred in acquisition...........         --            --           963           --           --           --
Provision for loan losses....................         --           830           977          120          310          931
                                                 -------      --------     ---------    ---------    ---------     --------
      Total additions........................         --           830         1,940          120          310          931
                                                 -------      --------     ---------    ---------    ---------     --------
Balance at end of period.....................    $ 5,371      $  5,401     $   5,159    $   3,297    $   3,365     $  3,249
                                                 =======      ========     =========    =========    =========     ========
Ratio of net charge-offs to average
  loans outstanding during the period........        .01%          .16%          .02%         .08%         .09%         .02%
                                                 =======      ========     =========    =========    =========     ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                               At September 30,
                                         At December 31,       ----------------------------------------------
                                             2001                    2001                    2000
                                        --------------------   --------------------   ----------------------
                                                  Percent of             Percent of              Percent of
                                                   Loans in               Loans in                Loans in
                                                 Category to             Category to             Category to
                                        Amount   Total Loans   Amount   Total Loans   Amount    Total Loans
                                        ------   -----------   ------   -----------   ------    -----------
                                                             (Dollars in thousands)
Residential mortgage................  $ 1,034        33.1%    $  1,034     33.5%      $  1,034     43.7%
Commercial (1)......................    3,243        48.7        3,241     46.8          3,125     37.2
Consumer............................    1,094        18.2        1,126     19.7          1,000     19.1
                                      -------       -----     --------    -----       --------    -----
  Total allowance for loan losses...  $ 5,371       100.0%    $  5,401    100.0%      $  5,159    100.0%
                                      =======       =====     ========    =====       ========    =====

                                                                 At September 30,
                                      -----------------------------------------------------------------------
                                              1999                 1998                       1997
                                       ----------------------- ---------------------     --------------------
                                                  Percent of             Percent of               Percent of
                                                   Loans in               Loans in                 Loans in
                                                  Category to             Category to             Category to
                                         Amount   Total Loans   Amount   Total Loans     Amount   Total Loans
                                         ------   -----------   ------   ----------      ------   -----------
                                                                (Dollars in thousands)
Residential mortgage................   $  1,071      38.7%    $   1,071      49.7%      $  1,070      47.6%
Commercial (1)......................      1,577      39.1         1,598      30.3          1,456      29.1
Consumer............................        649      22.2           696      20.0            723      23.3
                                       --------     -----     ---------     -----       --------     -----
  Total allowance for loan losses...   $  3,297     100.0%    $   3,365     100.0%      $  3,249     100.0%
                                       ========     =====     =========     =====       ========     =====

---------------
(1)      Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2001, the Company's mortgage-backed securities and investment securities portfolio amounted to $43.9 million and $54.1 million, respectively. At such date, the Company had an unrealized gain of $2.6 million, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At December 31, 2001, the Company's mortgage-backed securities amounted to $43.9 million, or 8.0% of total assets.
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At December 31, 2001, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $275,000.

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

     At December 31, 2001, mortgage-backed securities with an amortized cost of $43.1 million and a carrying value of $43.9 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. At December 31, 2001, the Bank's mortgage-backed securities had a weighted average yield of 6.64%.

     At December 31, 2001, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 14 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2001, the Company's entire portfolio of investment securities was classified available for sale and amounted to $54.1 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2001, the estimated average life of the Company's investment securities portfolio was approximately 3.5 years. In addition, at December 31, 2001, the Company had $2.7 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2001.


                              One Year or Less       One to Five Years   Five to Ten Years
                             -------------------    ------------------   ------------------
                              Carrying  Average     Carrying   Average    Carrying  Average
                               Value     Yield        Value     Yield      Value     Yield
                              --------   ------      --------   ------     -------   ------
                                                  (Dollars in thousands)
Securities available for sale:
   U.S. government and
    agency  securities......  $     --       --%     $ 48,510   6.33%      $ 5,551   7.21%
   Mortgage-backed
    securities..............        --       --           451   6.57         3,075   6.40
Securities held to maturity:
   FHLB stock (1)...........        --       --            --     --            --     --
                              --------   ------      --------   ----       -------   ----

      Total.................  $     --       --%     $ 48,961   6.33%      $ 8,626   6.92%
                              ========   ======      ========   ====       =======   ====



                                More than Ten Years         Total Investment Portfolio
                              ---------------------    --------------------------------
                               Carrying     Average    Carrying     Amortized   Average
                                 Value       Yield       Value         Cost       Yield
                                ---------    ----       --------     ---------   -------
                                                  (Dollars in thousands)
Securities available for sale
   U.S. government and
    agency  securities......    $      --      --%      $ 54,061      $ 50,508    6.42%
   Mortgage-backed
    securities..............       40,378    6.66         43,904        43,054    6.64
Securities held to maturity:
   FHLB stock (1)...........        2,713    6.25          2,713         2,713    6.25
                                ---------    ----       --------     ---------    ----

      Total.................    $  43,091    6.63%      $100,678     $  96,275    6.51%
                                =========    ====       ========     =========    ====

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                           At               At September 30,
                                                       December 31,    -----------------------------------
                                                           2001           2001        2000         1999
                                                       ---------       ---------    ---------    ---------
                                                                           (In thousands)
Securities available for sale:
   U.S. government and agency securities...........    $  54,061       $  54,742    $  45,186    $   3,024
   Mortgage-backed securities......................       43,904          48,603      108,519       56,326
                                                       ---------       ---------    ---------    ---------
      Total........................................       97,965         103,345      153,705       59,350

Securities held to maturity:
                            -
   FHLB stock......................................        2,713           2,713        2,651        1,460
                                                       ---------       ---------    ---------    ---------
      Total........................................    $ 100,678       $ 106,058    $ 156,356    $  60,810
                                                       =========       =========    =========    =========


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

                                                      As of and for the            As of and for the
                                                      Three Months Ended        Year Ended September 30,
                                                          December 31,         -------------------------
                                                              2001                       2001
                                                      ---------------------    -------------------------
                                                                   Weighted                    Weighted
                                                                    Average                     Average
                                                      Amount         Rate          Amount        Rate
                                                     ---------       -----        --------      -----
                                                                    (Dollars in thousands)
Demand accounts:
  Checking.........................................  $ 111,077         .80%       $ 98,551       1.00%
  Money market.....................................     41,487        2.07          41,557       2.52
Savings accounts...................................     18,865        1.00          19,175       1.00
                                                     ---------       -----        --------      -----
     Total.........................................    171,429        1.13         159,283       1.40

Certificate accounts:
  Less than 12 months (1)..........................     91,915        3.60          93,176       4.33
  12 - 14 months (1)...............................    143,101        4.14         152,622       5.01
  15 - 72 months (1)...............................     69,144        4.88          66,858       5.09
                                                     ---------       -----        --------      -----
     Total.........................................    304,160        4.14         312,656       4.82
                                                     ---------       -----        --------      -----
Total deposits.....................................  $ 475,589        3.06%       $471,939       3.67%
                                                     =========       =====        ========      =====

                                                               As of and for the Year Ended September 30,
                                                     ----------------------------------------------------
                                                              2000                          1999
                                                     -------------------------     ----------------------
                                                                      Weighted                  Weighted
                                                                      Average                    Average
                                                        Amount         Rate          Amount        Rate
                                                       ---------       -----        ---------      -----
                                                                         (Dollars in thousands)
Demand accounts:
  Checking.........................................    $  62,322         .26%        $ 31,151        .28%
  Money market.....................................       48,271        4.29           22,375       3.92
Savings accounts...................................       22,069        1.49            7,220       1.50
                                                       ---------       -----        ---------      -----
     Total.........................................      132,662        1.93           60,746       1.76

Certificate accounts:
  Less than 12 months (1)..........................      112,553        5.99           50,671       5.05
  12 - 14 months (1)...............................      121,941        6.25           82,655       5.06
  15 - 72 months (1)...............................      104,786        5.73           40,546       5.44
                                                       ---------       -----        ---------      -----
     Total.........................................      339,280        6.00          173,872       5.15
                                                       ---------       -----        ---------      -----
Total deposits.....................................    $ 471,942        4.85%       $ 234,618       4.27%
                                                       =========       =====        =========      =====

---------------
(1)      Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of December 31, 2001. At such date, such deposits represented 13.3% of total deposits and had a weighted average rate of 4.12%.

                                                   Maturity Period
                                                   ---------------
                                                   (In thousands)

      Three months or less.......................  $    3,278
      Over three through six months..............       6,040
      Over six through 12 months.................      39,922
      Over 12 months.............................      14,078
                                                   ----------
            Total................................  $   63,318
                                                   ==========


     At December 31, 2001, mortgage-backed securities with an amortized cost of $5.1 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 20% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the three months ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                      At or for the
                                                       Three Months        At or for the Year Ended
                                                           Ended                  September 30,
                                                        December 31,  --------------------------------------
                                                            2001        2001           2000       1999
                                                     ----------------   -----          -----      -----
                                                                                (In thousands)
Amounts outstanding at end of period:
  FHLB advances....................................    $   1,000       $      --    $  24,000    $      --
  Federal funds purchased and securities
    sold under repurchase agreements...............        4,441           4,909        6,388        1,318
Weighted average rate paid on:
  FHLB advances....................................         1.83%           0.00%        6.94%        0.00%
  Federal funds purchased and securities sold under
    agreements to repurchase.......................          .43%           1.43%        4.38%        3.13%
Maximum amount of borrowings outstanding
at any month end:
  FHLB advances....................................    $   1,000       $  45,700    $  60,200    $  19,000
  Federal funds purchased and securities
    sold under repurchase agreements...............        5,073           6,381        6,388        2,374


                                                      At or for the
                                                       Three Months        At or for the Year Ended
                                                           Ended                  September 30,
                                                        December 31,  --------------------------------------
                                                            2001        2001           2000       1999
                                                     ----------------   -----          -----      -----
                                                                                (In thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances....................................    $     250       $  13,638    $   9,168    $  10,558
  Federal funds purchased and securities
    sold under repurchase agreements...............        4,808           5,419        3,306        1,773
Approximate weighted average rate paid on: (1)
  FHLB advances....................................         1.60%           6.03%        6.09%        5.19%
  Federal funds purchased and securities
    sold under repurchase agreements...............          .92%           3.48%        4.30%        2.69%

----------
(1)      Based on month-end balances.


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

EMPLOYEES

     As of December 31, 2001, the Bank had 203 full-time and 15 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2001, of $2.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. Reserves equal to 3% must be maintained on transaction accounts up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2001, the Bank met its reserve requirements.

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

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 20.9% of total assets at December 31, 2001, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of December 31, 2001, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $7.0 million at December 31, 2001. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $4.6 million. At December 31, 2001, the Bank's largest lending relationship was a $3.9 million relationship consisting of three commercial real estate loans and five unsecured loans. All loans within this relationship were current and performing in accordance with their terms at December 31, 2001.

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

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state. The Riegle Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control (I) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle Act does not affect a state's authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle Act.

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

TAXATION - GENERAL

     The Bank previously filed its federal income tax return based on a fiscal year ending September 30. Effective as of December 31, 2001, the Bank will file its federal income tax return based on a fiscal year ending December 31.

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

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2001.

                                                  Book Value at
                              Year      Owned or   December 31,     Approximate
                            Opened       Leased        2001       Square Footage
                            ------      --------      -------     --------------
                                        (Dollars in thousands)
MAIN OFFICE:
1311 Carolina Avenue
Washington, NC                 1986       Owned      $   675         10,200

BRANCH OFFICES:
300 North Market Street
Washington, NC                 1959       Owned          169          4,680

1328 John Small Avenue
Washington, NC                 2001      Leased           61          1,916

301 E. Arlington Blvd.
Greenville, NC                 1993       Owned          347          2,600

604 E. Ehringhaus Street
Elizabeth City, NC             1980       Owned          363          2,500

827 Hardee Road
Kinston, NC                    1996      Leased           40          2,000

2430 Heritage Street
Kinston, NC                    2001      Leased           41          2,145

1725 Glenburnie Road
New Bern, NC                   1990       Owned          363          2,600

202 Craven Street
New Bern, NC                   1995      Leased           47          2,500

300 Sunset Avenue
Rocky Mount, NC                1994       Owned          343          4,948

241 Green Street
Fayetteville, NC               1999       Owned          899         10,000

3107 Raeford Road
Fayetteville, NC               1999       Owned          437          2,400

600 N. Chestnut Street
Lumberton, NC                  1999       Owned          438          6,100

3000 N. Elm Street
Lumberton, NC                  2001      Leased          133          2,128

2999 Hwy. 17S.
Chocowinity, NC                1999        **            320          2,530

                                                   Book Value at
                              Year      Owned or   December 31,     Approximate
                            Opened       Leased        2001       Square Footage
                            ------      --------      -------     --------------
                                       (Dollars in thousands)
3635 North Halifax Road
Dortches, NC                   2000      Leased           59            396

1378 Benvenue Road
Rocky Mount, NC                2000        **            409          5,376

2901 Sunset Avenue
Rocky Mount, NC                2000       Owned        1,171          5,635

450 North Winstead Avenue
Rocky Mount, NC                2000      Leased            6          2,845

100 East Hope Lodge Street
Tarboro, NC                    2000      Leased           36          1,350

CREDIT ADMINISTRATION:
239 West Main Street
Washington, NC  27889          1994       Owned          531          7,600

OPERATIONS CENTER:
220 Creekside Drive
Washington, NC                 2001       Owned          744         10,000

FUTURE EXPANSION SITES:
Cypress Landing
Chocowinity, NC                           Owned          126

Taberna
New Bern, NC                              Owned          176

-----------
**   Lease land, own building.

     The book value of the Bank's investment in premises and equipment was $7.9 million at December 31, 2001. See Note 6 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2001, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
MATTERS
-------

STOCK LISTING INFORMATION

     The Company's common stock trades on the Nasdaq Stock Market under the symbol FSBK.

STOCK PRICE INFORMATION

     The following table sets forth the high and low trade price information and dividends declared per share for the periods indicated.


Quarter Ended                       High             Low            Dividends
-------------                       ----             ---            ---------
December 31, 1999                  $18.875          $17.125           $.10
March 31, 2000                      18.875           17.375           .10
June 30, 2000                       20.00            18.375           .13
September 30, 2000                  23.25            19.25            .13

December 31, 2000                   24.78            21.75            .13
March 31, 2001                      25.00            23.0625          .18
June 30, 2001                       27.50            24.6875          .18
September 30, 2001                  36.25            26.50            .18

December 31, 2001                   37.90            31.65            .18

RECORD HOLDERS

     As of January 8, 2002, there were 1,945 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                              At or for the
                                           Three Months Ended
                                               December 31,               At or For the Year Ended September 30,
                                           ------------------ --------------------------------------------------------------
                                                 2001           2001         2000          1999         1998         1997
                                               ---------      --------     ---------    ---------    ---------     ---------
                                                                       (dollars in thousands, except per share data)
Selected Financial Condition Data
---------------------------------
Total assets                             $    549,318       $  541,195    $ 559,719    $  292,305   $  281,479   $  249,281
Loans receivable, net                         405,613          374,087      366,210       212,054      224,999      197,785
Cash and investment securities                 75,745           95,191       59,927        12,435       20,119       18,856
Mortgage-backed securities                     43,904           48,603      108,519        56,326       27,017       24,818
Deposits                                      475,589          471,939      471,942       234,618      204,635      175,116
Borrowings                                      5,441            4,909       30,388         1,318       11,933       12,621
Stockholders' equity                           51,031           50,769       44,835        48,763       56,714       57,856

Selected Operations Data
------------------------
Interest income                          $      9,467       $   42,159    $  36,865    $   23,129   $   21,867   $   18,515
Interest expense                                4,092           22,168       19,013         9,979        9,240        8,346
                                           ------------       ---------     --------     ---------    ---------    ---------
Net interest income                             5,375           19,991       17,852        13,150       12,627       10,169
Provision for loan losses                           0              830          977           120          310          931
Noninterest income                              1,625            6,776        3,432         2,874        2,646        1,685
Noninterest expenses                            3,832           16,047       14,100        10,255        9,940        6,941
ESOP termination                                3,143                0            0             0            0            0
                                           ------------       ---------     --------     ---------    ---------    ---------
Income before income taxes                         25            9,890        6,207         5,649        5,023        3,982
Income taxes                                    1,165            4,060        2,658         2,453        1,900        1,719
                                           ------------       ---------     --------     ---------    ---------    ---------
Net income (loss)                        $     (1,140)      $    5,830    $   3,549    $    3,196   $    3,123   $    2,263
                                           ============       =========     ========     =========    =========    =========
Earnings per share - basic (1)(2)        $      (0.40)      $     2.01    $    1.14    $     0.91   $     0.80   $     0.35
Earnings per share - diluted (1)(2)             (0.40)            1.95         1.13          0.91         0.80         0.35
Dividends per share (2)                          0.18             0.67         0.46          0.31         0.27         0.13

Selected Financial Ratios and Other Data
----------------------------------------
Performance Ratios:
Return on average assets (3)                    1.46 %            1.06 %       0.76 %        1.09 %       1.19 %       1.00 %
Return on average equity (3)                   15.70             12.31         7.71          6.03         5.40         6.57
Interest rate spread                            4.05              3.67         3.73          3.95         4.03         4.10
Net interest margin                             4.24              3.90         4.05          4.69         5.05         4.67
Average earning assets/average
  interest bearing liabilities                116.27            114.06       115.51        131.01       127.57       115.00
Noninterest expense/average assets (4)          2.80              2.92         3.03          3.50         3.80         3.06
Efficiency ratio (4)                           54.74             59.95        66.25         63.99        65.08        58.55
Dividend payout ratio (3)                      25.71             33.33        40.35         34.07        33.75        37.14
Quality Ratios:
Nonperforming assets/total assets               0.35 %            0.29 %       0.33 %        0.40 %       0.43 %       0.65 %
Nonperforming loans/total loans                 0.31              0.28         0.45          0.27         0.36         0.64
Loan loss reserves/total loans                  1.31              1.42         1.39          1.53         1.50         1.64
Provision for loan losses/total loans            .00              0.22         0.27          0.06         0.14         0.47
Capital Ratios:
Equity/total assets, end of period              9.29 %            9.38 %       8.02 %       16.69 %      19.95 %      23.23 %
Average equity/average assets                   9.33              8.62         9.89         18.09        22.14        15.17
Other Data:
Full service offices                              20                19           17             9            8            8
Loans serviced for others                $   274,240    $   $  295,216   $  300,006    $  275,255   $  250,202   $  253,647


--------------
(1) Applies to net income of $1,395,900 earned for the period April 8, 1997 to September 30, 1997.
(2)  Adjusted for three-for-two stock split on August 19, 1998.
(3) Based on net income of $2,003,494 earned before the $3,143,467 one-time ESOP termination charge.
(4)  Excludes $3,143,467 one-time ESOP termination charge.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

     First South Bancorp, Inc. was formed for the purpose of issuing common stock, owning 100% of the stock of First South Bank and operating through the Bank a commercial banking business. The Company has engaged in no activities other than holding the stock of the Bank, therefore, this discussion of consolidated financial condition and results of operations relates principally to the Bank. The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences, credit cards and other loans. The Bank's earnings depend primarily on its net interest income, which is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The level of its noninterest income and expenses also affects the Bank's earnings.

         Prevailing economic conditions, as well as federal and state regulations, affect the operations of the Bank. The Bank's cost of funds is influenced by interest rates paid on competing investments, rates offered on deposits by other financial institutions in the Bank's market area and by general market interest rates. Lending activities are affected by the demand for financing of real estate and various types of commercial and consumer loans, influenced by interest rates at which such financing may be offered.

     The Bank's business emphasis is to operate as a well-capitalized, profitable and independent community oriented financial institution dedicated to providing quality customer service and meeting the financial needs of the communities it serves. Management believes the Bank can be more effective in serving its customers than many larger competitors, because of its ability to respond quickly and effectively to customer needs and inquiries. The Bank's ability to provide these services is enhanced by the stability of the Bank's senior management team.

SIGNIFICANT ACTIVITIES AND EVENTS

     The Company recorded a net loss for the three months ended December 31, 2001 of $1.1 million, compared to net income of $1.3 for the three months ended December 31, 2000. Comparative diluted earnings per share was $(.40) for the three months ended December 31, 2001 compared to $.45 for the three months ended December 31, 2000.

     Effective as of December 31, 2001, the Company terminated its Employee Stock Ownership Plan ("ESOP") and incurred a one-time non-tax deductible charge of $3.1 million related to the ESOP termination. During the year ended September 30, 2001, the Company incurred a pre-tax expense of $1.2 million related to the ESOP. As a result of the ESOP termination, the Company was able to reduce its after-tax ESOP expense to $73,000 for the three months ended December 31, 2001 from $216,000 for the three months ended December 31, 2000. For future periods, the Company will not incur any further charges related to the ESOP. The Company believes the benefits of the ESOP were not sufficient to justify the ongoing annual expense incurred to maintain it and the cost savings achieved in future periods will more than compensate for the one-time charge incurred to terminate it.

     After adjusting for the one-time ESOP termination expense, net income for the three months ended December 31, 2001 would have been $2.0 million, representing a 49.0% increase over the net income of $1.3 million earned in the three months ended December 31, 2000. Diluted earnings per share on net income for the three months ended December 31, 2001 before the one-time ESOP termination charge would have been $.67 per share, representing a 48.9% increase over the $.45 diluted earnings per share for the three months ended December 31, 2000.

     On November 30, 1999, the Company consummated the acquisition of Green Street Financial Corp ("Green Street"), the parent holding company of Home Federal Savings and Loan Association of Fayetteville, North Carolina ("Home Federal"), with full service offices located in Fayetteville and Lumberton, North Carolina. The acquisition was accounted for using the purchase method of accounting for a cash purchase price of $59.2 million, representing $15.25 per share of Green Street common stock. Summary financial information related to Green Street acquisition was as follows (unaudited): assets - $162.2 million; loans receivable - $125.4 million; deposits - $101.7 million; and goodwill - $288,000.

     On February 18, 2000, the Bank completed the purchase of six Triangle Bank ("Triangle") branch offices located in Rocky Mount and Tarboro, North Carolina. This acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the six Triangle branch offices for a premium of approximately 4.0% of the assumed deposits. Summary financial information related to the Triangle branches purchase was as follows (unaudited): deposits - $147.5 million; cash and other assets - $113.4 million; loans receivable - $26.3 million; deposit premium - $5.0 million; and premises and equipment - $2.8 million.

     Concurrent with the Green Street acquisition, the Bank changed its name to First South Bank. These acquisitions enabled the Company to leverage its capital base, represent a significant growth in the Bank's branch office network and have benefited the Company's earnings.

CHANGE IN FISCAL YEAR END

     On January 4, 2002, the Board of Directors of the Company announced that it approved a change in the Company's fiscal year end from September 30 to December 31, effective December 31, 2001. Adopting a December 31 fiscal year end will eliminate the duplication of work the Company previously did to convert information from a fiscal year to a calendar year and will simplify the Company's internal and external communications. It will also bring the Company's fiscal year end in conformity with the fiscal year end used by the majority of banks in North Carolina and throughout the United States. The Bylaws were amended to reflect this change in fiscal year. As a result, the Company's next annual meeting of shareholders is May 15, 2003.

BASIS OF PRESENTATION

     Based on the change in the Company's fiscal year from September 30 to December 31, the management's discussion and analysis of financial condition and results of operations will:

     o compare the audited results of operations for the three months ended December 31, 2001 to the unaudited results of operations for the three months ended December 31, 2000;

     o compare the results of operations for the fiscal year ended September 30, 2001 to the results of operations for the fiscal year ended September 30, 2000;

     o compare the results of operations for the fiscal year ended September 30, 2000 to the results of operations for the fiscal year ended September 30, 1999; and

     o discuss the Company's liquidity and sources of capital as of December 31, 2001, and where applicable, comparing the three months ended December 31, 2001 to the three months ended December 31, 2000 and the fiscal years ended September 30, 2001 to September 30, 2000 and September 30, 2000 to September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As a state chartered commercial bank, the Bank must meet liquidity requirements established by the North Carolina Office of the Commissioner of Banks (the "Commissioner"). Savings banks, which convert to commercial banks, are required to maintain 15% liquidity pursuant to the conversion guidelines adopted by the Commissioner. The Bank's liquidity ratio, as computed under these guidelines, was 20.9% at December 31, 2001 compared to 24.0% at September 30, 2001.

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from loan and securities sales, and advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and local competition. The Bank's primary investing activity is the origination of commercial, consumer and mortgage loans. During the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, the Bank had loan originations of $68.8 million, $204.6 million and $176.5 million, respectively. The Bank's primary financing activities are the attraction of checking, certificate and savings deposits, and obtaining FHLB advances.

     The levels of cash and cash equivalents is dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2001 and September 30, 2001, cash and cash equivalents totaled $21.7 million and $40.4 million, respectively. The Bank has other sources of liquidity if a need for additional funds arises. During the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, the Bank sold or exchanged real estate loans totaling $12.0 million, $49.4 million and $62.8 million, respectively. Borrowing's consisting of FHLB advances and retail repurchase agreements were $5.4 million at December 31, 2001, compared to $4.9 million at September 30, 2001. Other sources of liquidity include investment and mortgage-backed securities designated as available for sale, which totaled $98.0 million at December 31, 2001 and $103.3 million at September 30, 2001.

     At December 31, 2001 stockholders' equity was $51.0 million compared to $50.8 million at September 30, 2001. At December 31, 2001 there were 2,964,337 shares of common stock outstanding, net of 1,399,707 treasury shares. Net loss was $1.1 million for the three months ended December 31, 2001. Net income for the year ended September 30, 2001 was $5.8 million, compared to $3.5 million for the year ended September 30, 2000.

     As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's stand-alone equity was $46.7 million at December 31, 2001, compared to $49.2 million at September 30, 2001, substantially in excess of all such regulatory requirements. The Commissioner requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4% and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier I capital. The Bank was in compliance with all capital requirements of both the Commissioner and the FDIC at December 31, 2001 and September 30, 2001.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     A summary of the contractual amounts of the Company's exposure to off-balance sheet risk as of December 31, 2001 is as follows:

                                                           At December 31, 2001
                                                           --------------------
                                                          (Dollars in thousands)
Commitments to extend credit:
  Commitments to originate loans                                $    50,204
  Undrawn balances on lines of credit and undrawn
      balances on credit reserves (overdraft protection)             48,627
                                                                -----------
  Total commitments to extend credit                            $    98,831
                                                                ===========

     Included in the commitments to originate loans as of December 31, 2001, are fixed interest rate loan commitments of $11.7 million. The shorter duration of interest-sensitive liabilities, to the extent they are used to fund these fixed-rate loans, indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of fixed-rate long-term assets and net interest income.

     Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements.

ASSET/LIABILITY MANAGEMENT

     The Bank strives to maintain consistent net interest income and reduce its exposure to adverse changes in interest rates by matching the terms to repricing of its interest-sensitive assets and liabilities. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. The overall yield on the Bank's earning assets will generally increase when interest rates rise over an extended period of time, and conversely, yields will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decline. The Bank can significantly influence its net interest income by controlling the increases and decreases in its interest income and interest expense, which are caused by changes in market interest rates.

     The President of the Bank reports interest rate risk and trends to the Board of Directors on a regular basis, as well as liquidity and capital ratio requirements. The Board of Directors reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies.

     A principal strategy in managing the Bank's interest rate risk has been to increase interest sensitive assets such as commercial and consumer loans. At December 31, 2001, the Bank had $200.6 million of commercial loans and $77.8 million of consumer loans compared to $178.9 million and $78.2 million, respectively, at September 30, 2001. The Bank had $29.3 million of loans held for sale at December 31, 2001, compared to $20.5 million at September 30, 2001. Depending on conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of investment securities, the Bank has emphasized that all purchases of securities are held as available for sale, allowing the Bank to sell a security in a timely manner should an immediate liquidity need arise. The Bank had $98.0 million of investment and mortgage-backed securities classified as available for sale at December 31, 2001, compared to $103.3 million at September 30, 2001.

RATE/VOLUME ANALYSIS

     Net interest income can also be analyzed in terms of the impact of changing interest rates on average interest-earning assets and average interest-bearing liabilities and the changing volume or amount of these assets and liabilities. Table 1 below represents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of average interest-earning asset and average interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old volume); (iii) changes in rate-volume (changes in rate multiplied by the changes in volume); and (iv) net change (total of the previous columns).


TABLE 1 - RATE/VOLUME ANALYSIS

                                        Three Months Ended December 31,                 Year Ended September 30,
                                    -------------------------------------------   --------------------------------------------
                                      2001             vs.          2000              2001         vs.        2000
                                    -------------------------------------------   ------------------------------------------
                                           Increase (Decrease) Due to                      Increase (Decrease) Due to
                                    -------------------------------------------   ------------------------------------------
                                                            Rate/                                          Rate/
                                     Volume       Rate     Volume       Total      Volume       Rate      Volume      Total
                                    -------     --------   ------      --------   --------    --------    -------    -------
                                                                                       (In thousands)
Interest income:
 Loans receivable................   $   462    $ (1,173)   $  (64)     $   (775)  $  4,103    $   145     $    21    $ 4,269
 Investment securities...........       115         (93)      (12)           10      2,285        (39)        (69      2,177
 Mortgage-backed securities......    (1,048)        (46)       25        (1,069)      (439)      (344)         24       (759)
 Other interest-earning assets...       200         (47)     (123)           30        (63)      (350)         20       (393)
                                    -------     --------   ------      --------   --------    --------    -------    -------
 Total interest-earning assets...      (271)      (1,359)    (174)       (1,804)     5,886       (588)        (4)     5,294
                                    -------     --------   ------      --------   --------    -------     -------    -------


Interest expense:
 Deposits........................        25      (1,694)       (6)       (1,675)     3,363       (437)        (81)      2,845
 FHLB advances...................      (513)       (383)      380          (516)       131        108          25         264
 Other interest-bearing
    liabilities..................       (13)        (57)       10           (60)        82        (23)        (13)         46
                                    -------     --------   ------      --------   --------    -------     -------    -------
 Total interest-bearing
     liabilities.................      (501)     (2,134)      384        (2,251)     3,576       (352)        (69)     3,155
                                    -------     --------   ------      --------   --------    -------     -------    -------
Change in net interest income....   $   230     $    775   $ (558)     $    447   $  2,310    $  (236)    $    65    $ 2,139
                                    =======     ========   ======      ========   ========    =======     =======    =======



                                           Year Ended September 30,
                                -----------------------------------------
                                    2000           vs.           1999
                                -----------------------------------------
                                         Increase (Decrease) Due to
                                -----------------------------------------
                                                         Rate/
                                 Volume       Rate      Volume     Total
                                 -------    --------   --------   -------
                                          (In thousands)
Interest income:
 Loans receivable...............    $ 9,019    $    143   $     67   $ 9,229
 Investment securities..........        994          (7)       (22)      965
 Mortgage-backed securities.....      2,598          88         71     2,757
 Other interest-earning assets..        215         342        228       785
                                    -------    --------   --------   -------
 Total interest-earning assets..     12,826         566        344    13,736
                                    -------    --------   --------   -------


Interest expense:
 Deposits.......................      7,584         744        601     8,929
 FHLB advances..................          8           1         --         9
 Other interest-bearing
    liabilities.................         46          26         24        96
                                    -------    --------   --------   -------
 Total interest-bearing
     liabilities................      7,638         771        625     9,034
                                    -------    --------   --------   -------
Change in net interest income...    $ 5,188    $   (205)  $   (281)  $ 4,702
                                    =======    ========   ========   =======


TABLE 2 - YIELD/COST ANALYSIS


                                                             Three Months Ended December 31,           Year Ended September 30,
                                                        -------------------------------------------   ------------------------------
                                                                           2001                                 2001
                                                        -------------------------------------------   ------------------------------
                                                                                        Average
                                                          Average                       Yield/          Average
                                                          Balance        Interest       Cost (2)        Balance        Interest
                                                        -------------  -------------  -------------   -------------  -------------
Interest earning assets:
Loans receivable    (1)                                     $389,746         $7,715           7.92 %      $369,735        $32,760
Investment securities                                         54,583            865           6.34          51,386          3,461
Mortgage-backed securities                                    46,586            781           6.71          77,422          5,223
Other interest-earning assets                                 16,501            106           2.57          14,547            715
                                                        -------------  -------------  -------------   -------------  -------------
     Total earning assets                                    507,416          9,467           7.46         513,090         42,159
                                                                       -------------  -------------                  -------------
Nonearning assets                                             39,658                                        36,225
                                                        -------------                                 -------------
     Total assets                                           $547,074                                      $549,315
                                                        =============                                 =============

Interest bearing liabilities:
Time deposits                                               $309,391          3,567           4.61        $323,037         18,496
Demand deposits                                              102,827            465           1.81          87,309          2,396
Savings                                                       19,126             48           1.00          20,450            262
FHLB advances                                                    250              1           1.60          13,638            822
Repurchase agreements                                          4,808             11           0.92           5,419            192
                                                        -------------  -------------  -------------   -------------  -------------
     Total interest-bearing liabilities                      436,402          4,092           3.75         449,853         22,168
Noninterest bearing demand deposits                           43,035              0           0.00          37,383              0
                                                        -------------  -------------  -------------   -------------  -------------
     Total sources of funds                                  479,437          4,092           3.41         487,236         22,168
                                                                       -------------  -------------                  -------------

Other liabilities and stockholders' equity
Other liabilities                                             16,584                                        14,707
Stockholders' equity                                          51,053                                        47,372
                                                        -------------                                 -------------
     Total liabilities and stockholders' equity             $547,074                                      $549,315
                                                        =============                                 =============
Net interest income                                                          $5,375                                       $19,991
                                                                       =============                                 =============
Interest rate spread  (3)                                                                     4.05 %
                                                                                      =============
Net yield on earning assets (4)                                                               4.24 %
                                                                                      =============

Ratio of earning assets to interest bearing liabilities                                     116.27 %
                                                                                      =============

                                                                     Year Ended September 30,
                                                       ----------------------------------------------------------
                                                           2001                     2000
                                                       -------------  -------------------------------------------
                                                         Average                                      Average
                                                          Yield/        Average                        Yield/
                                                           Cost         Balance        Interest         Cost
                                                       -------------  -------------  -------------  -------------
Interest earning assets:
Loans receivable    (1)                                        8.86 %     $323,178        $28,491           8.81 %
Investment securities                                          6.74         18,487          1,284           6.95
Mortgage-backed securities                                     6.75         83,535          5,982           7.16
Other interest-earning assets                                  4.92         15,409          1,108           7.19
                                                       -------------  -------------  -------------  -------------
     Total earning assets                                      8.22        440,609         36,865           8.37
                                                       -------------                 -------------  -------------
Nonearning assets                                                           25,194
                                                                      -------------
     Total assets                                                         $465,803
                                                                      =============

Interest bearing liabilities:
Time deposits                                                  5.72       $282,159         16,048           5.69
Demand deposits                                                2.74         66,015          1,987           3.01
Savings                                                        1.28         18,771            274           1.46
FHLB advances                                                  6.03         11,046            558           5.05
Repurchase agreements                                          3.54          3,471            146           4.21
                                                       -------------  -------------  -------------  -------------
     Total interest-bearing liabilities                        4.93        381,462         19,013           4.98
Noninterest bearing demand deposits                            0.00         28,530              0           0.00
                                                       -------------  -------------  -------------  -------------
     Total sources of funds                                    4.55        409,992         19,013           4.64
                                                       -------------                 -------------  -------------

Other liabilities and stockholders' equity
Other liabilities                                                            9,753
Stockholders' equity                                                        46,058
                                                                      -------------
     Total liabilities and stockholders' equity                           $465,803
                                                                      =============
Net interest income                                                                       $17,852
                                                                                     =============
Interest rate spread  (3)                                      3.67 %                                       3.73 %
                                                       =============                                =============
Net yield on earning assets (4)                                3.90 %                                       4.05 %
                                                       =============                                =============

Ratio of earning assets to interest bearing liabilities      114.06 %                                     115.51 %
                                                       =============                                =============

     (1)  Includes classified loans.
     (2)  Ratio calculations have been annualized.
     (3) Represents the difference between the yield on earning assets and the average cost of funds.
     (4)  Represents the net interest income divided by average earning assets.

ANALYSIS OF NET INTEREST INCOME

     Net interest income primarily represents the difference between income derived from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by both the difference between the yield on earning assets and the average cost of funds ("interest rate spread") and the relative volume of interest-earning assets, interest-bearing liabilities and noninterest-bearing deposits.

     Table 2 above sets forth certain information relating to the Bank's statements of financial condition and statements of operations for the three months ended December 31, 2001 and for the three years ended September 30, 2001 and 2000 and reflects the yield on average earning assets and the average cost of funds for the periods indicated. Average balances are derived from month end balances. The Bank does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented.

RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

     Total assets increased to $549.3 million at December 31, 2001 from $541.2 million at September 30, 2001, reflecting a 6.0% annualized growth rate during the three months ended December 31, 2001.

     Earning assets grew at an annualized rate of 4.7% to $507.7 million at December 31, 2001 from $501.8 million at September 30, 2001, reflecting the Bank's current loan demand. Earning assets amounted to 92.4% of total assets at December 31, 2001, compared to 92.7% at September 30, 2001. Interest-bearing deposits in financial institutions declined to $1.4 million at December 31, 2001 from $21.7 million at September 30, 2001, reflecting the loan portfolio growth discussed below. These deposits are primarily used to support the funding needs of the Bank, liquidity management activities and daily banking operations.

     The Bank has implemented various strategies to increase its regulatory liquidity levels, including the securitization of certain mortgage loans previously held for sale into mortgage-backed securities and the purchase of U.S. Government and Agency securities. The Bank's mortgage-backed securities and investment securities portfolio was $98.0 million at December 31, 2001, compared to $103.3 million at September 30, 2001.

     Loans held for sale increased to $29.3 million at December 31, 2001 from $20.5 million at September 30, 2001, while loans and leases held for investment increased to $376.3 million at December 31, 2001 from $353.6 million at September 30, 2001, reflecting internal portfolio growth generated from current loan demand. To support the risk associated with its loan portfolio, the Bank had reserves for potential loan losses of $5.4 million at December 31, 2001 and September 30, 2001, respectively. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at December 31, 2001 and 1.4 % at September 30, 2001.

     Total deposits and borrowings increased to $481.0 million at December 31, 2001 from $476.8 million at September 30, 2001. Deposits increased to $475.6 million at December 31, 2001 from $471.9 million at September 30, 2001, reflecting a 3.1% annualized growth rate during the three months ended December 31, 2001. Borrowings primarily in the form of repurchase agreements representing funds held in cash management accounts for commercial banking customers increased to $5.4 million at December 31, 2001 from $4.9 million at September 30, 2001.

     Stockholders' equity was $51.0 million at December 31, 2001, compared to $50.8 million at September 30, 2001. At December 31, 2001, the ratio of equity to total assets was 9.3%, compared to 9.4% at September 30, 2001.

     As a result of the ESOP termination, the Company's $1.3 million note receivable from the ESOP was repaid in full via a treasury stock purchase of 39,785 unallocated ESOP shares, resulting in the release of all the remaining unallocated 93,695 shares to ESOP participants. In settlement of the termination expense of these remaining shares, $3.2 million was recorded as additional paid-in-capital as of December 31, 2001.

     During the three months ended December 31, 2001, the Company recognized a decline in other comprehensive income resulting from a decline in unrealized gains on available for sale securities due to a recent increase in market rates. Accumulated other comprehensive income declined to $2.6 million at December 31, 2001 from $3.5 million at September 30, 2001. See "Consolidated Statements of Stockholders' Equity".

     As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $47.9 million at December 31, 2001, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below.

     Pursuant to a stock repurchase plan adopted by the Company, during the three months ended December 31, 2001 the Company acquired 57,709 shares of its common stock through both open market and private purchases, totaling $1.9 million. These shares are being held as treasury stock at cost.

     During the three months ended December 31, 2001, 5,500 shares of common stock were issued from treasury stock upon the exercise of stock options. At December 31, 2001, 1,399,707 shares totaling $28.7 million are being held as treasury stock, compared to 1,347,498 shares totaling $26.9 million at September 30, 2001.

     On December 20, 2001, the Company declared a quarterly cash dividend of $0.18 per share totaling $534,000, payable January 18, 2002 to stockholders of record as of January 3, 2002. This dividend payment is the Company's nineteenth consecutive quarterly cash dividend.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND 2000

     Total assets were $541.2 million at September 30, 2001 compared to $559.7 million at September 30, 2000. Earning assets declined to $501.7 million at September 30, 2001 from $524.2 million at September 30, 2000, reflecting the sales of certain mortgage loans and mortgage-backed securities. Earning assets were 92.7% of total assets at September 30, 2001 compared to 93.8% a September 30, 2000.

     The Bank has implemented various strategies to sell certain loans and securities during favorable interest rate cycles, and the securitization of certain mortgage loans held for sale into mortgage-backed securities. The year ended September 30, 2001 was an advantageous period to execute these strategies due to declining interest rates.

     Loans receivable, net of loan loss reserves and deferred loan fees, increased to $374.1 million at September 30, 2001, from $366.2 million at September 30, 2000. The Bank continues to emphasize the origination of both secured and unsecured commercial and consumer loans in order to take advantage of generally higher yields as well as shorter terms to maturity. From time to time, the Bank sells selected mortgage loans in the secondary market in order to reduce interest rate and credit risk, while retaining servicing to generate additional fee income.

     Commercial loans increased 29.7% to $178.9 million at September 30, 2001, from $137.9 million at September 30, 2000. Consumer loans increased 4.2% to $78.2 million at September 30, 2001 from $75.0 million at September 30, 2000. This growth reflects the Bank's emphasis of structuring itself as a commercial banking entity. Commercial and consumer loan originations increased to $144.1 million during fiscal 2001, from $122.4 million during fiscal 2000.

     Residential real estate mortgage loans declined 22.7% to $123.2 million at September 30, 2001, from $159.3 million at September 30, 2000, reflecting the sales and exchanges of loans, net of origination volume. The Bank sold or exchanged $49.4 million of mortgage loans during fiscal 2001, compared to $62.8 million during fiscal 2000. Loans serviced for others were $295.2 million at September 30, 2000 compared to $300.0 million at September 30, 2000. During fiscal 2001, the Bank originated $60.4 million of residential mortgage loans, compared to $54.1 million during fiscal 2000.

     Investment securities and mortgage-backed securities declined 32.8% to $103.3 million at September 30, 2001, from $153.7 million at September 30, 2000. During the year ended September 30, 2001, the Bank increased its investment securities portfolio (primarily U. S. Government and Agency securities) to $54.7 million from $45.2 million at September 30, 2000. Due to declining interest rates during fiscal 2001 and 2000, the Bank has executed its aforementioned strategies of securitizing loans into mortgage-backed securities and selling certain mortgage-
backed securities. During the years ended September 30, 2001 and 2000, the Bank exchanged $12.3 million and $62.8 million of mortgage loans previously held for sale into mortgage-backed securities. The Bank sold $63.2 million of mortgage-backed securities during the year ended September 30, 2001, compared to no sales during the year ended September 30, 2000. Net of sales, securitizations and principal repayments, the mortgage-backed securities portfolio declined to $48.6 million at September 30, 2001 from $108.5 million at September 30, 2000.

     Deposits were $471.9 million at September 30, 2001 and 2000, respectively. Certificates of deposit declined to $312.7 million at September 30, 2000, from $339.3 million at September 30, 2000. The Bank continued to emphasize attracting lower cost core deposits, as checking accounts increased 26.7% to $140.1 million at September 30, 2001, from $110.6 million at September 30, 2000. During fiscal 2001, the Bank implemented a strategy of managing its cost of deposits by allowing certain high rate certificates of deposit to mature amid increasingly competitive market interest rates, offset by the growth in checking accounts. The Bank is also repricing higher costing certificates of deposits at lower rates, which combined with the growth of lower costing core checking accounts, has been an effective tool in managing its deposit cost.

     Total borrowings declined to $4.9 million at September 30, 2001, from $30.4 million at September 30, 2000. During fiscal 2001, the Bank used proceeds from the mortgage-backed securities sales to repay $24.0 million of FHLB advances. Borrowings in the form of repurchase agreements were $4.9 million at September 30, 2001 compared to $6.4 million at September 30, 2000, representing funds held in cash management accounts for commercial banking customers.

     Stockholders' equity was $50.8 million at September 30, 2001, compared to $44.8 million at September 30, 2000. The ratio of equity to total assets increased to 9.4% at September 30, 2001, from 8.0% at September 30, 2000, reflecting current fiscal year earnings and a significant increase in unrealized gains on available for sale securities, due primarily to the recent decline in market rates. Accumulated other comprehensive income was $3.5 million at September 30, 2001 compared to other comprehensive loss of $1.3 million at September 30, 2000.

     During the years ended September 30, 2001 and 2000, the Company declared four quarterly cash dividends each, totaling $0.67 and $0.46 per share respectively. These cash dividend payments reflect dividend payout ratios on basic earnings of 33.3% and 40.4% respectively. Future quarterly dividends will be determined at the discretion of the Board of Directors based upon earnings, the capital and financial condition of the Company and general economic conditions.

     The Company's note receivable from the Employee Stock Ownership Plan ("ESOP") declined to $1.4 million at September 30, 2001, from $1.8 million at September 30, 2000, reflecting the release of 45,932 shares to ESOP participants. The note is reported as a reduction of stockholders' equity and requires an annual $349,000 principal payment plus interest at prime plus one percent. Although shares of common stock of the Company secure the ESOP note, the Bank expects to make discretionary contributions to the ESOP in amounts at least equal to the required principal and interest payments. At September 30, 2000, 135,926 unallocated shares remained in the ESOP, compared to 181,858 at September 30, 2000.

     Pursuant to stock repurchase programs adopted by the Company during fiscal years 2001 and 2000, the Company acquired 143,929 and 390,066 shares of its common stock, respectively, through open market and private purchases. Shares acquired under the repurchase program are being held as treasury stock, at cost. At September 30, 2001, treasury shares were 1,347,498 totaling $26.9 million, compared to 1,203,569 shares totaling $23.0 million at September 30, 2000. The Company believes the repurchase of its outstanding common stock will increase per share earnings and book value, provide an attractive investment for the Company's excess funds and decrease the potential dilutive effect caused by the future exercise of stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Interest Income. Interest income was $9.5 million for the three months ended December 31, 2001, compared to $11.3 million for the three months ended December 31, 2000. This decline in volume is primarily attributable to a series of interest rate reductions by the Federal Reserve since December 31, 2000. Average interest-earning assets were $507.4 million for the three months ended December 31, 2001, compared to $529.8 million for the three months ended December 31, 2000. The yield on average interest-earning assets was 7.5% for the three months ended December 31, 2001, compared to 8.5% for the three months ended December 31, 2000.

     Interest Expense. Interest expense on deposits and borrowings declined to $4.1 million for the three months ended December 31, 2001 from $6.3 million for the three months ended December 31, 2000. Average interest-bearing liabilities declined to $436.4 million for the three months ended December 31, 2000 from $468.8 million for the three months ended December 31, 2000. The average cost of funds declined to 3.4% for the three months ended December 31, 2001 from 5.0% for the quarter ended December 31, 2000, reflecting a general decline in interest rates since December 31, 2000. The Bank has increased its checking account base to $152.6 million at December 31, 2001 from $115.0 million at December 31, 2000, reflecting its continuing efforts of attracting lower costing core deposits.

     Net Interest Income. Net interest income increased to $5.4 million for the three months ended December 31, 2001 from $4.9 million for the three months ended December 31, 2000. The Bank's net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.2% for the three months ended December 31, 2001, compared to 3.7% for the three months ended December 31, 2000. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective average cost of funds) was 4.2% for the three months ended December 31, 2001, compared to 3.5% for the three months ended December 31, 2000.

     See Table 1 (Rate/Volume Analysis) and Table 2 (Yield/Cost Analysis) above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

     Provision for Loan Losses. During the three months ended December 31, 2001, the Bank recorded no provisions for loan losses, compared to $240,000 for the three months ended December 31, 2000. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts. Provisions are necessary to support the risk associated with the growth in the loan portfolio. Provisions are charged to operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible.
Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

     Noninterest Income. Noninterest income increased to $1.6 million for the three months ended December 31, 2001 from $1.3 million for the three months ended December 31, 2000. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase during the current period is attributable to the growth in fees and service charges from a greater volume of commercial and consumer loans and checking accounts, and from the sale of loans and mortgage-backed securities.

     During the three months ended December 31, 2001 the Bank recorded $1.1 million of loan fees and services charges, compared to $751,000 recorded during the three months ended December 31, 2000. In addition, during the three months ended December 31, 2001, the Bank recorded gains from sales of loans and mortgage-backed securities of $192,000, compared to $164,000 recorded during the three months ended December 31, 2000.

     Noninterest Expense. Noninterest expenses were $6.9 million for the three months ended December 31, 2001 compared to $3.7 million for the three months ended December 31, 2000. The largest single component of these expenses was the $3.1 million one-time non-tax deductible ESOP termination charge. See "Significant Activities and Events" above for additional information.

     Compensation and fringe benefits, was $2.2 million for the three months ended December 31, 2001 and the three months ended December 31, 2000, respectively. Comparatively, all other noninterest expenses including premises and equipment, advertising, and office supplies were $1.6 million for the three months ended December 31, 2001 compared to $1.5 million for the three months ended December 31, 2000, reflecting the Bank's efforts to control its operating expenses.

     Income Taxes. Income tax expense was $1.2 million for the three months ended December 31, 2001, compared to $941,000 for the three months ended December 31, 2000. The changes in the amounts of income tax provisions reflects the impact of the non-tax deductible ESOP termination charge, changes in other pretax income and expenses, the application of permanent and temporary differences, and the estimated income tax rates in effect during the respective periods.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     Net Income. Net income increased to $5.8 million for the year ended September 30, 2001, from $3.5 million for the year ended September 30, 2000. Basic and diluted earnings per share increased to $2.01 and $1.95 per share, respectively, for the year ended September 30, 2001, compared to $1.14 and $1.13 per share, respectively, for the year ended September 30, 2000. The average number of basic shares outstanding (net of unearned ESOP and treasury shares) was 2,899,846 and 3,115,768, respectively, for the years ended September 30, 2001 and 2000, reflecting the impact of the stock repurchase program.

     Interest Income. Interest income increased 14.4% to $42.2 million for fiscal 2001, from $36.9 million for fiscal 2000. The increase in interest income on loans and investments during 2001 results from the growth in earning assets from internal growth and the completion of two prior year acquisitions. The average balance of interest-earning assets increased 16.5% to $513.1 million for fiscal 2001, from $440.6 million for fiscal 2000. The yield on average interest-earning assets was 8.2% for 2001 compared to 8.4% for 2000, reflecting the decline in interest rates during 2001.

     Interest Expense. Interest expense increased 16.6% to $22.2 million for fiscal 2001, from $19.0 million for fiscal 2000. The increase in interest expense on deposits and borrowings during 2001 also results from the increased volume of average interest-bearing liabilities resulting from internal growth and the completion of the prior year acquisitions. The average balance of interest-bearing liabilities increased 17.9% to $449.9 million for fiscal 2001, from $381.5 million for fiscal 2000. The average cost of funds was 4.5% for 2001 compared to 4.6% for 2000, reflecting the decline in interest rates during 2001.

     Net Interest Income. Net interest income increased 12.0% to $20.0 million for fiscal 2001, from $17.9 million for fiscal 2000. The increase in net interest income is primarily due to an increase in both the volume of average interest-earning assets, offset by an increase in interest bearing liabilities and a decline in interest rates during 2001. The net yield on interest-earning assets was 4.1% for fiscal 2001 and 2000, respectively. See Table 2 (Rate/Volume Analysis) and Table 3 (Yield/Cost Analysis) above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

     Provision for Loan Losses. The Bank maintains an allowance for losses on loans based upon management's evaluation of existing risks in the loan portfolio, the Bank's past loan loss experience, and current economic conditions. The Bank provided $830,000 for loan losses during fiscal 2001, compared to $977,000 for fiscal 2000. These provisions were necessary to support the risks associated with the growth of the commercial and consumer loan portfolios and the volume of loans acquired in the prior year acquisitions. The allowance for loan losses was $5.4 million at September 30, 2001, compared to $5.2 million at September 30, 2000, which the Bank believes is adequate to absorb probable losses in its loan portfolio. The ratio of the allowance for loan losses to total loans, net of loans-in-process and deferred loan fees, was 1.4% at September 30, 2001 and 2000.

     The Bank uses an analytical approach in determining the adequacy of its loan loss allowance and the necessary provision for loan losses, through a classification of assets program. On a quarterly basis, the loan portfolio is generally reviewed, and delinquent loans are individually analyzed. Consideration is given to the loan status, payment history, repayment ability, probability of repayment, and loan-to-value percentages. As a result of this review and analysis, loans are classified in appropriate categories applicable to their circumstances. After reviewing current economic conditions, changes in delinquency status, and actual loan losses incurred by the Bank, management establishes an appropriate reserve percentage applicable to each category of assets, and provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. The ratio of non-performing loans to total loans was .3% at September 30, 2001, compared to .5% at September 30, 2000.

     Other Income. Other income increased 97.4% to $6.8 million for fiscal 2001, from $3.4 million for fiscal 2000. Other income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans, and other miscellaneous income. Loan fees and service charges increased 78.3% to $3.4 million for fiscal 2001, from $1.9 million for fiscal 2000, reflecting the growth of the commercial and consumer loan portfolios, the growth in checking accounts and the impact of the prior year acquisitions. Gains from sales of loans and mortgage-backed securities increased to $1.8 million for fiscal 2001 from $2,000 for fiscal 2000. The volume of loans and mortgage-backed securities sold or exchanged during 2001 was $112.6 million, compared to $62.8 million for 2000, reflecting an increased volume of sales or exchanges due to declining interest rates and more favorable pricing in the secondary mortgage market. Servicing fee income on loans serviced for others was $766,000 for 2001 compared to $771,000 for 2000, as loans serviced for others declined to $295.2 million at September 30, 2001, from $300.0 million at September 30, 2000.

     General and Administrative Expenses. General and administrative expenses increased 13.8% to $16.0 million for fiscal 2001, from $14.1 million in fiscal 2000. The Company's efficiency ratio (noninterest expenses divided by net interest income plus noninterest income) improved to 59.9% for fiscal 2001 from 66.3% for fiscal 2000. The largest single component of these expenses, compensation and fringe benefits, increased 12.4% to $9.7 million for fiscal 2001, from $8.6 million for fiscal 2000. This increase is principally attributable to growth in personnel resulting from two new full-service branch offices opened during the year ended September 30, 2001 and the prior year acquisitions. In addition, compensation expense related to the ESOP increased to $1.2 million for fiscal 2001 from $835,000 for fiscal 2000, resulting from a continuing increase in the market value of the Company's outstanding common stock.

     Data processing expense has grown proportionately with the growth in customer accounts and transaction activity primarily attributable to the growth in earning assets and deposits from the prior year acquisitions. The increase in amortization of intangible assets is directly related to a full year of amortizing the intangible assets associated with the prior year acquisitions. Other noninterest expenses including advertising, deposit insurance, premises and equipment, repairs and maintenance, and office expenses have also grown proportionately from period to period with the growth in earning assets and checking accounts.

     Income Taxes. The provision for income taxes increased to $4.1 million for fiscal 2001 from $2.7 million for fiscal 2000. The increase in provision for income taxes is the result of the increased pretax earnings of $9.9 million for fiscal 2001, from $6.2 million for fiscal 2000 and the effective income tax rates for each period.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND 1999

     Total assets increased to $559.7 million at September 30, 2000, from $292.3 million at September 30, 1999, reflecting the Green Street and Triangle acquisitions. Loans receivable increased 72.7% to $366.2 million at September 30, 2000, from $212.1 million at September 30, 1999, also reflecting the Green Street and Triangle acquisitions.

     Commercial loans increased 55.3% to $137.9 million at September 30, 2000, from $88.8 million at September 30, 1999. Consumer loans increased 47.5% to $75.0 million at September 30, 2000 from $50.8 million at September 30, 1999. This growth reflects both the Green Street and Triangle acquisitions as well as the Bank's emphasis on commercial banking. Commercial and consumer loan originations increased to $122.4 million for fiscal 2000, from $86.3 million for fiscal 1999.

     Residential real estate mortgage loans increased 109.1% to $159.3 million at September 30, 2000, from $76.2 million at September 30, 1999, reflecting the Green Street acquisition and the Bank's origination volume. During fiscal 2000, the Bank originated $54.1 million of real estate mortgage loans, compared to $91.2 million during fiscal 1999. The Bank sold or exchanged $62.8 million of real estate loans during fiscal 1999, compared to $86.1 million during fiscal 1999. Loans serviced for others were $300.0 million at September 30, 2000 compared to $275.3 million at September 30, 1999.

     Investment securities and mortgage-backed securities increased to $153.7 million at September 30, 2000, from $59.4 million at September 30, 1999. To support its acquisition growth, the Bank implemented various investment strategies for increasing required regulatory levels. During the year ended September 30, 2000, the Bank increased its investment securities portfolio (primarily U. S. Government and Agency securities) to $45.2 million, compared to $3.0 million at September 30, 1999. In addition, during 2000 the Bank securitized certain mortgage loans previously held for sale into mortgage-backed securities, resulting in a mortgage-backed securities portfolio of $108.5 million at September 30, 2000, compared to $56.3 million at September 30, 1999.

     Deposits increased to $471.9 million at September 30, 2000, from $234.6 million at September 30, 1999, reflecting the Green Street and Triangle acquisitions and the Bank's annual internal growth. Certificates of deposit increased 95.1% to $339.3 million at September 30, 2000, from $173.9 million at September 30, 1999, while checking accounts increased 106.6% to $110.6 million at September 30, 2000, from $53.5 million at September 30, 1999.

     Total borrowings increased to $30.4 million at September 30, 2000, from $1.3 million at September 30, 1999. Due to the volatility of short-term interest rates during fiscal 2000, the Bank relied more on FHLB advances as a funding source to help control its exposure to interest rate risk, and to support its operations and liquidity requirements.

     Stockholders' equity was $44.8 million at September 30, 2000, compared to $48.8 million at September 30, 1999. The ratio of equity to total assets decreased to 8.0% at September 30, 2000, from 16.7% at September 30, 1999, reflecting the leveraging effect of the Green Street and Triangle acquisitions. During the years ended September 30, 2000 and 1999, the Company declared four quarterly cash dividends each, totaling $0.46 and $0.31 per share respectively. These cash dividend payments reflect dividend payout ratios on basic earnings of 40.4% and 34.1% respectively.

     The Company's note receivable from the ESOP declined to $1.8 million at September 30, 2000, from $2.3 million at September 30, 1999, reflecting the release of 44,492 shares to ESOP participants. At September 30, 2000, 181,858 unallocated shares remained in the ESOP, compared to 226,350 at September 30, 1999.

     During fiscal 2000, the Management Recognition Plan ("MRP"), a deferred stock awards plan established for the benefit of directors and officers of the Company and the Bank, was terminated upon distribution of all remaining plan shares. On April 8, 2000, the remaining 58,187 of awarded plan shares were vested and distributed to participants. At September 30, 1999, the 58,187 of awarded shares were held in trust for future vesting, and reported as a reduction in stockholders' equity as deferred stock awards.

     Pursuant to stock repurchase programs adopted by the Company during fiscal years 2000 and 1999, the Company acquired 390,066 and 595,301 shares of its common stock, respectively, and are being held as treasury stock, at cost. At September 30, 2000, treasury shares were 1,203,569 totaling $23.0 million, compared to 813,503 shares totaling $15.8 million at September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     Net Income. Net income increased to $3.5 million for the year ended September 30, 2000, from $3.2 million for the year ended September 30, 1999. Basic and diluted earnings per share increased to $1.14 and $1.13 per share, respectively, for the year ended September 30, 2000, compared to $0.91 per share, respectively, for the year ended September 30, 1999. The average number of basic shares outstanding (net of unearned ESOP, MRP and treasury shares) was 3,115,768 and 3,530,811, respectively, for the years ended September 30, 2000 and 1999.

     Interest Income. Interest income increased 59.4% to $36.9 million for fiscal 2000, from $23.1 million for fiscal 1999. The increase in interest income on loans and investments during 2000 results principally from the growth in volume of average interest-earning assets attributable to the Green Street and Triangle acquisitions. The average balance of interest-earning assets increased 57.2% to $440.6 million for fiscal 2000, from $280.1 million for fiscal 1999. The yield on average interest-earning assets increased to 8.4% for 2000, from 8.3% for 1999, reflecting an increase in interest rates during 2000.

     Interest Expense. Interest expense increased 90.5% to $19.0 million for fiscal 2000, from $10.0 million for fiscal 1999. The increase in interest expense on deposits and borrowings during 2000 results principally from the increased volume of average interest-bearing liabilities attributable to the Green Street Triangle acquisitions and rising interest rates. The average balance of interest-bearing liabilities increased 78.4% to $381.50 million for fiscal 2000, from $213.8 million for fiscal 1999. The average cost of funds increased to 4.6% for 2000, from 4.3% for 1999, reflecting an increase in interest rates during 2000.

     Net Interest Income. Net interest income increased 35.8% to $17.9 million for fiscal 2000, from $13.2 million for fiscal 1999. See Table 2 (Rate/Volume Analysis) and Table 3 (Yield/Cost Analysis) above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

     Provision for Loan Losses. The Bank provided $977,000 for loan losses during fiscal 2000, compared to $120,000 for fiscal 1999. These provisions were necessary to support the volume of loans acquired in the Green Street and Triangle transactions, and the risks associated with the growth of the commercial and consumer loan portfolio. The allowance for loan losses was $5.2 million at September 30, 2000, compared to $3.3 million at September 30, 1999. The ratio of the allowance for loan losses to total loans was 1.4% at September 30, 2000, compared to 1.5% at September 30, 1999. The ratio of non-performing loans to total loans was .5% at September 30, 2000 and .3% at September 30, 1999.

     Other Income. Other income increased 19.4% to $3.4 million for fiscal 2000, from $2.9 million for fiscal 1999. Loan fees and service charges increased 48.8% to $1.9 million for fiscal 2000, from $1.3 million for fiscal 1999, reflecting the impact of the Green Street and Triangle acquisitions on the growth of the commercial and consumer loan portfolios and checking accounts. Gains from sales of loans and mortgage-backed securities declined to $2,000 for fiscal 2000 from $566,000 for fiscal 1999. The volume of loans and mortgage-backed securities sold or exchanged during 2000 was $62.8 million, compared to $86.1 million for 1999, reflecting less sales or exchanges due to the competitive pricing in the secondary mortgage market. Servicing fee income on loans serviced for others increased to $771,000 for 2000 from $762,000 for 1999, as loans serviced for others increased to $300.0 million at September 30, 2000, from $275.3 million at September 30, 1999.

     General and Administrative Expenses. General and administrative expenses increased 37.5% to $14.1 million for fiscal 2000, from $10.3 million in fiscal 1999. The Company's efficiency ratio was 66.2% for fiscal 2000, compared to 63.9% for fiscal 1999. Compensation and fringe benefits, increased 24.3% to $8.6 million for fiscal 2000, from $6.9 million for fiscal 1999, reflecting a 50.0% growth in personnel resulting from the Green Street and Triangle acquisitions, as full time equivalent employees increased to 198 at September 30, 2000 from 132 at September 30, 1999.

     Other noninterest expenses including data processing, deposit insurance, premises and equipment, repairs, advertising and office expenses sustained proportionate incremental increases from 1999 to 2000, supporting the 91.5% growth in assets from September 30, 1999 to September 30, 2000. During fiscal 2000, the Bank recorded amortization of intangible assets and certain other noninterest expenses in connection with the completion of the Green Street and Triangle acquisitions, as well as completing its name change to First South Bank.

     Income Taxes. The provision for income taxes increased to $2.7 million for fiscal 2000 from $2.5 million for fiscal 1999. The increase in provision for income taxes is the result of the increased pretax earnings of $6.2 million for fiscal 2000, from $5.6 million for fiscal 1999 and the effective income tax rates for each period.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements of the Bank and accompanying footnotes have been prepared in accordance with generally accepted accounting principles. They require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

CRITICAL ACCOUNTING POLICIES

     The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 1 in Notes to the Consolidated Financial Statements for the Three Months Ended December 31, 2001.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOANS IMPAIRMENT AND ALLOWANCE FOR LOAN LOSSES. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or risks in its portfolio will not require further increases in the allowance.

     INCOME TAXES. Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     FAIR VALUES OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

         Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument.

     OFF-BALANCE SHEET RISK. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

MARKET RISK

     Market risk reflects the risk of economic loss resulting from changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Market risk arises primarily from interest rate risk inherent in lending and deposit taking activities. The Bank does not maintain a trading account for any class of financial instruments, nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange risk or commodity price risk.

     The Bank measures interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Bank's exposure to interest rates is reviewed on a quarterly basis by management and the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

     NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the potential loss in risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates.

     The Bank's Board of Directors has adopted an interest rate risk policy that establishes maximum increases in NPV of 17%, 36% and 56% and decreases in NPV of 15%, 36% and 61% in the event of sudden and sustained 1% to 3% increases or decreases in market interest rates. Table 3 below presents the Bank's projected changes in NPV and net interest income in the event of sudden and sustained increases or decreases in market interest rates for the various rate shock levels at December 31, 2001. At December 31, 2001, the Bank's estimated changes in NPV and net interest income were within the targets established by the Board of Directors.

TABLE 3 - PROJECTED CHANGE IN NPV AND NET INTEREST INCOME

                    Net Portfolio Value        Net Interest Income
 Change    --------------------------------  -----------------------------------
in Rates   $ Amount  $ Change     % Change    $ Amount   $ Change      % Change
--------   --------  --------     --------    --------   --------      --------
                                                         (Dollars in thousands)

+ 300  bp  $62,981   $(13,773)       (17.9)%  $23,915     $ (325)        (1.3)%
+ 200  bp   67,907     (8,847)       (11.5)    23,963       (277)        (1.1)
+ 100  bp   72,648     (4,106)        (5.3)    24,191        (49)         (.2)
Base        76,754         --           --     24,240         --           --
- 100  bp   79,603      2,849          3.7     24,156        (84)         (.3)
- 200  bp   83,579      6,825          8.9     23,686       (554)        (2.3)
- 300  bp   86,543      9,789         12.8     22,850     (1,390)        (5.7)


     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions.

     Certain shortcomings are inherent in the method of analysis presented in Table 3. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Also, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

     In addition, the Bank uses interest sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                  [LETTERHEAD OF PRICEWATERHOUSECOOPERS, LLP]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
First South Bancorp, Inc.
Washington, North Carolina



In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary (the "Company") at December 31, 2001 and September 30, 2001, and the results of their operations and their cash flows for the three months ended December 31, 2001 and for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

February 15, 2002

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                 DECEMBER 31,      SEPTEMBER 30,
                  ASSETS                                             2001              2001

Cash and due from banks                                            $ 20,292,541      $ 18,789,868
Interest-bearing deposits in financial institutions                   1,390,541        21,659,575
Investment securities - available for sale                           54,061,442        54,741,784
Mortgage-backed securities - available for sale                      43,903,624        48,603,336
Loans receivable, net:
    Held for sale                                                    29,283,037        20,450,602
    Held for investment                                             376,330,018       353,636,343
Premises and equipment, net                                           7,934,288         7,925,610
Deferred income taxes                                                   652,566           108,631
Real estate owned                                                       677,399           529,666
Federal Home Loan Bank of Atlanta stock, at cost
      which approximates market                                       2,712,500         2,712,500
Accrued interest receivable                                           3,465,523         3,602,088
Intangible assets                                                     5,248,944         5,273,172
Prepaid expenses and other assets                                     2,000,783         1,791,020
Note receivable                                                       1,364,383         1,371,006
                                                                   ------------      ------------
             Total assets                                          $549,317,589      $541,195,201
                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                         $152,563,977      $140,107,605
    Savings                                                          18,864,783        19,174,806
    Large denomination certificates of deposit                       63,318,050        61,416,796
    Other time                                                      240,841,695       251,239,701
                                                                   ------------      ------------
             Total deposits                                         475,588,505       471,938,908
Borrowed money                                                        5,441,340         4,909,497
Other liabilities                                                    17,256,363        13,578,178
                                                                   ------------      ------------
             Total liabilities                                      498,286,208       490,426,583

Commitments and contingencies (Notes 10, 14 and 15)

Common stock, $.01 par value, 8,000,000 shares authorized,
      4,364,044 shares issued and outstanding                            43,640            43,640
Additional paid-in capital                                           48,494,267        45,303,405
Retained earnings, substantially restricted                          28,548,510        30,222,064
Treasury stock at cost, 1,399,707 and 1,347,498 shares
      at December 31, 2001 and September 30, 2001,
      respectively                                                  (28,703,532)      (26,905,629)
Unearned ESOP shares, 0 and 135,926 shares at December 31,
      2001 and September 30, 2001, respectively                               -        (1,359,259)
Accumulated other comprehensive income, net                           2,648,496         3,464,397
                                                                   ------------      ------------
             Total stockholders' equity                              51,031,381        50,768,618
                                                                   ------------      ------------
             Total liabilities and stockholders' equity            $549,317,589      $541,195,201
                                                                   ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 AND
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                     DECEMBER 31,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                         2001              2001             2000              1999
Interest income:
    Interest and fees on loans                         $  7,714,883      $ 32,759,752     $ 28,491,128      $ 19,261,766
    Interest and dividends on investments and deposits    1,752,656         9,399,416        8,373,756         3,867,259
                                                       ------------      ------------     ------------      ------------
             Total interest income                        9,467,539        42,159,168       36,864,884        23,129,025
                                                       ------------      ------------     ------------      ------------
Interest expense:
    Interest on deposits                                  4,080,585        21,154,382       18,309,033         9,379,641
    Interest on borrowings                                   11,630         1,013,660          703,647           599,422
                                                       ------------      ------------     ------------      ------------
             Total interest expense                       4,092,215        22,168,042       19,012,680         9,979,063
                                                       ------------      ------------     ------------      ------------

Net interest income before provision for loan losses      5,375,324        19,991,126       17,852,204        13,149,962
Provision for loan losses                                         -           830,000          977,000           120,000
                                                       ------------      ------------     ------------      ------------
             Net interest income                          5,375,324        19,161,126       16,875,204        13,029,962
                                                       ------------      ------------     ------------      ------------

Other income:
    Loan fees and service charges                         1,108,324         3,357,623        1,883,646         1,265,974
    Loan servicing fees                                     198,358           766,301          771,093           762,125
    Gain on sale of real estate, net                          4,929           261,031          119,331            61,027
    Gain on sale of mortgage loans and mortgage-backed
         securities                                         191,842         1,800,429            1,706           560,469
    Other income                                            121,532           590,218          656,363           224,118
                                                       ------------      ------------     ------------      ------------
             Total other income                           1,624,985         6,775,602        3,432,139         2,873,713
                                                       ------------      ------------     ------------      ------------

General and administrative expenses:
    Compensation and fringe benefits                      2,236,299         9,667,115        8,602,946         6,924,085
    ESOP termination expense                              3,143,467                 -                -                 -
    Federal insurance premiums                               21,470            91,074           95,382           123,431
    Premises and equipment                                  294,588         1,021,167        1,299,158           501,270
    Advertising                                              25,989           208,950          204,735           137,806
    Payroll and other taxes                                 179,738           737,267          709,909           520,656
    Data processing                                         418,539         1,526,827        1,155,713           806,306
    Amortization of intangibles                             156,032           580,078          344,959                 -
    Other                                                   499,520         2,214,423        1,687,683         1,241,262
                                                       ------------      ------------     ------------      ------------
             Total general and administrative expenses    6,975,642        16,046,901       14,100,485        10,254,816
                                                       ------------      ------------     ------------      ------------


Income before income taxes                                   24,667         9,889,827        6,206,858         5,648,859

Income taxes                                              1,164,640         4,059,535        2,657,826         2,452,713
                                                       ------------      ------------     ------------      ------------
NET (LOSS) INCOME                                        (1,139,973)        5,830,292        3,549,032         3,196,146

Other comprehensive (loss) income, net                     (815,901)        4,726,804         (369,877)       (1,378,776)
                                                       ------------      ------------     ------------      ------------
Comprehensive (loss) income                            $ (1,955,874)     $ 10,557,096     $  3,179,155      $  1,817,370
                                                       ============      ============     ============      ============
Net (loss) income per common share:
    Basic                                                $     (.40)       $     2.01       $     1.14         $     .91
                                                       ============      ============     ============      ============
    Diluted                                              $     (.40)       $     1.95       $     1.13         $     .91
                                                       ============      ============     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED  DECEMBER 31, 2001 AND
YEARS ENDED  SEPTEMBER 30, 2001,  2000 AND 1999
--------------------------------------------------------------------------------

                                                                                  RETAINED
                                                                ADDITIONAL       EARNINGS,
                                                 COMMON          PAID-IN       SUBSTANTIALLY      TREASURY
                                                  STOCK          CAPITAL         RESTRICTED         STOCK
                                                 ----------      -----------      -----------     -----------
BALANCE, OCTOBER 1, 1998                         $   43,640      $43,801,987      $22,091,243     $(4,895,754)
Net income                                                -                -        3,196,146               -
Other comprehensive loss, net of taxes                    -                -                -               -
MRP amortization                                          -                -                -               -
Acquisition of treasury shares                            -                -                -     (10,875,208)
Dividends ($.31 per share)                                -                -       (1,089,622)              -
Release of ESOP shares                                    -          430,023                -               -
                                                 ----------      -----------      -----------     -----------
BALANCE, SEPTEMBER 30, 1999                          43,640       44,232,010       24,197,767     (15,770,962)
Net income                                                -                -        3,549,032               -
Other comprehensive loss, net of taxes                    -                -                -               -
MRP amortization                                          -          (57,700)               -               -
Acquisition of treasury shares                            -                -                -      (7,268,139)
Dividends ($.46 per share)                                -                -       (1,418,936)              -
Release of ESOP shares                                    -          409,008                -               -
                                                 ----------      -----------      -----------     -----------
BALANCE, SEPTEMBER 30, 2000                          43,640       44,583,318       26,327,863     (23,039,101)
Net income                                                -                -        5,830,292               -
Other comprehensive income, net of taxes                  -                -                -               -
Exercise of stock options                                 -          (25,823)               -         386,687
Acquisition of treasury shares                            -                -                -      (4,253,215)
Dividends ($.67 per share)                                -                -       (1,936,091)              -
Release of ESOP shares                                    -          745,910                -               -
                                                 ----------      -----------      -----------     -----------
BALANCE, SEPTEMBER 30, 2001                      $   43,640      $45,303,405      $30,222,064    $(26,905,629)
                                                 ----------      -----------      -----------    ------------
Net loss                                                  -                -       (1,139,973)              -
Other comprehensive loss, net of taxes                    -                -                -               -
Exercise of stock options                                 -          (10,235)               -         110,610
Acquisition of treasury shares                            -                -                -      (1,908,513)
Dividends ($.18 per share)                                -                -         (533,581)              -
Release of ESOP shares                                    -        3,201,097                -               -
                                                 ----------      -----------      -----------     -----------
BALANCE, DECEMBER 31, 2001                       $   43,640      $48,494,267      $28,548,510    $(28,703,532)
                                                 ----------      -----------      -----------     -----------


                                                                                ACCUMULATED
                                                                                   OTHER
                                               UNEARNED         DEFERRED        COMPREHENSIVE
                                                 ESOP            STOCK          INCOME (LOSS),
                                                SHARES           AWARDS              NET            TOTAL
                                               -----------      -----------       ----------     -----------
BALANCE, OCTOBER 1, 1998                       $(2,687,093)     $(2,126,299)      $  486,246     $56,713,970
Net income                                               -                -                -       3,196,146
Other comprehensive loss, net of taxes                   -                -       (1,378,776)     (1,378,776)
MRP amortization                                         -        1,342,907                -       1,342,907
Acquisition of treasury shares                           -                -                -     (10,875,208)
Dividends ($.31 per share)                               -                -                -      (1,089,622)
Release of ESOP shares                             423,593                -                -         853,616
                                               -----------      -----------       ----------     -----------
BALANCE, SEPTEMBER 30, 1999                     (2,263,500)        (783,392)        (892,530)     48,763,033
Net income                                               -                -                -       3,549,032
Other comprehensive loss, net of taxes                   -                -         (369,877)       (369,877)
MRP amortization                                         -          783,392                -         725,692
Acquisition of treasury shares                           -                -                -      (7,268,139)
Dividends ($.46 per share)                               -                -                -      (1,418,936)
Release of ESOP shares                             444,922                -                -         853,930
                                               -----------      -----------       ----------     -----------
BALANCE, SEPTEMBER 30, 2000                     (1,818,578)               -       (1,262,407)     44,834,735
Net income                                               -                -                -       5,830,292
Other comprehensive income, net of taxes                 -                -        4,726,804       4,726,804
Exercise of stock options                                -                -                -         360,864
Acquisition of treasury shares                           -                -                -      (4,253,215)
Dividends ($.67 per share)                               -                -                -      (1,936,091)
Release of ESOP shares                             459,319                -                -       1,205,229
                                               -----------      -----------       ----------     -----------
BALANCE, SEPTEMBER 30, 2001                    $(1,359,259)        $      -      $ 3,464,397     $50,768,618
                          -                    -----------         -------       -----------     -----------
Net loss                                                 -                -                -      (1,139,973)
Other comprehensive loss, net of taxes                   -                -         (815,901)       (815,901)
Exercise of stock options                                -                -                -         100,375
Acquisition of treasury shares                           -                -                -      (1,908,513)
Dividends ($.18 per share)                               -                -                -        (533,581)
Release of ESOP shares                           1,359,259                -                -       4,560,356
                                               -----------      -----------       ----------     -----------
BALANCE, DECEMBER 31, 2001                        $      -         $      -      $ 2,648,496     $51,031,381
                                               -----------      -----------       ----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2001 AND
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                          DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                              2001              2001             2000              1999

Operating activities:
    Net (loss) income                                       $ (1,139,973)    $  5,830,292      $  3,549,032     $  3,196,146
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Provision for loan losses                                      -          830,000           977,000          120,000
        Depreciation                                             145,271          486,194           421,233          289,150
        ESOP compensation                                      3,225,564        1,205,229           853,930          853,616
        MRP compensation                                               -                -           725,692        1,342,907
        Accretion of premium on securities                       (46,632)        (103,388)          692,235              371
        Benefit from deferred income taxes                             -         (376,950)         (321,370)        (825,748)
        Gain on disposal of premises and equipment
             and real estate acquired in settlement
             of loans                                             (4,239)        (261,031)         (119,331)         (64,373)
        Gain on sale of mortgage loans and  mortgage-
             backed securities                                  (191,842)      (1,800,429)           (1,706)        (560,469)
        Originations of loans held for sale, net             (20,657,550)     (36,102,872)      (46,229,695)     (60,777,625)
        Proceeds from sale of loans held for sale             12,016,957       37,087,531                 -       40,597,010
        Other operating activities                             3,530,322        1,517,679         2,415,094         (337,366)
                                                            ------------     ------------      ------------     ------------
             Net cash (used in) provided by operating
               activities                                     (3,122,122)       8,312,255       (37,037,886)     (16,166,381)
                                                            ------------     ------------      ------------     ------------
Investing activities:
    Proceeds from maturities of investment securities
        available for sale                                     4,066,850                -         3,000,000                -
    Purchases of investment securities                                 -       (5,000,000)      (46,050,000)               -
    Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                  -       76,061,309        10,175,821       14,141,098
    Originations of loans held for investment, net
        of principal repayments                              (23,020,190)     (21,529,591)      (20,480,237)     (12,863,836)
    Proceeds from disposal of premises and equipment
        and real estate acquired in settlement of loans          187,570          705,310           911,869          655,821
    Purchases of FHLB stock                                            -          (61,200)          (43,600)         (96,400)
    Purchases of premises and equipment                         (158,498)      (1,224,834)       (1,614,712)        (312,919)
    Repayment of note receivable                                   6,623           25,045             3,949                -
    Net cash to purchase Green Street Financial Corp.                  -                -       (26,530,907)               -
    Acquisition of Triangle Bancorp, Inc. branches                     -                -       113,760,993                -
                                                            ------------     ------------      ------------     ------------
             Net cash (used in) provided by investing
             activities                                      (18,917,645)      48,976,039        33,133,176        1,523,764
                                                            ------------     ------------      ------------     ------------
Financing activities:
    Net increase (decrease) in deposit accounts                3,649,597           (2,759)       (8,461,007)      29,982,910
    Proceeds from FHLB borrowings                              1,000,000       72,200,000       125,200,000       61,000,000
    Repayments of  FHLB borrowings                                     -      (96,200,000)     (101,200,000)     (70,500,000)
    Purchase of treasury shares                                 (573,721)      (4,253,215)       (7,268,139)     (10,875,208)
    Proceeds from exercise of stock options                      100,375          360,863                 -                -
    Cash dividends paid                                         (518,511)      (1,936,091)       (1,418,936)      (1,089,622)
    Net change in escrow accounts                                 83,823         (271,035)           (4,442)        (362,793)
    Net change in repurchase agreements                         (468,157)      (1,478,054)        2,388,742       (1,114,579)
                                                            ------------     ------------      ------------     ------------
             Net cash provided by (used in) financing
               activities                                      3,273,406      (31,580,291)        9,236,218        7,040,708
                                                            ------------     ------------      ------------     ------------
(Decrease) increase in cash and cash equivalents             (18,766,361)      25,708,003         5,331,508       (7,601,909)
Cash and cash equivalents, beginning of year                  40,449,443       14,741,440         9,409,932       17,011,841
                                                            ------------     ------------      ------------     ------------
Cash and cash equivalents, end of year                      $ 21,683,082     $ 40,449,443      $ 14,741,440     $  9,409,932
                                                            ============     ============      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS
     First South Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Virginia. First South Bank (the "Bank"), the wholly owned subsidiary of the Company, is organized and incorporated under the laws of the state of North Carolina. The Federal Reserve Board regulates the company and the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks regulate the Bank.

     The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, First South Leasing, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company follows accounting principles generally accepted in the United States of America and general practices within the financial services industry as summarized below.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include demand and time deposits (with remaining maturities of ninety days or less at time of purchase) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES
     Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity. As of December 31, 2001, the Bank has classified all investments as available for sale.

     Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity.

     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     Gains and losses on the sale of securities are determined by using the specific identification method.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
     Loans receivable held for investment are stated at the amount of unpaid principal, reduced by an allowance for probable loan losses and net deferred origination fees. Interest on loans is accrued based on the principal amount outstanding and is recognized using the interest method. The accrual of interest is discontinued, and accrued but unpaid interest is reversed when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of ninety days.

     Loan origination fees, as well as certain direct loan origination costs, are deferred. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans utilizing the interest method.

     Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment. Fees for originating loans for other financial institutions are recognized as loan fee income.

     A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2001 and September 30, 2001, and during the three months ended December 31, 2001 and during the three years ended September 30, 2001, there were no individual loans material to the consolidated financial statements which were defined as impaired.

     The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or risks in its portfolio will not require further increases in the allowance.

     LOANS HELD FOR SALE
     Loans originated and intended for sale are carried at the lower of cost or aggregate estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains and losses on sales of whole or participating interests in real estate loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the Bank's basis of the loans sold, adjusted for the recognition of any servicing assets retained.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS
     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortization where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     MORTGAGE SERVICING RIGHTS
     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS 140 requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. SFAS 140 includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material effect on financial condition or results of operation.

     When mortgage loans, or mortgage-backed securities, are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair values

     Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income (if servicing revenue exceed servicing cots) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     During the three months ended December 31, 2001, the Company recorded additional servicing assets of $131,804 as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the year ended December 31, 2001 aggregated $26,674. The fair value of recognized servicing assets amounted to $1,030,368 as of December 31, 2001. The Company's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

     There was no valuation allowance for impairment of recognized servicing assets during the three months ended December 31, 2001 and the three years ended September 30, 2001, 2000 and 1999.

     PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line and accelerated methods based on estimated service lives of assets. Useful lives range from 10 to 40 years for substantially all premises and from 3 to 20 years for equipment and fixtures.

     REAL ESTATE OWNED
     Assets acquired through loan foreclosure are recorded as real estate owned ("REO") at the lower of the estimated fair value of the property less estimated costs to sell at the date of foreclosure or the carrying amount of the loan plus unpaid accrued interest. The carrying amount is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed.

     INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
     The Bank is required to invest in stock of the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of 1% of its outstanding home loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 2001 and September 30, 2001, the Bank owned 27,125 shares of the FHLB's $100 par value capital stock.

     INTANGIBLE ASSETS
     Intangible assets consist of goodwill and deposit premiums and are being amortized over ten years using the straight-line method.

     INCOME TAXES
     Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     COMPREHENSIVE INCOME
     The Company's other comprehensive income relates to unrealized gains (losses) on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, is as follows:

                                            DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                2001             2001              2000             1999
Unrealized (losses) gains on securities
    available for sale                        $ (1,359,836)    $  8,299,802       $  (616,463)    $ (2,159,473)

Reclassification of net gains
    recognized in net income                             -         (421,792)                -         (138,881)

Income tax benefit (expense) relating to
    unrealized (losses) gains on available
    for sale securities                            543,935       (3,151,206)          246,586          919,578
                                               -----------     ------------       -----------     ------------
Other comprehensive (loss) income, net         $  (815,901)    $  4,726,804       $  (369,877)    $ (1,378,776)
                                               ===========     ============       ===========     ============


     SEGMENT INFORMATION
     The Company follows the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which specifies guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Based on these guidelines management has determined that the Bank operates in one business segment, the providing of general commercial financial services to customers located in its market areas. The various products are those generally offered by community banks. The allocation of Bank resources is based on overall performance of the Bank, rather than individual branches or products.

     NEW ACCOUNTING PRONOUNCEMENTS
     On July 20, 2001 the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS Nos. 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company will cease amortization of goodwill recorded in past business transactions. Goodwill presently recorded on the books of the Company amounted to $225,055 and $232,162 at December 31, 2001 and September 30, 2001, respectively.

     The goodwill will be assigned to the related reporting unit in the Company and tested for impairment at least annually. The tests will initially involve the comparison of the reporting units fair value to its carrying value, including goodwill. If necessary, the implied fair value of the goodwill will be compared to the carrying value to determine if an allowance is necessary. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its impairment test.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), and in July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

     SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

     SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board Opinion No 30, "Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

2.   SIGNIFICANT ACTIVITIES

     During the three months ended December 31, 2001, the Company terminated its Employee Stock Ownership Plan (See Note 8 for further details of this transaction).

     On November 30, 1999, the Company consummated the acquisition of Green Street Financial Corp. ("Green Street"), the parent holding company of Home Federal Savings and Loan Association of Fayetteville, North Carolina ("Home Federal"), with full service offices located in Fayetteville and Lumberton, North Carolina. The acquisition was accounted for using the purchase method of accounting for a cash purchase price of $59.2 million, representing $15.25 per share of Green Street common stock.

     Concurrently with the Green Street acquisition, the Company changed its name to First South Bancorp, Inc.

     The following table reflects the unaudited pro forma combined results of operations, assuming the acquisition had occurred at the beginning of fiscal 2000 and 1999:

                                           2000              1999

Net interest income                   $ 17,409,204      $ 16,235,962
Net income                               3,580,032         3,384,146
Net earnings per diluted share                1.14               .96


     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1998.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     On February 18, 2000, the Bank completed the acquisition of six Triangle Bank ("Triangle") branch offices located in Rocky Mount and Tarboro, North Carolina. This acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the six Triangle branch offices for a premium of approximately 4.0% of the assumed deposits.

     The fair values of assets, including goodwill, and liabilities assumed were as follows:


                                             GREEN STREET          TRIANGLE

Loans receivable                             $125,459,235        $ 26,162,062
Premises and equipment                          1,245,957           2,407,409
Intangible assets                                 287,832           4,898,652
Other assets                                    4,548,219             277,790
Deposits                                     (101,648,952)       (144,135,727)
Other liabilities                              (3,361,384)         (3,371,179)
                                             ------------      --------------
Net cash paid (received) for acquisitions    $ 26,530,907      $ (113,760,993)
                                             ============      ==============

3.   INVESTMENT SECURITIES

     Investment securities at December 31, 2001 and September 30, 2001, are classified as available for sale according to management's intent and summarized as follows:



                                                           Gross Unrealized             Estimated
                                     Amortized      --------------------------------      Market
                                        Cost            Gains            Losses           Value
                                   ---------------  ---------------  ---------------  ---------------
December 31, 2001:

   U.S. Treasury and Agency Notes  $   50,507,941   $    3,553,501   $            -   $    54,061,442
                                   ---------------  ---------------  ---------------  ---------------
September 30, 2001:

   U.S. Treasury and Agency Notes  $   50,461,308       $4,280,476   $            -   $    54,741,784
                                   ---------------  ---------------  ---------------  ---------------

     U.S. Treasury and Agency notes at December 31, 2001, are contractually scheduled to mature as follows:

                                                                    ESTIMATED
                                                  AMORTIZED          MARKET
                                                    COST              VALUE
                                                  ------------      ------------
Due after one year through five years             $ 45,494,080      $ 48,510,156

Due after five years through ten years               5,013,860         5,551,286
                                                  ------------      ------------
                                                  $ 50,507,940      $ 54,061,442
                                                  ============      ============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities at December 31, 2001 and September 30, 2001, are classified as available for sale according to management's intent and summarized as follows:

                                                                                                ESTIMATED
                                                AMORTIZED           GROSS UNREALIZED             MARKET
                                                                 -------------------------
                                                  COST            GAINS           LOSSES          VALUE
                                               -----------       --------        ---------       -----------
December 31, 2001:
   FHLMC participation certificates,
   maturing from years 2003 to 2028            $43,053,970       $867,943        $ (18,289)      $43,903,624
                                               -----------       --------        ---------       -----------

September 30, 2001:
   FHLMC participation certificates,
   maturing from years 2003 to 2030            $47,120,820     $1,482,516           $    -       $48,603,336
                                               -----------       --------        ---------       -----------


     Mortgage-backed   securities  at  December  31,  2001,  are   contractually
     scheduled to mature as follows:

                                                                   ESTIMATED
                                                 AMORTIZED          MARKET
                                                   COST              VALUE
                                                 ------------      ------------
Due after one year through five years            $    485,026      $    496,453
Due after five years through ten years              2,987,315         3,029,454
Due after ten years                                39,581,629        40,377,717
                                                 ------------      ------------
                                                 $ 43,053,970      $ 43,903,624
                                                 ============      ============

     Expected   maturities  may  differ  from  contractual   maturities  because
     borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Mortgage-backed securities with a carrying value of $0, $63,181,244, $0, and $5,520,194 were sold during the three months ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, respectively. Net realized gains on the sales of mortgage-backed securities were $0, $421,792, $0, and $138,881 during the three months ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, respectively.

     Mortgage-backed   securities  with  an  amortized  cost  of   approximately
     $5,103,367 and $5,492,322 were pledged as collateral for deposits from public entities at December 31, 2001 and September 30, 2001.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   LOANS RECEIVABLE

     Loans receivable at December 31, 2001 and September 30, 2001, are summarized as follows:

                                    DECEMBER 31,      SEPTEMBER 30,
                                        2001               2001

Mortgage loans                       $ 133,395,094      $ 123,196,766
Consumer loans                          77,775,818         78,184,965
Commercial loans                       200,621,122        178,856,021
                                     -------------      -------------
           Total                       411,792,034        380,237,752
Less:
    Allowance for loan losses           (5,370,820)        (5,401,358)
    Deferred loan fees                    (808,159)          (749,449)
                                     -------------      -------------
Loans receivable, net                $ 405,613,055      $ 374,086,945
                                     =============      =============



     The Bank has pledged its eligible real estate loans to collateralize actual or potential borrowings from the Federal Home Loan Bank of Atlanta (See
     Note 10).

     During the three months ended December 31, 2001 and during the years ended December 31, 2001, 2000 and 1999, the Bank exchanged loans with outstanding principal balances of $0, $12,298,139, $62,789,209, and $45,527,117, respectively, with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities of equal value.

     The Bank originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as either held for sale or for investment purposes. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date. Loans receivable held for sale at December 31, 2001 and September 30, 2001 are fixed rate mortgage loans with an estimated market value of approximately $29,300,000 and $20,500,000, respectively.

     Net gains on sales of loans receivable held for sale amounted to $191,842, $1,378,637, $1,706, and $303,324 during the three months ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, respectively.

     The changes in the allowance for loan losses for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, are as follows:

                                          DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                             2001              2001             2000              1999
Balance at beginning of year                 $5,401,358        $5,159,353       $3,297,256        $3,364,588
Provisions for loan losses                            -           830,000          977,000           120,000
Balance transferred in acquisition                    -                 -          962,999                 -
Loans charged off                               (42,376)         (655,506)        (157,092)         (265,384)
Recoveries                                       11,838            67,511           79,190            78,052
                                             ----------        ----------       ----------        ----------
Balance at end of year                       $5,370,820        $5,401,358       $5,159,353        $3,297,256
                                             ==========        ==========       ==========        ==========


FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

                                                DECEMBER 31,    SEPTEMBER 30,
                                                    2001             2001
Loans contractually past due 90 days or more
    and/or on nonaccrual status:
      Residential                                  $   863,724      $   570,704
      Consumer and commercial                          389,225          491,676
                                                   -----------      -----------
                                                   $ 1,252,949      $ 1,062,380
                                                   ===========      ===========

     At December 31, 2001 and at September 30, 2001, 2000 and 1999, interest income of approximately $51,000, $43,000, $40,000, and $9,000, respectively, was not recorded related to loans accounted for on a nonaccrual basis.

6.   PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2001 and September 30, 2001, consist of the following:


                                                DECEMBER 31,    SEPTEMBER 30,
                                                    2001             2001

Land                                               $ 2,566,219      $ 2,566,219
Office buildings                                     5,811,385        5,793,501
Furniture, fixtures and equipment                    3,206,671        3,083,963
Vehicles                                               326,082          323,205
                                                   -----------      -----------
                                                    11,910,357       11,766,888
Less accumulated depreciation                        3,976,069        3,841,278
                                                   -----------      -----------
           Total                                   $ 7,934,288      $ 7,925,610
                                                   ===========      ===========


7.   EMPLOYEE BENEFIT PLANS

     The Company participates in a multi-employer defined benefit pension plan which covers substantially all employees. Effective January 31, 2002 the Company's Board of Directors approved a plan to freeze the accrual of future benefits. As such, no new employee shall become a participant in the plan after January 31, 2002. However, employees who were participating in the plan as of January 31, 2002 shall continue to participate in accordance with the provisions of the plan, however the accrual of future benefits will cease. Expenses of the plan for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, were $69,000, $69,017, $258,600, and $133,000, respectively.

     The Company also participates in a multi-employer defined contribution plan which covers substantially all employees. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. The Company makes matching contributions of 50% of employees' contributions up to 6% of the employees' salaries. The plan provides that employees' contributions are 100% vested at all times and the Bank's contributions vest 25% for each year of service. The expenses related to the Company's contributions to this plan for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, were $32,305, $115,174, $84,924, and $76,985, respectively.

     Directors and certain officers participate in deferred compensation plans. These plans generally provide for fixed payments beginning at retirement. These payments are earned over service periods of up to ten years, and can include provisions for deferral of current payments. The expense related to these plans during the three months ended December 31, 2001 and during the years ended September 30, 2001, 2000 and 1999, aggregated $159,373, $617,127, $544,327, and $516,985, respectively. The plans generally include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     On April 8, 1998, the Company's Stockholders approved a Management Recognition Plan ("MRP") for directors and key employees. The Company was authorized to fund the acquisition of and award up to 174,570 shares (4% of shares issued in the stock conversion) to be awarded by a committee of the Board of Directors. The Company completed the acquisition of MRP shares during fiscal 1998. On April 8, 1998, 174,570 shares (market value of $4,029,258 and aggregate cost of $3,275,299) were awarded to certain officers and employees. The vesting schedule provided that 33-1/3% of the shares were earned and became non-forfeitable on April 8, 1998, 1999 and 2000.

     The shares issued to the MRP plan were recorded as outstanding shares, and the unvested portion was recorded as unearned compensation through a contra equity account. The consolidated statements of operations for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, include compensation expense of $0, $0, $725,692, and $1,342,907, respectively, relating to the scheduled vesting of MRP shares.

8.   EMPLOYEE STOCK OWNERSHIP PLAN

     Effective December 31, 2001, the Company terminated its Employee Stock Ownership Plan ("ESOP"). As a result of this termination, the Company recognized an additional $3,143,467 in related compensation expenses.

     Upon adoption, the ESOP acquired 349,140 shares of the Company's common stock financed by $3,491,400 in borrowings by the ESOP from the Company. This loan was secured by the shares of Common Stock purchased and earnings thereon. At December 31, 2001 and September 30, 2001, 281,707 and 213,213 shares, respectively, have been allocated to participants' accounts. However, as a result of the termination there are no unallocated at December 31, 2001. Unallocated shares at September 30, 2001 were 135,927 shares, with an estimated market value of $4,322,479. All allocated shares are considered outstanding for earnings per share purposes, while the unallocated shares are not included in the calculation.

     As a result of the termination all debt outstanding has been repaid. The principal balance at September 30, 2001 was $1,359,259. The Bank used dividends declared on 2,447 unallocated shares totaling $24,467 and the sale of 39,785 unallocated shares totaling $1,334,792 to repay the outstanding debt. Dividends on allocated shares were treated as a reduction of retained earnings. Dividends on unallocated shares were treated only as debt service, and there was no reduction of retained earnings. Compensation expense related to the ESOP was based on the average fair market value of shares during the period since the prior allocation date through the dates shares are committed to be released. The financial statements for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, include compensation expense of $3,225,564, $1,205,229, $835,135, and $853,616, respectively, related to the ESOP and its termination.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   STOCK OPTION PLAN

     On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. The Plan reserves 436,425 shares for grant within ten years of the effective date. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

     The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the methods of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:



                       FOR THE THREE MONTHS ENDED                                 FOR THE YEAR ENDED
                            DECEMBER 31, 2001          SEPTEMBER 30, 2001         SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                       --------------------------   ------------------------   ------------------------    ------------------------
                      AS REPORTED     PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA

Net income           $(1,139,973)   $(1,154,254)  $5,830,292    $5,742,412   $3,549,032    $3,464,965    $3,196,146   $ 3,138,174
Earnings per common
     share - basic          (.40)          (.40)        2.01          1.95         1.14          1.11           .91           .89
Earnings per common
     share - diluted        (.40)          (.40)        1.95          1.92         1.13          1.11           .91           .89



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, respectively: dividend growth rate of 22%, 22%, 17%, and 15%; expected volatility of 18.5%, 18.9%, 18.6% and 20.8%; risk-free interest rates of 4.75% during the three months ended December 31, 2001; 5.84%, 5.78%, and 5.05% during the year ended September 30, 2001; 6.0% during the year ended September 30, 2000; and 7.1% during the year ended September 30, 1999; and expected lives of 7 years.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A summary of the status of the Plan as of December 31, 2001 and September 30, 2001, 2000 and 1999, and changes during the years then ended, including weighted-average exercise price ("Price"), is presented below:


                             FOR THE THREE MONTHS ENDED                      FOR THE YEAR ENDED
                                  DECEMBER 31, 2001     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                  -----------------     -----------------    ------------------     -------------------
                                  SHARES      PRICE     SHARES      PRICE     SHARES      PRICE     SHARES     PRICE
                                  -------     -----     -------     -----     -------     -----     -------    ------
Outstanding at beginning of year  408,903   $ 18.54     413,303   $ 18.25     404,303   $ 18.24     398,303   $ 18.25
Granted                             4,000     32.25      19,000     25.63      21,000     18.26       6,000     17.75
Cancellations                     (10,500)    18.25     (23,400)    18.35     (12,000)    18.25
                                  -------               -------               -------               -------
Outstanding at year end           402,403     18.68     408,903     18.54     413,303     18.25     404,303     18.24
                                  =======               =======               =======               =======

Weighted-average fair value of
   options granted during the year          $  6.89               $  5.14               $  4.02               $  5.04
                                            =======               =======               =======               =======


     The following table summarizes additional information about the Option Plan at December 31, 2001, including weighted-average remaining contractual life ("Life") and Price:


                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    ---------------------------------    -----------------------
                      SHARES       LIFE       PRICE         SHARES      PRICE

$ 17.75 - 32.25      402,403     6.5 years    $ 18.68     388,403      $ 18.41


10.  BORROWED MONEY

     Borrowed money represents advances from the FHLB and repurchase agreements. Advances outstanding from the FHLB at December 31, 2001 had a weighted average rate of 1.83% and totaled $1,000,000. There were no advances outstanding from the FHLB at September 30, 2001.

     At December 31, 2001 and September 30, 2001, repurchase agreements outstanding had average rates of 0.43% and 1.43%, and totaled $4,441,340 and $4,909,497, respectively.

     At December 31, 2001, repurchase agreements were collateralized by U.S. government agency obligations with a principal balance of $7,000,000. The Company has pledged all of its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential borrowings from the FHLB. At December 31, 2001, the Company had an additional $114,000,000 of credit available with the FHLB.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.  INCOME TAXES

     The components of income tax expense for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, are as follows:

               DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                  2001             2001              2000             1999
Current:
    Federal    $  1,028,407     $  3,877,218      $  2,665,596     $  2,712,909
    State           136,233          559,267           313,600          565,552
               ------------     ------------      ------------     ------------
                  1,164,640        4,436,485         2,979,196        3,278,461
               ------------     ------------      ------------     ------------
Deferred:
    Federal               -         (310,782)         (287,542)        (719,993)
    State                 -          (66,168)          (33,828)        (105,755)
               ------------     ------------      ------------     ------------
                          -         (376,950)         (321,370)        (825,748)
               ------------     ------------      ------------     ------------
Total          $  1,164,640     $  4,059,535      $  2,657,826     $  2,452,713
               ============     ============      ============     ============


     Reconciliations of the expected income tax expense at statutory tax rates with income tax expense reported in the statements of operations for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, are as follows:

                                          DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                             2001             2001              2000             1999
Expected income tax expense at 34%      $      8,387     $  3,362,541      $  2,110,332     $  1,920,612
State income taxes, net of federal
      income tax                             144,153          325,445           296,998          270,298
Non-deductible ESOP, other
      expenses and other adjustments       1,012,100          371,549           250,496          261,803
                                        ------------     ------------      ------------     ------------
                                        $  1,164,640     $  4,059,535      $  2,657,826     $  2,452,713
                                        ============     ============      ============     ============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The components of deferred income tax assets and liabilities are as follows:

                                         DECEMBER 31,       SEPTEMBER 30,
                                            2001                2001
Deferred income tax assets:
    Deferred directors' fees             $  578,037          $  578,037
    Allowance for loan losses             1,752,708           1,752,708
    Employee benefits                       740,189             740,189
    Loans mark-to-market                    315,198             315,198
    Other                                   363,408             363,408
                                         ----------          ----------
                                          3,749,540           3,749,540
                                         ----------          ----------
Deferred income tax liabilities:
    Unrealized gains on securities
      available for sale                  1,754,659           2,298,594
    Depreciation and amortization           347,515             347,515
    Carrying value - land                   386,200             386,200
    Mortgage servicing rights               357,327             357,327
    Deferred loan origination fees
        and costs                            55,472              55,472
    FHLB stock                              195,801             195,801
                                         ----------          ----------
                                          3,096,974           3,640,909
                                         ----------          ----------
Net deferred income tax asset            $  652,566          $  108,631
                                         ==========          ==========


     Retained earnings at December 31, 2001, include approximately $1,850,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reductions of the amount so allocated for purposes other than for tax bad debt losses or adjustments arising from carryback of net operating losses could create taxable income, in certain remote instances, which would be subject to the then current corporate income tax rate.

12.  REGULATORY CAPITAL REQUIREMENTS

     Dividend payments made by the Company are subject to regulatory restrictions under Federal Reserve Board policy as well as to limitations under applicable provisions of Virginia corporate law. The Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." Under Virginia law, dividends may be paid out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. Furthermore, under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual regulatory capital amounts and ratios as of December 31, 2001 and September 30, 2001, are presented in the table below (dollars in thousands):

                                                                                          TO BE WELL
                                                                                          CAPITALIZED
                                                                     FOR CAPITAL         UNDER PROMPT
                                                   ACTUAL         ADEQUACY PURPOSE    ACTION PROVISIONS
                                              -----------------   ----------------    -----------------
                                              AMOUNT    RATIO     AMOUNT      RATIO    AMOUNT      RATIO
                                              ------    -----     ------      -----    ------      -----
December 31, 2001:
Total Capital (to Risk Weighted Assets)       $48,992     12.7%   $ 30,910      8.0%   $ 38,638     10.0%
Tier I Capital (to Risk Weighted Assets)       44,156     11.4%     15,455      4.0%     23,183      6.0%
Tier I Capital (to Average Assets)             44,156      8.1%     21,885      4.0%     27,357      5.0%

September 30, 2001:
Total Capital (to Risk Weighted Assets)       $47,627     12.8%   $ 29,835      8.0%   $ 37,294     10.0%
Tier I Capital (to Risk Weighted Assets)       42,956     11.5%     14,917      4.0%     22,376      6.0%
Tier I Capital (to Average Assets)             42,956      8.1%     21,246      4.0%     26,557      5.0%



13.  EARNINGS PER SHARE

     The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding (less unearned ESOP shares, unearned deferred stock awards and treasury shares) for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999. Options to purchase 402,403, 408,903, 413,303 and
     404,303 shares of common stock were outstanding at December 31, 2001 and September 30, 2001, 2000, and 1999, respectively. For the year ended September 30, 1999, none of these options were included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares for that year. For the three months ended December 31, 2001, none of these options were included in the computation of diluted EPS because the per share amounts calculated would be anti-dilutive because of the reported loss.

                                          DECEMBER 31,     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                              2001             2001             2000             1999
Net (loss) income (numerator)               $(1,139,973)     $ 5,830,292      $ 3,549,032      $ 3,196,146
                                            ===========      ===========      ===========      ===========

Weighted average shares outstanding
    for basic EPS (denominator)               2,872,246        2,899,846        3,115,768        3,530,811
Dilutive effect of stock options                      -           85,580           11,104                -
                                            -----------      -----------      -----------      -----------
Adjusted shares for diluted EPS               2,872,246        2,985,426        3,126,872        3,530,811
                                            -----------      -----------      -----------      -----------

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  MORTGAGE BANKING ACTIVITIES

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $274,239,995 and $295,216,089 at December 31, 2001 and September 30, 2000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

     At December 31, 2001 and September 30, 2001, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,030,368 and $925,239, respectively.

15. FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     A summary of the contractual amounts of the Company's exposure to off-balance sheet risk as of December 31, 2001 and September 30, 2001, is as follows:

                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                    2001                2001
Commitments to extend credit:
    Commitments to originate loans                               $50,204,542        $57,413,601
    Undrawn balances on lines of credit and undrawn
        balances on credit reserves (overdraft protection)        48,626,867         48,197,325
                                                                 -----------      -------------
                                                                 $98,831,409      $ 105,610,926
                                                                 ===========      =============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Included in the commitments to originate loans as of December 31, 2001 and September 30, 2001, are fixed interest rate loan commitments of $11,655,067 and $7,758,283, respectively. The shorter duration of interest-sensitive liabilities, to the extent they are used to fund these fixed-rate loans, indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of fixed-rate long-term assets and net interest income.

     The Company's lending is concentrated primarily in Beaufort, Craven, Cumberland, Edgecombe, Lenoir, Nash, Pasquotank, Pitt, Robeson, and surrounding counties in North Carolina. Credit has been extended to certain of the Company's customers through multiple lending transactions.

     Since many of the  commitments  are expected to expire  without being drawn
     upon,   amounts   reported  do  not  necessarily   represent   future  cash
     requirements.

16.  PARENT COMPANY FINANCIAL INFORMATION

     The Company's principal asset is its investment in the Bank. Condensed financial statements of the parent company as of December 31, 2001 and September 30, 2001, 2000, and 1999, and for the three months ended December 31, 2001 and the three years ended September 30, 2001, are as follows:


                                                    DECEMBER 31,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        2001              2001               2000              1999

CONDENSED BALANCE SHEETS
Cash                                                  $    734,906      $  1,902,285      $  1,055,374      $  1,151,744
Due from subsidiary                                      4,157,099           931,535           477,287         5,368,089
Investment in wholly-owned subsidiary                   46,710,200        49,203,538        43,692,079        42,563,204
Other assets                                                28,620             8,856             8,747            12,115
                                                      ------------      ------------      ------------      ------------
        Total assets                                  $ 51,630,825      $ 52,046,214      $ 45,233,487      $ 49,095,152
                                                      ============      ============      ============      ============

Other liabilities                                     $    599,444      $  1,277,596       $   398,752       $   332,119
Stockholders' equity                                    51,031,381        50,768,618        44,834,735        48,763,033
                                                      ------------      ------------      ------------      ------------
        Total liabilities and stockholders' equity    $ 51,630,825      $ 52,046,214      $ 45,233,487      $ 49,095,152
                                                      ============      ============      ============      ============

                                                    DECEMBER 31,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        2001              2001               2000              1999
CONDENSED STATEMENTS OF INCOME
Interest income, net                                    $   21,690       $   166,623       $   204,090       $   234,242
Equity in earnings of subsidiary                        (1,144,436)        5,772,653         3,471,752         3,121,370
Miscellaneous expenses                                      17,227           108,984           126,810           159,466
                                                      ------------      ------------      ------------      ------------
        Net (loss) income                             $ (1,139,973)     $  5,830,292      $  3,549,032      $  3,196,146
                                                      ============      ============      ============      ============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                    DECEMBER 31,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        2001              2001               2000              1999
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
    Net (loss) income                                $ (1,139,973)     $  5,830,292      $  3,549,032      $  3,196,146
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Equity in undistributed earnings of
           subsidiary                                   1,144,436        (5,772,653)       (3,471,752)       (3,121,370)
      ESOP compensation                                 4,560,356         1,205,229           853,930           853,616
      MRP compensation                                         --                --           725,692         1,342,907
      Other operating activities                         (697,915)          878,733            70,001           628,213
                                                     ------------      ------------      ------------      ------------
           Net cash provided by operating
               activities                               3,866,904         2,141,601         1,726,903         2,899,512
                                                     ------------      ------------      ------------      ------------
Investing activities:
    Repayments of advances to subsidiary               (2,692,564)        4,533,752         6,863,802         9,257,445
                                                     ------------      ------------      ------------      ------------
           Net cash (used in) provided by
               investing activities                    (2,692,564)        4,533,752         6,863,802         9,257,445
                                                     ------------      ------------      ------------      ------------
Financing activities:
    Proceeds from exercise of stock options               100,375           360,864                --                --
    Purchase of treasury shares                        (1,908,513)       (4,253,215)       (7,268,139)      (10,875,208)
    Dividends paid                                       (533,581)       (1,936,091)       (1,418,936)       (1,089,622)
                                                     ------------      ------------      ------------      ------------
           Net cash used in financing activities       (2,341,719)       (5,828,442)       (8,687,075)      (11,964,830)
                                                     ------------      ------------      ------------      ------------
Net (decrease) increase in cash                        (1,167,379)          846,911           (96,370)          192,127
Cash at beginning of year                               1,902,285         1,055,374         1,151,744           959,617
                                                     ------------      ------------      ------------      ------------
Cash at end of year                                  $    734,906      $  1,902,285      $  1,055,374      $  1,151,744
                                                     ============      ============      ============      ============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for the years ended September 30, 2001 and 2000, is as follows (in thousands):

                                   FOURTH      THIRD       SECOND      FIRST
                                  -------    --------     --------   --------
2001:
Interest income                   $ 9,794    $ 10,231     $ 10,863   $ 11,271
Interest expense                    4,560       5,298        5,967      6,343
Provision for loan losses              50           -          540        240
Noninterest income                  1,933       1,690        1,853      1,299
Noninterest expense                 4,498       3,949        3,898      3,701
Income tax expense                  1,082       1,090          946        941
                                  -------    --------     --------   --------
Net income                        $ 1,537     $ 1,584      $ 1,365    $ 1,345
                                  =======     =======      =======    =======

Net income per common share:
    Basic                         $   .54     $   .55      $   .47    $   .46
    Diluted                       $   .52     $   .53      $   .46    $   .45
                                  =======     =======      =======    =======



                                   FOURTH      THIRD       SECOND      FIRST
                                  -------    --------     --------   --------
2000:
Interest income                  $ 10,783    $ 10,099      $ 9,178    $ 6,805
Interest expense                    5,921       5,241        4,680      3,171
Provision for loan losses             300         250          200        227
Noninterest income                    950       1,052          815        615
Noninterest expense                 3,768       4,058        3,631      2,643
Income tax expense                    762         699          628        569
                                  -------    --------     --------   --------
Net income                        $   982     $   903      $   854    $   810
                                  =======     =======      =======    =======

Net income per common share:
    Basic and diluted             $   .32     $   .30      $   .27    $   .25
                                  =======     =======      =======    =======

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

     Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The estimation methodologies, resulting fair values, and recorded carrying amounts at December 31, 2001 and September 30, 2001, were as follows:

     Cash and cash equivalents are by definition short-term and do not present any unanticipated credit issues. Therefore, the carrying amount is a reasonable estimate of fair value. The estimated fair values of investment securities and mortgage backed securities are provided in Notes 3 and 4 to the financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate adjusted for servicing costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                   DECEMBER 31,                          SEPTEMBER 30,
                                       2001                                   2001
                           --------------------------------   ----------------------------
                             ESTIMATED       CARRYING           ESTIMATED       CARRYING
                             FAIR VALUE       AMOUNT            FAIR VALUE       AMOUNT
                           -------------  -------------       -------------  -------------
1 - 4 family mortgages     $ 133,116,482  $ 131,934,750       $ 123,737,283  $ 121,735,028
Consumer                      77,001,289     76,812,819          77,088,028     77,193,937
Non-residential              196,865,486    196,865,486         175,157,980    175,157,980
                           -------------  -------------       -------------  -------------
                           $ 406,983,257  $ 405,613,055       $ 375,983,291  $ 374,086,945
                           =============  =============       =============  =============


     The fair value of deposit liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $171,428,760 and $159,282,411 at December 31, 2001 and September 30, 2001, respectively. The fair value estimates for these products do not reflect the benefits that the Bank receives from the low-cost, long-term funding they provide. These benefits are considered significant.

     The fair value of certificates of deposits and advances from the FHLB is estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining maturities. The carrying value and estimated fair values of certificates of deposit and FHLB advances at December 31, 2001 and September 30, 2001, are as follows:

                                             DECEMBER 31,      SEPTEMBER 30,
                                                 2001               2001
Certificates of deposits:
    Carrying amount                         $ 304,159,745      $ 312,656,497
    Estimated fair value                      307,269,097        317,751,119

Advances for Federal Home Loan Bank:
    Carrying amount                         $   1,000,000      $           -
    Estimated fair value                        1,000,000                  -


     The carrying amount of repurchase agreements approximates the fair value. The interest rate on these agreements is a floating rate based on the federal fund's daily rate.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $98,831,409 during the three months ended December 31, 2001 and $105,610,926 during the year ended September 30, 2001, which are primarily comprised of unfunded loan commitments.

     The Company's remaining assets and liabilities are not considered financial instruments.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, is as follows:



                                                   DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2001              2000             1999
Real estate acquired in settlement of loans       $   326,515      $   918,091       $   411,040      $   764,023
Exchange of loans for mortgage-backed
    securities                                              -       12,298,139        62,789,209       45,527,117
Cash paid for interest                              4,161,729       22,391,730        19,012,680        9,960,689
Cash paid for income taxes                          1,360,075        3,350,211         2,769,000        2,787,000
Dividends declared, not paid                          533,581          518,511           387,220          332,119
Repurchase of unearned ESOP shares                  1,334,792                -                 -                -


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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of December 31, 2001
               and September 30, 2001
          Consolidated  Statements  of  Operations  for the Three  Months  Ended
               December 31, 2001 and Years Ended  September  30, 2001,  2000 and
               1999
          Consolidated  Statements of  Stockholders  Equity for the Three Months
               Ended December 31, 2001 and Years Ended September 30, 2001, 2000 and 1999
          Consolidated  Statements  of Cash  Flows  for the Three  Months  Ended
               December 31, 2001 and Years Ended  September  30, 2001,  2000 and
               1999
          Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.     Description
      ---     -----------

       3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       3.2    Bylaws of First South Bancorp, Inc., as amended
       4 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)
       10.1(a)Employment Agreement between First South Bancorp,  Inc. and Thomas
              A. Vann (Incorporated herein by reference from Exhibit 10.3(a) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.1(b)Employment  Agreement between Home Savings Bank, SSB and Thomas A.
              Vann (Incorporated herein by reference from Exhibit 10.3(b) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll, Kristie W. Hawkins, Walter P. House and William R. Outland (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.3 Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll, William R. Outland and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F.
              Buckman, Walter P. House, Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from
              Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.5 Home Savings Bank, SSB Director's Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Edmund
              T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.6 Home Savings Bank, SSB Director's Retirement Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit
              10.8 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.7 Home Savings Bank, SSB Director's Retirement Payment Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit
              10.9 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.8 Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton (Incorporated herein by reference from Exhibit
              10.10 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
       10.9 First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))

       10.10  Employment  Agreement  between NewSouth Bank and H.D. Reaves,  Jr.
              (Incorporated  herein by reference  from Exhibit  10.10  Company's
              Annual  Report on Form 10-K for the Year Ended  September 30, 2000
              (File No. 0-22219))
       10.11  Change-in-Control  Protective  Agreement between First South Bank,
              First South  Bancorp,  Inc. and Jack L. Ashley dated  November 15,
              2001  (Incorporated  herein by reference from Exhibit 10.11 to the
              Company's  Annual Report on Form 10-K for the Year Ended September
              30, 2001)
       10.12  Change-in-Control  Protective Agreement between  First South Bank,
              First South  Bancorp,  Inc.  and William L. Wall dated  January 1,
              2001  (Incorporated  herein by reference from Exhibit 10.12 to the
              Company's  Annual Report on Form 10-K for the Year Ended September
              30, 2001 (File No. 0-22219))
       21     Subsidiaries of the Registrant
       23     Consent of PricewaterhouseCoopers LLP

       (B) REPORTS ON FORM 8-K. There were no Current  Reports on Form 8-K filed
           -------------------
by the Company during the three months ended December 31, 2001.

       (C) EXHIBITS.  The exhibits  required by Item 601 of  Regulation  S-K are
          ---------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

       (D) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
           --------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST SOUTH BANCORP, INC.

March 28, 2002
                                By: /s/ Thomas A. Vann
                                    -------------------------------
                                    Thomas A. Vann
                                    President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann                                   March 28, 2002
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                  March 28, 2002
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                           March 28, 2002
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                             March 28, 2002
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                            March 28, 2002
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                               March 28, 2002
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                           March 28, 2002
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                            March 28, 2002
--------------------------------------------
Marshall T. Singleton
Director


/s/ H. D. Reaves, Jr.                                March 28, 2002
--------------------------------------------
H. D. Reaves, Jr.
Director