Form 10-Q
period 2002-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2002-05-13
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219


                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                              56-1999749
    -----------------------                                   ----------------
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

     Number  of  shares  of  common  stock  outstanding  as of April  30,  2002:
4,427,308

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as
          of March 31, 2002 (unaudited) and December 31, 2001                  1

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2002 and 2001 (unaudited)                     2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended March 31, 2002 (unaudited)                    3

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)               5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities                                               13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                    14

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       MARCH 30        DECEMBER 31
                                                                           2002               2001
                                                                           ----               ----
ASSETS                                                              (UNAUDITED)
     Cash and due from banks                                     $   19,503,374     $   20,292,541
     Interest-bearing deposits in financial institutions              7,308,462          1,390,541
     Investment securities - available for sale                      53,214,296         54,061,442
     Mortgage-backed securities - available for sale                 38,113,214         43,903,624
     Loans and leases receivable, net:
       Held for sale                                                 24,155,576         29,283,037
       Held for investment                                          396,197,887        376,330,018
     Premises and equipment, net                                      7,814,723          7,934,288
     Deferred income taxes                                            1,072,060            652,566
     Real estate owned                                                  444,917            677,399
     Federal Home Loan Bank of Atlanta stock, at cost
          which approximates market                                   2,712,500          2,712,500
     Accrued interest receivable                                      3,381,083          3,465,523
     Intangible assets                                                5,336,773          5,248,944
     Other assets                                                     2,054,918          2,000,783
     Note receivable                                                  1,357,584          1,364,383
                                                                 --------------     --------------

               Total assets                                      $  562,667,367     $  549,317,589
                                                                 ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                         $  171,063,791     $  152,563,977
  Savings                                                            19,783,350         18,864,783
  Large denomination certificates of deposit                         67,070,936         63,318,050
  Other time                                                        231,443,774        240,841,695
                                                                 --------------     --------------
          Total deposits                                            489,361,851        475,588,505
Borrowed money                                                        4,202,743          5,441,340
Other liabilities                                                    17,812,581         17,256,363
                                                                 --------------     --------------
          Total liabilities                                         511,377,175        498,286,208

  Common stock, $.01 par value, 8,000,000 shares authorized,
    6,545,848* and 4,364,044 shares issued                               65,458             43,640
  Additional paid in capital                                         48,484,275         48,494,267
  Retained earnings, substantially restricted*                       29,952,222         28,548,510
  Treasury stock at cost, 2,116,390* and 1,399,707 shares           (29,175,821)       (28,703,532)
  Accumulated other comprehensive income, net                         1,964,058          2,648,496
           Total stockholders' equity                                51,290,192         51,031,381
                                                                 --------------     --------------

           Total liabilities and stockholders' equity            $  562,667,367     $  549,317,589
                                                                 ==============     ==============

*Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 30
                                                        ----------------------------
                                                            2002            2001
                                                        ----------------------------

Interest income:
  Interest and fees on loans                            $  7,467,416    $  8,452,176
  Interest and dividends on investments and deposits       1,579,994       2,410,689
                                                        ------------    ------------
     Total interest income                                 9,047,410      10,862,865
                                                        ------------    ------------
Interest expense:
  Interest on deposits                                     3,351,931       5,604,696
  Interest on borrowings                                       9,274         362,461
                                                        ------------    ------------
     Total interest expense                                3,361,205       5,967,157
                                                        ------------    ------------
Net interest income before provision for possible
  loan losses                                              5,686,205       4,895,708
Provision for  possible loan losses                          309,000         540,000
                                                        ------------    ------------
     Net interest income                                   5,377,205       4,355,708
                                                        ------------    ------------
Other income:
  Loan fees and service charges                            1,018,712         751,902
  Loan servicing fees                                        178,267         195,883
  Gain on sale of real estate, net                            85,147          22,816
  Gain on sale of mortgage loans and mortgage-
      backed securities                                      363,598         771,166
  Other income                                               158,455         112,041
                                                        ------------    ------------
     Total other income                                    1,804,179       1,853,808
                                                        ------------    ------------

General and administrative expenses:
  Compensation and fringe benefits                         2,067,070       2,371,004
  Federal insurance premiums                                  21,339          23,022
  Premises and equipment                                     309,232         251,396
  Advertising                                                 61,078          34,915
  Payroll and other taxes                                    221,558         197,637
  Data processing expense                                    426,503         354,115
  Amortization of intangible assets                          154,255         144,223
  Other                                                      479,903         522,055
                                                        ------------    ------------
     Total general and administrative expenses             3,740,938       3,898,367
                                                        ------------    ------------

Income before income taxes                                 3,440,446       2,311,149

Income taxes                                               1,261,871         946,137
                                                        ------------    ------------

NET INCOME                                              $  2,178,575    $  1,365,012
                                                        ============    ============

Per share data (*):
Basic earnings per share                                $       0.49    $       0.31
Diluted earnings per share                              $       0.47    $       0.31
Dividends per share                                     $       0.17    $       0.12
Weighted average shares Basic                              4,438,208       4,349,834
Weighted average shares Diluted                            4,641,088       4,458,404

(*) Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

                                                                                                 Accumulated
                                                                 Retained                           Other
                                                 Additional      Earnings,                     Comprehensive
                                    Common        Paid-in      Substantially     Treasury      Income (Loss),
                                    Stock         Capital       Restricted         Stock             Net             Total
                                   --------    ------------    ------------    -------------    ------------     ------------
Balance December 31, 2001          $ 43,640    $ 48,494,267    $ 28,548,510    $ (28,703,532)   $   2,648,496    $ 51,031,381

Net income                                                        2,178,575                                         2,178,575

Three-for-two stock split paid in
  form of a 50% stock dividend *     21,818                         (21,818)                                                -

Other comprehensive income, net
  of taxes                                                                                          (684,438)        (684,438)

Exercise of stock options                            (9,992)                          87,555                           77,563

Acquisition of treasury shares                                                      (559,844)                        (559,844)

Dividends ($.17 per share)*                                        (753,045)                                         (753,045)
                                   --------    ------------    ------------    -------------    ------------     ------------

Balance March 31, 2002             $ 65,458    $ 48,484,275    $ 29,952,222    $ (29,175,821)   $  1,964,058     $ 51,290,192
                                   --------    ------------    ------------    -------------    ------------     ------------

* Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                             -----------------------------
                                                                                 2002             2001
                                                                             ------------     ------------
Operating activities:
   Net Income (Loss)                                                         $  2,178,575     $  1,365,012
   Adjustments to reconcile net income to net cash provided
     in operating activities:
       Provision for loan losses                                                  309,000          540,000
       Depreciation                                                               150,170          117,219
       ESOP compensation                                                               --           23,334
       Accretion of discounts on securities                                       (46,632)         (46,632)
       Gain on disposal of premises and equipment and
         real estate acquired in settlement of loans                             (108,684)         (22,816)
       Gain on sale of mortgage loans and mortgage-backed securities             (363,598)        (771,166)
       Originations of loans held for sale, net                               (18,917,738)      (2,653,065)
       Proceeds from sale of loans held for sale                               24,350,509        9,150,225
       Other operating activities                                                 279,230        1,104,839
                                                                             ------------     ------------
          Net cash provided in operating activities                             7,830,832        8,806,950
                                                                             ------------     ------------
Investing activities:
   Proceeds from principal repayments and sales of
     mortgage-backed securities available for sale                              5,638,544       48,959,113
   Originations of loans held for investment, net of principal repayments     (20,344,268)     (10,553,521)
   Proceeds from disposal of premises and equipment and
     real estate acquired in settlement of loans                                  590,673           56,211
   Purchases of FHLB Stock                                                             --          (61,200)
   Purchases of premises and equipment                                           (112,713)        (107,457)
   Repayment of note receivable                                                     6,799            6,186
                                                                             ------------     ------------
          Net cash provided (used) in investing activities                    (14,220,965)      38,299,332
                                                                             ------------     ------------
Financing activities:
   Net (decrease) increase in deposit accounts                                 13,773,346       18,883,756
   Proceeds from FHLB borrowings                                                1,000,000       21,200,000
   Repayments of FHLB borrowings                                               (2,000,000)     (66,900,000)
   Purchase of treasury shares                                                   (559,844)        (924,531)
   Cash dividends paid                                                           (533,581)        (378,479)
   Stock options exercised                                                         77,563           18,250
   Net change in repurchase agreements                                           (238,597)         570,009
                                                                             ------------     ------------
          Net cash provided (used) by financing activities                     11,518,887      (27,530,995)
                                                                             ------------     ------------

Increase in cash and cash equivalents                                           5,128,754       19,575,287

Cash and cash equivalents, beginning of period                                 21,683,082       17,093,762
                                                                             ------------     ------------

Cash and cash equivalents, end of period                                     $ 26,811,836     $ 36,669,049
                                                                             ============     ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                             $    167,399     $     38,994
     Exchange of loans for mortgage-backed securities                        $         --     $ 10,200,223
     Dividends declared, not paid                                            $    753,045     $    518,759

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the Statement of Financial Condition at December 31, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

NOTE 3.   STOCK SPLIT

On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock split, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4.   EARNINGS PER SHARE

Basic and diluted earnings per share for the quarter ended March 31, 2002 are based on weighted average shares of common stock outstanding, excluding treasury shares. Basic and diluted earnings per share for the quarter ended March 31, 2001 are based on weighted average shares of common stock outstanding, excluding ESOP plan shares not committed to be released, and treasury shares.

Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

NOTE 4.   DIVIDENDS DECLARED

On March 28, 2002, the Board of Directors declared a cash dividend of $0.17 per share to stockholders of record as of April 8, 2002 and payable on April 19, 2002 on outstanding shares adjusted for the stock split. This dividend payment represents a payout ratio of 34.7% of the basic earnings for the quarter ended March 31, 2002, and is the Company's twentieth consecutive quarterly cash dividend.

NOTE 5.   COMPREHENSIVE INCOME.

The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

Information   concerning  the  Company's  other  comprehensive  income  for  the quarterly periods ended March 31, 2002 and 2001 is as follows:

                                            Quarter Ended
                                               March 31,
                                         2002             2001
                                     ------------     ------------
Net income                           $  2,178,765     $  1,365,012
Reclassification of gains
  recognized in net income                (58,288)         (73,940)
Gains (losses) unrealized,
  net of income taxes                    (626,150)       1,298,840
                                     ------------     ------------
Other comprehensive income (loss)        (684,438)       1,224,900
                                     ------------     ------------
Comprehensive income (loss)          $  1,494,327     $  2,589,912
                                     ============     ============

NOTE 6.   FORWARD LOOKING STATEMENTS

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Total assets increased to $562.7 million at March 31, 2002 from $549.3 million at December 31, 2001, reflecting a 9.7% annualized growth rate during the current quarter. Earning assets increased to $521.7 million at March 31, 2002 from $507.7 million at December 31, 2001, reflecting net growth of the commercial and consumer loan portfolio, as discussed below. Earning assets were 92.7% of total assets at March 31, 2002, compared 92.4% at December 31, 2001.

Interest-bearing overnight deposits in financial institutions were $7.3 million at March 31, 2002, compared to $1.4 million at December 31, 2001. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank. The Bank has implemented strategies to sell certain securities and loans during favorable interest rate windows, to maintain its regulatory liquidity at required levels, and to securitize certain mortgage loans held for sale into mortgage-backed securities. During the quarter ended March 31, 2002, the Bank sold $1.5 million of mortgage-backed securities, compared to $46.6 million of mortgage-backed securities sales during the quarter ended March 31, 2001. No loans were securitized during the quarter ended March 31, 2002, compared to $10.2 million of loans securitized into mortgage-backed securities during the quarter ended March 31, 2001. The mortgage-backed securities portfolio declined to $38.1 million at March 31, 2002, compared to $43.9 million at December 31, 2001.

Loans held for sale declined to $24.2 million at March 31, 2002 from $29.3 million at December 31, 2001. In taking advantage of prevailing interest rates, during the quarter ended March 31, 2002 the Bank sold $24.4 million of mortgage loans, compared to $9.2 million of sales during the quarter ended March 31, 2001. The current quarter's earnings growth also reflects the Bank's progress in restructuring its loan portfolio since converting to a commercial bank. Net loans and leases held for investment increased to $396.2 million at March 31, 2002 from $376.3 million at December 31, 2001, reflecting a 21.2% annualized growth rate during the current quarter. To support the risk associated with its commercial and consumer loan portfolio, the Bank increased its reserves for potential loan losses to $5.6 million at March 31, 2002 from $5.4 million at December 31, 2001. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at March 31, 2002 and December 31, 2001, respectively.

Total deposits and borrowings increased to $493.6 million at March 31, 2002 from $481.0 million at December 31, 2001. Deposits increased to $489.4 million at March 31, 2002 from $475.6 million at December 31, 2001. Resulting from the
Bank's efforts to attract more lower costing core checking accounts, checking accounts increased 12.1% to $171.1 million at March 31, 2002 from $152.6 million at December 31, 2001. Time deposits declined to $298.5 million at March 31, 2002 from $304.2 million at December 31, 2001, while repricing them at lower rates, and collectively with checking account growth, allowed the Bank to achieve increased net interest income. See Net Interest Income below. Borrowings, in the form of repurchase agreements, amounted to $4.2 million at March 31, 2002 compared to $4.4 million at December 31, 2001, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $51.3 million at March 31, 2002, compared to $51.0 million at December 31, 2001. See "Consolidated Statements of Stockholders' Equity" for additional information. At March 31, 2002, the Company's equity to assets ratio was 9.1%, compared to 9.3% at December 31, 2001, reflecting the current period growth in assets. Accumulated other comprehensive income declined to $2.0 million at March 31, 2002 from $2.6 million at December 31, 2001, reflecting a general increase in market rates since December 31, 2001.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $47.5 million at March 31, 2002, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 28, 2002, the Company declared a three-for-two stock split, in the form of a 50% stock split, payable April 19, 2002 to stockholders of record as of April 8, 2002. All current and prior period share and per share data has been adjusted to reflect the stock split. Issued shares increased to 6,545,848 at March 31, 2002 (adjusted for the stock split) from 4,364,044 at December 31, 2001.

During the quarter ended March 31, 2002, the Company acquired $560,000 of its common stock through open market and private purchases, pursuant to a stock repurchase plan previously adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At March 31, 2002, treasury shares held were 2,116,390 (adjusted for the stock split) totaling $29.2 million, compared to 1,399,707 shares totaling $28.7 million at December 31, 2001.

On March 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per share payable April 19, 2002 to stockholders of record as of April 8, 2002, on outstanding shares adjusted for the stock split. This dividend represents a 41.7% payment rate increase over the previous quarterly dividend payment, represents a payout ratio of 34.7% of the basic earnings for the quarter ended March 31, 2002, and is the Company's twentieth consecutive quarterly cash dividend.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

GENERAL. Net income for the quarter ended March 31, 2002 was $2.2 million, compared to $1.4 million for the quarter ended March 31, 2001. Basic earnings per share for the quarter ended March 31, 2002 was $0.49, compared to $0.31 per share for the quarter ended March 31, 2001, adjusted for the stock split. Diluted earnings per share for the quarter ended March 31, 2002 was $0.47 per share, compared to $0.31 per share for the quarter March 31, 2001, adjusted for the stock split. The Company's outstanding stock option plan shares diluted earnings per share for the March 31, 2001 period less than one cent per share.

INTEREST INCOME. Interest income was $9.0 million for the quarter ended March 31, 2002, compared to $10.9 million for the quarter ended March 31, 2001. This decrease is primarily attributable to the general decline in interest rates and a decline in average interest-earning assets between the respective periods. During 2001, the Federal Reserve made a series of interest rate reductions, which has the affect of pressuring interest income, as the yield on loans tends to decline faster than the cost of funds. Average interest-earning assets were $511.9 million for the quarter ended March 31, 2002, compared to $521.2 million for the quarter ended March 31, 2001, reflecting the volume of prior mortgage backed securities sales. The yield on average interest-earning assets was 7.1% for the quarter ended March 31, 2002, compared to 8.3% for the quarter ended March 31, 2001.

INTEREST EXPENSE. Interest expense on deposits and borrowings declined to $3.4 million for the quarter ended March 31, 2002, from $6.0 million for the quarter ended March 31, 2001, also reflecting the general decline in interest rates and the change in the deposit mix as discussed above. Average deposits and borrowings was $484.4 million for the quarter ended March 31, 2002, compared to $494.4 million for the quarter ended March 31, 2001. The effective cost of average deposits and borrowings was 2.8% for the quarter ended March 31, 2002, compared to 4.8% for the quarter ended March 31, 2001.

NET INTEREST INCOME. Net interest income increased to $5.7 million for the quarter ended March 31, 2002, from $4.9 million for the quarter ended March 31, 2001. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.3% for the quarter ended March 31, 2002, compared to 3.5% for the quarter ended March 31, 2001. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.4% for the quarter ended March 31, 2002, compared to 3.8% for the quarter ended March 31, 2001.

PROVISION FOR LOAN LOSSES. During the quarter ended March 31, 2002, the Bank recorded provisions for loan losses of $309,000 compared to $540,000 during the quarter ended March 31, 2001. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses; however, there are no assurances that probable future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $1.8 million for the quarter ended March 31, 2002, compared to $1.9 million for the quarter ended March 31, 2001. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase in fees and services charges during the current period is attributable to the greater volume of loans and checking account deposits as discussed above. In addition, the Bank recorded $364,000 of gains from the sales of loans and mortgage-backed securities during the quarter ended March 31, 2001, compared to $771,000 during the quarter ended March 31, 2001.

NONINTEREST EXPENSE. Noninterest expenses were $3.7 million for the quarter ended March 31, 2002, compared to $3.9 million for the quarter ended March 31, 2001. The largest component of these expenses, compensation and fringe benefits, was $2.1 million for the quarter ended March 31, 2002, compared to $2.4 million for the quarter ended March 31, 2001. The termination of the Employee Stock Ownership Plan ("ESOP") during the previous quarterly period had a positive impact, as no ESOP expense was incurred in the quarter ended March 31, 2002, compared to $265,436 recorded during the quarter ended March 31, 2001.

Data processing expense has grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and three new full-service branch offices opened since March 31, 2001. The amortization of intangible assets relates to the amortization of deposit premiums associated with previously reported branch purchases. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in full-service branch office locations.

INCOME TAXES. Income tax expense was $1.3 million for the quarter ended March 31, 2002, compared to $946,000 for the quarter ended March 31, 2001. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 2002, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 2002, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $145.0 million, or 25.8% of total assets, compared to $151.6 million at December 31, 2001, or 27.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2002 and December 31, 2001.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have greater impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon the adoption of SFAS No. 142, the Company will cease amortization of goodwill recorded in past business combinations. Goodwill of $225,055 was recorded on the books of the Company at March 31, 2002 and December 31, 2001, respectively.

The goodwill will be assigned to the related reporting units in the Company and tested for impairment at least annually. The tests will involve the comparison if the reporting units fair value to its carrying value, including goodwill. If necessary, the implied fair value of the goodwill will be compared to the carrying value to determine if an allowance is necessary. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 for its fiscal year ending
December 31, 2002 and believes it will not have a material effect on its financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations".

SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, "Reporting the Effect of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value, less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

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

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on February 21, 2002, the following matter was submitted to a vote of stockholders with the following results:

     A.   The election of directors:

          Name                               For            Withheld
          ----                            ---------         --------
          Three-year terms:
          Charles E. Parker, Jr.          2,552,810          26,881
          H. D. Reaves, Jr.               2,557,589          22,102
          Marshall T. Singleton           2,568,890          10,801

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - None
     B.   Reports on Form 8-K:

     1. A Form 8-K was filed on January 4, 2002 under Item 5. Other Events, reporting the Company was terminating its Employee Stock Ownership Plan effective December 31, 2001 and would incur a charge of approximately $3.2 million in connection with such termination during the quarter ended December 31, 2001. The Form 8-K was also filed under Item 8. Change in Fiscal Year, reporting a change in the Company's fiscal year end from September 30 to December 31, effective December 31, 2001 and that a Transition Report on Form 10-K would be filed covering the transition period from September 30, 2001 to December 31, 2001.

     2. A Form 8-K was filed on March 28, 2002 under Item 5. Other Events, reporting a 3-for-2 common stock split in the form of a 50% stock dividend, payable on April 19, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST SOUTH BANCORP, INC.


Date: May 13, 2002                      /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date: May 13, 2002                      /s/ Kristie W. Hawkins
                                        --------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)