Form 10-Q
period 2002-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2002-08-13
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


            VIRGINIA                                             56-1999749
    -----------------------                                   -----------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number  of  shares  of common  stock  outstanding  as of  August  6,  2002:
4,343,943

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 2002 (unaudited) and December 31, 2001                      1

          Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 2002 and 2001 (unaudited)              2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 2002 (unaudited)                           3

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2002 and 2001 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities and Use of Proceeds                           13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    14

Exhibits                                                                      15

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30        DECEMBER 31
                                                                          2002               2001
                                                                --------------     --------------
ASSETS                                                             (UNAUDITED)
Cash and due from banks                                         $   23,067,061     $   20,292,541
Interest-bearing deposits in financial institutions                  7,897,214          1,390,541
Investment securities - available for sale                          54,478,274         54,061,442
Mortgage-backed securities - available for sale                     35,709,109         43,903,624
Loans and leases receivable, net:
  Held for sale                                                     22,720,993         29,283,037
  Held for investment                                              410,988,138        376,330,018
Premises and equipment, net                                          7,875,714          7,934,288
Deferred income taxes                                                  382,807            652,566
Real estate owned                                                      454,322            677,399
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                       2,712,500          2,712,500
Accrued interest receivable                                          3,302,377          3,465,523
Intangible assets                                                    5,341,843          5,248,944
Other assets                                                         1,845,425          2,000,783
Note receivable                                                      1,350,622          1,364,383
                                                                --------------     --------------

          Total assets                                          $  578,126,399     $  549,317,589
                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                        $  179,116,889     $  152,563,977
  Savings                                                           19,465,973         18,864,783
  Large denomination certificates of deposit                        74,910,582         63,318,050
  Other time                                                       233,335,751        240,841,695
                                                                --------------     --------------
          Total deposits                                           506,829,195        475,588,505
Borrowed money                                                       4,809,131          5,441,340
Other liabilities                                                   13,492,527         17,256,363
                                                                --------------     --------------
          Total liabilities                                        525,130,853        498,286,208

  Common stock, $.01 par value, 8,000,000 shares authorized,
    6,545,848 and 4,364,044 shares issued                               65,458             43,640
  Additional paid in capital                                        48,484,275         48,494,267
  Retained earnings, substantially restricted                       31,551,939         28,548,510
  Treasury stock at cost, 2,148,371 and 2,099,560* shares          (30,194,754)       (28,703,532)
  Accumulated other comprehensive income, net                        3,088,628          2,648,496
                                                                --------------     --------------
           Total stockholders' equity                               52,995,546         51,031,381
                                                                --------------     --------------

           Total liabilities and stockholders' equity           $  578,126,399     $  549,317,589
                                                                ==============     ==============

*Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30                            JUNE 30
                                                        -----------------------------       ----------------------------
                                                            2002             2001               2002            2001
                                                        ------------     ------------       ------------    ------------
Interest income:
  Interest and fees on loans                            $  7,673,884     $  8,000,946       $ 15,141,300    $ 16,453,122
  Interest and dividends on investments and deposits       1,511,202        2,230,161          3,091,196       4,640,850
                                                        ------------     ------------       ------------    ------------
           Total interest income                           9,185,086       10,231,107         18,232,496      21,093,972
                                                        ------------     ------------       ------------    ------------

Interest expense:
  Interest on deposits                                     3,180,154        5,259,811          6,532,085      10,864,507
  Interest on borrowings                                      17,667           37,910             26,941         400,371
                                                        ------------     ------------       ------------    ------------
           Total interest expense                          3,197,821        5,297,721          6,559,026      11,264,878
                                                        ------------     ------------       ------------    ------------

Net interest income before provision for possible
  loan losses                                              5,987,265        4,933,386         11,673,470       9,829,094
Provision for  possible loan losses                          333,000                0            642,000         540,000
                                                        ------------     ------------       ------------    ------------
           Net  interest income                            5,654,265        4,933,386         11,031,470       9,289,094
                                                        ------------     ------------       ------------    ------------

Other income:
  Loan fees and service charges                            1,082,447          932,193          2,101,159       1,684,095
  Loan servicing fees                                        180,009          172,985            358,276         368,868
  Gain on sale of real estate, net                           (10,199)               0             74,948          22,816
  Gain on sale of mortgage loans and mortgage-
      backed securities                                      384,855          390,893            748,453       1,162,059
  Other  income                                              273,496          193,530            431,951         305,571
                                                        ------------     ------------       ------------    ------------
           Total other income                              1,910,608        1,689,601          3,714,787       3,543,409
                                                        ------------     ------------       ------------    ------------

General and administrative expenses:
  Compensation and fringe benefits                         2,321,958        2,424,492          4,389,027       4,795,496
  Federal insurance premiums                                  20,897           21,908             42,236          44,930
  Premises and equipment                                     303,220          230,347            612,452         481,743
  Advertising                                                 54,876           49,313            115,955          84,228
  Payroll and other taxes                                    211,239          177,267            432,797         374,904
  Data processing expense                                    443,134          367,913            869,637         722,028
  Amortization of intangible assets                          158,888          142,643            313,143         286,866
  Other                                                      478,696          535,006            958,599       1,057,061
                                                        ------------     ------------       ------------    ------------
           Total general and administrative expenses       3,992,908        3,948,889          7,733,846       7,847,256
                                                        ------------     ------------       ------------    ------------

Income before income taxes                                 3,571,965        2,674,098          7,012,411       4,985,247

Income taxes                                               1,218,902        1,090,354          2,480,773       2,036,491
                                                        ------------     ------------       ------------    ------------

NET INCOME                                              $  2,353,063     $  1,583,744       $  4,531,638    $  2,948,756
                                                        ------------     ------------       ------------    ------------

Per share data (*):
Basic earnings per share                                $       0.53     $       0.37(*)    $       1.02    $       0.68(*)
Diluted earnings per share                              $       0.50     $       0.35(*)    $       0.97    $       0.66(*)
Dividends per share                                     $       0.17     $       0.12(*)    $       0.34    $       0.24(*)
Weighted average shares Basic                              4,417,346        4,332,960(*)       4,427,747       4,341,397(*)
Weighted average shares Diluted                            4,682,069        4,463,814(*)       4,661,549       4,461,109(*)

(*) Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

                                                                                                     Accumulated
                                                                    Retained                            Other
                                                  Additional        Earnings,                       Comprehensive
                                     Common         Paid-in       Substantially      Treasury       Income (Loss),
                                      Stock         Capital         Restricted         Stock             Net              Total
                                    --------     -------------    -------------    -------------    -------------     -------------
Balance December 31, 2001           $ 43,640     $  48,494,267    $  28,548,510    $ (28,703,532)   $    2,648,496    $  51,031,381

Net income                                                            4,531,638                                           4,531,638

Three-for-two stock split paid in
  form of a 50% stock dividend *      21,818                            (21,818)                                                 --

Fractional shares paid                                                   (5,812)                                             (5,812)

Other comprehensive income, net
  of taxes                                                                                                 440,132          440,132

Exercise of stock options                               (9,992)                           87,555                             77,563

Acquisition of treasury shares                                                        (1,578,777)                        (1,578,777)

Dividends ($.34 per share)                                           (1,500,579)                                         (1,500,579)
                                    --------     -------------    -------------    -------------    -------------     -------------

Balance June 30, 2002               $ 65,458     $  48,484,275    $  31,551,939    $ (30,194,754)   $   3,088,628     $  52,995,546
                                    --------     -------------    -------------    -------------    -------------     -------------

* April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                               -----------------------------
                                                                                   2002             2001
                                                                               -----------------------------
Operating activities:
     Net Income (Loss)                                                         $  4,531,638     $  2,948,756
     Adjustments to reconcile net income to net cash provided
        in operating activities:
            Provision for loan losses                                               642,000          540,000
            Depreciation                                                            304,068          254,665
            ESOP compensation                                                            --           55,223
            Accretion of discounts on securities                                    (93,264)         (93,265)
            Gain on disposal of premises and equipment and
               real estate acquired in settlement of loans                         (151,593)         (24,087)
            Gain on sale of mortgage loans and mortgage-backed securities          (748,453)      (1,162,059)
            Originations of loans held for sale, net                            (32,472,893)     (10,587,966)
            Proceeds from sale of loans held for sale                            39,730,724       21,885,999
            Other operating activities                                           (3,538,230)       2,097,893
                                                                               ------------     ------------
               Net cash provided in operating activities                          8,203,997       15,915,159
                                                                               ------------     ------------
Investing activities:
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                             8,633,503       59,596,422
     Originations of loans held for investment, net of principal repayments     (35,518,484)     (15,067,071)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                                 706,929           56,211
     Purchases of FHLB Stock                                                             --          (61,200)
     Purchases of premises and equipment                                           (359,389)        (329,689)
     Repayment of note receivable                                                    13,761           12,519
                                                                               ------------     ------------
               Net cash provided (used) in investing activities                 (26,523,680)      44,207,192
                                                                               ------------     ------------
Financing activities:
     Net (decrease) increase in deposit accounts                                 31,240,690        2,856,692
     Proceeds from FHLB borrowings                                               19,500,000       21,200,000
     Repayments of FHLB borrowings                                              (20,500,000)     (66,900,000)
     Purchase of treasury shares                                                 (1,578,777)      (1,183,728)
     Cash paid for fractional shares                                                 (5,812)
     Cash dividends paid                                                         (1,500,579)      (1,039,100)
     Stock options exercised                                                         77,563          267,364
     Net change in repurchase agreements                                            367,791         (953,853)
                                                                               ------------     ------------
               Net cash provided (used) by financing activities                  27,600,876      (45,752,625)
                                                                               ------------     ------------

Increase in cash and cash equivalents                                             9,281,193       14,369,726

Cash and cash equivalents, beginning of period                                   21,683,082       17,093,762
                                                                               ------------     ------------

Cash and cash equivalents, end of period                                       $ 30,964,275     $ 31,463,488
                                                                               ============     ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                               $    218,364     $     38,994
     Exchange of loans for mortgage-backed securities                          $         --     $ 10,200,223
     Dividends declared, not paid                                              $    747,826     $    518,759

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the audited Statement of Financial Condition at December 31, 2001) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

NOTE 3.   STOCK SPLIT

On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six month periods ended June 30, 2002 are based on weighted average shares of common stock outstanding, excluding treasury shares. Basic and diluted earnings per share for the three and six month periods ended June 30, 2001 are based on weighted average shares of common stock outstanding, excluding ESOP plan shares not committed to be released, and treasury shares.

Earnings per share have been calculated in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

NOTE 5.   DIVIDENDS DECLARED

On June 20, 2002, the Company declared a cash dividend of $0.17 per share, payable on July 19, 2002 to stockholders of record as of July 3, 2002. This dividend payment represents a payout ratio of 32.1% of the basic earnings for the quarter ended June 30, 2002, and is the Company's twenty-first consecutive quarterly cash dividend.

NOTE 6.   COMPREHENSIVE INCOME.

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

Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2002 and 2001 is as follows:

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                          2002            2001             2002             2001
                                      ------------    ------------     ------------     ------------
Net income                            $  2,353,063    $  1,583,744     $  4,531,638     $  2,948,756
Reclassification of (gains) losses
  recognized in net income                   5,622        (111,352)         (52,666)        (185,292)
Gains (losses) unrealized,
  net of income taxes                    1,118,948        (616,725)         492,798          682,115
                                      ------------    ------------     ------------     ------------
Other comprehensive income (loss)        1,124,570        (728,077)         440,132          496,823
                                      ------------    ------------     ------------     ------------
Comprehensive income                  $  3,477,633    $    855,667     $  4,971,770     $  3,445,579
                                      ============    ============     ============     ============

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets increased to $578.1 million at June 30, 2002 from $549.3 million at December 31, 2001, reflecting a 10.5% annualized internal growth rate. Earning assets increased to $534.5 million at June 30, 2002 from $507.7 million at December 31, 2001, reflecting net growth of the commercial and consumer loan portfolio, as discussed below. Earning assets were 92.5% of total assets at June 30, 2002 compared to 92.4% at December 31, 2001.

Interest-bearing overnight deposits in financial institutions were $7.9 million at June 30, 2002, compared to $1.4 million at December 31, 2001. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank. Investment securities available for sale were $54.5 million at June 30, 2002 and $54.1 million at December 31, 2001. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans previously held for sale into mortgage-backed securities. During the three and six months ended June 30, 2002, the Bank sold $1.5 million of mortgage-backed securities, respectively. The Bank had no mortgage loans securitized into mortgage-backed securities during the three and six months ended June 30, 2002. As a net result, the mortgage-backed securities portfolio was $35.7 million at June 30, 2002, compared to $43.9 million at December 31, 2001 (net of principal repayments).

Loans held for sale declined to $22.7 million at June 30, 2002 from $29.3 million at December 31, 2001. The Bank sold $15.4 million and $39.7 million of mortgage loans during the three and six months ended June 30, 2002, taking advantage of improved market prices due to the current lower interest rate environment. Loans and leases held for investment increased to $411.0 million at June 30, 2002 from $376.3 million at December 31, 2001, reflecting an 18.4% annualized growth rate during the period. To support the risk associated with its loan portfolio, the Bank maintained reserves for potential loan losses of $5.9 million at June 30, 2002, compared to $5.4 million at December 31, 2001. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3%, respectively, at June 30, 2002 and December 31, 2001.

Total deposits and borrowings increased to $511.6 million at June 30, 2002 from $481.0 million at December 31, 2001. Deposits increased to $506.8 million at June 30, 2002 from $475.6 million at December 31, 2001. Checking accounts increased 17.4% to $179.1 million at June 30, 2002 from $152.6 million at September 30, 2000, reflecting the Bank's efforts to attract more lower costing core funds. Time deposits increased to $308.2 million at June 30, 2002 from $304.2 million at December 31, 2001, while repricing them at lower rates, and collectively with checking account growth, allowed the Bank to achieve increased net interest income. See Net Interest Income below. Borrowings, in the form of repurchase agreements, amounted to $4.8 million at June 30, 2002 and $4.4 million at December 31, 2001, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $53.0 million at June 30, 2002, compared to $51.0 million at December 31, 2001, reflecting current period earnings and an increase in unrealized gains on available for sale securities, due primarily to the recent decline in market rates. Accumulated other comprehensive income was $3.1 million at June 30, 2002, compared to $2.6 million at December 31, 2001. At June 30, 2002, the Company's equity to assets ratio was 9.2%, compared to 9.3% at December 31, 2001. See "Consolidated Statements of Stockholders' Equity" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $50.2 million at June 30, 2002, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 28, 2002, the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. All current and prior period share and per share data has been adjusted to reflect the stock split. Issued shares (adjusted for the stock split) increased to 6,545,848 at June 30, 2002 from 4,364,044 at December 31, 2001.

During the quarter ended June 30, 2002, the Company purchased 31,981 shares of its common stock through open market and private purchases, totaling approximately $1.0 million, pursuant to a stock repurchase plan adopted by the board of directors. These shares are being held as treasury stock, at cost. At June 30, 2002, treasury shares held were 2,148,371 totaling $30.2 million, compared to 2,099,560 shares totaling $28.7 million at December 31, 2001.

On June 20, 2002 the Company declared a quarterly cash dividend of $0.17 per share, payable July 19, 2002 to stockholders of record as of July 3, 2002. This dividend payment represents a payout ratio of 32.1% of the basic earnings for the quarter ended June 30, 2002, and is the Company's twenty-first consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL. Net income for the three and six months ended June 30, 2002 was $2.4 million and $4.5 million, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 2001. Basic earnings per share was $0.53 and $1.02 per share for the three and six months ended June 30, 2002, compared to $0.37 and $0.68 per share for the three and six months ended June 30, 2001, adjusted for the stock split. Diluted earnings per share was $0.50 and $0.97 per share for the three and six months ended June 30, 2002, compared to $0.35 and $0.66 per share for the three and six months ended June 30, 2001, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.2 million and $18.2 million for the three and six months ended June 30, 2002, compared to $10.2 million and $21.1 million for the three and six months ended June 30, 2001. This decrease is primarily attributable to the general decline in interest rates, which resulted in a decline in average yield on interest-earning assets between the respective periods. During 2001, the Federal Reserve made a series of interest rate reductions, which has the affect of reducing interest income. Average interest-earning assets were $526.2 million and $518.7 million for the three and six months ended June 30, 2002, compared to $505.6 million and $512.8 million for the three and six months ended June 30, 2001, reflecting the net portfolio growth during the current periods. The yield on average interest-earning assets was 7.0% for both the three and six months ended June 30, 2002, compared to 8.1% and 8.2% for the three and six months ended June 30, 2001.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $3.2 million and $6.6 million for the three and six months ended June 30, 2002, compared to $5.3 million and $11.3 million for the three and six months ended June 30, 2001. The decline in interest expense reflects the Bank's efforts of attracting lower costing core checking accounts and repricing new and maturing certificates of deposit, reflecting the current lower interest rate environment. Average deposits and borrowings were $503.7 million and $494.1 million for the three and six months ended June 30, 2002, compared to $478.7 million and $486.1 million for the three and six months ended June 30, 2001. The effective cost of average deposits and borrowings was 2.5% and 2.7% for the three and six months ended June 30, 2002, compared to 4.4% and 4.6% for the three and six months ended June 30, 2001.

NET INTEREST INCOME. Net interest income was $6.0 million and $11.7 million for the three and six months ended June 30, 2002, compared to $4.9 million and $9.8 million for the three and six months ended June 30, 2001. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.4% for both the three and six months ended June 30, 2002, compared to 3.7% and 3.6% for the three and six months ended June 30, 2001. The net yield on interest-earning assets (net interest income divided by average interest assets) was 4.6% and 4.5% for the three and six months ended June 30, 2002, compared to 3.9% and 3.8% for the three and six months ended June 30, 2001. The current period increases in net interest income reflect the Bank's success in restructuring its deposit cost combined with the net growth of its commercial and consumer loan portfolio.

PROVISION FOR LOAN LOSSES. The Bank recorded $333,000 and $642,000 of provisions for loan losses during the three and six months ended June 30, 2002, compared to none recorded during the three months ended June 30, 2001 and $540,000 recorded in the six months ended June 30, 2001. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses, however, there are no assurances that future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $1.9 million and $3.7 million for the three and six months ended June 30, 2002, compared $1.7 million and $3.5 million for the three and six months ended June 30, 2001. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges were $1.3 million and $2.5 million for the three and six months ended June 30, 2002, compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2001. The increase in fees and services charges during the current periods is attributable to a greater volume of loans and checking deposits discussed above. In addition, the Bank recorded $385,000 and $748,000 of gains from sales of loans and mortgage-backed securities during the three and six months ended June 30, 2002, compared to $391,000 and $1.2 million during the three and six months ended June 30, 2001.

NONINTEREST EXPENSE. Noninterest expenses were $4.0 million and $7.7 million for the three and six months ended June 30, 2002, compared to $3.9 million and $7.8 million for the three and six months ended June 30, 2001. The largest component of these expenses, compensation and fringe benefits, was $2.3 million and $4.4 million for the three and six months ended June 30, 2002, compared to

$2.4 million and $4.8 million for the three and six months ended June 30, 2001. The termination of the Employee Stock Ownership Plan ("ESOP") in December 2001 had a positive impact, as no ESOP expense was incurred in the quarter ended June 30, 2002, compared to $312,601 recorded during the quarter ended June 30, 2001. A portion of the cost savings recognized from the ESOP termination has been offset by a 6.2% growth in fulltime equivalent employees from 209 at June 30, 2001 to 222 at June 30, 2002. Since June 30, 2001, the Bank has opened four new full-service banking offices and created a new leasing division.

Data processing expense has grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the four new full-service banking offices opened since June 30, 2001. The amortization of intangible assets relates to the amortization of deposit premiums associated with previously reported branch purchases. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately from period to period with the growth in assets, deposits and full-service banking office locations.

INCOME TAXES. Income tax expense was $1.2 million and $2.5 million for the three and six months ended June 30, 2002, compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2001. The change in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at June 30, 2002, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 2002, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $146.6 million, or 25.4% of total assets, compared to $151.6 million at December 31, 2001 or 27.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2002 and December 31, 2001.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates with respect to future economic conditions. Different assumptions could significantly affect these estimates, accordingly, the net realizable value could be materially different from the estimates. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon the adoption of SFAS No. 142, the Company ceased amortization of goodwill recorded in past business combinations. Goodwill of $225,055 was recorded on the books of the Company at June 30, 2002 and December 31, 2001, respectively.

The goodwill was assigned to the related reporting units in the Company and will be tested for impairment at least annually. The tests will involve the comparison if the reporting units fair value to its carrying value, including goodwill. If necessary, the implied fair value of the goodwill will be compared to the carrying value to determine if an allowance is necessary. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 142 for its fiscal year ending December 31, 2002 and did not have a material effect on its financial condition or results of operations.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits: Exhibit 99.1 Certification

          B.   Reports on Form 8-K: A Form 8-K was filed on June 28,  2005 under
               Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a new program to repurchase and additional 5% of its issued and outstanding shares of common stock, representing 219,874 shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST SOUTH BANCORP, INC.


Date:    August 13, 2002                /s/ William L. Wall
                                        ----------------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:    August 13, 2002                /s/ Kristie W. Hawkins
                                        ----------------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)