Form 10-Q
period 2002-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2002-11-14
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    -----                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

    -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                    56-1999749
         -----------------------                        -------------------
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

Yes   X           No
   -------          -------

     Number of shares  of common  stock  outstanding  as of  November  6,  2002:
4,251,091

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 2002 (unaudited) and December 31, 2001                1

          Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 2002 and 2001 (unaudited)           2

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended September 30, 2002 (unaudited)                    3

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2002 and 2001 (unaudited)                       4

          Notes to Consolidated Financial Statements (unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities and Use of Proceeds                           14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    15

Exhibits                                                                      18

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      SEPTEMBER 30        DECEMBER 31
                                                                              2002               2001
                                                                              ----               ----
ASSETS                                                                 (UNAUDITED)

Cash and due from banks                                             $   26,820,532     $   20,292,541
Interest-bearing deposits in financial institutions                      7,088,916          1,390,541
Investment securities - available for sale                              55,936,730         54,061,442
Mortgage-backed securities - available for sale                         32,886,038         43,903,624
Loans and leases receivable, net:
  Held for sale                                                         30,776,882         29,283,037
  Held for investment                                                  423,999,732        376,330,018
Premises and equipment, net                                              7,847,350          7,934,288
Deferred income taxes                                                            0            652,566
Real estate owned                                                          341,855            677,399
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                           2,712,500          2,712,500
Accrued interest receivable                                              3,458,406          3,465,523
Intangible assets                                                        5,253,278          5,248,944
Other assets                                                             2,187,683          2,000,783
Note receivable                                                          1,343,493          1,364,383
                                                                    --------------     --------------

          Total assets                                              $  600,653,395     $  549,317,589
                                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                            $  190,511,819     $  152,563,977
  Savings                                                               19,321,547         18,864,783
  Large denomination certificates of deposit                            79,060,519         63,318,050
  Other time                                                           235,472,393        240,841,695
                                                                    --------------     --------------
          Total deposits                                               524,366,278        475,588,505
Borrowed money                                                           4,182,879          5,441,340
Other liabilities                                                       20,148,641         17,256,363
                                                                    --------------     --------------
          Total liabilities                                            548,697,798        498,286,208

  Common stock, $.01 par value, 8,000,000 shares authorized,
    6,545,848 shares issued                                                 65,458             65,458
  Additional paid in capital                                            48,466,569         48,494,267
  Retained earnings, substantially restricted                           33,274,315         28,526,692
  Treasury stock at cost, 2,240,719 and 2,099,560* shares              (33,713,098)       (28,703,532)
  Accumulated other comprehensive income, net                            3,862,353          2,648,496
                                                                    --------------     --------------
           Total stockholders' equity                                   51,955,597         51,031,381
                                                                    --------------     --------------

           Total liabilities and stockholders' equity               $  600,653,395     $  549,317,589
                                                                    ==============     ==============

*Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30                       SEPTEMBER 30
                                                            ----------------------------       ----------------------------
                                                                    2002            2001               2002            2001
                                                            ----------------------------       ----------------------------

Interest income:
  Interest and fees on loans                                $  7,712,229    $  7,816,507       $ 22,853,529    $ 24,269,629
  Interest and dividends on investments and deposits           1,514,140       1,977,695          4,605,337       6,618,545
                                                            ------------    ------------       ------------    ------------
           Total interest income                               9,226,369       9,794,202         27,458,866      30,888,174
                                                            ------------    ------------       ------------    ------------

Interest expense:
  Interest on deposits                                         3,030,039       4,534,211          9,562,124      15,398,718
  Interest on borrowings                                          12,919          26,177             39,860         426,548
                                                            ------------    ------------       ------------    ------------
           Total interest expense                              3,042,958       4,560,388          9,601,984      15,825,266
                                                            ------------    ------------       ------------    ------------

Net interest income before provision for possible
  loan losses                                                  6,183,411       5,233,814         17,856,882      15,062,908
Provision for  possible loan losses                              430,000          50,000          1,072,000         590,000
                                                            ------------    ------------       ------------    ------------
           Net  interest income                                5,753,411       5,183,814         16,784,882      14,472,908
                                                            ------------    ------------       ------------    ------------

Other income:
  Loan fees and service charges                                1,212,966         922,855          3,314,124       2,606,950
  Loan servicing fees                                            182,816         196,184            541,093         565,052
  Gain on sale of real estate, net                                   346          67,386             75,295          90,202
  Gain on sale of mortgage loans and mortgage-
      backed securities                                          502,958         474,516          1,251,410       1,636,575
  Other  income                                                  222,347         272,320            654,297         577,891
                                                            ------------    ------------       ------------    ------------
           Total other income                                  2,121,433       1,933,261          5,836,219       5,476,670
                                                            ------------    ------------       ------------    ------------

General and administrative expenses:
  Compensation and fringe benefits                             2,266,827       2,646,094          6,655,854       7,441,590
  Federal insurance premiums                                      21,009          22,679             63,245          67,609
  Premises and equipment                                         348,265         308,589            960,717         790,332
  Advertising                                                     47,956          76,021            163,911         160,249
  Payroll and other taxes                                        214,541         185,210            647,338         560,114
  Data processing expense                                        460,385         423,004          1,330,022       1,145,032
  Amortization of intangible assets                              161,262         156,517            474,405         443,382
  Other                                                          564,361         680,420          1,522,961       1,737,482
                                                            ------------    ------------       ------------    ------------
           Total general and administrative expenses           4,084,606       4,498,534         11,818,453      12,345,790
                                                            ------------    ------------       ------------    ------------

Income before income taxes                                     3,790,238       2,618,541         10,802,648       7,603,788

Income taxes                                                   1,335,735       1,081,653          3,816,508       3,118,144
                                                            ------------    ------------       ------------    ------------

NET INCOME                                                  $  2,454,503    $  1,536,888       $  6,986,140    $  4,485,644
                                                            ------------    ------------       ------------    ------------

Per share data (*):
Basic earnings per share                                    $       0.56    $       0.36(*)    $       1.59    $       1.04(*)
Diluted earnings per share                                  $       0.53    $       0.34(*)    $       1.50    $       1.00(*)
Dividends per share                                         $       0.17    $       0.12(*)    $       0.51    $       0.36(*)
Weighted average shares Basic                                  4,355,880       4,287,786(*)       4,403,670       4,323,527(*)
Weighted average shares Diluted                                4,647,378       4,467,957(*)       4,654,174       4,463,392(*)

(*) Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                                                                   Accumulated
                                                                  Retained                            Other
                                                Additional        Earnings,                         Comprehensive
                                 Common          Paid-in        Substantially      Treasury       Income (Loss),
                                 Stock           Capital         Restricted         Stock              Net             Total
                              ------------     ------------     ------------     ------------      ------------     ------------

Balance December 31, 2001     $     43,640     $ 48,494,267     $ 28,548,510     $(28,703,532)     $  2,648,496     $ 51,031,381
                              ------------     ------------     ------------     ------------      ------------     ------------

Net income                                                         6,986,140                                           6,986,140

Three-for-two stock split
  paid in form of a 50%
  stock dividend *                  21,818                           (21,818)                                                 --

Fractional shares paid                                                (5,812)                                             (5,812)

Other comprehensive income,
  net of taxes                                                                                        1,213,857        1,213,857

Exercise of stock options                           (27,698)                          255,814                            228,116

Acquisition of treasury shares                                                     (5,265,380)                        (5,265,380)

Dividends ($.51 per share)                                        (2,232,705)                                         (2,232,705)
                              ------------     ------------     ------------     ------------      ------------     ------------
Balance September 30, 2002    $     65,458     $ 48,466,569     $ 33,274,315     $(33,713,098)     $  3,862,353     $ 51,955,597
                              ------------     ------------     ------------     ------------      ------------     ------------

* April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                    Nine Months Ended
                                                                                       September 30
                                                                               -----------------------------
                                                                                       2002             2001
                                                                               -----------------------------

Operating activities:
     Net Income (Loss)                                                         $  6,986,140     $  4,485,644
     Adjustments to reconcile net income to net cash provided
        in operating activities:
            Provision for loan losses                                             1,072,000          590,000
            Depreciation                                                            464,899          374,979
            ESOP compensation                                                            --        1,181,588
            Accretion of discounts on securities                                   (139,896)         (58,646)
            Gain on disposal of premises and equipment and
               real estate acquired in settlement of loans                         (157,403)        (245,988)
            Gain on sale of mortgage loans and mortgage-backed securities        (1,251,410)      (1,636,575)
            Originations of loans held for sale, net                            (53,547,272)     (20,823,470)
            Proceeds from sale of loans held for sale                            56,521,075       28,280,301
            Other operating activities                                            2,616,751        1,049,263
                                                                               ------------     ------------
               Net cash provided in operating activities                         12,564,884       13,197,096
                                                                               ------------     ------------
Investing activities:
     Purchases of investment securities                                                  --          (81,250)
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                            11,322,869       73,127,191
     Originations of loans held for investment, net of principal repayments     (52,559,978)     (18,943,317)
     Proceeds from disposal of premises and equipment and
        real estate acquired in settlement of loans                               1,126,313          501,545
     Purchases of FHLB Stock                                                             --          (61,200)
     Purchases of premises and equipment                                           (492,143)      (1,192,006)
     Repayment of note receivable                                                    20,890           19,005
                                                                               ------------     ------------
               Net cash provided (used) in investing activities                 (40,582,049)      53,369,968
                                                                               ------------     ------------
Financing activities:
     Net increase in deposit accounts                                            48,777,773        7,175,297
     Proceeds from FHLB borrowings                                               19,500,000       21,200,000
     Repayments of FHLB borrowings                                              (20,500,000)     (66,900,000)
     Purchase of treasury shares                                                 (5,265,380)      (2,851,861)
     Cash paid for fractional shares                                                 (5,812)              --
     Cash dividends paid                                                         (2,232,705)      (1,557,611)
     Stock options exercised                                                        228,116          360,863
     Net change in repurchase agreements                                           (258,461)        (638,071)
                                                                               ------------     ------------
               Net cash provided (used) by financing activities                  40,243,531      (43,211,383)
                                                                               ------------     ------------

Increase in cash and cash equivalents                                            12,226,366       23,355,681

Cash and cash equivalents, beginning of period                                   21,683,082       17,093,762
                                                                               ------------     ------------

Cash and cash equivalents, end of period                                       $ 33,909,448     $ 40,449,443
                                                                               ============     ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                               $    519,184     $    766,172
     Exchange of loans for mortgage-backed securities                          $         --     $ 12,298,148
     Dividends declared, not paid                                              $    731,872     $    518,511

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the audited Statement of Financial Condition at December 31, 2001) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

NOTE 3.   STOCK SPLIT

On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 are based on weighted average shares of common stock outstanding, excluding treasury shares. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 are based on weighted average shares of common stock outstanding, excluding ESOP plan shares not committed to be released, and treasury shares.

NOTE 5.   DIVIDENDS DECLARED

On September 19, 2002, the Company declared a cash dividend of $0.17 per share, payable on October 18, 2002 to stockholders of record as of October 2, 2002. This dividend payment represents a payout ratio of 30.4% of the basic earnings per share for the quarter ended September 30, 2002, and is the Company's twenty-second consecutive quarterly cash dividend.

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

Information concerning the Company's other comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                            2002             2001             2002             2001
                                            ----             ----             ----             ----
Net income                              $  2,454,503     $  1,536,888     $  6,986,141     $  4,485,644
Reclassification of (gains) losses
  recognized in net income                   (30,177)        (236,500)         (82,843)        (421,792)
Gains (losses) unrealized,
  net of income taxes                        803,902        2,175,953        1,296,700        2,858,068
                                        ------------     ------------     ------------     ------------
Other comprehensive income (loss)            773,725        1,939,453        1,213,857        2,436,276
                                        ------------     ------------     ------------     ------------
Comprehensive income                    $  3,228,228     $  3,476,341     $  8,199,998     $  6,921,920
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets increased to $600.7 million at September 30, 2002 from $549.3 million at December 31, 2001, reflecting a 12.5% annualized internal growth rate. Earning assets increased to $553.4 million at September 30, 2002 from $507.7 million at December 31, 2001, reflecting net growth of the loan portfolio, as discussed below. Earning assets were 92.1% of total assets at September 30, 2002 and 92.4% at December 31, 2001.

Interest-bearing overnight deposits in financial institutions were $7.1 million at September 30, 2002, compared to $1.4 million at December 31, 2001. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank. Investment securities available for sale were $55.9 million at September 30, 2002 and $54.1 million at December 31, 2001. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans previously held for sale into mortgage-backed securities. During the nine months ended September 30, 2002, the Bank sold $1.5 million of mortgage-backed securities. The Bank had no mortgage loans securitized into mortgage-backed securities during the three and nine months ended September 30, 2002. As a net result, the mortgage-backed securities portfolio was $32.9 million at September 30, 2002, compared to $43.9 million at December 31, 2001 (net of principal repayments).

Loans held for sale were $30.8 million at September 30, 2002 compared to $29.3 million at December 31, 2001. The Bank sold $15.3 million and $56.4 million of loans during the three and nine months ended September 30, 2002, taking advantage of improved current prices and protecting itself from the risk of a rising interest rate environment. Loans and leases held for investment increased to $424.0 million at September 30, 2002 from $376.3 million at December 31, 2001, reflecting a 16.9% annualized growth rate during the nine month period. The net commercial loan portfolio increased to $261.8 million at September 30, 2002 from $198.2 million at December 31, 2001, reflecting a 42.8% annualized growth rate. To support the risk associated with growth of its commercial loan portfolio, the Bank maintained reserves for potential loan losses of $6.3 million at September 30, 2002, compared to $5.4 million at December 31, 2001. The ratio of reserves for loan losses to total loans outstanding, net of loans in process and deferred loan fees, was 1.4% at September 30, 2002 and 1.3% at December 31, 2001.

Total deposits and borrowings increased to $528.5 million at September 30, 2002 from $481.0 million at December 31, 2001. Deposits increased to $524.4 million at September 30, 2002 from $475.6 million at December 31, 2001. Checking accounts increased 24.9% to $190.5 million at September 30, 2002 from $152.6 million at December 31, 2001, reflecting the Bank's efforts to attract more lower costing core funds. Time deposits increased to $314.5 million at September 30, 2002 from $304.2 million at December 31, 2001, while repricing them at lower rates, and collectively with checking account growth, allowed the Bank to achieve increased net interest income. See Net Interest Income below. Borrowings, in the form of repurchase agreements, amounted to $4.2 million at September 30, 2002 and $4.4 million at December 31, 2001, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $52.0 million at September 30, 2002, compared to $51.0 million at December 31, 2001, reflecting current period earnings, an increase in unrealized gains on available for sale securities, net of treasury stock purchases and cash dividend payments. Accumulated other comprehensive income was $3.9 million at September 30, 2002, compared to $2.6 million at December 31, 2001. At September 30, 2002, the Company's equity to assets ratio was 8.7%, compared to 9.3% at December 31, 2001. See "Consolidated Statements of Stockholders' Equity" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $51.7 million at September 30, 2002, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 28, 2002, the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. All prior period share and per share data has been adjusted to reflect the stock split. Issued shares were 6,545,848 at September 30, 2002 and December 31, 2001(adjusted for the stock split).

During the quarter ended September 30, 2002, the Company purchased 104,048 shares of its common stock through open market and private purchases, totaling approximately $3.7 million, pursuant to a stock repurchase plan adopted by the board of directors. These shares are being held as treasury stock, at cost. At September 30, 2002, treasury shares held were 2,240,719 totaling $33.7 million, compared to 2,099,560 shares totaling $28.7 million at December 31, 2001.

On September 19, 2002 the Company declared a quarterly cash dividend of $0.17 per share, payable October 18, 2002 to stockholders of record as of October 2, 2002. This dividend payment represents a payout ratio of 30.4% of the basic earnings for the quarter ended September 30, 2002, and is the Company's twenty-second consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL. Net income for the three and nine months ended September 30, 2002 was $2.5 million and $7.0 million, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2001. Basic earnings per share was $0.56 and $1.59 per share for the three and nine months ended September 30, 2002, compared to $0.36 and $1.04 per share for the three and nine months ended September 30, 2001, adjusted for the stock split. Diluted earnings per share was $0.53 and $1.50 per share for the three and nine months ended September 30, 2002, compared to $0.34 and $1.00 per share for the three and nine months ended September 30, 2001, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.2 million and $27.5 million for the three and nine months ended September 30, 2002, compared to $9.8 million and $30.9 million for the three and nine months ended September 30, 2001. This decrease is primarily attributable to the general decline in interest rates, which resulted in a decline in average yield on interest-earning assets between the respective periods. During 2001, the Federal Reserve made a series of interest rate reductions, which has the effect of reducing interest income. Average interest-earning assets were $543.0 million and $526.8 million for the three and nine months ended September 30, 2002, compared to $499.4 million and $509.1 million for the three and nine months ended September 30, 2001, reflecting the net portfolio growth during the current periods. The yield on average interest-earning assets was 6.8% and 7.0% for the three and nine months ended September 30, 2002, compared to 7.8% and 8.1% for the three and nine months ended September 30, 2001.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $3.0 million and $9.6 million for the three and nine months ended September 30, 2002, compared to $4.6 million and $15.8 million for the three and nine months ended September 30, 2001. The decline in interest expense reflects the Bank's efforts of attracting lower costing core checking accounts and repricing new and maturing certificates of deposit, reflecting the current lower interest rate environment. Average deposits and borrowings were $520.4 million and $502.9 million for the three and nine months ended September 30, 2002, compared to $474.1 million and $482.7 million for the three and nine months ended September 30, 2001. The effective cost of average deposits and borrowings was 2.3% and 2.6% for the three and nine months ended September 30, 2002, compared to 3.9% and 4.4% for the three and nine months ended September 30, 2001.

NET INTEREST INCOME. Net interest income was $6.2 million and $17.9 million for the three and nine months ended September 30, 2002, compared to $5.2 million and $15.1 million for the three and nine months ended September 30, 2001. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.5% and 4.4% for the three and nine months ended September 30, 2002, compared to 4.0% and 3.7% for the three and nine months ended September 30, 2001. The net yield on interest-earning assets (net interest income divided by average interest assets) was 4.6% and 4.5% for the three and nine months ended September 30, 2002, compared to 4.2% and 4.0% for the three and nine months ended September 30, 2001. The current period increases in net interest income reflect the Bank's success in restructuring its deposit cost combined with the net growth of its commercial loan portfolio.

PROVISION FOR LOAN LOSSES. The Bank recorded $430,000 and $1.1 million of provisions for loan losses during the three and nine months ended September 30, 2002, compared to $50,000 and $590,000 recorded in the three and nine months ended September 30, 2001. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses, however, there are no assurances that future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $2.1 million and $5.8 million for the three and nine months ended September 30, 2002, compared $1.9 million and $5.5 million for the three and nine months ended September 30, 2001. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities, and other miscellaneous income. Fees and service charges were $1.4 million and $3.9 million for the three and nine months ended September 30, 2002, compared to $1.1 million and $3.7 million for the three and nine months ended September 30, 2001. The increase in fees and service charges during the current periods is attributable to a greater volume of loans and checking deposits discussed above. In addition, the Bank recorded $503,000 and $1.3 million of gains from sales of loans and mortgage-backed securities during the three and nine months ended September 30, 2002, compared to $475,000 and $1.6 million during the three and nine months ended September 30, 2001.

NONINTEREST EXPENSE. Noninterest expenses were $4.1 million and $11.8 million for the three and nine months ended September 30, 2002, compared to $4.5 million and $12.3 million for the three and nine months ended September 30, 2001. The largest component of these expenses, compensation and fringe benefits, was $2.3 million and $6.7 million for the three and nine months ended September 30, 2002, compared to $2.6 million and $7.4 million for the three and nine months ended September 30, 2001. The termination of the Employee Stock Ownership Plan ("ESOP") in December 2001 had a positive impact, as no ESOP expense was incurred in the three and nine months ended September 30, 2002, compared to $372,000 and $950,000 recorded in the three and nine months ended September 30, 2001. A portion of the cost savings recognized from the ESOP termination has been offset by an 8.2% growth in fulltime equivalent employees to 225 at September 30, 2002 from 208 at September 30, 2001. Since September 30, 2001, the Bank has opened four new full-service banking offices, a loan production office and created a new leasing division.

Data processing expense has grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the four new full-service banking offices opened since September 30, 2001. The amortization of intangible assets relates to the amortization of deposit premiums associated with previously reported branch purchases. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately from period to period with the growth in assets, deposits and full-service banking office locations.

INCOME TAXES. Income tax expense was $1.3 million and $3.8 million for the three and nine months ended September 30, 2002, compared to $1.1 million and $3.1 million for the three and nine months ended September 30, 2001. The change in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity guidelines established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at September 30, 2002, as calculated under such guidelines, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At September 30, 2002, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $156.2 million, or 29.6% of total deposits and borrowings, compared to $151.6 million, or 31.5% of total deposits and borrowings at December 31, 2001.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at September 30, 2002 and December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon the adoption of SFAS No. 142, the Company ceased amortization of goodwill recorded in past business combinations. Goodwill of $225,055 was recorded on the books of the Company at September 30, 2002 and December 31, 2001, respectively.

The goodwill was assigned to the related reporting units in the Company and will be tested for impairment at least annually. The tests will involve the comparison of the reporting units fair value to its carrying value, including goodwill. If necessary, the implied fair value of the goodwill will be compared to the carrying value to determine if an allowance is necessary. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 142 for its fiscal year ending December 31, 2002 did not have a material effect on its financial condition or results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2001. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2001.

The current period earnings growth reflects the Company's success of increasing its net interest income during an environment of declining interest rates. The Company has made significant progress in restructuring its loan portfolio, in attracting lower costing core checking accounts and repricing higher costing certificates of deposit at lower rates, collectively allowing the Company to maintain more consistent net interest income.

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

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

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

The following exhibit is filed herewith:

Exhibit
Number    Title
------    -----
  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K

Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST SOUTH BANCORP, INC.


                                        /s/ William L. Wall
                                        -------------------------
                                        William L. Wall
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Kristie W. Hawkins
                                        -------------------------
                                        Kristie W. Hawkins
                                        Controller
                                        Treasurer
                                        (Principal Accounting Officer)

Date: November 13, 2002

                                  CERTIFICATION

I, Thomas A. Vann, President and Chief Executive Officer of First South Bancorp, Inc., certify that:

1. I have reviewed this  Quarterly  Report on Form 10-Q of First South  Bancorp,
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Thomas A. Vann
                                        -------------------------------------
                                        Thomas A. Vann
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, William L. Wall, Executive Vice President and Chief Financial Officer of First South Bancorp, Inc., certify that:

1. I have reviewed this  Quarterly  Report on Form 10-Q of First South  Bancorp,
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ William L. Wall
                                        -------------------------------------
                                        William L. Wall
                                        Executive Vice President and
                                        Chief Financial Officer