Form 10-K
period 2002-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2003-03-31
CIK 1027183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes  X   No
                                          ---     ---

At December 31, 2002, the registrant had 4,203,912 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2002, was approximately $126.2 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 5, 2003: 4,144,580.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002. (Parts II and IV)
     2. Portions of Proxy Statement for 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

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

     The Bank's principal business consists of attracting deposits from the general public and investing these funds in commercial real estate loans, commercial business loans, consumer loans and loans secured by first mortgages on owner-occupied, single-family residences in the Bank's market area.

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

MARKET AREA

     Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Cumberland, Dare, Edgecombe, Lenoir, Nash, Pasquotank, Pitt, Robeson and Wake Counties in North Carolina, which are the counties in which the Bank's offices are located. As of December 31, 2002, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

     The economy of the Company's primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers in the Company's primary market area. The unemployment rate in the Company's market area is equivalent to the national average and the unemployment rate for the State of North Carolina.

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $530.3 million at December 31, 2002, representing 84.4% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2002, commercial real estate loans amounted to $274.6 million, or 51.8% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2002, commercial business loans totaled $46.6 million, or 8.8% of the Company's gross loan portfolio, and consumer loans totaled $81.9 million, or 15.4% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2002, $103.9 million, or 19.6% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential construction loans totaled $17.1 million, or 3.2% of the Company's gross loan portfolio, at December 31, 2002.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2002, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                     At December 31,
                                           ------------------------------------
                                                 2002                2001
                                           ----------------    ----------------
                                            Amount      %       Amount      %
                                           --------   -----    --------   -----
Residential mortgage loans:
  Single-family residential ............   $103,852    19.6%   $110,217    25.7%
  Multi-family residential .............      6,360     1.2       8,399     2.0
  Construction .........................     17,070     3.2      23,305     5.4
                                           --------   -----    --------   -----
    Total residential mortgage loans ...    127,282    24.0     141,921    33.1
                                           --------   -----    --------   -----

Commercial loans:
  Commercial real estate ...............    274,564    51.8     172,621    40.3
  Commercial business ..................     46,550     8.8      35,694     8.4
                                           --------   -----    --------   -----
    Total commercial loans .............    321,114    60.6     208,315    48.7
                                           --------   -----    --------   -----

Consumer loans:
  Automobile ...........................      4,618      .8       5,674     1.3
  Savings account loans ................      2,003      .4       1,438      .3
  Home equity loans ....................     35,471     6.7      34,947     8.2
  Other ................................     39,770     7.5      35,717     8.4
                                           --------   -----    --------   -----
    Total consumer loans ...............     81,862    15.4      77,776    18.2
                                           --------   -----    --------   -----
      Total ............................    530,258   100.0%    428,012   100.0%
                                           --------   =====    --------   =====

Less:
  Loans in process .....................     31,450              16,220
  Deferred fees and discounts ..........        935                 808
  Allowance for loan losses ............      6,959               5,371
                                           --------            --------
    Total ..............................   $490,914            $405,613
                                           ========            ========

                                                                         At September 30,
                                           ----------------------------------------------------------------------------
                                                 2001                2000                1999                1998
                                           ----------------    ----------------    ----------------    ----------------
                                            Amount      %       Amount      %       Amount      %       Amount      %
                                           --------   -----    --------   -----    --------   -----    --------   -----
                                                                      (Dollars in thousands)
Residential mortgage loans:
  Single-family residential ............   $ 99,620    25.1%   $135,572    34.5%   $ 62,422    27.2%   $ 91,546    37.8%
  Multi-family residential .............      9,470     2.4       6,747     1.7         379      .2         848      .4
  Construction .........................     23,829     6.0      29,332     7.5      25,809    11.3      27,817    11.5
                                           --------   -----    --------   -----    --------   -----    --------   -----
    Total residential mortgage loans ...    132,919    33.5     171,651    43.7      88,610    38.7     120,211    49.7
                                           --------   -----    --------   -----    --------   -----    --------   -----

Commercial loans:
  Commercial real estate ...............    149,821    37.7     111,062    28.3      68,403    29.9      51,480    21.3
  Commercial business ..................     36,107     9.1      34,914     8.9      21,106     9.2      21,823     9.0
                                           --------   -----    --------   -----    --------   -----    --------   -----
    Total commercial loans .............    185,928    46.8     145,976    37.2      89,509    39.1      73,303    30.3
                                           --------   -----    --------   -----    --------   -----    --------   -----

Consumer loans:
  Automobile ...........................      6,259     1.6       5,718     1.4       4,291     1.9       4,575     1.9
  Savings account loans ................      1,258      .3         997      .3         620      .3         470      .2
  Home equity loans ....................     36,826     9.3      35,845     9.1      23,795    10.4      22,898     9.5
  Other ................................     33,842     8.5      32,442     8.3      22,141     9.6      20,443     8.4
                                           --------   -----    --------   -----    --------   -----    --------   -----
    Total consumer loans ...............     78,185    19.7      75,002    19.1      50,847    22.2      48,386    20.0
                                           --------   -----    --------   -----    --------   -----    --------   -----
      Total ............................    397,032   100.0%    392,629   100.0%    228,966   100.0%    241,900   100.0%
                                           --------   =====    --------   =====    --------   =====    --------   =====

Less:
  Loans in process .....................     16,795              20,357              13,102              12,930
  Deferred fees and discounts ..........        749                 903                 513                 606
  Allowance for loan losses ............      5,401               5,159               3,297               3,365
                                           --------            --------            --------            --------
    Total ..............................   $374,087            $366,210            $212,054            $224,999
                                           ========            ========            ========            ========

     Loan Maturities. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process.

                                               Due After        Due After
                                               1 Through        5 or More
                                              5 Years After    Years After
                               Due One        December 31,     December 31,
                             Year or Less         2002             2002            Total
                             ------------     ------------     ------------     ------------
                                                     (In thousands)

Real estate loans ......     $    242,916     $    121,794     $     70,711     $    435,421
Commercial .............           33,027           13,506               17           46,550
Other ..................            9,114            7,526              197           16,837
                             ------------     ------------     ------------     ------------
     Total .............     $    285,057     $    142,826     $     70,925     $    498,808
                             ============     ============     ============     ============

     The following table sets forth at December 31, 2002 the dollar amount of all loans due one year or more after December 31, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                              Predetermined    Floating or
                                                 Rates       Adjustable Rates
                                              ------------   ----------------
                                                      (In thousands)

     Real estate loans ..................     $    152,048     $     40,457
     Commercial .........................           11,617            1,906
     Other ..............................            7,713               10
                                              ------------     ------------
          Total .........................     $    171,378     $     42,373
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

     In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the year ended December 31, 2002, the transition period ended December 31, 2001 and the years ended September 30, 2001 and 2000, these transactions totaled $87.2 million, $12.0 million, $49.4 million and $62.8 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

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

     If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank's policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 90%.

     The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See " -- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $7.5 million at December 31, 2002. At that date the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2002, single-family, residential mortgage loans, excluding home improvement loans, totaled $103.9 million, or 19.6% of the Company's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 30, 2002, $89.6 million, or 70.4%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

     The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $37.6 million, or 29.6%, of the Company's residential mortgage loans were adjustable-rate loans.

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

     Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2002, $17.1
million,   or  3.2%,  of  the  Company's  gross  loan  portfolio   consisted  of
construction loans, virtually all of which was secured by single-family residences.

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

     Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2002, multi-family residential and commercial real estate loans totaled $6.4 million and $274.6 million, respectively, which amounted to 1.2% and 51.8%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 20 or 25 year amortization schedule with a balloon payment due after five years.

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

     In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At December 31, 2002, commercial business loans totaled $46.6 million, or 8.8% of the Company's gross loan portfolio.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans over $20,000 with maturities exceeding one year, the Bank generally requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

     Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2002, consumer loans totaled $81.9 million, or 15.4% of the Company's gross loan portfolio.

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

     The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2002, loans on certificates of deposit totaled $2.0 million, or .4% of the Company's gross loan portfolio.

     At December 31, 2002, the Company had approximately $35.5 million in home equity line of credit loans, representing approximately 6.7% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

     Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 5 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2002.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 5 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2002.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                               At December 31,                 At September 30,
                                              -----------------     ---------------------------------------
                                               2002       2001       2001       2000       1999       1998
                                              ------     ------     ------     ------     ------     ------
                                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family ........................    $  460     $  864     $  570     $1,110     $  487     $  323
    Construction .........................       143         --         --        258         --        406
  Commercial real estate .................       427        200        132         --         --         --
  Commercial business ....................       219         83        228        139         48         25
  Consumer ...............................       247        106        132        139         33         48
                                              ------     ------     ------     ------     ------     ------
    Total nonperforming loans ............    $1,496     $1,253     $1,062     $1,646     $  567     $  802
                                              ======     ======     ======     ======     ======     ======
Percentage of total loans, net ...........       .30%       .31%       .28%       .45%       .27%       .36%
                                              ======     ======     ======     ======     ======     ======
Real estate owned ........................    $  402     $  677     $  530     $  220     $  591     $  412
                                              ======     ======     ======     ======     ======     ======

     During the year ended December 31, 2002, additional gross interest income of approximately $37,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $12,000.

     At December 31, 2002, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

     At December 31, 2002, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

     At December 31, 2002, the Company had $1.5 million of nonaccrual loans, which consisted of 13 single-family residential real estate loans totaling $460,000, one construction residential real estate loan totaling $143,000, four commercial real estate loans totaling $427,000, four commercial business loans totaling $219,000 and 18 consumer loans totaling $247,000.

     At December 31, 2002, the Bank had $402,000 of real estate owned, which consisted of eight single-family residences totaling $351,000, one commercial real estate properties totaling $28,000 and two developed residential building lots totaling $23,000.

     Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2002, the Company had $9.4 million in classified assets, including $4.4 million in assets classified as special mention, $4.9 million in assets classified as substandard, no assets classified as doubtful and $125,000 in assets classified as loss.

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

                                                         Three
                                               Year      Months
                                              Ended      Ended             Year Ended September 30,
                                          December 31, December 31, ---------------------------------------
                                               2002       2001       2001       2000       1999       1998
                                              ------     ------     ------     ------     ------     ------
                                                                 (Dollars in thousands)
Balance at beginning of period ...........    $5,371     $5,401     $5,159     $3,297     $3,365     $3,249
                                              ------     ------     ------     ------     ------     ------

Loans charged-off:
Commercial business ......................        60         --        423         58        206        128
  Consumer ...............................       133         42        233         99         58         74
                                              ------     ------     ------     ------     ------     ------
      Total charge-offs ..................       193         42        656        157        264        202
                                              ------     ------     ------     ------     ------     ------

Recoveries:
  Residential real estate mortgage:
    Single-family residential ............        --         --         --         --         --         --
  Commercial .............................        11          2         49         70         65         --
  Consumer ...............................        14         10         19          9         11          8
                                              ------     ------     ------     ------     ------     ------
      Total recoveries ...................        25         12         68         79         76          8
                                              ------     ------     ------     ------     ------     ------
Net loans charged-off ....................       168         30        588         78        188        194
                                              ------     ------     ------     ------     ------     ------

Additions:
Balance transferred in acquisition .......        --         --         --        963         --         --
Provision for loan losses ................     1,756         --        830        977        120        310
                                              ------     ------     ------     ------     ------     ------
      Total additions ....................     1,756         --        830      1,940        120        310
                                              ------     ------     ------     ------     ------     ------
Balance at end of period .................    $6,959     $5,371     $5,401     $5,159     $3,297     $3,365
                                              ======     ======     ======     ======     ======     ======
Ratio of net charge-offs to average
  loans outstanding during the period ....       .01%       .01%       .16%       .02%       .08%       .09%
                                              ======     ======     ======     ======     ======     ======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                    At December 31,                   At September 30,
                                       ------------------------------------------    -------------------
                                              2002                   2001                   2001
                                       -------------------    -------------------    -------------------
                                                Percent of             Percent of             Percent of
                                                 Loans in               Loans in               Loans in
                                                Category to            Category to            Category to
                                       Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                       ------   -----------   ------   -----------   ------   -----------
                                                             (Dollars in thousands)

Residential mortgage ...............   $1,034         24.0%   $1,034         33.1%   $1,034         33.5%
Commercial (1) .....................    4,726         60.6     3,243         48.7     3,241         46.8
Consumer ...........................    1,199         15.4     1,094         18.2     1,126         19.7
                                       ------   ----------    ------   ----------    ------   ----------
    Total allowance for loan losses    $6,959        100.0%   $5,371        100.0%   $5,401        100.0%
                                       ======   ==========    ======   ==========    ======   ==========

                                                               At September 30,
                                       -----------------------------------------------------------------
                                              2000                   1999                   1998
                                       -------------------    -------------------    -------------------
                                                Percent of             Percent of             Percent of
                                                 Loans in               Loans in               Loans in
                                                Category to            Category to            Category to
                                       Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                       ------   -----------   ------   -----------   ------   -----------
                                                             (Dollars in thousands)

Residential mortgage ...............   $1,034         43.7%   $1,071         38.7%   $1,071         49.7%
Commercial (1) .....................    3,125         37.2     1,577         39.1     1,598         30.3
Consumer ...........................    1,000         19.1       649         22.2       696         20.0
                                       ------   ----------    ------   ----------    ------   ----------
    Total allowance for loan losses    $5,159        100.0%   $3,297        100.0%   $3,365        100.0%
                                       ======   ==========    ======   ==========    ======   ==========

---------------
(1)  Includes commercial real estate and commercial business loans.

INVESTMENT ACTIVITIES

     General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2002, the Company's mortgage-backed securities and investment securities portfolio amounted to $23.5 million and $55.8 million, respectively. At such date, the Company had an unrealized gain of $3.8 million, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

     Mortgage-Backed Securities. At December 31, 2002, the Company's mortgage-backed securities amounted to $23.5 million, or 3.7% of total assets.
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At December 31, 2002, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $322,700.

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

     At December 31, 2002, mortgage-backed securities with an amortized cost of $22.4 million and a carrying value of $23.5 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. At December 31, 2002, the Bank's mortgage-backed securities had a weighted average yield of 6.49%.

     At December 31, 2002, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 14 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2002, the Company's entire portfolio of investment securities was classified available for sale and amounted to $55.8 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2002, the estimated average life of the Company's investment securities portfolio was approximately 2.5 years. In addition, at December 31, 2002, the Company had $2.4 million of FHLB stock.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2002.

                                    One Year or Less        One to Five Years        Five to Ten Years
                                  --------------------     --------------------     --------------------
                                   Carrying    Average      Carrying    Average      Carrying    Average
                                    Value       Yield        Value       Yield        Value       Yield
                                  ----------    ------     ----------    ------     ----------    ------
                                                          (Dollars in thousands)
Securities available for sale:
  U.S. government and
    agency  securities .......    $    2,026      5.75%    $   47,885      6.35%    $    5,876      7.21%
  Mortgage-backed
    securities ...............            50      6.50            258      7.29          3,666      6.51
Securities held to maturity:
  FHLB stock (1) .............            --        --             --        --             --        --
                                  ----------    ------     ----------    ------     ----------    ------
    Total ....................    $    2,076      5.77%    $   48,143      6.36%    $    9,542      6.94%
                                  ==========    ======     ==========    ======     ==========    ======

                                  More than Ten Years          Total Investment Portfolio
                                  --------------------     ----------------------------------
                                   Carrying    Average      Carrying     Amortized    Average
                                    Value       Yield        Value          Cost       Yield
                                  ----------    ------     ----------    ----------    ------
                                                    (Dollars in thousands)
Securities available for sale:
  U.S. government and
    agency  securities .......    $       --       --%     $   55,787    $   50,694      6.41%
  Mortgage-backed
    securities ...............        19,552      6.48         23,526        22,374      6.49
Securities held to maturity:
  FHLB stock (1) .............         2,403      5.00          2,403         2,403      5.00
                                  ----------    ------     ----------    ----------    ------
    Total ....................    $   21,955      6.32%    $   81,716    $   75,471      6.39%
                                  ==========    ======     ==========    ==========    ======

---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

     The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                At December 31,             At September 30,
                                            ----------    ----------    ----------    ----------
                                               2002          2001          2001          2000
                                            ----------    ----------    ----------    ----------
                                                               (In thousands)
Securities available for sale:
   U.S. government and agency securities    $   55,787    $   54,061    $   54,742    $   45,186
   Mortgage-backed securities ..........        23,526        43,904        48,603       108,519
                                            ----------    ----------    ----------    ----------
      Total ............................        79,313        97,965       103,345       153,705

Securities held to maturity:
   FHLB stock ..........................         2,403         2,713         2,713         2,651
                                            ----------    ----------    ----------    ----------
      Total ............................    $   81,716    $  100,678    $  106,058    $  156,356
                                            ==========    ==========    ==========    ==========

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

                              As of and for the        As of and for the
                                  Year Ended           Three Months Ended        As of and for the Year Ended September 30,
                                 December 31,             December 31,         ---------------------------------------------
                                     2002                     2001                     2001                     2000
                             --------------------     --------------------     --------------------     --------------------
                                         Weighted                 Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average                  Average
                              Amount       Rate        Amount       Rate        Amount       Rate        Amount       Rate
                             --------    --------     --------    --------     --------    --------     --------    --------
                                                                  (Dollars in thousands)

Demand accounts:
  Checking ..............    $167,307         .83%    $111,077         .80%    $ 98,551        1.00%    $ 62,322         .26%
  Money market ..........      32,309        1.14       41,487        2.07       41,557        2.52       48,271        4.29
Savings accounts ........      18,950         .25       18,865        1.00       19,175        1.00       22,069        1.49
                             --------    --------     --------    --------     --------    --------     --------    --------
     Total ..............     218,566         .82      171,429        1.13      159,283        1.40      132,662        1.93

Certificate accounts:
  Less than 12 months (1)      44,547        1.69       91,915        3.60       93,176        4.33      112,553        5.99
  12 - 14 months (1) ....     159,019        2.71      143,101        4.14      152,622        5.01      121,941        6.25
  15 - 72 months (1) ....     104,195        3.82       69,144        4.88       66,858        5.09      104,786        5.73
                             --------    --------     --------    --------     --------    --------     --------    --------
     Total ..............     307,761        2.94      304,160        4.14      312,656        4.82      339,280        6.00
                             --------    --------     --------    --------     --------    --------     --------    --------
Total deposits ..........    $526,327        2.06%    $475,589        3.06%    $471,939        3.67%    $471,942        4.85%
                             ========    ========     ========    ========     ========    ========     ========    ========

---------------
(1)  Original term.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of December 31, 2002. At such date, such deposits represented 15.2% of total deposits and had a weighted average rate of 2.98%.

                                                       Maturity Period
                                                       ---------------
                                                       (In thousands)

             Three months or less .............          $    3,397
             Over three through six months ....               5,356
             Over six through 12 months .......              18,140
             Over 12 months ...................              53,129
                                                         ----------
                   Total ......................          $   80,022
                                                         ==========

     At December 31, 2002, mortgage-backed securities with an amortized cost of $4.5 million were pledged as collateral for deposits from public entities.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 20% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the year ended December 31, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                      At or for the         At or for the
                                                      At or for the   Three Months         the Year Ended
                                                        Year Ended       Ended              September 30,
                                                       December 31,   December 31,    -------------------------
                                                           2002           2001           2001           2000
                                                        ----------     ----------     ----------     ----------
                                                                            (In thousands)
Amounts outstanding at end of period:
  FHLB advances ....................................    $   34,000     $    1,000     $       --     $   24,000
  Federal funds purchased and securities
    sold under repurchase agreements ...............         4,195          4,441          4,909          6,388
Weighted average rate paid on:
  FHLB advances ....................................          1.30%          1.83%          0.00%          6.94%
  Federal funds purchased and securities sold under
    agreements to repurchase .......................           .53%           .43%          1.43%          4.38%
Maximum amount of borrowings outstanding
at any month end:
  FHLB advances ....................................    $   34,000     $    1,000     $   45,700     $   60,200
  Federal funds purchased and securities
    sold under repurchase agreements ...............         4,809          5,073          6,381          6,388

                                                                      At or for the         At or for the
                                                      At or for the   Three Months         the Year Ended
                                                        Year Ended       Ended              September 30,
                                                       December 31,   December 31,    -------------------------
                                                           2002           2001           2001           2000
                                                        ----------     ----------     ----------     ----------
                                                                            (In thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances ....................................    $    1,469     $      250     $   13,638     $    9,168
  Federal funds purchased and securities
    sold under repurchase agreements ...............         4,344          4,808          5,419          3,306
Approximate weighted average rate paid on: (1)
  FHLB advances ....................................          1.90%          1.60%          6.03%          6.09%
  Federal funds purchased and securities
    sold under repurchase agreements ...............           .94%           .92%          3.48%          4.30%

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

     Management considers its primary market area for gathering deposits and/or originating loans to be Beaufort, Craven, Cumberland, Dare, Edgecombe, Lenoir, Nash, Pasquotank, Pitt, Robeson and Wake Counties in eastern North Carolina, which are the counties in which the Bank's offices are located. The Bank originates loans throughout eastern North Carolina.

EMPLOYEES

     As of December 31, 2002, the Bank had 220 full-time and 26 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2002, of $2.4 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

     Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves against their transaction accounts. Reserves equal to 3% must be maintained on transaction accounts up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2002, the Bank met its reserve requirements.

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

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 18.6% of total deposits at December 31, 2002, which management believes is adequate.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of December 31, 2002, the Bank's liquidity ratio was in excess of the North Carolina regulations.

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

     Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the bank. Under these limits, the Bank's loans to one borrower were limited to $7.5 million at December 31, 2002. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $5.5 million, which it has exceeded in the case of a single lending relationship approved in advance by the Board of Directors. At December 31, 2002, the Bank's largest lending relationship was a $5.8 million relationship consisting of three commercial real estate loans and one vehicle loan. All loans within this relationship were current and performing in accordance with their terms at December 31, 2002.

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

TAXATION - GENERAL

     The Company previously filed its federal income tax return based on a fiscal year ending September 30. Effective as of December 31, 2001, the Company began filing its federal income tax return based on a fiscal year ending December 31.

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

ITEM 2. PROPERTIES

     The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2002.

                                                   Book Value at
                              Year    Owned or    December 31,     Approximate
                             Opened    Leased         2002        Square Footage
                             ------   --------    -------------   --------------
                                              (Dollars in thousands)
MAIN OFFICE:
1311 Carolina Avenue
Washington, NC                1986     Owned         $   635          10,200

BRANCH OFFICES:
300 North Market Street
Washington, NC                1959     Owned             138           4,680

1328 John Small Avenue
Washington, NC                2001     Leased             49           1,916

301 E. Arlington Blvd.
Greenville, NC                1993     Owned             340           2,600

604 E. Ehringhaus Street
Elizabeth City, NC            1980     Owned             191           2,500

827 Hardee Road
Kinston, NC                   1996     Leased             28           2,000

2430 Heritage Street
Kinston, NC                   2001     Leased             60           2,145

1725 Glenburnie Road
New Bern, NC                  1990     Owned             337           2,600

202 Craven Street
New Bern, NC                  1995     Leased             36           2,500

300 Sunset Avenue
Rocky Mount, NC               1994     Owned             323           4,948

241 Green Street
Fayetteville, NC              1999     Owned             837          10,000

3107 Raeford Road
Fayetteville, NC              1999     Owned             427           2,400

600 N. Chestnut Street
Lumberton, NC                 1999     Owned             419           6,100

3000 N. Elm Street
Lumberton, NC                 2001     Leased            125           2,128

                                                  (Chart continued on next page)

                                                  Book Value at
                              Year    Owned or    December 31,     Approximate
                             Opened    Leased         2002        Square Footage
                             ------   --------    -------------   --------------
                                              (Dollars in thousands)
2999 Hwy. 17S.
Chocowinity, NC               1999       **          $   312           2,530

1906 S. Croatan Street
Kill Devil Hills, NC          2002     Leased            119           2,000

8408-203 (Suite 27)
Six Forks Road
Raleigh, NC                   2002     Leased             34             956

3103 N. Main Street ***
Hope Mills, NC                2003     Owned             205           2,200

3635 North Halifax Road
Dortches, NC                  2000     Leased             53             396

1378 Benvenue Road
Rocky Mount, NC               2000       **              430           5,376

2901 Sunset Avenue
Rocky Mount, NC               2000     Owned           1,156           5,635

450 North Winstead Avenue
Rocky Mount, NC               2000     Leased              5           2,845

100 East Hope Lodge Street
Tarboro, NC                   2000     Leased             26           1,350

CREDIT ADMINISTRATION:
239 West Main Street
Washington, NC  27889         1994     Owned             493           7,600

OPERATIONS CENTER:
220 Creekside Drive
Washington, NC                2001     Owned             744          10,000

FUTURE EXPANSION SITES:
Cypress Landing
Chocowinity, NC                        Owned             126

Taberna
New Bern, NC                           Owned             176

-----------
**   Lease land, own building.
*** This is a branch office under construction and is scheduled to open in the second quarter of 2003.

     The book value of the Bank's investment in premises and equipment was $7.8 million at December 31, 2002. See Note 6 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2002, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
---------------------------------------------------------------------------
        MATTERS
        -------

     The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page __ in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 19 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained in the section captioned "Market Risk" on page 8 in the Annual Report is incorporated herein be reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The Report of Independent Accountants, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 20 through 48 in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Report on Executive Compensation," "-- Comparative Stock Performance Graph," "-- Executive Compensation" and "-- Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

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

     (d) EQUITY COMPENSATION PLANS. The following table sets forth certain information with respect to the Company's equity compensation plans.

                                             (a)                            (B)                            (C)
                                                                                              Number of securities remaining
                                  Number of securities to be                                  available for future issuance
                                   issued upon exercise of       Weighted-average exercise      under equity compensation
                                     outstanding options,          price of outstanding        plans (excluding securities
                                      warrants & rights        options, warrants and rights      reflected in column (a))
                                      -----------------        ----------------------------      ------------------------

Equity compensation plans                  635,630                        $13.87                         489,592
  approved by security holders

Equity compensation plans not                -0-                            N/A                            -0-
  approved by security holders

Total

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

     Report of Independent Accountants
     Consolidated Statements of Financial Condition as of December 31, 2002 and 2001 and September 30, 2001 and 2000
     Consolidated Statements of Operations for the Year Ended December 31, 2002, the Three Months Ended December 31, 2001 and the Years Ended September 30, 2001 and 2000
     Consolidated Statements of Stockholders Equity for the Year Ended December 31, 2002, the Three Months Ended December 31, 2001 and the Years Ended September 30, 2001 and 2000
     Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, the Three Months Ended December 31, 2001 and the Years Ended September 30, 2001 and 2000
     Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

     No.       Description
     ---       -----------

     3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the
               Company's   Registration   Statement   on  Form  S-1   (File  No.
               333-16335))
     3.2       Bylaws of First South Bancorp, Inc., as amended
     4         Form of Common Stock  Certificate  of First South  Bancorp,  Inc.
               (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)
     10.1(a)   Employment Agreement between First South Bancorp, Inc. and Thomas
               A. Vann (Incorporated herein by reference from Exhibit 10.3(a) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.1(b) Employment Agreement between Home Savings Bank, SSB and Thomas A. Vann (Incorporated herein by reference from Exhibit 10.3(b) to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll, Kristie W. Hawkins, Walter P. House and William R. Outland (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.3 Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll, William R. Outland and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
     10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Walter P. House, Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))

     10.5      Home Savings Bank,  SSB  Director's  Deferred  Compensation  Plan
               Agreements as Amended and Restated  December 14, 1995 with Edmund
               T. Buckman,  Jr.,  Linley H. Gibbs,  Jr.,  Frederick N. Holscher,
               Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton
               and Thomas A. Vann and the 1996 Amendment  Thereto  (Incorporated
               herein  by  reference   from   Exhibit  10.7  to  the   Company's
               Registration Statement on Form S-1 (File No. 333-16335))
     10.6      Home Savings Bank, SSB Director's  Retirement  Plan Agreements as
               Amended and Restated  December  14, 1995 with Edmund T.  Buckman,
               Jr., Linley H. Gibbs,  Jr.,  Frederick N. Holscher,  Frederick H.
               Howdy,  Charles  E.  Parker,  Jr. and Thomas A. Vann and the 1996
               Amendment Thereto  (Incorporated herein by reference from Exhibit
               10.8 to the  Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.7      Home Savings Bank, SSB Director's  Retirement  Payment Agreements
               as Amended and Restated December 14, 1995 with Edmund T. Buckman,
               Jr., Linley H. Gibbs,  Jr.,  Frederick N. Holscher,  Frederick H.
               Howdy,  Charles E.  Parker,  Jr., and Thomas A. Vann and the 1996
               Amendment Thereto  (Incorporated herein by reference from Exhibit
               10.9 to the  Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.8      Home Savings Bank, SSB Directors  Retirement  Plan Agreement with
               Marshall Singleton (Incorporated herein by reference from Exhibit
               10.10 to the Company's  Registration  Statement on Form S-1 (File
               No. 333-16335))
     10.9      First South  Bancorp,  Inc.  1997 Stock Option  Plan,  as amended
               (Incorporated  herein  by  reference  from  Exhibit  10.10 to the
               Company's Annual Report on Form 10-K for the Year Ended September
               30, 1999 (File No. 0-22219))
     10.10     Employment  Agreement between NewSouth Bank and H.D. Reaves,  Jr.
               (Incorporated  herein by reference  from Exhibit 10.10  Company's
               Annual Report on Form 10-K for the Year Ended  September 30, 2000
               (File No. 0-22219))
     10.11     Change-in-Control  Protective Agreement between First South Bank,
               First South  Bancorp,  Inc. and Jack L. Ashley dated November 15,
               2001 (Incorporated  herein by reference from Exhibit 10.11 to the
               Company's Annual Report on Form 10-K for the Year Ended September
               30, 2001)
     10.12     Change-in-Control  Protective Agreement between First South Bank,
               First South  Bancorp,  Inc. and William L. Wall dated  January 1,
               2001 (Incorporated  herein by reference from Exhibit 10.12 to the
               Company's Annual Report on Form 10-K for the Year Ended September
               30, 2001 (File No. 0-22219))
     21        Subsidiaries of the Registrant
     23        Consent of PricewaterhouseCoopers LLP
     99        Certification pursuant to 18 U.S.C. Section 1350

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by the Company during the three months ended December 31, 2002.

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

                                        FIRST SOUTH BANCORP, INC.


March 28, 2003
                                        By: /s/ Thomas A. Vann
                                            ------------------
                                            Thomas A. Vann
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                                          March 28, 2003
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall                                         March 28, 2003
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Edmund T. Buckman, Jr.                                  March 28, 2003
--------------------------------------------
Edmund T. Buckman, Jr.
Director


/s/ Linley H. Gibbs, Jr.                                    March 28, 2003
--------------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher                                   March 28, 2003
--------------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                                      March 28, 2003
--------------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.                                  March 28, 2003
--------------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton                                   March 28, 2003
--------------------------------------------
Marshall T. Singleton
Director


/s/ H. D. Reaves, Jr.                                       March 28, 2003
--------------------------------------------
H. D. Reaves, Jr.
Director

                                  CERTIFICATION

     I, Thomas A. Vann, President and Chief Executive Officer of First South Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of First South Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ Thomas A. Vann
                                        ------------------
                                        Thomas A. Vann
                                        President and Chief Executive Officer

                                  CERTIFICATION

     I, William A. Wall, Executive Vice President, Chief Financial Officer and Secretary of First South Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of First South Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ William L. Wall
                                        ------------------
                                        William L. Wall
                                        Executive Vice President, Chief
                                        Financial Officer And Secretary