Form 10-Q
period 2003-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2003-05-13
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

     Number of shares of common stock outstanding as of May 6, 2003: 4,139,330

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2003 (unaudited) and December 31, 2002                     1

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2003 and 2002 (unaudited)                     2

          Consolidated Statements of Stockholders' Equity for
          the Three Months Ended March 31, 2003 (unaudited)                    3

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2003 and 2002 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.   Controls and Procedures                                             14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                   15

Item 2.   Changes in Securities and Use of Proceeds                           15

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

Exhibits                                                                      19

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  MARCH 31         DECEMBER 31
                                                                    2003              2002
                                                               --------------    --------------
                         ASSETS                                  (UNAUDITED)

Cash and due from banks                                        $   29,027,430    $   30,540,790
Interest-bearing deposits in financial institutions                 1,278,565         3,931,369
Investment securities - available for sale                         55,580,532        55,786,842
Mortgage-backed securities - available for sale                    20,112,375        23,526,435
Loans and leases receivable, net:
  Held for sale                                                    29,052,090        38,664,967
  Held for investment                                             473,341,817       452,248,942
Premises and equipment, net                                         7,690,065         7,825,003
Deferred income taxes                                                 149,845                --
Real estate owned                                                     130,795           401,632
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                      2,402,500         2,402,500
Accrued interest receivable                                         3,074,147         3,403,195
Goodwill                                                            4,218,576         4,218,576
Mortgage servicing rights                                           1,940,114         1,642,172
Prepaid expenses and other assets                                   4,648,963         2,544,807
Note receivable                                                     1,321,729         1,336,194
                                                               --------------    --------------

          Total assets                                         $  633,969,543    $  628,473,424
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                       $  210,587,034    $  199,615,945
  Savings                                                          19,721,250        18,950,380
  Large denomination certificates of deposit                      101,364,194        80,021,790
  Other time                                                      230,172,960       227,739,049
                                                               --------------    --------------
          Total deposits                                          561,845,438       526,327,164
Borrowed money                                                     11,017,627        38,194,727
Other liabilities                                                  11,506,750        13,851,721
                                                               --------------    --------------
          Total liabilities                                       584,369,815       578,373,612

  Common stock, $.01 par value, 8,000,000 shares authorized,
    6,545,848 shares issued                                            65,458            65,458
  Additional paid-in capital                                       48,424,564        48,466,569
  Retained earnings, substantially restricted                      37,100,141        35,086,795
  Treasury stock at cost, 2,395,247 and 2,099,561 shares          (39,480,341)      (37,317,469)
  Accumulated other comprehensive income, net                       3,489,906         3,798,459
                                                               --------------    --------------
           Total stockholders' equity                              49,599,728        50,099,812
                                                               --------------    --------------

           Total liabilities and stockholders' equity          $  633,969,543    $  628,473,424
                                                               ==============    ==============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                       ---------------------------
                                                           2003           2002
                                                       ---------------------------
Interest income:
  Interest and fees on loans                           $  7,912,639   $  7,467,416
  Interest and dividends on investments and deposits      1,228,693      1,579,994
                                                       ------------   ------------
           Total interest income                          9,141,332      9,047,410
                                                       ------------   ------------

Interest expense:
  Interest on deposits                                    2,704,429      3,351,931
  Interest on borrowings                                     37,536          9,274
                                                       ------------   ------------
           Total interest expense                         2,741,965      3,361,205
                                                       ------------   ------------

Net interest income before provision for
  possible loan losses                                    6,399,367      5,686,205
Provision for  possible loan losses                         333,919        309,000
                                                       ------------   ------------
           Net  interest income                           6,065,448      5,377,205
                                                       ------------   ------------

Noninterest income:
  Loan fees and service charges                           1,343,143      1,018,712
  Loan servicing fees                                       138,616        178,267
  Gain on sale of real estate, net                           48,629         85,147
  Gain on sale of mortgage loans                          1,016,698        305,310
  Gain on sale of mortgage-backed securities                168,938         58,288
  Other  income                                             203,992        158,455
                                                       ------------   ------------
           Total noninterest income                       2,920,016      1,804,179
                                                       ------------   ------------

Noninterest expenses:
  Compensation and fringe benefits                        2,644,781      2,189,320
  Federal insurance premiums                                 22,038         21,339
  Premises and equipment                                    362,808        309,232
  Advertising                                                48,527         61,079
  Payroll and other taxes                                   238,978        221,558
  Data processing                                           463,845        426,503
  Amortization of mortgage servicing rights                  52,194         32,004
  Other                                                     586,481        479,903
                                                       ------------   ------------
           Total noninterest expenses                     4,419,652      3,740,938
                                                       ------------   ------------

Income before income taxes                                4,565,812      3,440,446

Income taxes                                              1,722,907      1,261,871
                                                       ------------   ------------

NET INCOME                                             $  2,842,905   $  2,178,575
                                                       ============   ============

Per share data (*):
Basic earnings per share                               $       0.68   $       0.49(*)
Diluted earnings per share                             $       0.64   $       0.47(*)
Dividends per share                                    $       0.20   $       0.17(*)
Weighted average shares Basic                             4,162,358      4,438,208(*)
Weighted average shares Diluted                           4,423,319      4,641,088(*)

(*)  Adjusted for April 19, 2002 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

                                                                                                Accumulated
                                                                 Retained                          Other
                                                Additional       Earnings,                     Comprehensive
                                   Common        Paid-in       Substantially     Treasury      Income (Loss),
                                    Stock        Capital        Restricted         Stock            Net             Total
                                  --------    -------------    ------------    -------------    -----------     ------------
Balance December 31, 2002         $ 65,458    $  48,466,569    $ 35,086,795    $ (37,317,469)   $ 3,798,459     $ 50,099,812

Net income                                                        2,842,905                                        2,842,905

Other comprehensive income, net
  of taxes                                                                                         (308,553)        (308,553)

Exercise of stock options                           (42,005)                         265,121                         223,116

Acquisition of treasury shares                                                    (2,427,993)                     (2,427,993)

Dividends ($.20 per share)                                         (829,559)                                        (829,559)
                                  --------    -------------    ------------    -------------    -----------     ------------

Balance March 31, 2003            $ 65,458    $  48,424,564    $ 37,100,141    $ (39,480,341)   $ 3,489,906     $ 49,599,728
                                  ========    =============    ============    =============    ===========     ============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
Operating activities:
     Net Income                                                               $  2,842,905    $  2,178,575
     Adjustments to reconcile net income to net cash provided
        in operating activities:
            Provision for loan losses                                              333,919         309,000
            Depreciation                                                           168,868         150,170
            Amortization of discounts on securities, net                           (46,632)        (46,632)
            Gain on disposal of premises and equipment and
               real estate owned                                                   (48,629)       (108,684)
            Gain on loans held for sale and mortgage-backed securities          (1,185,636)       (363,598)
            Originations of loans held for sale, net                           (32,382,838)    (18,917,738)
            Proceeds from sale of loans held for sale                           39,368,328      24,350,509
            Other operating activities                                          (4,495,319)        279,230
                                                                              ------------    ------------
               Net cash provided in operating activities                         4,554,966       7,830,832
                                                                              ------------    ------------
Investing activities:
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                            6,982,359       5,638,544
     Originations of loans held for investment, net of principal repayments    (21,445,578)    (20,344,268)
     Proceeds from disposal of premises and equipment and
        real estate owned                                                          338,250         590,673
     Purchases of premises and equipment                                           (33,930)       (112,713)
     Repayment of note receivable                                                   14,465           6,799
                                                                              ------------    ------------
               Net cash used in investing activities                           (14,144,434)    (14,220,965)
                                                                              ------------    ------------
Financing activities:
     Net increase in deposit accounts                                           35,518,274      13,773,346
     Proceeds from FHLB borrowings                                              58,400,000       1,000,000
     Repayments of FHLB borrowings                                             (85,400,000)     (2,000,000)
     Purchase of treasury shares                                                (2,427,993)       (559,844)
     Cash dividends paid                                                          (712,992)       (533,581)
     Proceeds from exercise of stock options                                       223,116          77,563
     Net change in repurchase agreements                                          (177,101)       (238,597)
                                                                              ------------    ------------
               Net cash provided by financing activities                         5,423,304      11,518,887
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                                (4,166,164)      5,128,754

Cash and cash equivalents, beginning of period                                  34,472,159      21,683,082
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $ 30,305,995    $ 26,811,836
                                                                              ============    ============

Supplemental disclosures:
     Real estate acquired in settlement of loans                              $     18,784    $    167,399
     Exchange of loans for mortgage-backed securities                         $  3,644,085    $         --
     Dividends declared, not paid                                             $    830,120    $    518,759

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

NOTE 2. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

NOTE 3. STOCK SPLIT. On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All share and per share data for the quarter ended March 31, 2002 has been adjusted to reflect the stock split.

NOTE 4. EARNINGS PER SHARE. Basic and diluted earnings per share for the quarter ended March 31, 2003 and 2002 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

NOTE 5. DIVIDENDS DECLARED. On March 20, 2003, the Company declared a cash dividend of $0.20 per share, payable April 18, 2003 to stockholders of record as of April 7, 2003. This dividend payment represents a payout ratio of 29.4% of the basic earnings per share for the quarter ended March 31, 2003, and is the Company's twenty-fourth consecutive quarterly cash dividend.

NOTE 6. GOODWILL. The Company applies the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), and Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (SFAS No. 147) effective as of January 1, 2002. SFAS No. 142 requires the Company to discontinue the amortization of goodwill associated with acquisitions accounted for under the purchase method of accounting. SFAS No. 147 requires the Company to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions.

As a result of applying the provisions of SFAS No.'s 142 and 147, goodwill is not amortized, but is reviewed for potential impairment on an annual basis. The Company has performed its annual impairment test and has determined that there has been no impairment of goodwill.

NOTE 7. STOCK OPTIONS. On December 31, 2002, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation--Transition and Disclosure, which amends FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 allows for three methods of transition for those companies that adopt FAS 123's provisions for fair value recognition. The following are two new transition alternatives: Modified Prospective Approach and Limited Retrospective Approach. Under FAS 148, the prospective transition method in FAS 123 resulting in the "ramp-up" effect will not be available for enterprises that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, the provisions of FAS 148 require that: the accumulated liability or equity balances accrued under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, would be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123 (e.g., variable stock option awards under APB 25). Also, companies must disclose for each period for which an income statement is presented an accounting policy footnote that includes: the method of accounting for stock options; total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures would be required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

For purposes of the proforma disclosures required for the quarter ended March 31, 2003, no stock option grants were made in the quarter ended March 31, 2003. For the quarter ended March 31, 2003, the following table summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

                                                       As Reported   Pro Forma
                                                       -----------   ---------
     Net income attributable to common shareholders    $2,842,905    $2,810,564
     Stock based compensation                          $        0    $   49,001
     Net income per share - basic                      $      .68    $      .68
     Net income per share - diluted                    $      .64    $      .64

NOTE 8. RECLASSIFICATIONS. Certain amounts reported in the quarter ended March 31, 2002 have been reclassified to conform with the presentation for the quarter period ended March 31, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 9. COMPREHENSIVE INCOME. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

Information concerning the Company's other comprehensive income for the quarter ended March 31, 2003 and 2002 is as follows:

                                                Quarter Ended
                                                   March 31,
                                            2003               2002
                                        ------------       ------------
Net income                              $  2,842,905       $  2,178,765
Reclassification of (gains) losses
  recognized in net income                  (168,938)           (58,288)
Gains (losses) unrealized,
  net of income taxes                       (139,615)          (626,150)
                                        ------------       ------------
Other comprehensive income (loss)           (308,553)          (684,438)
                                        ------------       ------------
Comprehensive income                    $  2,534,352       $  1,494,327
                                        ============       ============

NOTE 10. FORWARD LOOKING STATEMENTS. The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events. Accordingly, actual results may differ materially from management's expectations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets increased to $634.0 million at March 31, 2003 from $628.5 million at December 31, 2002. Earning assets increased to $581.8 million at March 31, 2003 from $576.6 million at December 31, 2002, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 91.8% of total assets at March 31, 2003 and December 31, 2002, respectively.

Interest-bearing overnight deposits in financial institutions were $1.3 million at March 31, 2003, compared to $3.9 million at December 31, 2002. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

The Bank has implemented strategies to sell certain securities and loans during favorable interest rate windows, to maintain its regulatory liquidity at required levels, and to securitize certain mortgage loans held for sale into mortgage-backed securities. During the quarter ended March 31, 2003, the Bank sold $3.0 million of mortgage-backed securities, compared to $1.5 million of mortgage-backed securities sales during the quarter ended March 31, 2002. $3.6 million of loans were securitized into mortgage-backed securities during the quarter ended March 31, 2003, compared to no loans securitized during the quarter ended March 31, 2002. The mortgage-backed securities portfolio declined to $20.1 million at March 31, 2003, compared to $23.5 million at December 31, 2002.

Loans held for sale declined to $29.1 million at March 31, 2003 from $38.7 million at December 31, 2002. During the quarter ended March 31, 2003 the Bank sold $39.4 million of mortgage loans, compared to $24.4 million of sales during the quarter ended March 31, 2002. Net loans and leases held for investment increased to $473.3 million at March 31, 2003 from $452.3 million at December 31, 2002, reflecting an 18.7% annualized growth rate during the current quarter. This growth reflects the Bank's emphasis placed on structuring itself as a commercial banking entity. To support the risk associated with its commercial and consumer loan portfolio growth, the Bank increased its reserves for potential loan losses to $7.3 million at March 31, 2003 from $7.0 million at December 31, 2002. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.4% at March 31, 2003 and December 31, 2002, respectively.

Total deposits and borrowings increased to $572.9 million at March 31, 2003 from $564.5 million at December 31, 2002. Deposits increased to $561.8 million at March 31, 2003 from $526.3 million at December 31, 2002. Checking accounts increased 5.5% to $210.6 million at March 31, 2003 from $199.6 million at December 31, 2002, and represent 37.5% of total deposits at March 31, 2003, as a result of the Bank's efforts to attract more lower costing core checking accounts. Time deposits increased 7.7% to $331.5 million at March 31, 2003 from $307.8 million at December 31, 2002.

FHLB advances used primarily to fund loan originations were $7.0 million at March 31, 2003, compared to $34.0 million at December 31, 2002. Borrowings, in the form of repurchase agreements, were $4.0 million at March 31, 2003 compared to $4.2 million at December 31, 2002. These borrowings represent funds in cash management accounts for commercial banking customers.

Stockholders' equity was $49.6 million at March 31, 2003, compared to $50.1 million at December 31, 2002. See "Consolidated Statements of Stockholders' Equity" for additional information. At March 31, 2003, the Company's equity to assets ratio was 7.8%, compared to 8.0% at December 31, 2002. Accumulated other comprehensive income declined to $3.5 million at March 31, 2003 from $3.8 million at December 31, 2002, reflecting the impact of the mortgage-backed securities sales as previously discussed.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $49.5 million at March 31, 2003, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 28, 2002, the Company declared a three-for-two stock split, in the form of a 50% stock split, payable April 19, 2002 to stockholders of record as of April 8, 2002. All share and per share data for the quarter ended March 31, 2002 were adjusted to reflect the stock split, and issued shares increased to 6,545,848.

During the quarter ended March 31, 2003, the Company acquired $2.4 million of its common stock through open market and private purchases, pursuant to a stock repurchase plan previously adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At March 31, 2003, treasury shares held were 2,395,247 totaling $39.5 million, compared to 2,099,561 shares totaling $37.3 million at December 31, 2002. The Company believes the repurchase of its outstanding common stock will increase per share earnings and return on average equity, and decrease the potential dilutive effect caused by the exercise of stock options. During the quarter ended March 31, 2003, 16,150 shares were issued as a result of the exercise of stock options compared to and 6,375 shares (adjusted for the stock split) during the quarter ended March 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2003 AND 2002

GENERAL. Net income for the quarter ended March 31, 2003 was $2.8 million, compared to $2.2 million for the quarter ended March 31, 2002. Basic earnings per share for the quarter ended March 31, 2003 was $0.68, compared to $0.49 per share for the quarter ended March 31, 2002, adjusted for the stock split. Diluted earnings per share for the quarter ended March 31, 2003 was $0.64 per share, compared to $0.47 per share for the quarter March 31, 2002, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.1 million for the quarter ended March 31, 2003, compared to $9.0 million for the quarter ended March 31, 2002. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $575.3 million for the quarter ended March 31, 2003, compared to $511.9 million for the quarter ended March 31, 2002, reflecting the growth of loans and leases held for sale as discussed above. The yield on average interest-earning assets was 6.4% for the quarter ended March 31, 2003, compared to 7.1% for 2002, due to a general decline in interest rates between the periods.

INTEREST EXPENSE. Interest expense on deposits and borrowings declined to $2.7 million for the quarter ended March 31, 2003, from $3.4 million for the quarter ended March 31, 2002, reflecting the general decline in interest rates and the change in the deposit mix as previously discussed. Average deposits and borrowings were $566.3 million for the quarter ended March 31, 2003, compared to $484.4 million for the quarter ended March 31, 2002. The effective cost of average deposits and borrowings was 1.9% for the quarter ended March 31, 2003, compared to 2.8% for the quarter ended March 31, 2002.

NET INTEREST INCOME. Net interest income increased to $6.4 million for the quarter ended March 31, 2003, from $5.7 million for the quarter ended March 31, 2002. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.4% for the quarter ended March 31, 2003, compared to 4.3% for the quarter ended March 31, 2002. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.5% for the quarter ended March 31, 2003, compared to 4.4% for the quarter ended March 31, 2002.

PROVISION FOR LOAN LOSSES. During the quarter ended March 31, 2003, the Bank recorded provisions for loan losses of $334,000 compared to $309,000 recorded during the quarter ended March 31, 2002. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses; however, there are no assurances that probable future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $2.9 million for the quarter ended March 31, 2003, compared to $1.8 million for the quarter ended March 31, 2002. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase in fees and services charges to $1.3 million during the quarter ended March 31, 2003 from $1.0 million during the quarter ended March 31, 2002 is attributable to the greater volume of loans and checking account deposits as previously discussed. In addition, the Bank recorded $1.2 million of gains from the sales of loans and mortgage-backed securities during the quarter ended March 31, 2003, compared to $364,000 during the quarter ended March 31, 2002.

NONINTEREST EXPENSE. Noninterest expense was $4.4 million for the quarter ended March 31, 2003, compared to $3.7 million for the quarter ended March 31, 2002. The largest component of these expenses, compensation and fringe benefits, was $2.6 million for the quarter ended March 31, 2003, compared to $2.2 million for the quarter ended March 31, 2002. Full-time equivalent employees increased to 238 at March 31, 2003 from 212 at March 31, 2002. This growth is due to additional personnel resulting from opening a new full-service branch office, a new loan production office and administrative staff required to support the 12.7% growth in assets between the periods.

Premises and equipment and data processing expenses have grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the new offices opened since March 31, 2002. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in full-service branch office locations.

INCOME TAXES. Income tax expense was $1.7 million for the quarter ended March 31, 2003, compared to $1.3 million for the quarter ended March 31, 2002. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES. As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at March 31, 2003, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At March 31, 2003, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $137.5 million, or 21.7% of total assets, compared to $154.9 million at December 31, 2002, or 24.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2003 and December 31, 2002.

IMPACT OF INFLATION AND CHANGING PRICES. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

CRITICAL ACCOUNTING POLICIES. The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The application of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The application of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results The application of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51". This interpretation addresses consolidation by business enterprises of variable interest entities, which have the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. The application of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging
Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process.

This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2002. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2002.

The current period earnings growth reflects the Company's success in increasing its net interest income during an environment of declining interest rates. The Company has made significant progress in restructuring its loan portfolio, in attracting lower costing core checking accounts and repricing higher costing certificates of deposit at lower rates, collectively allowing the Company to maintain more consistent net interest income.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     The following exhibit is filed herewith:

     Exhibit
     Number    Title
     ------    -----
       99      Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports  on Form 8-K.  A Form 8-K was filed on  January  7, 2003 under
          Item 5: Other Events, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a new program to repurchase and additional 5% of its issued and outstanding shares of common stock, representing 209,465 shares.

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

Date: May 13, 2003

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

Date: May 13, 2003                      /s/ Thomas A. Vann
                                        ------------------
                                        Thomas A. Vann
                                        President and Chief Executive Officer

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

Date: May 13, 2003                      /s/ William L. Wall
                                        -------------------
                                        William L. Wall
                                        Executive Vice President and
                                        Chief Financial Officer