Form 10-Q
period 2003-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2003-08-12
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

     Number of shares of common stock outstanding as of July 31, 2003: 4,133,430

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 2003 (unaudited) and December 31, 2002                     1

          Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 2003 and 2002 (unaudited)                 2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 2003 (unaudited)                          3

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2003 and 2002 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                               13

Item 4.   Controls and Procedures                                            14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities and Use of Proceeds                          15

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

Signatures                                                                   16

Exhibits                                                                     17

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     JUNE 30        DECEMBER 31
                                                                        2003               2002
                                                                        ----               ----
                         ASSETS                                  (UNAUDITED)

Cash and due from banks                                       $   32,148,494     $   30,540,790
Interest-bearing deposits in financial institutions                1,669,137          3,931,369
Investment securities - available for sale                        53,435,332         55,786,842
Mortgage-backed securities - available for sale                   22,317,423         23,526,435
Loans and leases receivable, net:
  Held for sale                                                   28,625,132         38,664,967
  Held for investment                                            499,557,834        452,248,942
Premises and equipment, net                                        7,553,166          7,825,003
Deferred income taxes                                                227,383                 --
Real estate owned                                                    309,634            401,632
Federal Home Loan Bank of Atlanta stock, at cost
  which approximates market                                        2,127,200          2,402,500
Accrued interest receivable                                        3,093,924          3,403,195
Goodwill                                                           4,218,575          4,218,576
Mortgage servicing rights                                          1,878,762          1,642,172
Prepaid expenses and other assets                                  4,740,611          2,544,807
Note receivable                                                    1,299,007          1,336,194
                                                              --------------     --------------

     Total assets                                             $  663,201,614     $  628,473,424
                                                              ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                      $  213,961,428     $  199,615,945
  Savings                                                         19,566,280         18,950,380
  Large denomination certificates of deposit                     108,318,752         80,021,790
  Other time                                                     238,977,056        227,739,049
                                                              --------------     --------------
     Total deposits                                              580,823,516        526,327,164
Borrowed money                                                    19,211,164         38,194,727
Other liabilities                                                 12,480,945         13,851,721
                                                              --------------     --------------
     Total liabilities                                           612,515,625        578,373,612

Common stock, $.01 par value, 8,000,000 shares authorized,
  6,545,848 shares issued                                             65,458             65,458
Additional paid-in capital                                        48,368,377         48,466,569
Retained earnings, substantially restricted                       39,162,212         35,086,795
Treasury stock at cost, 2,412,318 and 2,341,936 shares           (40,273,453)       (37,317,469)
Accumulated other comprehensive income, net                        3,363,395          3,798,459
                                                              --------------     --------------
     Total stockholders' equity                                   50,685,989         50,099,812
                                                              --------------     --------------

     Total liabilities and stockholders' equity               $  663,201,614     $  628,473,424
                                                              ==============     ==============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30                          JUNE 30
                                                                 ----------------------------    ----------------------------
                                                                         2003            2002            2003            2002
                                                                 ----------------------------    ----------------------------
Interest income:
  Interest and fees on loans                                     $  8,045,728    $  7,673,884    $ 15,958,368    $ 15,141,300
  Interest and dividends on investments and deposits                1,203,817       1,511,202       2,432,509       3,091,196
                                                                 ------------    ------------    ------------    ------------
     Total interest income                                          9,249,545       9,185,086      18,390,877      18,232,496
                                                                 ------------    ------------    ------------    ------------

Interest expense:
  Interest on deposits                                              2,648,485       3,180,154       5,352,914       6,532,085
  Interest on borrowings                                               35,310          17,667          72,846          26,941
                                                                 ------------    ------------    ------------    ------------
     Total interest expense                                         2,683,795       3,197,821       5,425,760       6,559,026
                                                                 ------------    ------------    ------------    ------------

Net interest income before provision for possible loan losses       6,565,750       5,987,265      12,965,117      11,673,470
Provision for  possible loan losses                                   122,000         333,000         455,918         642,000
                                                                 ------------    ------------    ------------    ------------
     Net interest income                                            6,443,750       5,654,265      12,509,199      11,031,470
                                                                 ------------    ------------    ------------    ------------

Noninterest income:
  Loan fees and service charges                                     1,533,383       1,082,447       2,876,527       2,101,159
  Loan servicing fees                                                 156,470         180,009         295,087         358,276
  Gain on sale of real estate, net                                     -6,388         -10,199          42,240          74,948
  Gain on sale of mortgage loans                                      783,394         390,477       1,800,091         695,787
  Gain on sale of mortgage-backed securities                                0          -5,622         168,938          52,666
  Other income                                                        219,589         273,495         423,331         431,951
                                                                 ------------    ------------    ------------    ------------
     Total noninterest income                                       2,686,448       1,910,607       5,606,214       3,714,787
                                                                 ------------    ------------    ------------    ------------

Noninterest expenses:
  Compensation and fringe benefits                                  2,632,700       2,444,208       5,277,480       4,633,528
  Federal insurance premiums                                           21,092          20,897          43,130          42,236
  Premises and equipment                                              377,753         303,220         740,311         612,452
  Advertising                                                          46,964          54,877          95,492         115,955
  Payroll and other taxes                                             243,259         211,239         482,238         432,797
  Data processing                                                     484,888         443,134         948,732         869,637
  Amortization of mortgage servicing rights                            57,215          36,637         109,409          68,642
  Other                                                               641,795         478,696       1,228,277         958,599
                                                                 ------------    ------------    ------------    ------------
     Total noninterest expenses                                     4,505,666       3,992,908       8,925,069       7,733,846
                                                                 ------------    ------------    ------------    ------------

Income before income taxes                                          4,624,532       3,571,964       9,190,344       7,012,411

Income taxes                                                        1,737,255       1,218,902       3,460,162       2,480,773
                                                                 ------------    ------------    ------------    ------------

NET INCOME                                                       $  2,887,277    $  2,353,062    $  5,730,182    $  4,531,638
                                                                 ============    ============    ============    ============

Per share data:
Basic earnings per share                                         $       0.70    $       0.53    $       1.38    $       1.02
Diluted earnings per share                                       $       0.66    $       0.50    $       1.30    $       0.97
Dividends per share                                              $       0.20    $       0.17    $       0.40    $       0.34
Weighted average shares Basic                                       4,133,601       4,417,346       4,147,868       4,427,747
Weighted average shares Diluted                                     4,380,263       4,682,069       4,401,680       4,661,549

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

                                                                                                Accumulated
                                                                  Retained                         Other
                                                   Additional     Earnings,                    Comprehensive
                                     Common         Paid-in     Substantially     Treasury     Income (Loss),
                                      Stock         Capital      Restricted         Stock            Net           Total
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balance December 31, 2002         $     65,458   $ 48,466,569   $ 35,086,795    $(37,317,469)   $  3,798,459   $ 50,099,812

Net income                                                         5,730,182                                      5,730,182

Other comprehensive income, net
  of taxes                                                                                          (435,064)      (435,064)

Exercise of stock options                             (98,192)                       504,279                        406,087

Acquisition of treasury shares                                                    (3,460,263)                    (3,460,263)

Dividends ($.40 per share)                                        (1,654,765)                                    (1,654,765)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balance June 30, 2003             $     65,458   $ 48,368,377   $ 39,162,212    $(40,273,453)   $  3,363,395   $ 50,685,989
                                  ============   ============   ============    ============    ============   ============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                            --------------------------------
                                                                                      2003              2002
                                                                            --------------------------------
Operating activities:
   Net Income                                                               $    5,730,182    $    4,531,638
   Adjustments to reconcile net income to net cash provided
     in operating activities:
      Provision for loan losses                                                    455,918           642,000
      Depreciation                                                                 339,359           304,068
      Amortization of discounts on securities, net                                 (88,889)          (93,264)
      Gain on disposal of premises and equipment and
         real estate owned                                                         (41,509)         (151,593)
      Gain on loans held for sale and mortgage-backed securities                (1,969,029)         (748,453)
      Originations of loans held for sale, net                                 (76,092,963)      (32,472,893)
      Proceeds from sale of loans held for sale                                 78,980,794        39,730,724
      Other operating activities                                                (3,567,782)       (3,538,230)
                                                                            --------------    --------------
         Net cash provided in operating activities                               3,746,081         8,203,997
                                                                            --------------    --------------
Investing activities:
   Proceeds from maturities of investments securities available for sale         2,000,000                --
   Proceeds from principal repayments and sales of
      mortgage-backed securities available for sale                             10,068,728         8,633,503
   Originations of loans held for investment, net of principal repayments      (48,074,719)      (35,518,484)
   Proceeds from disposal of premises and equipment and
      real estate owned                                                            444,148           706,929
   Redemption of FHLB stock                                                        275,300                --
   Purchases of premises and equipment                                             (68,254)         (359,389)
   Repayment of note receivable                                                     37,187            13,761
                                                                            --------------    --------------
         Net cash used in investing activities                                 (35,317,610)      (26,523,680)
                                                                            --------------    --------------
Financing activities:
   Net increase in deposit accounts                                             54,496,352        31,240,690
   Proceeds from FHLB borrowings                                               115,400,000        19,500,000
   Repayments of FHLB borrowings                                              (134,400,000)      (20,500,000)
   Purchase of treasury shares                                                  (3,460,263)       (1,578,777)
   Cash paid for fractional shares                                                      --            (5,812)
   Cash dividends paid                                                          (1,541,612)       (1,500,579)
   Proceeds from exercise of stock options                                         406,087            77,563
   Net change in repurchase agreements                                              16,437           367,791
                                                                            --------------    --------------
         Net cash provided by financing activities                              30,917,001        27,600,876
                                                                            --------------    --------------

Increase (decrease) in cash and cash equivalents                                  (654,528)        9,281,193

Cash and cash equivalents, beginning of period                                  34,472,159        21,683,082
                                                                            --------------    --------------

Cash and cash equivalents, end of period                                    $   33,817,631    $   30,964,275
                                                                            ==============    ==============

Supplemental disclosures:
     Real estate acquired in settlement of loans                            $      309,909    $      218,364
     Exchange of loans for mortgage-backed securities                       $    8,952,095    $           --
     Dividends declared, not paid                                           $      826,706    $      747,571

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS. First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company's common stock is traded on The Nasdaq National Market under the symbol "FSBK".

NOTE 2. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

NOTE 3. STOCK SPLIT. On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All share and per share data for the three and six months ended June 30, 2002 were adjusted to reflect the stock split, and issued shares increased to 6,545,848.

NOTE 4. GOODWILL. The Company applies the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147 (SFAS No. 147), Acquisition of Certain Financial Institutions, effective as of January 1, 2002. SFAS No. 142 requires the Company to discontinue the amortization of goodwill associated with acquisitions accounted for under the purchase method of accounting. SFAS No. 147 requires the Company to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. As a result of applying the provisions of SFAS No.'s 142 and 147, goodwill is not amortized, but reviewed for potential impairment on an annual basis. The Company has performed its annual impairment test and has determined there has been no impairment of goodwill.

NOTE 5. DIVIDENDS DECLARED. On June 19, 2003, the Company declared a cash dividend of $0.20 per share, payable on July 25, 2003 to stockholders of record as of July 5, 2003. This dividend payment represents a payout ratio of 28.6% of the basic earnings for the quarter ended June 30, 2003, and is the Company's twenty-fifth consecutive quarterly cash dividend.

NOTE 6. EARNINGS PER SHARE. Basic and diluted earnings per share for the three and six month periods ended June 30, 2003 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

NOTE 7. STOCK OPTIONS. On December 31, 2002, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 148 (FAS 148), Accounting for Stock-Based

Compensation--Transition and Disclosure, which amends FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 allows three transition methods for companies that adopt fair value recognition provisions of FAS 123. The following are two new transition alternatives: Modified Prospective Approach and Limited Retrospective Approach. Under FAS 148, the prospective transition method in FAS 123 will not be available for companies that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, FAS 148 requires that the accumulated liability or equity balances accrued under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, would be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123. Also, companies must disclose for each period for which an income statement is presented an accounting policy footnote that includes the method of accounting for stock options; total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures would be required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

For proforma disclosure purposes for the three and six months ended June 30, 2003, no stock option grants were made in the three and six months ended June 30, 2003. For the three and six months ended June 30, 2003, the table below summarizes the net income and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

Three Months Ended June 30, 2003                    As Reported        Pro Forma
--------------------------------                    -----------        ---------
Net income attributable to common shareholders     $  2,887,277     $  2,857,096
Stock based compensation                           $          0     $     45,728
Net income per share - basic                       $        .70     $        .69
Net income per share - diluted                     $        .66     $        .65

Six Months Ended June 30, 2003                      As Reported        Pro Forma
------------------------------                      -----------        ---------
Net income attributable to common shareholders     $  5,730,182     $  5,669,821
Stock based compensation                           $          0     $     91,456
Net income per share - basic                       $       1.38     $       1.37
Net income per share - diluted                     $       1.30     $       1.29

NOTE 8. RECLASSIFICATIONS. Certain amounts reported in the three and six months ended June 30, 2002 have been reclassified to conform to the presentation for the three and six months ended June 30, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

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

Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                          Three Months Ended              Six Months Ended
                                               June 30,                       June 30,
                                         2003            2002           2003            2002
                                     ------------    ------------   ------------    ------------
Net income                           $  2,887,277    $  2,353,063   $  5,730,182    $  4,531,638
Reclassification of (gains) losses
  recognized in net income                      0           5,622       (168,938)        (52,666)
Gains (losses) unrealized,
  net of income taxes                    (126,511)      1,118,948       (266,126)        492,798
                                     ------------    ------------   ------------    ------------
Other comprehensive income (loss)        (126,511)      1,124,570       (435,064)        440,132
                                     ------------    ------------   ------------    ------------
Comprehensive income                 $  2,760,766    $  3,477,633   $  5,295,118    $  4,971,770
                                     ============    ============   ============    ============

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets increased to $663.2 million at June 30, 2003 from $628.5 million at December 31, 2002, reflecting an 11.1% annualized internal growth rate. Earning assets increased to $607.7 million at June 30, 2003 from $576.6 million at December 31, 2002, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 91.6% of total assets at June 30, 2003 compared to 91.8% at December 31, 2002.

Interest-bearing overnight deposits in financial institutions were $1.7 million at June 30, 2003, compared to $3.9 million at December 31, 2002. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

The Bank has implemented strategies to sell certain securities and loans during favorable interest rate windows, to maintain its regulatory liquidity at required levels, and to securitize certain mortgage loans held for sale into mortgage-backed securities. The Bank had no mortgage-backed security sales during the three months ended June 30, 2003 and $3.0 million sold during six months ended June 30, 2003, compared to $1.5 million of mortgage-backed securities sold during the three and six months ended June 30, 2002, respectively. The Bank securitized $5.3 million and $9.0 million of mortgage loans into mortgage-backed securities during the three and six months ended June 30, 2003, compared to no mortgage loans securitized into mortgage-backed securities during the three and six months ended June 30, 2002. The mortgage-backed securities portfolio was $22.3 million at June 30, 2003, compared to $23.5 million at December 31, 2002.

Loans held for sale declined to $28.6 million at June 30, 2003 from $38.7 million at December 31, 2002. The Bank sold $39.6 million and $79.0 million of mortgage loans during the three and six months ended June 30, 2003, compared to $15.4 million and $39.7 million of mortgage loans sold during the three and six months ended June 30, 2002. Net loans and leases held for investment increased to $499.6 million at June 30, 2003 from $452.3 million at December 31, 2002, reflecting a 20.9% annualized growth rate during the period. To support the risk associated with its loan portfolio, the Bank maintained reserves for potential loan losses of $7.3 million at June 30, 2003, compared to $7.0 million at December 31, 2002. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.4%, respectively, at June 30, 2003 and December 31, 2002.

Total deposits and borrowings increased to $600.0 million at June 30, 2003 from $564.5 million at December 31, 2002. Deposits increased to $580.8 million at June 30, 2003 from $526.3 million at December 31, 2002. Checking accounts increased at an annualized growth of 14.4% to $214.0 million at June 30, 2003 from $199.6 million at December 31, 2002, resulting from the Bank's efforts to attract more lower costing core checking accounts. Time deposits increased at an annualized growth rate of 25.7% to $347.3 million at June 30, 2003 from $307.8 million at December 31, 2002.

FHLB advances used primarily to fund loan originations were $15.0 million at June 30, 2003, compared to $34.0 million at December 31, 2002. Borrowings in the form of repurchase agreements were $4.2 million at June 30, 2003 and $4.3 million at December 31, 2002. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $50.7 million at June 30, 2003, compared to $50.1 million at December 31, 2002. See "Consolidated Statements of Stockholders' Equity" for additional information. At June 30, 2003, the Company's equity to assets ratio was 7.6%, compared to 8.0% at December 31, 2002. Accumulated other comprehensive income was $3.4 million at June 30, 2003, compared to $3.8 million at December 31, 2002, reflecting the impact of current market rates and the mortgage-backed securities sales as previously discussed.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $50.4 million at June 30, 2003, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

During the quarter ended June 30, 2003, the Company acquired $1.0 million of its common stock through open market and private purchases pursuant to a stock repurchase plan previously adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2003, treasury shares held were 2,412,318 totaling $40.3 million, compared to 2,341,936 shares totaling $37.3 million at December 31, 2002. The Company believes the repurchase of its outstanding common stock will increase per share earnings and return on average equity, and decrease the potential dilutive effect caused by the exercise of stock options. During the three and six months ended June 30, 2003, 14,350 and 30,500 shares, respectively, were issued as a result of the exercise of stock options, compared to no shares issued during the three months and 6,375 shares issued during the six months ended June 30, 2002.

COMPARISON OF OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL. Net income for the three and six months ended June 30, 2003 was $2.9 million and $5.7 million, compared to $2.4 million and $4.5 million for the three and six months ended June 30, 2002. Basic earnings per share was $0.70 and $1.38 per share for the three and six months ended June 30, 2003, compared to $0.53 and $1.02 per share for the three and six months ended June 30, 2002, adjusted for the stock split. Diluted earnings per share was $0.66 and $1.30 per share for the three and six months ended June 30, 2002, compared to $0.50 and $0.97 per share for the three and six months ended June 30, 2002, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.3 million and $18.4 million for the three and six months ended June 30, 2003, compared to $9.2 million and $18.2 million for the three and six months ended June 30, 2002. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $595.8 million and $586.0 million for the three and six months ended June 30, 2003, compared to $526.2 million and $518.7 million for the three and six months ended June 30, 2002, reflecting the growth in loans and leases held for sale as discussed above. The yield on average interest-earning assets was 6.2% and 6.3%, respectively, for the three and six months ended June 30, 2003, compared to 7.0% for both the three and six months ended June 30, 2002.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $2.7 million and $5.4 million for the three and six months ended June 30, 2003, compared to $3.2 million and $6.6 million for the three and six months ended June 30, 2002, reflecting the general decline in interest rates and the change in the deposit mix as discussed above. Average deposits and borrowings were $585.0 million and $576.1 million for the three and six months ended June 30, 2003, compared to $503.7 million and $494.1 million for the three and six months ended June 30, 2002. The effective cost of average deposits and borrowings was 1.8% and 1.9% for the three and six months ended June 30, 2003, compared to 2.5% and 2.7% for the three and six months ended June 30, 2002.

NET INTEREST INCOME. Net interest income was $6.6 million and $13.0 million for the three and six months ended June 30, 2003, compared to $6.0 million and $11.7 million for the three and six months ended June 30, 2002. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.4% for both the three and six months ended June 30, 2003, compared to 4.4% for both the three and six months ended June 30, 2002. The net yield on interest-earning assets (net interest income divided by average interest assets) was 4.4% for both the three and six months ended June 30, 2003, compared to 4.6% and 4.5% for the three and six months ended June 30, 2002.

PROVISION FOR LOAN LOSSES. The Bank recorded $122,000 and $456,000 of provisions for loan losses during the three and six months ended June 30, 2003, compared to $333,000 and $642,000 recorded in the three and six months ended June 30, 2002. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses, however, there are no assurances that future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $2.7 million and $5.6 million for the three and six months ended June 30, 2003, compared $1.9 million and $3.7 million for the three and six months ended June 30, 2002. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges were $1.7 million and $3.2 million for the three and six months ended June 30, 2003, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2002. The increase in fees and service charges during the current periods is attributable to a greater volume of loans and checking deposits discussed above. In addition, the Bank recorded $783,000 and $2.0 million of gains from sales of loans and mortgage-backed securities during the three and six months ended June 30, 2003, compared to $385,000 and $748,000 during the three and six months ended June 30, 2002.

NONINTEREST EXPENSE. Noninterest expenses were $4.5 million and $8.9 million for the three and six months ended June 30, 2003, compared to $4.0 million and $7.7 million for the three and six months ended June 30, 2002. The largest component of these expenses, compensation and fringe benefits, was $2.6 million and $5.3 million for the three and six months ended June 30, 2003, compared to $2.4 million and $4.6 million for the three and six months ended June 30, 2002. Fulltime equivalent employees increased to 236 at June 30, 2003 from 222 at June 30, 2002. This growth is due to additional personnel resulting from opening a new full-service branch office, a new loan production office and administrative staff required to support the 14.7% growth in assets between the periods.

Premises and equipment and data processing expenses have grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the new offices opened. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in earning assets, deposits and branch office locations.

INCOME TAXES. Income tax expense was $1.7 million and $3.5 million for the three and six months ended June 30, 2003, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2002. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES. As a state chartered commercial bank, the Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at June 30, 2003, as calculated under such requirements, exceeded the requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At June 30, 2003, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $140.3 million, or 21.2% of total assets, compared to $154.9 million at December 31, 2002 or 24.6% of total assets.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2003 and December 31, 2002.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since March 31, 2003. The Company does not believe that any material adverse changes in market risk exposures occurred since March 31, 2003.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 15, 2003, the following matter was submitted to a vote of stockholders with the following results:

     A.   The election of three directors:

          Name                               For            Withheld
          ----                            ---------         --------
          Three-year terms:
          Edmund T. Buckman, Jr.          3,560,186          20,525
          Frederick N. Holscher           3,576,686           4,025
          Frederick H. Howdy              3,575,186           5,525

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits: The following exhibit is filed herewith:

     Exhibit
     Number    Title
     ------    -----
       31      Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act
               of 2002

       32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B.   Reports on Form 8-K. A Form 8-K was filed on April 17, 2003 under Item
          7. Financial Statements, Pro Forma Financial Information and Exhibits, and under Item 9. Regulation FD Disclosure reporting the Company issued a press release announcing its unaudited financial results for the three months ended March 31, 2003.

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

Date: August 12, 2003