Form 10-Q
period 2003-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2003-11-12
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                             56-1999749
           --------                                             ----------
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

Number of shares of common stock outstanding as of November 6, 2003: 4,179,435

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 2003 (unaudited) and December 31, 2002                1

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2003 and 2002 (unaudited)                2

          Consolidated Statements of Stockholders' Equity for the Nine
          Months Ended September 30, 2003 (unaudited)                         3

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2003 and 2002 (unaudited)                       4

          Notes to Consolidated Financial Statements (unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.   Controls and Procedures                                            14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities and Use of Proceeds                          15

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

Signatures                                                                   16

Exhibits                                                                     17

ITEM 1.   FINANCIAL STATEMENTS

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         SEPTEMBER 30              DECEMBER 31
                                                                             2003                     2002
                                                                        --------------           --------------
               ASSETS                                                    (UNAUDITED)
Cash and due from banks                                                 $   30,725,717           $   30,540,790
Interest-bearing deposits in financial institutions                          9,747,532                3,931,369
Investment securities - available for sale                                  50,759,096               55,786,842
Mortgage-backed securities - available for sale                             12,716,950               23,526,435
Loans and leases receivable, net:
  Held for sale                                                             12,144,445               38,664,967
  Held for investment                                                      511,471,736              452,248,942
Premises and equipment, net                                                  7,891,765                7,825,003
Deferred income taxes                                                          632,596                       --
Real estate owned                                                               89,194                  401,632
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                               2,127,200                2,402,500
Accrued interest receivable                                                  3,210,021                3,403,195
Goodwill                                                                     4,218,575                4,218,576
Mortgage servicing rights                                                    1,975,951                1,642,172
Prepaid expenses and other assets                                            4,726,535                2,544,807
Note receivable                                                              1,276,000                1,336,194
                                                                        --------------           --------------

     Total assets                                                       $  653,713,313           $  628,473,424
                                                                        ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                $  218,119,132           $  199,615,945
  Savings                                                                   19,902,132               18,950,380
  Large denomination certificates of deposit                               105,928,722               80,021,790
  Other time                                                               231,632,854              227,739,049
                                                                        --------------           --------------
     Total deposits                                                        575,582,840              526,327,164
Borrowed money                                                               5,774,575               38,194,727
Trust preferred securities                                                  10,000,000                       --
Other liabilities                                                            9,992,055               13,851,721
                                                                        --------------           --------------
     Total liabilities                                                     601,349,470              578,373,612

Common stock, $.01 par value, 8,000,000 shares authorized,
  6,545,848 shares issued                                                       65,458                   65,458
Additional paid-in capital                                                  48,297,608               48,466,569
Retained earnings, substantially restricted                                 41,298,370               35,086,795
Treasury stock at cost, 2,395,818 and 2,341,936 shares                     (39,999,852)             (37,317,469)
Accumulated other comprehensive income, net                                  2,702,259                3,798,459
                                                                        --------------           --------------
     Total stockholders' equity                                             52,363,843               50,099,812
                                                                        --------------           --------------

     Total liabilities and stockholders' equity                         $  653,713,313           $  628,473,424
                                                                        ==============           ==============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                                 ============================    ============================
                                                                     2003            2002            2003            2002
                                                                 ============================    ============================
Interest income:
  Interest and fees on loans                                     $  8,145,992    $  7,712,229    $ 24,104,360    $ 22,853,529
  Interest and dividends on investments and deposits                1,070,908       1,514,140       3,503,417       4,605,337
                                                                 ------------    ------------    ------------    ------------
          Total interest income                                     9,216,900       9,226,369      27,607,777      27,458,866
                                                                 ------------    ------------    ------------    ------------

Interest expense:
  Interest on deposits                                              2,396,706       3,030,039       7,749,619       9,562,124
  Interest on borrowings                                               24,918          12,919          97,764          39,860
  Interest trust preferred securities                                   5,680               0           5,680               0
                                                                 ------------    ------------    ------------    ------------
          Total interest expense                                    2,427,304       3,042,958       7,853,063       9,601,984
                                                                 ------------    ------------    ------------    ------------

Net interest income before provision for possible loan losses       6,789,596       6,183,411      19,754,714      17,856,882
Provision for  possible loan losses                                   395,000         430,000         850,919       1,072,000
                                                                 ------------    ------------    ------------    ------------
          Net  interest income                                      6,394,596       5,753,411      18,903,795      16,784,882
                                                                 ------------    ------------    ------------    ------------
Noninterest income:
  Loan fees and service charges                                     1,549,982       1,212,966       4,426,508       3,314,124
  Loan servicing fees                                                 198,024         182,816         493,111         541,092
  Gain on sale of real estate, net                                     75,082             346         117,322          75,295
  Gain on sale of mortgage loans                                      800,816         472,781       2,600,907       1,168,568
  Gain on sale of mortgage-backed securities                          122,800          30,177         291,738          82,843
  Other  income                                                       208,099         222,347         631,431         654,297
                                                                 ------------    ------------    ------------    ------------
          Total noninterest income                                  2,954,803       2,121,433       8,561,017       5,836,219
                                                                 ------------    ------------    ------------    ------------

Noninterest expenses:
  Compensation and fringe benefits                                  2,663,719       2,389,078       7,941,199       7,022,606
  Federal insurance premiums                                           63,447          21,009         106,577          63,245
  Premises and equipment                                              392,216         348,265       1,132,527         960,717
  Advertising                                                          69,718          47,956         164,710         163,911
  Payroll and other taxes                                             238,508         214,541         720,746         647,338
  Data processing                                                     480,678         460,385       1,429,410       1,330,022
  Amortization of mortgage servicing rights                            64,768          39,011         174,177         107,653
  Other                                                               624,100         564,361       1,852,877       1,522,961
                                                                 ------------    ------------    ------------    ------------
          Total noninterest expenses                                4,597,154       4,084,606      13,522,223      11,818,453
                                                                 ------------    ------------    ------------    ------------

Income before income taxes                                          4,752,245       3,790,238      13,942,589      10,802,648

Income taxes                                                        1,786,081       1,335,735       5,246,243       3,816,508
                                                                 ------------    ------------    ------------    ------------

NET INCOME                                                       $  2,966,164    $  2,454,503    $  8,696,346    $  6,986,140
                                                                 ============    ============    ============    ============

Per share data:
Basic earnings per share                                         $       0.72    $       0.56    $       2.10    $       1.59
Diluted earnings per share                                       $       0.68    $       0.53    $       1.98    $       1.50
Dividends per share                                              $       0.20    $       0.17    $       0.60    $       0.51
Weighted average shares Basic                                       4,138,741       4,355,880       4,144,779       4,403,670
Weighted average shares Diluted                                     4,392,976       4,647,378       4,396,192       4,654,174

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)


                                                                                                      Accumulated
                                                                      Retained                           Other
                                                     Additional       Earnings,                      Comprehensive
                                      Common          Paid-in       Substantially      Treasury      Income (Loss),
                                       Stock          Capital         Restricted         Stock             Net           Total
                                   ------------     ------------     ------------    -------------    ------------    ------------
Balance December 31, 2002          $     65,458     $ 48,466,569     $ 35,086,795    $(37,317,469)    $  3,798,459    $ 50,099,812

Net income                                                              8,696,346                                        8,696,346

Other comprehensive income, net
  of taxes                                                                                              (1,096,200)     (1,096,200)

Exercise of stock options                               (168,961)                          781,269                         612,308

Acquisition of treasury shares                                                          (3,463,652)                     (3,463,652)

Dividends ($.60 per share)                                             (2,484,771)                                      (2,484,771)
                                   ------------     ------------     ------------    -------------    ------------    ------------

Balance September 30, 2003         $     65,458     $ 48,297,608     $ 41,298,370     $(39,999,852)   $  2,702,259    $ 52,363,843
                                   ============     ============     ============    =============    ============    ============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                               ---------------------------------
                                                                                         2003               2002
                                                                               ---------------------------------
Operating activities:
     Net Income                                                                $    8,696,346     $    6,986,140
     Adjustments to reconcile net income to net cash provided
       in operating activities:
           Provision for loan losses                                                  850,919          1,072,000
           Depreciation                                                               527,287            464,899
           Amortization of discounts on securities, net                              (126,024)          (139,896)
           Gain on disposal of premises and equipment and
             real estate owned                                                       (113,391)          (157,403)
           Gain on loans held for sale and mortgage-backed securities              (2,892,645)        (1,251,410)
           Originations of loans held for sale, net                              (108,730,666)       (53,547,272)
           Proceeds from sale of loans held for sale                              128,900,000         56,521,075
           Other operating activities                                              (2,322,332)         2,616,751
                                                                               --------------     --------------
               Net cash provided in operating activities                           24,789,494         12,564,884
                                                                               --------------     --------------
Investing activities:
     Proceeds from maturities of investments securities available for sale          4,000,000                 --
     Proceeds from principal repayments and sales of
       mortgage-backed securities available for sale                               19,439,024         11,322,869
     Originations of loans held for investment, net of principal repayments       (60,383,622)       (52,559,978)
     Proceeds from disposal of premises and equipment and
       real estate owned                                                              723,598          1,126,313
     Redemption of FHLB stock                                                         275,300                 --
     Purchases of premises and equipment                                             (581,909)          (492,143)
     Repayment of note receivable                                                      60,194             20,890
                                                                               --------------     --------------
               Net cash used in investing activities                              (36,467,415)       (40,582,049)
                                                                               --------------     --------------
Financing activities:
     Net increase in deposits                                                      49,255,676         48,777,773
     Proceeds from FHLB borrowings                                                168,900,000         19,500,000
     Repayments of FHLB borrowings                                               (202,900,000)       (20,500,000)
     Issuance of trust preferred securities                                        10,000,000                 --
     Purchase of treasury shares                                                   (7,280,660)        (5,265,380)
     Cash paid for fractional shares                                                       --             (5,812)
     Cash dividends paid                                                           (2,484,771)        (2,232,705)
     Proceeds from exercise of stock options                                          608,919            228,116
     Net change in repurchase agreements                                            1,579,847           (258,461)
                                                                               --------------     --------------
               Net cash provided by financing activities                           17,679,011         40,243,531
                                                                               --------------     --------------

Increase in cash and cash equivalents                                               6,001,090         12,226,366

Cash and cash equivalents, beginning of period                                     34,472,159         21,683,082
                                                                               --------------     --------------

Cash and cash equivalents, end of period                                       $   40,473,249     $   33,909,448
                                                                               ==============     ==============

Supplemental disclosures:
     Real estate acquired in settlement of loans                               $      309,909     $      519,184
     Exchange of loans for mortgage-backed securities                          $    8,952,095     $           --
     Dividends declared, not paid                                              $      830,006     $      731,872

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

NOTE 2. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

NOTE 3. STOCK SPLIT. On March 28, 2002 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 19, 2002 to stockholders of record as of April 8, 2002. Stockholders received one additional share of common stock for every two shares held on the record date. All prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4. GOODWILL. The Company applies the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Acquisition of Certain Financial Institutions", effective as of January 1, 2002. SFAS No. 142 requires the Company to discontinue the amortization of goodwill associated with acquisitions accounted for under the purchase method of accounting. SFAS No. 147 requires the Company to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. As a result of applying the provisions of SFAS No.'s 142 and 147, goodwill is not amortized, but reviewed for potential impairment on an annual basis. The Company has performed its annual impairment test and has determined there has been no impairment of goodwill.

NOTE 5. DIVIDENDS DECLARED. On September 18, 2003, the Company declared a cash dividend of $0.20 per share, payable on October 24, 2003 to stockholders of record as of October 3, 2003. This dividend payment represents a payout ratio of 27.8% of the basic earnings per share for the quarter ended September 30, 2003, and is the Company's twenty-sixth consecutive quarterly cash dividend.

NOTE 6. EARNINGS PER SHARE. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

NOTE 7. STOCK OPTIONS. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the three and nine month periods ended September 30, 2003, 4,500 options were granted under the Plan, respectively. The weighted average remaining contractual life of currently outstanding options under the Plan is 60 months. At September 30, 2003, 585,530 options were outstanding and options for 492,592 shares of common stock were reserved for future issuance for the Plan(s). As of September 30, 2003, 102,900 options had been exercised under the Director Plan.

The Company accounts for the Plan under the provision of SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share - basic would have been decreased to the pro forma amounts indicated below.

Three Months Ended September 30, 2003                As Reported      Pro Forma
-------------------------------------                -----------      ---------
Net income attributable to common shareholders       $2,966,164      $2,935,393
Stock based compensation                             $        0      $   46,623
Net income per share - basic                         $      .72      $      .71
Net income per share - diluted                       $      .68      $      .67

Nine Months Ended September 30, 2003                 As Reported      Pro Forma
------------------------------------                 -----------      ---------
Net income attributable to common shareholders       $8,696,346      $8,604,032
Stock based compensation                             $        0      $  139,869
Net income per share - basic                         $     2.10      $     2.08
Net income per share - diluted                       $     1.98      $     1.96

NOTE 8. COMPREHENSIVE INCOME. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Information concerning the Company's other comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                          2003             2002             2003             2002
                                          ----             ----             ----             ----
Net income                            $  2,966,164     $  2,454,503     $  8,696,346     $  6,986,140
Reclassification of (gains) losses
  recognized in net income                (122,800)         (30,176)        (291,738)         (82,842)
Gains (losses) unrealized,
  net of income taxes                     (538,336)         803,901         (804,462)       1,296,700
                                      ------------     ------------     ------------     ------------
Other comprehensive income (loss)         (661,136)         773,725       (1,096,200)       1,213,858
                                      ------------     ------------     ------------     ------------
Comprehensive income                  $  2,305,028     $  3,228,228     $  7,600,146     $  8,199,998
                                      ============     ============     ============     ============

NOTE 9. RECLASSIFICATIONS. Certain amounts reported in the three and nine months ended September 30, 2002 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 10. TRUST PREFERRED SECURITIES. On September 26, 2003, the Company completed the private placement in a pooled offering of $10,000,000 of trust preferred securities, issued by its Delaware statutory trust, First South Preferred Trust I. The trust preferred securities bear interest at a rate of 2.95% over three-month LIBOR, payable quarterly. The trust preferred securities have a 30 year maturity and are redeemable after 5 years with certain exceptions. For regulatory purposes, the $10.0 million total of trust preferred securities qualifies as Tier 1 capital in accordance with regulatory reporting requirements. The Company intends to use the proceeds to support future growth and for general corporate purposes.

NOTE 11. FORWARD LOOKING STATEMENTS. The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events. Accordingly, actual results may differ materially from management's expectations.

NOTE 12. SIGNIFICANT ACTIVITIES AND SUBSEQUENT EVENTS. On October 29, 2003, the Bank signed a Purchase and Assumption Agreement (the "Agreement") with Central Carolina Bank ("CCB"), a Division of National Bank of Commerce, to acquire two of CCB's branch offices located in Greenville, North Carolina and New Bern, North Carolina, subject to regulatory approval and certain other conditions. Under terms of the Agreement, the Bank will assume the deposits of the two CCB offices for a premium of approximately 1.5% of the assumed deposits, and purchase loans, fixed assets and certain other assets associated with the branch offices. At September 30, 2003, the deposits of these branch offices totaled approximately $17.0 million. Both branch offices will become branch offices of the Bank, and the transaction is expected to be completed in the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Total assets increased to $653.7 million at September 30, 2003 from $628.5 million at December 31, 2002, reflecting a 5.4% annualized internal growth rate. Earning assets increased to $599.0 million at September 30, 2003 from $576.6 million at December 31, 2002, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 91.6% of total assets at September 30, 2003 compared to 91.8% at December 31, 2002.

Interest-bearing overnight deposits in financial institutions were $9.7 million at September 30, 2003, compared to $3.9 million at December 31, 2002. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $63.5 million at September 30, 2002 and $79.3 million at December 31, 2002. The Bank has implemented strategies to sell certain securities during favorable interest rate windows, and securitize certain mortgage loans previously held for sale into mortgage-backed securities, to maintain its regulatory liquidity at required levels. The Bank sold $7.1 million and $10.1 million of securities during the three and nine months ended September 30, 2003, compared to no sales during the three months and $1.5 million sold during the nine months ended September 30, 2002. The Bank securitized no mortgage loans during the three months and $9.0 million into mortgage-backed securities during the nine months ended September 30, 2003, compared to no mortgage loans securitized into mortgage-backed securities during the three and nine months ended September 30, 2002.

Loans held for sale declined to $12.1 million at September 30, 2003 from $38.7 million at December 31, 2002. The Bank sold $49.9 million and $128.9 million of loans during the three and nine months ended September 30, 2003 compared to $15.3 million and $56.4 million sold during the three and nine months ended September 30, 2002, taking advantage of refinancing volumes, current prices and protecting itself from the risk of rising interest rates.

Loans and leases held for investment increased to $511.5 million at September 30, 2003 from $452.2 million at December 31, 2002, reflecting a 17.5% annualized growth rate during the nine month period. To support the risk associated with its commercial loan portfolio, the Bank maintained reserves for potential loan losses of $7.5 million at September 30, 2003, compared to $7.0 million at December 31, 2002. The ratio of reserves for loan losses to total loans outstanding, net of loans in process and deferred loan fees, was 1.4%, at both September 30, 2003 and December 31, 2002.

Deposits increased to $575.6 million at September 30, 2003 from $526.3 million at December 31, 2002. Checking accounts increased at an annualized growth rate of 12.4% to $218.1 million at September 30, 2003 from $199.6 million at December 31, 2002, resulting from the Bank's efforts to attract more lower cost core checking accounts. Time deposits increased at an annualized growth rate of 12.9% to $337.6 million at September 30, 2003 from $307.8 million at December 31, 2002.

The Bank had no outstanding FHLB advances at September 30, 2003, compared to $34.0 million at December 31, 2002. A portion of the above referenced loan sale proceeds were applied to the repayment of FHLB advances. Borrowings in the form of repurchase agreements were $5.5 million at September 30, 2003 and $4.2 million at December 31, 2002. These borrowings represent funds held in cash management accounts for commercial banking customers.

On September 26, 2003, the Company completed the private placement in a pooled offering of $10.0 million of trust preferred securities. For regulatory purposes, the $10.0 million total of trust preferred securities qualifies as Tier 1 capital in accordance with regulatory reporting requirements. The Company intends to use the proceeds to support future growth and for general corporate purposes. See Note 10 of "Notes to Consolidated Financial Statements" for additional information.

Stockholders' equity was $52.4 million at September 30, 2003, compared to $50.1 million at December 31, 2002. See "Consolidated Statements of Stockholders' Equity" for additional information. The Company's equity to assets ratio was 8.0% at both September 30, 2003 and December 31, 2002. Accumulated other comprehensive income declined to $2.7 million at September 30, 2003 from $3.8 million at December 31, 2002, reflecting the impact of current market rates and the securities sales as previously discussed.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $61.7 million at September 30, 2003, compared to $50.0 million at December 31, 2002, reflecting the infusion of the net proceeds from the trust preferred securities discussed above. The Bank's regulatory capital is substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

During the quarter ended September 30, 2003, the Company purchased 100 shares of its common stock through a private purchase transaction. Purchased shares are being held as treasury stock, at cost. At September 30, 2003, treasury shares held were 2,395,818 totaling $40.0 million, compared to 2,341,936 shares totaling $37.3 million at December 31, 2002. During the three and nine months ended September 30, 2003, 16,600 and 47,100 shares, respectively, were issued as a result of the exercise of stock options, compared to 11,700 and 18,075 shares issued during the three and nine months ended September 30, 2002.

On September 18, 2003, the Company declared a quarterly cash dividend of $0.20 per share, payable October 24, 2003 to stockholders of record as of October 3, 2003. This dividend payment represents a payout ratio of 27.8% of the basic earnings for the quarter ended September 30, 2003, and is the Company's twenty-sixth consecutive quarterly cash dividend.

COMPARISON OF OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL. Net income for the three and nine months ended September 30, 2003 was $3.0 million and $8.7 million, compared to $2.5 million and $7.0 million for the three and nine months ended September 30, 2002. Basic earnings per share was $0.72 and $2.10 per share for the three and nine months ended September 30, 2003, compared to $0.56 and $1.59 per share for the three and nine months ended September 30, 2002, adjusted for the stock split. Diluted earnings per share was $0.68 and $1.98 per share for the three and nine months ended September 30, 2003, compared to $0.53 and $1.50 per share for the three and nine months ended September 30, 2002, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.2 million and $27.6 million for the three and nine months ended September 30, 2003, compared to $9.2 million and $27.5 million for the three and nine months ended September 30, 2002. Maintaining consistent interest income is due to the increase in the volume of average interest earning assets, although a decline in average yield on interest-earning assets occurred between the respective periods. Average interest-earning assets were $601.9 million and $590.2 million for the three and nine months ended September 30, 2003, compared to $543.0 million and $526.5 million for the three and nine months ended September 30, 2002, reflecting the growth loans and leases held for sale as discussed above. The yield on average interest-earning assets was 6.1% and 6.2% for the three and nine months ended September 30, 2003, compared to 6.8% and 7.0% for the three and nine months ended September 30, 2002.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $2.4 million and $7.9 million for the three and nine months ended September 30, 2003, compared to $3.0 million and $9.6 million for the three and nine months ended September 30, 2002, reflecting the decline in interest rates and the change in the deposit mix as discussed above. Average deposits and borrowings were $591.2 million and $579.7 million for the three and nine months ended September 30, 2003, compared to $520.4 million and $502.9 million for the three and nine months ended September 30, 2002. The effective cost of average deposits and borrowings was 1.6% and 1.8% for the three and nine months ended September 30, 2003, compared to 2.3% and 2.6% for the three and nine months ended September 30, 2002.

NET INTEREST INCOME. Net interest income was $6.8 million and $19.8 million for the three and nine months ended September 30, 2003, compared to $6.2 million and $17.9 million for the three and nine months ended September 30, 2002. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.5% and 4.4% for both the three and nine month periods ended September 30, 2003 and September 30, 2002. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.5% for both the three and nine months ended September 30, 2003, compared to 4.6% and 4.5% for the three and nine months ended September 30, 2002.

PROVISION FOR LOAN LOSSES. The Bank recorded approximately $395,000 and $851,000 of provisions for loan losses during the three and nine months ended September 30, 2003, compared to $430,000 and $1.1 million recorded in the three and nine months ended September 30, 2002. These provisions were necessary to support the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions. The Bank believes the current level of its reserves for loan losses is adequate to provide for probable future losses, however, there are no assurances that future losses, if any, will not exceed estimated amounts.

NONINTEREST INCOME. Noninterest income was $3.0 million and $8.6 million for the three and nine months ended September 30, 2003, compared $2.1 million and $5.8 million for the three and nine months ended September 30, 2002. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and securities, and other miscellaneous income. Fees and service charges were $1.7 million and $4.9 million for the three and nine months ended September 30, 2003, compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2002. The increase in fees and service charges during the current periods is attributable to a greater volume of loans and checking deposits as discussed above. In addition, the Bank recorded $924,000 and $2.9 million of gains from sales of loans and securities during the three and nine months ended September 30, 2003, compared to $503,000 and $1.3 million during the three and nine months ended September 30, 2002.

NONINTEREST EXPENSE. Noninterest expenses were $4.6 million and $13.5 million for the three and nine months ended September 30, 2003, compared to $4.1 million and $11.8 million for the three and nine months ended September 30, 2002. The largest component of these expenses, compensation and fringe benefits, was $2.7 million and $7.9 million for the three and nine months ended September 30, 2003, compared to $2.4 million and $7.0 million for the three and nine months ended September 30, 2002. The Bank's fulltime equivalent employees increased by 8.4% to 244 at September 30, 2003 from 225 at September 30, 2002. The growth is due to additional personnel resulting from opening two new full-service branch offices, and administrative staff required to support the 8.8% growth in assets between the periods.

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

INCOME TAXES. Income tax expense was $1.8 million and $5.2 million for the three and nine months ended September 30, 2003, compared to $1.3 million and $3.8 million for the three and nine months ended September 30, 2002. The change in the amounts of income tax provisions reflects the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

As a state chartered commercial bank, the Bank must meet certain liquidity guidelines established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank's liquidity ratio at September 30, 2003 exceeded the requirements under such guidelines. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. At September 30, 2003, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $118.2 million, or 20.3% of deposits and borrowings, compared to $154.9 million, or 27.4% of deposits and borrowings at December 31, 2002.

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

The Company has completed the private placement in a pooled offering of $10.0 million of trust preferred securities. For regulatory purposes, the $10.0 million of trust preferred securities qualifies as Tier 1 capital in accordance with regulatory reporting requirements.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at September 30, 2003 and December 31, 2002.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation is reflected in the cost and prices the Company pays for goods and services.

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

     LOAN IMPAIRMENT AND ALLOWANCE FOR LOAN LOSSES. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)." FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of FIN 46 to have a material impact on the Company's consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of Statement 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of Statement 150 are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB plans to revise that definition through an amendment to Concepts Statement 6, it decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of this statement to have a material impact on the Company's consolidated financial position or consolidated results of operations.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since June 30, 2003. The Company does not believe that any material adverse changes in market risk exposures occurred since June 30, 2003.

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

     A.   Exhibits: The following exhibits are filed herewith:

     Exhibit
     Number    Title
     ------    -----
      31       Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act
               of 2002

      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B. Reports on Form 8-K: A Form 8-K was filed on July 18, 2003 under Item 7., Financial Statements, Pro Forma Financial Information and Exhibits, and under Item 9., Regulation FD Disclosure, reporting the Company issued a press release announcing its unaudited financial results for the three and nine months ended September 30, 2003.

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

Date: November 12, 2003