Form 10-K
period 2003-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2004-03-12
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             VIRGINIA                                     56-1999749
 -------------------------------                      ------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA          27889-2047
------------------------------------------------      ------------------
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (252) 946-4178

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes  X    No
                                         ---       ---

At December 31, 2003, the registrant had 4,190,335 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2003, was approximately $114.8 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of February 19 2004: 4,187,724.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

         1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003. (Parts II and IV)

         2. Portions of Proxy Statement for 2004 Annual Meeting of Stockholders. (Part III)

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

GENERAL

         FirstSouth Bancorp, Inc. First South Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and investing the portion of the net stock conversion proceeds retained by it.

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

MARKET AREA

         Although the Company makes loans and obtains deposits throughout eastern North Carolina, the Company's primary market area consists of Beaufort, Craven, Cumberland, Dare, Edgecombe, Lenoir, Nash, Pasquotank, Pitt, Robeson and Wake Counties in North Carolina, which are the counties in which the Bank's offices are located. As of December 31, 2003, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

LENDING ACTIVITIES

         General. The Company's gross loan portfolio totaled $598.1 million at December 31, 2003, representing 88.4% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2003, commercial real estate loans amounted to $372.4 million, or 62.3% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2003, commercial business loans totaled $47.6 million, or 7.9% of the Company's gross loan portfolio, and consumer loans totaled $89.5 million, or 15.0% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2003, $64.5 million, or 10.8% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential mortgage construction loans totaled $9.9 million, or 1.7% of the Company's gross loan portfolio, at December 31, 2003.

      Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2003, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                  At December 31
                                         --------------------------------------------------------
                                                2003                2002               2001
                                         -----------------   -----------------  -----------------
                                           Amount      %       Amount      %      Amount      %
                                         ---------- ------   ---------- ------  ---------- ------
                                                           (Dollars in thousands)
Residential mortgage loans:
  Single-family residential............  $   64,549  10.8%      103,852  19.6%  $  110,217  25.7%
  Multi-family residential.............       3,650     .6        6,360   1.2        8,399   2.0
  Construction.........................       9,921    1.7       17,070   3.2       23,305   5.4
                                         ---------- ------   ---------- ------  ---------- -----
    Total residential mortgage loans...      78,120   13.1      127,282  24.0      141,921  33.1
                                         ---------- ------   ---------- ------  ---------- -----

Commercial loans and leases:
  Commercial real estate...............     372,430   62.3      274,564  51.8      172,621  40.3
  Commercial business..................      47,646    7.9       39,926   7.5       32,450   7.6
  Lease Receivables....................      10,422    1.7        6,624   1.3        3,244    .8
                                         ---------- ------   ---------- -----   ---------- -----
    Total commercial loans and leases..     430,076   71.9      321,114  60.6      208,315  48.7
                                         ---------- ------   ---------- -----   ---------- -----

Consumer loans:

  Automobile...........................       4,045     .7        4,618    .8        5,674   1.3
  Savings account loans................       1,829     .3        2,003    .4        1,438    .3
  Home equity loans....................      38,533    6.5       35,471   6.7       34,947   8.2
  Other................................      45,072    7.5       39,770   7.5       35,717   8.4
                                         ---------- ------   ----------  ----   ---------- -----
    Total consumer loans...............      89,479   15.0       81,862  15.4       77,776  18.2
                                         ---------- ------   ---------- -----   ---------- -----
      Total............................     598,097  100.0%     530,258 100.0%     428,012 100.0%
                                         ---------- ======   ---------- =====   ---------- =====

Less:

  Loans in process.....................      36,280              31,450             16,220
  Deferred fees and discounts..........         983                 935                808
  Allowance for loan losses............       7,634               6,959              5,371
                                         ----------          ----------         ----------
    Total..............................  $  553,200          $  490,914         $  405,613
                                         ==========          ==========         ==========

                                                                At September 30,
                                         --------------------------------------------------------
                                                2003                2002               2001
                                         -----------------   -----------------  -----------------
                                           Amount      %       Amount      %      Amount      %
                                         ---------- ------   ---------- ------  ---------- ------
                                                         (Dollars in thousands)
Residential mortgage loans:
  Single-family residential............  $  99,620   25.1%   $  135,572  34.5%  $   62,422   27.2%
  Multi-family residential.............      9,470    2.4         6,747   1.7          379     .2
  Construction.........................     23,829    6.0        29,332   7.5       25,809   11.3
                                         ---------- ------   ---------- ------  ---------- ------
    Total residential mortgage loans...    132,919   33.5       171,651  43.7       88,610   38.7
                                         ---------- ------   ---------- ------  ---------- ------

Commercial loans and leases:
  Commercial real estate...............    149,821   37.7       111,062  28.3       68,403   29.9
  Commercial business..................     36,019    9.0        34,914   8.9       21,106    9.2
  Lease Receivables....................         88     .1            --    --           --     --
                                         ---------- ------   ---------- ------  ---------- ------
    Total commercial loans and leases..    185,928   46.8       145,976  37.2       89,509   39.1
                                         ---------- ------   ---------- ------  ---------- ------

Consumer loans:

  Automobile...........................      6,259    1.6         5,718   1.4        4,291    1.9
  Savings account loans................      1,258     .3           997    .3          620     .3
  Home equity loans....................     36,826    9.3        35,845   9.1       23,795   10.4
  Other................................     33,842    8.5        32,442   8.3       22,141    9.6
                                         ---------- ------   ---------- ------  ---------- ------
    Total consumer loans...............     78,185   19.7        75,002  19.1       50,847   22.2
                                         ---------- ------   ---------- ------  ---------- ------
      Total............................    397,032  100.0%      392,629 100.0%     228,966  100.0%
                                         ---------  =====    ---------- =====   ----------  =====

Less:

  Loans in process.....................     16,795               20,357             13,102
  Deferred fees and discounts..........        749                  903                513
  Allowance for loan losses............      5,401                5,159              3,297
                                         ---------           ----------         ----------
    Total..............................  $ 374,087           $  366,210         $  212,054
                                         =========           ==========         ==========

         Loan Maturities. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process. Lease balances are included in other loans.

                                                             Due After               Due After
                                                             1 Through               5 or More
                                       Due One             5 Years After            Years After
                                    Year or Less         December 31, 2003       December 31, 2003        Total
                                    ------------         -----------------       -----------------        -----
                                                                       (In thousands)
Real estate loans.................   $  329,026           $   131,612               $  26,927          $  487,565
Commercial........................       40,537                 6,607                     502              47,646
Other.............................        9,195                17,143                     268              26,606
                                     ----------           -----------               ---------          ----------
     Total........................   $  378,758           $   155,362               $  27,697          $  561,817
                                     ==========           ===========               =========          ==========

         The following table sets forth at December 31, 2003 the dollar amount of all loans due one year or more after December 31, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                  Predetermined           Floating or
                                                      Rates            Adjustable Rates
                                                  -------------        ----------------
                                                            (In thousands)
      Real estate loans......................      $  121,597             $   36,942
      Commercial.............................           6,170                    939
      Other..................................          17,374                     37
                                                   ----------             ----------
           Total.............................      $  145,141             $   37,918
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

         In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2003 and 2002, the transition period ended December 31, 2001 and the year ended September 30, 2001 these transactions totaled $136.8 million, $87.2 million, $12.0 million and $49.4 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

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

         The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See "-- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $10.4 million at December 31, 2003. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2003, single-family, residential mortgage loans, excluding home improvement loans, totaled $64.5 million, or 10.8% of the Company's gross loan portfolio.

         The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 30, 2003, $44.7 million, or 57.2%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

         The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $33.4 million, or 42.8%, of the Company's residential mortgage loans were adjustable-rate loans.

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

         Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 1% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2003, $9.9 million, or 1.7%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

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

         Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2003, multi-family residential and commercial real estate loans totaled $3.7 million and $372.4 million, respectively, which amounted to .6% and 62.3%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 20 or 25 year amortization schedule with a balloon payment due after five years.

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

         In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At December 31, 2003, commercial business loans totaled $47.6 million, or 7.9% of the Company's gross loan portfolio.

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

         Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2003, consumer loans totaled $89.5 million, or 15.0% of the Company's gross loan portfolio.

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

         The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2003, loans on certificates of deposit totaled $1.8 million, or .3% of the Company's gross loan portfolio.

         At December 31, 2003, the Company had approximately $38.5 million in home equity line of credit loans, representing approximately 6.5% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

         Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2003.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2003.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                        At December 31,                          At September 30,
                                                 ---------------------------------      ----------------------------------
                                                   2003         2002         2001          2001         2000         1999
                                                 --------    ---------     ---------    ---------    ---------     --------
                                                                           (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family............................    $  1,057    $     460    $      864    $     570    $   1,110     $    487
    Construction.............................          --          143            --           --          258           --
  Commercial real estate.....................       1,334          427           200          132           --           --
  Commercial business........................          19          219            83          228          139           48
  Consumer...................................         215          247           106          132          139           33
                                                 --------    ---------     ---------    ---------    ---------     --------
    Total nonperforming loans................    $  2,625    $   1,496     $   1,253    $   1,062    $   1,646     $    567
                                                 ========    =========     =========    =========    =========     ========
Percentage of total loans, net...............         .47%         .30%          .31%         .28%         .45%         .27%
                                                 ========    =========     =========    =========    =========     ========
Real estate owned............................    $    131    $     402     $     677    $     530    $     220     $    591
                                                 ========    =========     =========    =========    =========     ========

         During the year ended December 31, 2003, additional gross interest income of approximately $58,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $22,000.

         At December 31, 2003, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

         There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

         At December 31, 2003, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or
118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

         At December 31, 2003, the Company had $2.6 million of nonaccrual loans, which consisted of 23 single-family residential real estate loans totaling $1.1 million, six commercial real estate loans totaling $1.3 million, four commercial business loans totaling $19,000 and 21 consumer loans totaling $215,000.

         At December 31, 2003, the Bank had $131,000 of real estate owned, which consisted of two single-family residences totaling $60,000, one commercial real estate properties totaling $17,000 and three developed residential building lots totaling $54,000.

         Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2003, the Company had $17.6 million in classified assets, including $11.2 million in assets classified as special mention, $6.0 million in assets classified as substandard, $49,000 in assets classified as doubtful and $314,000 in assets classified as loss.

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

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                       Year Ended        Three Months
                                                      December 31,          Ended           Year Ended September 30,
                                                 ---------------------   December 31,   ------------------------------
                                                      2003      2002         2001          2001       2000     1999
                                                 -------      --------   ------------   ---------  --------- ---------
                                                                           (Dollars in thousands)
Balance at beginning of period...............    $ 6,959      $  5,371     $   5,401    $   5,159  $   3,297  $  3,365
                                                 -------      --------     ---------    ---------  ---------  --------
Loans charged-off:
Commercial business..........................        126            60            --          423         58       206
  Consumer...................................        232           133            42          233         99        58
                                                 -------      --------     ---------    ---------  ---------  --------
      Total charge-offs......................        358           193            42          656        157       264
                                                 -------      --------     ---------    ---------  ---------  --------
Recoveries:
  Residential real estate mortgage:
    Single-family residential................         --            --            --           --         --        --
  Commercial.................................         24            11             2           49         70        65
  Consumer...................................         21            14            10           19          9        11
                                                 -------      --------     ---------    ---------  ---------  --------
      Total recoveries.......................         45            25            12           68         79        76
                                                 -------      --------     ---------    ---------  ---------  --------
Net loans charged-off........................        313           168            30          588         78       188
                                                 -------      --------     ---------    ---------  ---------  --------
Additions:
Balance transferred in acquisition...........         --            --            --           --        963        --
Provision for loan losses....................        988         1,756            --          830        977       120
                                                 -------      --------     ---------    ---------  ---------  --------
      Total additions........................        988         1,756            --          830      1,940       120
                                                 -------      --------     ---------    ---------  ---------  --------
Balance at end of period.....................    $ 7,634      $  6,959     $   5,371    $   5,401  $   5,159  $  3,297
                                                 =======      ========     =========    =========  =========  ========
Ratio of net charge-offs to average
  loans outstanding during the period........        .06%          .04%          .01%         .16%       .02%      .08%
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

                                                                     At December 31,
                                     -----------------------------------------------------------------------
                                               2003                    2002                    2001
                                     ------------------------- ---------------------- ----------------------
                                                 Percent of              Percent of             Percent of
                                                  Loans in                Loans in               Loans in
                                                 Category to             Category to            Category to
                                       Amount    Total Loans   Amount    Total Loans  Amount    Total Loans
                                       ------    -----------   ------    -----------  ------    -----------
Residential mortgage................  $ 1,034        13.1%    $  1,034     24.0%     $  1,034       33.1%
Commercial (1)......................    5,487        71.9        4,726     60.6         3,243       48.7
Consumer............................    1,113        15.0        1,199     15.4         1,094       18.2
                                      -------      ------     --------    -----      --------     ------
    Total allowance for loan losses.  $ 7,634       100.0%    $  6,959    100.0%     $  5,371      100.0%
                                      =======       =====     ========    =====       =======     ======

                                                                     At December 31,
                                     -----------------------------------------------------------------------
                                               2001                    2000                    1999
                                     ------------------------- ---------------------- ----------------------
                                                 Percent of              Percent of             Percent of
                                                  Loans in                Loans in               Loans in
                                                 Category to             Category to            Category to
                                       Amount    Total Loans   Amount    Total Loans  Amount    Total Loans
                                       ------    -----------   ------    -----------  ------    -----------
Residential mortgage................ $  1,034        33.5%    $ 1,034       43.7$    $ 1,071        38.7%
Commercial (1)......................    3,241        46.8       3,241       46.8       3,125        37.2
Consumer............................    1,126        19.7       1,000       19.1         649        22.2
                                      -------      ------     -------      -----     -------      ------
    Total allowance for loan losses. $  5,401       100.0%    $ 5,159      100.0%    $ 3,297       100.0%
                                      =======      ======     =======      =====     =======      ======

---------------
(1) Includes commercial real estate, commercial business loans and lease receivables.

INVESTMENT ACTIVITIES

         General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2003, the Company's mortgage-backed securities and investment securities portfolio amounted to $11.7 million and $50.1 million, respectively. At such date, the Company had an unrealized gain of $2.3 million, net of deferred taxes, with respect to its securities, all of which are classified as available for sale.

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

         Mortgage-Backed Securities. At December 31, 2003, the Company's mortgage-backed securities amounted to $11.7 million, or 1.7% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank. At December 31, 2003, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $333,700.

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

         At December 31, 2003, mortgage-backed securities with an amortized cost of $11.2 million and a carrying value of $11.7 million were held as available for sale, and no mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. At December 31, 2003, the Bank's mortgage-backed securities had a weighted average yield of 6.2%.

         At December 31, 2003, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 10.5 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2003, the Company's entire portfolio of investment securities was classified available for sale and amounted to $50.1 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2003, the estimated average life of the Company's investment securities portfolio was approximately 2.9 years. In addition, at December 31, 2003, the Company had $2.1 million of FHLB stock.

         The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2003.

                                       One Year or Less           One to Five Years        Five to Ten Years
                                    ---------------------       --------------------    ---------------------
                                    Carrying      Average       Carrying     Average    Carrying      Average
                                     Value         Yield         Value        Yield      Value         Yield
                                    --------      -------       --------     -------    --------      -------
                                                                (Dollars in thousands)
Securities available for sale:
   U.S. government and
       agency  securities........   $ 16,402       5.84%        $ 33,670       6.83%    $    --          --%
   Mortgage-backed
         securities..............         --         --              452       6.94       5,228        5.87
Securities held to maturity:
   FHLB stock (1)................         --         --%              --         --%         --          --%
                                    --------    -------         --------     ------     -------       -----
Total............................   $ 16,402       5.84%        $ 34,122       6.83%    $ 5,228        5.87%
                                    ========    =======         ========     ======     =======       =====

                                      More than Ten Years        Total Investment Portfolio
                                    ----------------------    ----------------------------------
                                    Carrying      Average     Carrying      Amortized    Average
                                      Value        Yield       Value           Cost       Yield
                                    --------      -------     --------      ---------    --------
                                                       (Dollars in thousands)
Securities available for sale:
   U.S. government and
       agency  securities........   $     --          --%     $ 50,072      $  46,855      6.50%
   Mortgage-backed
         securities..............      6,035        6.43        11,715         11,173      6.20
Securities held to maturity:
   FHLB stock (1)................      2,127        3.50         2,127          2,127      3.50
                                    ========      ======      ========      =========    ======
Total............................   $  8,162        5.67%     $ 63,914      $  60,155      6.35%


---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

      The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                                At December 31,
                                                       -------------------------------   At September 30,
                                                         2003       2002       2001           2001
                                                       --------   ------    ----------  -----------------
                                                                         (In thousands)
Securities available for sale:
   U.S. government and agency securities...........    $  50,072  $  55,787  $ 54,061      $    54,742
   Mortgage-backed securities......................       11,715     23,526    43,904           48,603
                                                       ---------  ---------  --------      -----------
      Total........................................    $  61,787  $  79,313  $ 97,965      $   103,345
                                                       =========  =========  ========      ===========

Securities held to maturity:
   FHLB stock......................................        2,127      2,403     2,713            2,713
                                                       ---------   --------  --------      -----------
      Total........................................    $  63,914   $ 81,716  $100,678      $   106,058
                                                       =========   ========  ========      ===========

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta.

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

         The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-one office locations.

         The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated, the weighted average interest rates and the change in dollar amounts for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                                     As of and for the
                                                                  Year Ended December 31,                   As of and for the
                                                    --------------------------------------------------      Three Months Ended
                                                              2003                        2002              December 31, 2001
                                                    -------------------------------------------------- ---------------------------
                                                                  Weighted                    Weighted                   Weighted
                                                                   Average                     Average                    Average
                                                      Amount        Rate          Amount        Rate         Amount        Rate

                                                                                (Dollars in thousands)
Demand accounts:
  Checking.........................................  $ 202,627         .49%       $167,307          .83%    $ 111,077         .80%
  Money market.....................................     25,237         .69          32,309         1.14        41,487        2.07
Savings accounts...................................     20,292         .15          18,950          .25        18,865        1.00
                                                     ---------      ------        --------        -----     ---------        ----
     Total.........................................    248,156         .48         218,566          .82       171,429        1.13

Certificate accounts:
  Less than 12 months (1)..........................    139,312        1.82          44,547         1.69        91,915        3.60
  12 - 14 months (1)...............................     91,481        1.70         159,019         2.71       143,101        4.14
  15 - 72 months (1)...............................    104,224        3.06         104,195         3.82        69,144        4.88
                                                     ---------      ------        --------         ----     ---------        ----
     Total.........................................    335,017        2.18         307,761         2.94       304,160        4.14
                                                     ---------      ------        --------         ----     ---------        ----
Total deposits.....................................  $ 583,173        1.46%       $526,327         2.06%    $ 475,589        3.06%
                                                     =========      ======        ========         ====     =========        ====

                                                       As of and for the Year Ended
                                                            September 30,  2001
                                                       ----------------------------
                                                                       Weighted
                                                                        Average
                                                          Amount         Rate
Demand accounts:
  Checking.........................................      $  98,551       1.00%
  Money market.....................................         41,557       2.52
Savings accounts...................................         19,175       1.00
                                                         ---------      -----
     Total.........................................        159,283       1.40

Certificate accounts:
  Less than 12 months (1)..........................         93,176       4.33
  12 - 14 months (1)...............................        152,622       5.01
  15 - 72 months (1)...............................         66,858       5.09
                                                         ---------      -----
     Total.........................................        312,656       4.82
                                                         ---------      -----
Total deposits.....................................      $ 471,939       3.67%
                                                         =========      =====

---------------
(1)  Original term.

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more (in thousands) by time remaining until maturity as of December 31, 2003. At such date, such deposits represented 18.4% of total deposits and had a weighted average rate of 2.13%.

                                                        Maturity Period
                                                        ---------------
                                                         (In thousands)

              Three months or less.......................  $   14,037
              Over three through six months..............       5,935
              Over six through 12 months.................      52,084
              Over 12 months.............................      35,298
                                                           ----------
                    Total................................  $  107,354
                                                           ==========

         At December 31, 2003, U.S. Agency Bonds with an amortized cost of $7.0 million were pledged as collateral for deposits from public entities.

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 20% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2003 and 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

      The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                                   At or for the
                                                                At or for the       Three Months    At or for the
                                                           Year Ended December 31,     Ended      the Year Ended
                                                          -------------------------  December 31,    September 30,
                                                               2003          2002       2001             2001
                                                             -------       -------    -------          -------
                                                                  (In thousands)
Amounts outstanding at end of period:
  FHLB advances ...........................................  $16,000        $34,000        $ 1,000        $    --
  Federal funds purchased and securities
    sold under repurchase agreements ......................    3,338          4,195          4,441          4,909
Weighted average rate paid on:
  FHLB advances ...........................................    1.38%          1.30%          1.83%          0.00%
  Federal funds purchased and securities sold under
    agreements to repurchase ..............................     .58%           .53%           .43%          1.43%
Maximum amount of borrowings outstanding
at any month end:
  FHLB advances ...........................................  $19,000        $34,000        $ 1,000        $45,700
  Federal funds purchased and securities
    sold under repurchase agreements ......................    6,872          5,073          6,381          6,381

                                                                                   At or for the
                                                                At or for the       Three Months    At or for the
                                                           Year Ended December 31,     Ended      the Year Ended
                                                          -------------------------  December 31,    September 30,
                                                               2003          2002       2001             2001
                                                             -------       -------    -------          -------
                                                                             (In thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances....................................       $   6,240     $   1,469   $     250       $  13,638
  Federal funds purchased and securities
    sold under repurchase agreements...............           4,674         4,344       4,808           5,419
Approximate weighted average rate paid on: (1)
  FHLB advances....................................           1.38%         1.90%       1.60%           6.03%
  Federal funds purchased and securities
    sold under repurchase agreements...............            .60%          .94%        .92%           3.48%

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

EMPLOYEES

         As of December 31, 2003, the Bank had 228 full-time and 37 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

         Financial Modernization Legislation. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 1999.

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

         Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods. During the Bank's last compliance examination, the Bank received a satisfactory rating with respect to CRA compliance.

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

         Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2003, of $2.4 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

         Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2003, the Bank met its reserve requirements.

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

         Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 14.3% of total deposits at December 31, 2003, which management believes is adequate.

         North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of December 31, 2003, the Bank's liquidity ratio was in excess of the North Carolina requirement.

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

         Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank's loans to one borrower were limited to $10.4 million at December 31, 2003. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $5.5 million, which it has exceeded in the case of a single lending relationship approved in advance by the Board of Directors. At December 31, 2003, the Bank's largest lending relationship was a $10.3 million relationship consisting of two commercial real estate loans, one vehicle loan, three unsecured loans, two equipment loans and one First South Bank Certificate of Deposit-secured loan. All loans within this relationship were current and performing in accordance with their terms at December 31, 2003.

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

         Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

         SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

         Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

         Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

TAXATION - GENERAL

         The Company files its federal income tax return based on a fiscal year ending December 31.

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

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2003.

                                                                          Book Value at
                                        Year             Owned or         December 31,         Approximate
                                       Opened             Leased              2003           Square Footage
                                       ------            --------         -------------      --------------
                                                                      (Dollars in thousands)
         MAIN OFFICE:
         1311 Carolina Avenue
         Washington, NC                   1986             Owned            $   445             10,200

         BRANCH OFFICES:
         300 North Market Street
         Washington, NC                   1959             Owned                123              4,680

         1328 John Small Avenue
         Washington, NC                   2001            Leased                 40              1,916

         301 E. Arlington Blvd.
         Greenville, NC                   1993             Owned                325              2,600

         604 E. Ehringhaus Street
         Elizabeth City, NC               1980             Owned                166              2,500

         2430 Heritage Street
         Kinston, NC                      2001            Leased                 80              2,145

         1725 Glenburnie Road
         New Bern, NC                     1990             Owned                487              2,600

         202 Craven Street
         New Bern, NC                     1995            Leased                 23              2,500

         300 Sunset Avenue
         Rocky Mount, NC                  1994             Owned                285              4,948

         241 Green Street
         Fayetteville, NC                 1999             Owned                788             10,000

         3107 Raeford Road
         Fayetteville, NC                 1999             Owned                410              2,400

         600 N. Chestnut Street
         Lumberton, NC                    1999             Owned                391              6,100

         3000 N. Elm Street
         Lumberton, NC                    2001            Leased                103              2,128

                                                                        (Chart continued on next page)

                                                                          Book Value at
                                        Year             Owned or         December 31,         Approximate
                                       Opened             Leased              2003           Square Footage
                                       ------            --------         -------------      --------------
                                                                      (Dollars in thousands)
         2999 Hwy. 17S.
         Chocowinity, NC                  1999              **              $   288              2,530

         1906 S. Croatan Street
         Kill Devil Hills, NC             2002            Leased                114              2,000

         4800 Six Forks Road
         Six Forks III, Suite #115
         Raleigh, NC                      2003            Leased                127              4,501

         3103 N. Main Street
         Hope Mills, NC                   2003             Owned                614              2,200

         3635 North Halifax Road
         Dortches, NC                     2000            Leased                 46                396

         1378 Benvenue Road
         Rocky Mount, NC                  2000              **                  400              5,376

         2901 Sunset Avenue
         Rocky Mount, NC                  2000             Owned              1,142              5,635

         450 North Winstead Avenue
         Rocky Mount, NC                  2000            Leased                  5              2,845

         100 East Hope Lodge Street
         Tarboro, NC                      2000            Leased                 16              1,350

         CREDIT ADMINISTRATION:
         239 West Main Street
         Washington, NC  27889            1994             Owned                461              7,600

         OPERATIONS CENTER:
         220 Creekside Drive
         Washington, NC                   2001             Owned                 726            10,000

         FUTURE EXPANSION SITES:
         Cypress Landing
         Chocowinity, NC                                   Owned                126

         Taberna
         New Bern, NC                                      Owned                176

         -----------
         **   Lease land, own building.

         The book value of the Bank's investment in premises and equipment was $7.9 million at December 31, 2003. See Note 5 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2003, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
         MATTERS
         -------

         The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 14 in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The information contained in the section captioned "Market Risk" on page 5 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 15 through 43 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

         In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Company has posted such Code of Ethics on its Internet Web site and intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website. The Company's Internet website may be accessed as follows: http://www.firstsouthnc.com.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Report on Executive Compensation," "-- Comparative Stock Performance Graph," "-- Executive Compensation" and "-- Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

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

         (d) EQUITY COMPENSATION PLANS. The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2003.

                                                 (a)                           (b)                            (c)

                                                                                                 Number of securities remaining
                                      Number of securities to be                                 available for future issuance
                                       issued upon exercise of       Weighted-average exercise     under equity compensation
                                         outstanding options,         price of outstanding        plans (excluding securities
                                          warrants & rights        options, warrants and rights     reflected in column (a))
                                      --------------------------   ----------------------------  -----------------------------
Equity compensation plans
  approved by security holders                   568,475                        $14.91                        469,342
Equity compensation plans not
  approved by security holders                        --                            --                             --
                                                      --                            --                             --
                                              ----------
Total                                            568,475                        $14.91                        469,342
                                              ==========                        ======                        =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

         Information required by this item is incorporated herein by reference to the section captioned "Audit and Other Fees Paid to Independent Accountant" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

         Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002, the Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

         Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2003 and 2002, the Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002, the Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

         Notes to Consolidated Financial Statements

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

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

NO.          DESCRIPTION
---          -----------

3.1          Certificate  of   Incorporation   of  First  South  Bancorp,   Inc.
             (Incorporated herein by reference from Exhibit 3.1 to the Company's
             Registration Statement on Form S-1 (File No. 333-16335)) 3.2 Bylaws
             of First South Bancorp, Inc., as amended
4.1          Form of Common  Stock  Certificate  of First  South  Bancorp,  Inc.
             (Incorporated  herein by reference  from Exhibit 1 to the Company's
             Registration Statement on Form 8-A)
4.2          Junior Subordinated Indenture between First South Bancorp, Inc. and
             The Bank of New York dated September 26, 2003
10.1(a)      Employment  Agreement between First South Bancorp,  Inc. and Thomas
             A. Vann, as amended
10.1(b)      Employment  Agreement  between First South Bank and Thomas A. Vann, as amended
10.2         Change in Control Protective  Agreements between Home Savings Bank,
             SSB, First South Bancorp,
             Inc.  and Mary R. Boyd,  Sherry L.  Correll,  Kristie  W.  Hawkins,
             Walter P. House and  William  R.  Outland  (Incorporated  herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
10.3         Supplemental Income Agreements as Amended and Restated December 14,
             1995 between Home Savings Bank, SSB and Sherry L. Correll, William
             R. Outland and Thomas A. Vann and the 1996 Amendment Thereto
             (Incorporated herein by reference from Exhibit 10.5 to the
             Company's Registration Statement on Form S-1 (File No. 333-16335))
10.4         Supplemental Income Plan Agreements as Amended and Restated
             December 14, 1995 between Home Savings Bank, SSB and James F.
             Buckman, Walter P. House, Thomas A. Vann and William L. Wall and
             the 1996 Amendment Thereto (Incorporated herein by reference from
             Exhibit 10.6 to the Company's Registration Statement on Form S-1
             (File No. 333-16335))
10.5         Home Savings Bank, SSB Director's Deferred Compensation Plan
             Agreements as Amended and Restated December 14, 1995 with Edmund T.
             Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher,
             Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton
             and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated
             herein by reference from Exhibit 10.7 to the Company's Registration
             Statement on Form S-1 (File No. 333-16335))
10.6         First South Bank  Director's  Retirement Plan Agreements as Amended
             and Restated December 14, 1995 with Edmund T. Buckman,  Jr., Linley
             H. Gibbs, Jr., Frederick N. Holscher,  Frederick H. Howdy,  Charles
             E. Parker,  Jr. and Thomas A. Vann, the 1996 Amendment  thereto and the 2003 Amendment thereto
10.7         Home Savings Bank, SSB Director's  Retirement Payment Agreements as
             Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr.,
             Linley H. Gibbs,  Jr.,  Frederick N. Holscher,  Frederick H. Howdy,
             Charles E. Parker,  Jr., and Thomas A. Vann and the 1996  Amendment
             Thereto  (Incorporated herein by reference from Exhibit 10.9 to the
             Company's Registration Statement on Form S-1 (File No. 333-16335))
10.8         Home Savings Bank,  SSB Directors  Retirement  Plan  Agreement with
             Marshall Singleton and the 2003 Amendment thereto
10.9         First South Bancorp, Inc. 1997 Stock Option Plan, as amended
             (Incorporated herein by reference from Exhibit 10.10 to the
             Company's Annual Report on Form 10-K for the Year Ended September
             30, 1999 (File No. 0-22219))
10.10        Employment  Agreement  between NewSouth Bank and H.D.  Reaves,  Jr.
             (Incorporated  herein by  reference  from Exhibit  10.10  Company's
             Annual  Report on Form 10-K for the Year Ended  September  30, 2000
             (File No. 0-22219))
10.11        Change-in-Control  Protective  Agreement  between First South Bank,
             First South  Bancorp,  Inc. and Jack L. Ashley  dated  November 15,
             2001  (Incorporated  herein by reference  from Exhibit 10.11 to the
             Company's  Annual Report on Form 10-K for the Year Ended  September
             30, 2001)
10.12        Change-in-Control Protective Agreement between First South Bank,
             First South Bancorp, Inc. and William L. Wall dated January 1, 2001
             (Incorporated herein by reference from Exhibit 10.12 to the
             Company's Annual Report on Form 10-K for the Year Ended September
             30, 2001 (File No. 0-22219))
10.13        Trust Preferred  Securities Guarantee Agreement between First South
             Bancorp, Inc., and The Bank of New York dated September 26, 2003
13           Annual Report to  Stockholders  for the Fiscal Year Ended  December
             31, 2003
21           Subsidiaries of the Registrant
23           Consent of PricewaterhouseCoopers LLP
31.1         Rule 13a-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a) Certification of Chief Financial Officer
32           Certification Pursuant to 18 U.S.C. Section 1350

         (B) REPORTS ON FORM 8-K. The Registrant filed the following Current Reports on Form 8-K during the last quarter covered by this Report:

                                                            FINANCIAL STATEMENTS
             DATE OF REPORT          ITEMS REPORTED                FILED
             --------------          --------------         --------------------

             October 1, 2003               5,7                       N/A
             October 20, 2003              7,12                      N/A
             October 30, 2003              5,7                       N/A

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

                                            FIRST SOUTH BANCORP, INC.
March 10, 2004
                                            By: /s/ Thomas A. Vann
                                                -------------------------------
                                                Thomas A. Vann
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann                                                March 10, 2004
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall                                               March 10, 2004
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Edmund T. Buckman, Jr.                                        March 10, 2004
--------------------------------------------
Edmund T. Buckman, Jr.
Director

/s/ Linley H. Gibbs, Jr.                                          March 10, 2004
--------------------------------------------
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher                                         March 10, 2004
--------------------------------------------
Frederick N. Holscher
Director

/s/ Frederick H. Howdy                                            March 10, 2004
--------------------------------------------
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.                                        March 10, 2004
--------------------------------------------
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton                                         March 10, 2004
--------------------------------------------
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.                                             March 10, 2004
--------------------------------------------
H. D. Reaves, Jr.
Director