Form 10-Q
period 2004-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2004-05-07
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ---                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ---                   SECURITIES EXCHANGE ACT OF 1934

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

Yes   X           No
   -------          ------

  Number of shares of common stock outstanding as of April 30, 2004: 6,247,211

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                                                PAGE
          ---------------------
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 2004
          (unaudited) and December 31, 2003                                                     1

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 2004 and 2003 (unaudited)                                                   2

          Consolidated Statements of Stockholders' Equity for the Three Months Ended
          March 31, 2004 (unaudited)                                                            3

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2004 and 2003 (unaudited)                                                   4

          Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           14

Item 4.   Controls and Procedures                                                              14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                                    15

Item 2.   Changes in Securities and Use of Proceeds                                            15

Item 3.   Defaults Upon Senior Securities                                                      15

Item 4.   Submission of Matters to a Vote of Security Holders                                  15

Item 5.   Other Information                                                                    15

Item 6.   Exhibits and Reports on Form 8-K                                                     15

Signatures                                                                                     16

Exhibits                                                                                       17

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31      DECEMBER 31
                                                                        2004             2003
                                                               -------------    -------------
                                     Assets                      (UNAUDITED)

Cash and due from banks                                        $  27,504,275    $  34,299,553
Interest-bearing deposits in financial institutions               17,096,618          625,051
Investment securities - available for sale                        49,815,383       50,071,520
Mortgage-backed securities - available for sale                    9,644,690       11,715,052
Loans and leases receivable, net:
  Held for sale                                                    9,669,456       10,924,148
  Held for investment                                            569,705,021      542,275,778
Premises and equipment, net                                        7,997,857        7,922,588
Real estate owned                                                    125,001          130,798
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                     1,992,500        2,127,200
Accrued interest receivable                                        3,172,880        3,073,093
Goodwill                                                           4,218,575        4,218,576
Mortgage servicing rights                                          1,847,347        1,886,522
Identifiable intangible assets                                       314,488               --
Prepaid expenses and other assets                                  5,534,053        5,313,528
Note receivable                                                    1,229,115        1,252,703
                                                               -------------    -------------

          Total assets                                         $ 709,867,259    $ 675,836,110
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                       $ 233,944,125    $ 227,863,599
  Savings                                                         21,235,744       20,292,472
  Large denomination certificates of deposit                     110,800,036      107,354,231
  Other time                                                     235,838,021      227,662,871
                                                               -------------    -------------
          Total deposits                                         601,817,926      583,173,173
Borrowed money                                                    30,940,814       19,338,059
Junior subordinated debentures                                    10,000,000       10,000,000
Deferred income taxes                                              1,027,439        1,114,567
Other liabilities                                                  9,459,317        7,046,758
                                                               -------------    -------------
          Total liabilities                                      653,245,496      620,672,557

  Common stock, $.01 par value, 8,000,000 shares authorized,
    6,283,183* and 4,190,335 shares issued and outstanding            62,832 *         41,903
  Additional paid-in capital                                      49,024,504       49,020,632
  Retained earnings, substantially restricted                      44,857,966 *    43,171,318
  Treasury stock at cost                                         (39,438,014)     (39,326,931)
  Accumulated other comprehensive income, net                      2,114,475        2,256,631
                                                               -------------    -------------
           Total stockholders' equity                             56,621,763       55,163,553
                                                               -------------    -------------

           Total liabilities and stockholders' equity          $ 709,867,259    $ 675,836,110
                                                               =============    =============

*Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                -----------------------
                                                                   2004         2003
                                                                ----------   ----------

Interest income:
  Interest and fees on loans                                    $8,386,121   $7,912,639
  Interest and dividends on investments and deposits               974,924    1,228,693
                                                                ----------   ----------
           Total interest income                                 9,361,045    9,141,332

Interest expense:
  Interest on deposits                                           2,120,735    2,704,429
  Interest on borrowings                                            38,821       37,536
  Interest on junior subordinated notes                            104,145           --
                                                                ----------   ----------
           Total interest expense                                2,263,701    2,741,965

Net interest income before provision for possible loan losses    7,097,344    6,399,367
Provision for  possible loan losses                                     --      333,919
                                                                ----------   ----------
           Net  interest income                                  7,097,344    6,065,448
                                                                ----------   ----------

Non-interest income:
  Loan fees and service charges                                  1,513,423    1,343,143
  Loan servicing fees                                              179,353      138,616
  Gain on sale of real estate, net                                   1,501       48,629
  Gain on sale of mortgage loans                                   146,838    1,016,698
  Gain on sale of mortgage-backed securities                        45,916      168,938
  Other  income                                                    269,326      203,992
                                                                ----------   ----------
           Total non-interest income                             2,156,357    2,920,016
                                                                ----------   ----------

Non-interest expense:
  Compensation and fringe benefits                               2,976,149    2,644,781
  Federal insurance premiums                                        21,655       22,038
  Premises and equipment                                           402,280      362,808
  Advertising                                                       38,706       48,527
  Payroll and other taxes                                          275,155      238,978
  Data processing                                                  529,960      463,845
  Amortization of mortgage servicing rights                         65,751       52,194
  Other                                                            555,671      586,481
                                                                ----------   ----------
           Total non-interest expense                            4,865,327    4,419,652
                                                                ----------   ----------

Income before income taxes                                       4,388,374    4,565,812

Income taxes                                                     1,612,600    1,722,907
                                                                ----------   ----------

NET INCOME                                                      $2,775,774   $2,842,905
                                                                ==========   ==========

Per share data: (*)
Basic earnings per share                                        $     0.44   $     0.46
Diluted earnings per share                                      $     0.42   $     0.43
Dividends per share                                             $     0.17   $     0.13
Weighted average shares Basic                                    6,281,980    6,242,537
Weighted average shares Diluted                                  6,625,951    6,634,978

(*) Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                                                                                      Accumulated
                                                                      Retained                           Other
                                                    Additional        Earnings,                      Comprehensive
                                        Common       Paid-in        Substantially     Treasury       Income (Loss),
                                        Stock        Capital         Restricted         Stock              Net           Total
                                    -----------   --------------   --------------   --------------   --------------   -----------
Balance, December 31, 2003          $    41,903   $   49,020,632   $   43,171,318   $  (39,326,931)  $    2,256,631   $55,163,553

Net income                                                              2,775,774                                       2,775,774

Three-for-two stock split paid in
  form of a 50% stock dividend *         20,942                           (20,942)                                              0

Other comprehensive income, net
  of taxes                                                                                                 (142,156)     (142,156)

Exercise of stock options                    32            3,872                            52,731                         56,635

Acquisition of treasury shares              (45)                                          (163,814)                      (163,859)

Dividends ($ .17 per share)*                                           (1,068,184)                                     (1,068,184)
                                    -----------   --------------   --------------   --------------   --------------   -----------

Balance, March 31, 2004             $    62,832   $   49,024,504   $   44,857,966   $  (39,438,014)  $    2,114,475   $56,621,763
                                    -----------   --------------   --------------   --------------   --------------   -----------

*Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                     ----------------------------
                                                                                         2004            2003
                                                                                     ------------    ------------

Operating activities
      Net Income                                                                     $  2,775,774    $  2,842,905
      Adjustments to reconcile net income to net cash provided
           in operating activities:
               Provision for loan losses                                                       --         333,919
               Depreciation                                                               173,443         168,868
               Impairment of servicing asset                                               42,338         135,336
               Impairment of real estate owned                                                 --          15,000
               Amortization of discounts on securities, net                               (34,573)        (46,632)
               Gain on disposal of premises and equipment and real estate owned            (1,501)        (48,629)
               Gain on sales of loans held for sale and mortgage-backed securities       (192,754)     (1,185,636)
               Originations of loans held for sale, net                                (8,240,038)    (32,382,838)
               Proceeds from sale of loans held for sale                                9,641,568      39,368,328
               Other operating activities                                               1,796,933      (4,645,655)
                                                                                     ------------    ------------
                    Net cash provided in operating activities                           5,961,190       4,554,966
                                                                                     ------------    ------------
Investing activities:
      Proceeds from principal repayments and sales of
           mortgage-backed securities available for sale                                2,177,704       6,982,359
      Originations of loans held for investment, net of principal repayments          (25,228,201)    (21,445,578)
      Proceeds from disposal of premises and equipment and real estate owned               11,662         338,250
      Redemption of FHLB stock                                                            134,700              --
      Purchases of premises and equipment                                                (178,076)        (33,930)
      Repayment of note receivable                                                         23,588          14,465
      Acquisition of two Central Carolina Bank branches                                15,622,724              --
                                                                                     ------------    ------------
                    Net cash used in investing activities                              (7,435,899)    (14,144,434)
                                                                                     ------------    ------------
Financing activities:
      Net increase in deposits                                                            298,480      35,518,274
      Proceeds from FHLB borrowings                                                    71,000,000      58,400,000
      Repayments of FHLB borrowings                                                   (60,000,000)    (85,400,000)
      Purchase of treasury shares                                                        (163,874)     (2,427,993)
      Proceeds from exercise of stock options                                              56,650         223,116
      Cash dividends paid                                                                (838,067)       (712,992)
      Net change in repurchase agreements                                                 602,755        (177,101)
                                                                                     ------------    ------------
                    Net cash provided by financing activities                          10,955,944       5,423,304
                                                                                     ------------    ------------

Increase (decrease) in cash and cash equivalents                                        9,481,235      (4,166,164)

Cash and cash equivalents, beginning of period                                         34,924,604      34,472,159
                                                                                     ------------    ------------

Cash and cash equivalents, end of period                                             $ 44,405,839    $ 30,305,995
                                                                                     ============    ============

Supplemental disclosures:
      Real estate acquired in settlement of loans                                    $         --    $     18,784
      Exchange of loans for mortgage-backed securities                               $         --    $  3,644,085
      Dividends declared, not paid                                                   $  1,074,799    $    830,120

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

NOTE 2. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

NOTE 3. STOCK SPLIT. On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4. DIVIDENDS DECLARED. On March 18, 2004, the Company declared a cash dividend of $0.17 per share, payable April 23, 2004 to stockholders of record as of April 2, 2004, adjusted for the stock split. This dividend payment represents a payout ratio of 38.6% of the basic earnings per share for the quarter ended March 31, 2004, and is the Company's twenty-eighth consecutive quarterly cash dividend.

NOTE 5. EARNINGS PER SHARE. Basic and diluted earnings per share for the quarter ended March 31, 2004 and 2003 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

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

NOTE 7. STOCK OPTIONS. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended March 31, 2004, 750 options were granted under the Plan, adjusted for the stock split. The weighted average remaining contractual life of currently outstanding options under the Plan is 57 months. At March 31, 2004, 847,980 options were outstanding and 704,013 options were reserved for future issuance, adjusted for the stock split. In addition, 219,540 options had been exercised under the Plan, adjusted for the stock split.

The Company accounts for the Plan under the provision of SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share - basic would have been adjusted to the pro forma amounts indicated below.

Three Months Ended March 30, 2004                             As Reported       Pro Forma
---------------------------------                             -----------      -----------
Net income attributable to common shareholders                $ 2,775,774      $ 2,753,811

Stock based compensation                                      $         0      $    33,184

Net income per share - basic*                                 $       .44      $       .44

Net income per share - diluted*                               $       .42      $       .42

*Adjusted for April 23, 2004 three-for-two stock split

NOTE 8. RECLASSIFICATIONS. Certain amounts reported in Consolidated Statements of Financial Condition as of December 31, 2003 have been reclassified to conform with the presentation for the period ended March 31, 2004. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 9. COMPREHENSIVE INCOME. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the quarter ended March 31, 2004 and 2003 is as follows:

                                                Quarter Ended
                                                  March 31,
                                             2004           2003
                                             ----           ----

Net income                               $ 2,775,774    $ 2,842,905
Reclassification of gain on
  sale of mortgage-backed securities         (45,916)      (168,938)
Losses unrealized, net of income taxes       (96,240)      (139,615)
                                         -----------    -----------
Other comprehensive loss                    (142,156)      (308,553)
                                         -----------    -----------
Comprehensive income                     $ 2,633,618    $ 2,534,352
                                         ===========    ===========

NOTE 10. SIGNIFICANT ACTIVITIES. On February 20, 2004, the Bank completed its acquisition of two of Central Carolina Bank's ("CCB") branch offices located in Greenville and New Bern, North Carolina.

Pursuant to a Purchase and Assumption Agreement ("Agreement") executed on October 29, 2003, the Bank assumed the deposits of these offices for a premium of approximately 1.5% of the assumed deposits, and purchased loans, fixed assets and certain other assets associated with the branch offices. Summary financial information related to the branch purchase transaction as of February 20, 2004 is as follows (unaudited): deposits - $18.4 million, cash and other assets - $15.8 million, loans receivable - $2.2 million, identifiable intangible assets - $314,000, and premises and equipment - $75,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company engages in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business, therefore, the discussion below focuses primarily on the results of operations of the Bank.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets increased to $709.9 million at March 31, 2004 from $675.8 million at December 31, 2003. Earning assets increased to $657.9 million at March 31, 2004 from $617.7 million at December 31, 2003, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 92.7% and 91.4% of total assets at March 31, 2004 and December 31, 2003, respectively.

Interest-bearing overnight deposits in financial institutions were $17.1 million at March 31, 2004, compared to $625,000 at December 31, 2003. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $59.5 million at March 31, 2004 and $61.8 million at December 31, 2003. The Bank has implemented strategies to sell certain securities during favorable interest rate windows, and securitize certain mortgage loans held for sale into mortgage-backed securities in order to maintain its regulatory liquidity at required levels.

During the quarter ended March 31, 2004, the Bank sold $2.2 million of mortgage-backed securities, compared to $3.0 million of mortgage-backed securities sales during the quarter ended March 31, 2003. No mortgage loans were securitized into mortgage-backed securities during the quarter ended March 31, 2004, compared to $3.6 million securitized during the quarter ended March 31, 2003. The mortgage-backed securities portfolio declined to $9.6 million at March 31, 2004, compared to $11.7 million at December 31, 2003.

Loans held for sale declined to $9.7 million at March 31, 2004 from $10.9 million at December 31, 2003. During the quarter ended March 31, 2004 the Bank sold $9.6 million of mortgage loans, compared to $39.4 million of sales during the quarter ended March 31, 2003. Net originations of loans held for sale declined to $8.2 million during the quarter ended March 31, 2004 from $32.4 million during the quarter ended March 31, 2003, reflecting a slow down in origination and refinancing volumes due to a recent nominal rise in interest rates.

Loans and leases held for investment increased to $569.7 million at March 31, 2004 from $542.3 million at December 31, 2003, reflecting a 20.2% annualized growth rate during the current quarter. This growth reflects the Bank's emphasis placed on structuring itself as a commercial banking entity.

Deposits increased to $601.8 million at March 31, 2004 from $583.2 million at December 31, 2003, primarily reflecting the CCB branch offices acquisition.
Checking accounts increased to $233.9 million at March 31, 2004 from $227.9 million at December 31, 2003, and represent 38.9% of total deposits at March 31, 2004, resulting from the Bank's efforts to attract more lower costing core checking accounts, while time deposits increased to $346.6 million at March 31, 2004 from $335.0 million at December 31, 2003.

FHLB advances and junior subordinated debentures, used primarily to fund loan originations and general banking operations, were $37.0 million at March 31, 2004, compared to $26.0 million at December 31, 2003. Borrowings, in the form of repurchase agreements, were $3.9 million at March 31, 2004 compared to $3.3 million at December 31, 2003. These borrowings represent funds in cash management accounts for commercial banking customers.

Stockholders' equity was $56.6 million at March 31, 2004, compared to $55.2 million at December 31, 2003. See "Consolidated Statements of Stockholders' Equity" for additional information. At March 31, 2004, the Company's equity to assets ratio was 8.0%, compared to 8.2% at December 31, 2003, primarily reflecting the growth in earning assets as previously discussed.

Accumulated other comprehensive income declined to $2.1 million at March 31, 2004 from $2.3 million at December 31, 2003, reflecting the impact of the mortgage-backed securities sale and the recent nominal rise in interest rates as previously discussed. See "Note 9. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" above for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $65.5 million at March 31, 2004, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

On March 18, 2004, the Company also declared a cash dividend of $0.17 per share, payable April 23, 2004 to stockholders of record as of April 2, 2004, adjusted for the stock split. This dividend payment represents a payout ratio of 38.6% of the basic earnings per share for the quarter ended March 31, 2004, and is the Company's twenty-eighth consecutive quarterly cash dividend.

During the quarter ended March 31, 2004, the Company acquired 4,536 shares of its common stock totaling $164,000 through open market and private purchases, pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At March 31, 2004, treasury shares held were 2,356,894 totaling $39.4 million, compared to 2,355,513 shares totaling $39.3 million at December 31, 2003. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. During the quarter ended March 31, 2004, 4,732 shares were issued as a result of the exercise of stock options compared to and 24,225 shares during the quarter ended March 31, 2003, adjusted for the stock split.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2004 AND 2003

GENERAL. Net income for each of the quarters ended March 31, 2004 and March 31, 2003 was $2.8 million, respectively. Basic earnings per share for the quarter ended March 31, 2004 was $0.44, compared to $0.46 per share for the quarter ended March 31, 2003, adjusted for the stock split. Diluted earnings per share for the quarter ended March 31, 2004 was $0.42 per share, compared to $0.43 per share for the quarter March 31, 2003, adjusted for the stock split.

INTEREST INCOME. Interest income was $9.4 million for the quarter ended March 31, 2004, compared to $9.1 million for the quarter ended March 31, 2003. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $624.4 million for the quarter ended March 31, 2004, compared to $575.3 million for the quarter ended March 31, 2003, reflecting the growth of loans and leases held for investment as discussed above. The yield on average interest-earning assets was 6.0% for the quarter ended March 31, 2004, compared to 6.4% for quarter ended March 31, 2003, primarily impacted by an overall decrease in interest rates between the respective periods.

INTEREST EXPENSE. Interest expense on deposits and borrowings declined to $2.3 million for the quarter ended March 31, 2004, from $2.7 million for the quarter ended March 31, 2003, reflecting the impact of changing interest rates and the change in the deposit mix as previously discussed. Average deposits and borrowings were $612.6 million for the quarter ended March 31, 2004, compared to $566.3 million for the quarter ended March 31, 2003. The effective cost of average deposits and borrowings was 1.5% for the quarter ended March 31, 2004, compared to 1.9% for the quarter ended March 31, 2003, primarily impacted by an overall decrease in interest rates between the respective periods and the increase in lower costing core checking accounts previously discussed.

NET INTEREST INCOME. Net interest income increased to $7.1 million for the quarter ended March 31, 2004 from $6.4 million for the quarter ended March 31, 2003. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.5% for the quarter ended March 31, 2004, compared to 4.4% for the quarter ended March 31, 2003. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.6% for the quarter ended March 31, 2004, compared to 4.5% for the quarter ended March 31, 2003.

PROVISION FOR LOAN LOSSES. During the quarter ended March 31, 2004, the Bank recorded no provisions for loan losses compared to $334,000 recorded during the quarter ended March 31, 2003. Provisions are necessary to support inherent losses and the risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting reserve for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the reserve for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank had reserves for potential loan losses of $7.6 million at March 31, 2004 and December 31, 2003, respectively. The ratio of reserves for loan losses to loans outstanding was 1.3% at March 31, 2004 and 1.4% at December 31, 2003. Non-performing assets declined to $2.6 million at March 31, 2004 from $2.8 million at December 31, 2003, although the total loans and leases increased significantly between the respective periods as previously discussed. Based on the improvement in credit quality, the Bank believes the current level of its reserves for loan losses is adequate and no additional provision was required during the quarter ended March 31, 2004. However, there are no assurances that probable future losses, if any, will not exceed estimated amounts of the current level of reserves for loan losses.

NONINTEREST INCOME. Noninterest income was $2.2 million for the quarter ended March 31, 2004, compared to $2.9 million for the quarter ended March 31, 2003. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. The increase in fees and service charges to $1.7 million for the quarter ended March 31, 2004 from $1.5 million for the quarter ended March 31, 2003 is attributable to the increased volume of loans and checking account deposits previously discussed. The Bank recorded $46,000 of gains from the sale of mortgage-backed securities during the quarter ended March 31, 2004, compared to $169,000 during the quarter ended March 31, 2003. Gains from the sales of mortgage loans declined to $147,000 for the quarter ended March 31, 2004 from $1.0 million for the quarter ended March 31, 2003. The quarter ended March 31, 2003 was a more advantageous period for selling mortgage loans due to increased origination and refinance volumes caused primarily by declining interest rates.

NONINTEREST EXPENSE. Noninterest expense was $4.9 million for the quarter ended March 31, 2004, compared to $4.4 million for the quarter ended March 31, 2003. The largest component of these expenses, compensation and fringe benefits, was $3.0 million for the quarter ended March 31, 2004, compared to $2.6 million for the quarter ended March 31, 2003. Full-time equivalent employees increased to 252 at March 31, 2004 from 238 at March 31, 2003. This growth is due to additional personnel resulting from opening two new full-service branch offices, the acquisition of the two CCB branch offices, and administrative staff required to support the 12.0% growth in assets between the periods. In addition, during the quarter ended March 31, 2004 the Bank recorded an expense of approximately $229,000 to eliminate a defined benefit pension plan unfunded liability.

Premises and equipment and data processing expenses have grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the new offices opened since March 31, 2003. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in earning assets, deposits and branch office locations.

INCOME TAXES. Income tax expense was $1.6 million for the quarter ended March 31, 2004, compared to $1.7 million for the quarter ended March 31, 2003. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Bank must meet a 15% regulatory liquidity requirement of liquid assets to deposits and short-term borrowings. At March 31, 2004, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $115.7 million, compared to $109.8 million at December 31, 2003, representing 18.3% and 18.2% of deposits and short-term borrowings at March 31,2004 and December 31,2003, respectively.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2004 and December 31, 2003.

IMPACT OF INFLATION AND CHANGING PRICES. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time and due to inflation. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary, causing interest rates to have greater impact on the Company's performance than general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The impact of inflation upon the Company is reflected in the cost and prices it pays for goods and services.

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

         INCOME TAXES. Deferred tax asset and liability balances are determined by application of temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any material impact on the Company's financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on the Company's financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies immediately to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective at the end of the first interim or annual period ending after December 15, 2003, to variable-interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51, "Consolidated Financial statements", or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 did not have any material impact on the Company's financial statements or results of operations.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

During the fourth quarter of 2003, the Company applied the provisions of FIN 46R to a wholly owned subsidiary trust that issued trust preferred securities to third-party investors. The application of FIN 46R resulted in the deconsolidation of the wholly owned subsidiary trust. The assets and liabilities of the subsidiary trust that was deconsolidated totaled $10.2 million and $9.9 million, respectively.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2003. The Company does not believe that any material adverse changes in market risk exposures have occurred since December 31, 2003.

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

a) Exhibits

     The following exhibit is filed herewith:

Exhibit
Number   Title
-----    -----

 31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

A Form 8-K was filed on January 8, 2004 under Item 5. Other Events and Required FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, reporting the Company had completed a previously announced 5% stock repurchase program and had adopted a new program to repurchase an additional 100,000 shares of common stock, representing 2.4% of its issued and outstanding shares.

A Form 8-K was filed on January 15, 2004 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, reporting the Company announced its unaudited financial results for the quarter ended December 31, 2003 and the year ended December 31, 2003.

A Form 8-K/A was filed on January 20, 2004, as Amendment No. 1 to the Form 8-K filed on January 15, 2004 to correctly file the Form 8-K under Item 7. Financial statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, reporting the Company announced its unaudited financial results for the quarter and year ended December 31, 2003, rather than under Items 7 and 9 as previously reported on the Form 8-K.

A Form 8-K was filed on January 8, 2004 under Item 5. Other Events and Required FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, reporting the Bank had completed the acquisition of two branch offices from Central Carolina Bank, a Division of National Bank of Commerce, located in New Bern, North Carolina and Greenville, North Carolina.

A Form 8-K was filed on March 24, 2004 under Item 5. Other Events and Required FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, reporting a 3-for-2 common stock split in the form of a 50% stock dividend, payable on April 23, 2004.

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

Date:    May 7, 2004