Form 10-Q/A
period 2004-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2004-05-20
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         Commission File Number: 0-22219
                                                 -------

                            FIRST SOUTH BANCORP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Virginia                                           56-1999749
-------------------------------                     ---------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No.)


             1311 Carolina Avenue, Washington, North Carolina 27889
             ------------------------------------------------------
                (Address of principal executive offices)(Zip Code)


                                 (252) 946-4178
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

     Number  of  shares  of  common  stock  outstanding  as of April  30,  2004:
6,247,211

                                EXPLANATORY NOTE

     First South Bancorp, Inc. (the "Company") is amending its Form 10-Q for the quarter ended March 31, 2004 to include the information required by Item 2(e) regarding the Company's purchases of its equity securities, which information was inadvertently excluded from the original filing.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


     The  following  table  sets  forth  information   regarding  the  Company's
repurchases of its Common Stock during the quarter ended March 31, 2004.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                      PURCHASED      PER SHARE         PROGRAMS         PROGRAMS
                   ------                      ---------     ----------       -------------  -----------------
              January 2004
              Beginning date: January 1         $4,536         $36.12           4,536(1)        143,196 (1)
              Ending date: January 31

              February 2004
              Beginning date: February 1            --             --              --                --
              Ending date: February 29

              March 2004
              Beginning date: March 1               --             --              --                --
              Ending date: March  31

              --------------------
               (1) Shares were purchased pursuant to a stock repurchase program announced on January 8, 2004. This repurchase program will expire on January 8, 2005. The Company had a program to repurchase up to 209,465 shares of common stock, which program expired on January 7, 2004. Subsequent to the repurchase of 4,536 shares of the Company's common stock, the Company paid a three-for-two stock split. The maximum number of shares that may yet be purchased under the plans or programs has been adjusted for the effect of the three-for-two stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    ---------

     The following exhibits are filed herewith:

     Exhibit
     Number       Title
     ------       -----
       31.1       Rule 13a-14(a) Certification of Chief Executive Officer
       31.2       Rule 13a-14(a) Certification of Chief Financial Officer
       32         Section 1350 Certification

(b) Reports on Form 8-K:
    --------------------

A Form 8-K was filed on January 8, 2004 under Item 5. Other  Events and Required
                                                      --------------------------
FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information
-------------              -----------------------------------------------------
and  Exhibits,  reporting  the Company had  completed a previously  announced 5%
-------------
stock repurchase program and had adopted a new program to repurchase an additional 100,000 shares of common stock, representing 2.4% of its issued and outstanding shares.

A Form 8-K was filed on January 15, 2004 under Item 7. Financial Statements, Pro
                                                       -------------------------
Forma Financial Information and Exhibits,  and Item 9. Regulation FD Disclosure,
----------------------------------------               -------------------------
reporting the Company announced its unaudited financial results for the quarter ended December 31, 2003 and the year ended December 31, 2003.

A Form 8-K/A was filed on January 20, 2004, as Amendment No. 1 to the Form 8-K filed on January 15, 2004 to correctly file the Form 8-K under Item 7. Financial
                                                                       ---------
Statements,  Pro Forma Financial Information and Exhibits,  and Item 12. Results
---------------------------------------------------------                -------
of Operations  and  Financial  Condition,  reporting  the Company  announced its
----------------------------------------
unaudited financial results for the quarter and year ended December 31, 2003, rather than under Items 7 and 9 as previously reported on the Form 8-K.

A Form 8-K was filed on January 8, 2004 under Item 5. Other  Events and Required
                                                      --------------------------
FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information
-------------              -----------------------------------------------------
and Exhibits,  reporting the Bank had  completed the  acquisition  of two branch
------------
offices from Central Carolina Bank, a Division of National Bank of Commerce, located in New Bern, North Carolina and Greenville, North Carolina.

A Form 8-K was filed on March 24, 2004 under Item 5. Other  Events and  Required
                                                     ---------------------------
FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information
-------------              -----------------------------------------------------
and Exhibits,  reporting a 3-for-2 common stock split in the form of a 50% stock
------------
dividend, payable on April 23, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST SOUTH BANCORP, INC.
                                  ------------------------------------------
                                  Registrant


                                  /s/ William L. Wall
                                  ------------------------------------------
                                  William L. Wall
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  /s/ Kristie W. Hawkins
                                  -----------------------------------------
                                  Kristie W. Hawkins
                                  Controller and Treasurer
                                  (Principal Accounting Officer)


Date:    May 19, 2004