Form 10-Q
period 2004-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2004-08-06
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219


                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                                    56-1999749
   ------------------------------                      ------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)

             1311 Carolina Avenue, Washington, North Carolina 27889
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (252) 946-4178
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No
   -----           -----

      Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  X           No
   -----           -----

      Number  of  shares  of common  stock  outstanding  as of  August 4,  2004:
6,222,216

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of June 30, 2004
             (unaudited) and December 31, 2003                                                     1

            Consolidated Statements of Operations for the Three and Six Months Ended
            June 30, 2004 and 2003 (unaudited)                                                     2

            Consolidated Statement of Stockholders' Equity for the Six Months Ended
            June 30, 2004 (unaudited)                                                              3

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2004 and 2003 (unaudited)                                                     4

            Notes to Consolidated Financial Statements (unaudited)                                 5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                  7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            13

Item 4.     Controls and Procedures                                                               13

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                     14

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      14

Item 3.     Defaults Upon Senior Securities                                                       14

Item 4.     Submission of Matters to a Vote of Security Holders                                   14

Item 5.     Other Information                                                                     15

Item 6.     Exhibits and Reports on Form 8-K                                                      15

Signatures                                                                                        15

Exhibits                                                                                          16



First South Bancorp, Inc.
Consolidated Statements of Financial Condition

                                                                  June 30         December 31
                                                                   2004             2003
                                                               -------------    -------------
                        Assets                                  (unaudited)


Cash and due from banks                                        $  36,233,293    $  34,299,553
Interest-bearing deposits in financial institutions                1,387,137          625,051
Investment securities - available for sale                        41,817,673       50,071,520
Mortgage-backed securities - available for sale                    7,725,088       11,715,052
Mortgage-backed securities - held for investment                   2,841,484               --
Loans and leases receivable, net:
  Held for sale                                                    7,224,474       10,924,148
  Held for investment                                            595,513,670      542,275,778
Premises and equipment, net                                        7,912,115        7,922,588
Real estate owned                                                    204,207          130,798
Federal Home Loan Bank of Atlanta
 stock, at cost which approximates market                          2,000,000        2,127,200
Accrued interest receivable                                        3,164,590        3,073,093
Goodwill                                                           4,218,576        4,218,576
Mortgage servicing rights                                          1,792,082        1,886,522
Identifiable intangible assets                                       306,540               --
Prepaid expenses and other assets                                  6,230,973        5,313,528
Note receivable                                                    1,205,230        1,252,703
                                                               -------------    -------------

          Total assets                                         $ 719,777,132    $ 675,836,110
                                                               =============    =============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                                       $ 238,432,694    $ 227,863,599
  Savings                                                         20,990,661       20,292,472
  Large denomination certificates of deposit                     106,974,644      107,354,231
  Other time                                                     230,186,484      227,662,871
                                                               -------------    -------------
          Total deposits                                         596,584,483      583,173,173
Borrowed money                                                    43,309,385       19,338,059
Junior subordinated debentures                                    10,000,000       10,000,000
Deferred income taxes                                                654,860        1,114,567
Other liabilities                                                 13,508,409        7,046,758
                                                               -------------    -------------
          Total liabilities                                      664,057,137      620,672,557

  Common stock, $.01 par value, 25,000,000 and 8,000,000
    shares authorized, respectively; 6,222,216 and 4,190,335
    shares issued and outstanding, respectively                       62,222           41,903
  Additional paid-in capital                                      38,006,340       49,020,632
  Retained earnings, substantially restricted                     46,697,864       43,171,318
  Treasury stock at cost                                         (30,258,077)     (39,326,931)
  Accumulated other comprehensive income, net                      1,211,646        2,256,631
                                                               -------------    -------------
           Total stockholders' equity                             55,719,995       55,163,553
                                                               -------------    -------------


           Total liabilities and stockholders' equity          $ 719,777,132    $ 675,836,110
                                                               =============    =============


See Notes to Consolidated Financial Statements.


First South Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)
                                                          Three Months Ended             Six Months Ended
                                                                June 30                     June 30
                                                       -------------------------    -------------------------
                                                          2004          2003           2004          2003
                                                       -----------   -----------    -----------   -----------
Interest income:
  Interest and fees on loans                           $ 8,915,319   $ 8,045,728    $17,301,440   $15,958,368
  Interest and dividends on investments and deposits       894,675     1,203,817      1,869,599     2,432,509
                                                       -----------   -----------    -----------   -----------
           Total interest income                         9,809,994     9,249,545     19,171,039    18,390,877

Interest expense:
  Interest on deposits                                   2,081,401     2,648,485      4,202,136     5,352,914
  Interest on borrowings                                   103,712        35,310        142,534        72,846
  Interest on junior subordinated notes                    103,756            --        207,900            --
                                                       -----------   -----------    -----------   -----------
           Total interest expense                        2,288,869     2,683,795      4,552,570     5,425,760


Net interest income before provision for loan losses     7,521,125     6,565,750     14,618,469    12,965,117
Provision for loan losses                                  400,000       122,000        400,000       455,918
                                                       -----------   -----------    -----------   -----------
           Net  interest income                          7,121,125     6,443,750     14,218,469    12,509,199
                                                       -----------   -----------    -----------   -----------

Non-interest income:
  Loan fees and service charges                          1,733,426     1,533,383      3,246,849     2,876,527
  Loan servicing fees                                      178,979       156,470        358,332       295,087
  Gain (loss) on sale of real estate, net                   14,986        (6,388)        16,486        42,240
  Gain on sale of mortgage loans                            98,381       783,394        245,220     1,800,091
  Gain on sale of mortgage-backed securities                42,928            --         88,844       168,938
  Other  income                                            219,182       219,589        488,509       423,331
                                                       -----------   -----------    -----------   -----------
           Total non-interest income                     2,287,882     2,686,448      4,444,240     5,606,214
                                                       -----------   -----------    -----------   -----------

Non-interest expense:
  Compensation and fringe benefits                       2,856,106     2,632,700      5,832,255     5,277,480
  Federal insurance premiums                                21,936        21,092         43,592        43,130
  Premises and equipment                                   405,601       377,753        807,881       740,311
  Advertising                                               44,095        46,964         82,801        95,492
  Payroll and other taxes                                  257,802       243,259        532,957       482,238
  Data processing                                          504,098       484,888      1,034,059       948,732
  Amortization of intangible assets                         77,088        57,215        142,839       109,409
  Other                                                    624,368       641,795      1,180,038     1,228,277
                                                       -----------   -----------    -----------   -----------
           Total non-interest expense                    4,791,094     4,505,666      9,656,422     8,925,069
                                                       -----------   -----------    -----------   -----------

Income before income taxes                               4,617,913     4,624,532      9,006,287     9,190,344

Income taxes                                             1,713,792     1,737,255      3,326,392     3,460,162
                                                       -----------   -----------    -----------   -----------

Net income                                             $ 2,904,121   $ 2,887,277    $ 5,679,895   $ 5,730,182
                                                       ===========   ===========    ===========   ===========


Per share data: (*)
Basic earnings per share                               $      0.47   $      0.47    $      0.91   $      0.92
Diluted earnings per share                             $      0.44   $      0.44    $      0.87   $      0.87
Dividends per share                                    $      0.17   $      0.13    $      0.34   $      0.27
Weighted average shares Basic                            6,241,314     6,200,401      6,261,764     6,221,802
Weighted average shares Diluted                          6,579,166     6,570,394      6,545,347     6,602,520


(*) Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.


First South Bancorp, Inc.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2004
(unaudited)


                                                              Retained                      Accumulated
                                              Additional      Earnings,                        Other
                                  Common       Paid-in        Substantially   Treasury      Comprehensive
                                  Stock        Capital        Restricted       Stock         Income, Net       Total
                               ------------   ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2003      $    41,903   $ 49,020,632   $ 43,171,318   $(39,326,931)   $  2,256,631   $ 55,163,553

Net income                                                      5,679,895                                     5,679,895

Three-for-two stock split,
  including fractional shares *      20,828     (10,832,989)     (20,828)     10,832,989                              0


Other comprehensive loss,
 net of taxes                                                                                 (1,044,985)    (1,044,985)

Exercise of stock options               263       (181,303)                      445,869                        264,829

Acquisition of treasury shares         (772)                                  (2,210,004)                    (2,210,776)

Dividends ($ .34 per share)                                    (2,132,521)                                   (2,132,521)
                               ------------   ------------   ------------   ------------    ------------   ------------

Balance, June 30, 2004         $     62,222   $ 38,006,340   $ 46,697,864   $(30,258,077)   $  1,211,646   $ 55,719,995
                               ------------   ------------   ------------   ------------    ------------   ------------


*April 23, 2004 three-for-two stock split.


See Notes to Consolidated Financial Statements.


First South Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)
                                                                                         Six Months Ended
                                                                                              June 30
                                                                                 ------------------------------
                                                                                     2004             2003
                                                                                 -------------    -------------

Operating activities
     Net Income                                                                  $   5,679,895    $   5,730,182
     Adjustments to reconcile net income to net cash provided
        in operating activities:
           Provision for loan losses                                                   400,000          455,918
           Depreciation                                                                357,162          339,359
           Impairment of servicing asset                                                98,403          414,668
           Impairment of real estate owned                                                  --           80,000
           Amortization of discounts on securities, net                                (64,224)         (88,889)
           Gain on disposal of premises and equipment and real estate owned            (16,486)         (41,509)
           Gain on sales of loans held for sale and mortgage-backed securities        (334,064)      (1,969,029)
           Originations of loans held for sale, net                                (19,034,114)     (76,092,963)
           Proceeds from sale of loans held for sale                                20,137,524       78,980,794
           Other operating activities                                                5,168,502       (4,062,450)
                                                                                 -------------    -------------
               Net cash provided in operating activities                            12,392,598        3,746,081
                                                                                 -------------    -------------
Investing activities:
     Proceeds from maturities of investment securities available for sale            7,000,000        2,000,000
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                                3,892,187       10,068,728
     Originations of loans held for investment, net of principal repayments        (51,528,056)     (48,074,719)
     Proceeds from disposal of premises and equipment and real estate owned             38,647          444,148
     Redemption of FHLB stock                                                          127,200          275,300
     Purchases of premises and equipment                                              (276,053)         (68,254)
     Repayment of note receivable                                                       47,473           37,187
     Acquisition of two Central Carolina Bank branches                              15,817,778               --
                                                                                 -------------    -------------
               Net cash used in investing activities                               (24,880,824)     (35,317,610)
                                                                                 -------------    -------------
Financing activities:
     Net increase (decrease) in deposits                                            (4,934,963)      54,496,352
     Proceeds from FHLB borrowings                                                 154,300,000      115,400,000
     Repayments of FHLB borrowings                                                (130,800,000)    (134,400,000)
     Purchase of treasury shares                                                    (2,210,890)      (3,460,263)
     Proceeds from exercise of stock options                                           264,829          406,087
     Cash dividends paid                                                            (1,906,250)      (1,541,612)
     Net change in repurchase agreements                                               471,326           16,437
                                                                                 -------------    -------------
               Net cash provided by financing activities                            15,184,052       30,917,001
                                                                                 -------------    -------------

Increase (decrease) in cash and cash equivalents                                     2,695,826         (654,528)

Cash and cash equivalents, beginning of period                                      34,924,604       34,472,159
                                                                                 -------------    -------------

Cash and cash equivalents, end of period                                         $  37,620,430    $  33,817,631
                                                                                 =============    =============


Supplemental disclosures:
     Real estate acquired in settlement of loans                                 $      91,206    $     309,909
     Exchange of loans for mortgage-backed securities-held for investment$           2,841,484    $   8,952,095
     Dividends declared, not paid                                                $   1,057,777    $     826,706


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

Note 2. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

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

Note 5. Earnings Per Share. Basic and diluted earnings per share for the three and six month periods ended June 30, 2004 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

Note 6. Stock Options. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended June 30, 2004, no options were granted under the Plan. The weighted average remaining contractual life of currently outstanding options under the Plan is 52 months. At June 30, 2004, 825,582 options were outstanding and 703,268 options were reserved for future issuance, adjusted for the stock split. In addition, 223,683 options had been exercised under the Plan, adjusted for the stock split.

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


Three Months Ended June 30, 2004                                     As Reported     Pro Forma
--------------------------------                                     -----------     ---------
Net income attributable to common shareholders                        $2,904,121    $2,884,298
Stock based compensation                                              $        0    $   30,035
Net income per share - basic                                          $      .47    $      .46
Net income per share - diluted                                        $      .44    $      .44


Six Months Ended June 30, 2004                                       As Reported     Pro Forma
------------------------------                                       -----------     ---------
Net income attributable to common shareholders                        $5,679,895    $5,640,249
Stock based compensation                                              $        0    $   60,070
Net income per share - basic                                          $      .91    $      .90
Net income per share - diluted                                        $      .87    $      .86


Three Months Ended June 30, 2003                                     As Reported     Pro Forma
--------------------------------                                     -----------     ---------
Net income attributable to common shareholders                        $2,887,277    $2,857,096
Stock based compensation                                              $        0    $   45,728
Net income per share - basic                                          $      .47    $      .46
Net income per share - diluted                                        $      .44    $      .43

Six Months Ended June 30, 2003                                       As Reported     Pro Forma
------------------------------                                       -----------     ---------
Net income attributable to common shareholders                        $5,730,182    $5,669,821
Stock based compensation                                              $        0    $   91,456
Net income per share - basic                                          $      .92    $      .91
Net income per share - diluted                                        $      .87    $      .86


Note 7. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2004 and 2003 is as follows:


                                     Three Months Ended June 30,         Six Months Ended June 30,
                                        2004             2003             2004              2003
                                    ------------      -----------      -----------      -----------

Net income                           $ 2,904,121      $ 2,887,277      $ 5,679,895      $ 5,730,182
Reclassification of gain on
  sale of securities                     (42,928)               0          (88,844)        (168,938)
Losses unrealized, net
  of income taxes                       (859,901)        (126,511)        (956,101)        (226,126)
                                    ------------      -----------      -----------      -----------
Other comprehensive income (loss)       (902,829)        (126,511)      (1,044,985)        (435,064)
                                    ------------      -----------      -----------      -----------
Comprehensive income                $  2,001,292      $ 2,760,766      $ 4,634,910      $ 5,295,118
                                    ============      ===========      ===========      ===========


Note 8. Reclassifications. Certain amounts reported in the Consolidated Statements of Financial Condition as of December 31, 2003 have been reclassified to conform to the presentation for the period ended June 30, 2004. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 9. Acquisitions. On February 20, 2004, the Bank completed its acquisition of two of Central Carolina Bank's ("CCB") branch offices located in Greenville and New Bern, North Carolina. Pursuant to a Purchase and Assumption Agreement ("Agreement") executed on October 29, 2003, the Bank assumed the deposits of these offices for a premium of approximately 1.5% of the assumed deposits, and purchased loans, fixed assets and certain other assets associated with the branch offices. Summary financial information related to the branch purchase transaction as of February 20, 2004 is as follows (unaudited) (in thousands):

         Loans receivable                       $2,212
         Premises and equipment                     75
         Identifiable intangible assets            314
         Other assets                               46
         Deposits                              (18,373)
                                               -------
         Net cash received                     $15,818
                                               =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets increased to $719.8 million at June 30, 2004 from $675.8 million at December 31, 2003, reflecting a 13.0% annualized internal growth rate. Earning assets increased to $658.5 million at June 30, 2004 from $617.7 million at December 31, 2003, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 91.5% of total assets at June 30, 2004 compared to 91.4% at December 31, 2003.

Interest-bearing overnight deposits in financial institutions were $1.4 million at June 30, 2004, compared to $625,000 at December 31, 2003. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $49.5 million at June 30, 2004 and $61.8 million at December 31, 2003. The Bank has implemented strategies to sell certain securities during favorable interest rate windows, and securitize certain mortgage loans held for sale into mortgage-backed securities in order to maintain sufficient liquidity levels. The Bank sold $916,000 and $2.5 million of securities available for sale during the three and six months ended June 30, 2004, compared to no security sales during the three months ended June 30, 2003 and $3.0 million sold during the six months ended June 30, 2003. The Bank securitized $2.8 million of mortgage loans into mortgage-backed securities held for investment during both the three and six months ended June 30, 2004, compared to $5.3 million and $9.0 million of mortgage loans securitized into mortgage-backed securities held for sale during the three and six months ended June 30, 2003. The total mortgage-backed securities portfolio was $10.6 million at June 30, 2004, compared to $11.7 million at December 31, 2003.

Loans held for sale declined to $7.2 million at June 30, 2004 from $10.9 million at December 31, 2003. The sale of loans held for sale declined to $10.5 million and $20.1 million during the three and six months ended June 30, 2004, compared to $39.6 million and $79.0 million sold during the three and six months ended June 30, 2003, reflecting a slow down in origination and refinancing volumes due to a recent nominal rise in interest rates. Net loans and leases held for investment increased to $595.5 million at June 30, 2004 from $542.3 million at December 31, 2003, reflecting a 19.6% annualized net growth rate during the period. This growth reflects the Bank's emphasis on structuring its loan portfolio as a commercial banking entity.

Deposits increased to $596.6 million at June 30, 2004 from $583.2 million at December 31, 2003, primarily reflecting the acquisition of two branch offices. Checking accounts increased at an annualized growth of 9.3% to $238.4 million at June 30, 2004 from $227.9 million at December 31, 2003, resulting from the
Bank's efforts to attract more lower costing core checking accounts. Time deposits increased to $337.2 million at June 30, 2004 from $335.0 million at December 31, 2003.

FHLB advances and junior subordinated debentures used primarily to fund loan originations and general banking operations were $49.5 million at June 30, 2004, compared to $26.0 million at December 31, 2003. Borrowings in the form of repurchase agreements were $3.8 million at June 30, 2004 compared to $3.3 million at December 31, 2003. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $55.7 million at June 30, 2004, compared to $55.2 million at December 31, 2003. See "Consolidated Statements of Stockholders' Equity" for additional information. At June 30, 2004, the Company's equity to assets ratio was 7.7%, compared to 8.2% at December 31, 2003, primarily reflecting the growth in earning assets as previously discussed.

Accumulated other comprehensive income declined to $1.2 million at June 30, 2004 from $2.3 million at December 31, 2003, reflecting the impact of the securities sales and the recent nominal rise in interest rates, as previously discussed. See "Note 8. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" above for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $64.3 million at June 30, 2004, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of common stock for every two shares held on the record date. All current year and prior period share and per share data has been adjusted to reflect the stock split.

On June 24, 2004, the Company also declared a cash dividend of $0.17 per share, payable July 23, 2004 to stockholders of record as of July 5, 2004, adjusted for the stock split. This dividend payment represents a payout ratio of 36.2% of the basic earnings per share for the quarter ended June 30, 2004, and is the Company's twenty-ninth consecutive quarterly cash dividend.

During the three and six months ended June 30, 2004, the Company acquired 72,643 and 77,179 shares of its common stock, respectively, through open market and private purchases pursuant to a stock repurchase plan previously adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2004, treasury shares held were 1,777,784 totaling $30.3 million, compared to 2,355,513 shares totaling $39.3 million at December 31, 2003. During the quarter ended June 30, 2004, the Company used 628,610 shares of treasury shares to issue common stock for the stock split previously discussed. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. During the three and six months ended June 30, 2004, 23,143 and 27,769 shares, respectively, were issued as a result of the exercise of stock options, compared to 14,350 and 30,500 shares, respectively, issued during the three and six months ended June 30, 2003.

Comparison of Operating Results - Three and Six Months Ended June 30, 2004 and 2003

General. Net income for each of the three and six month periods ended June 30, 2004 and 2003 was $2.9 million and $5.7 million, respectively. Basic earnings per share was $0.47 and $0.91 per share for the three and six months ended June 30, 2004, compared to $0.47 and $0.92 per share for the three and six months ended June 30, 2003, adjusted for the stock split. Diluted earnings per share was $0.44 and $0.87, respectively, for each of the three and six month periods ended June 30, 2004 and 2003, adjusted for the stock split.

Core earnings during the three and six months ended June 30, 2004 were supported by significant growth in net interest income, reflecting growth in both the commercial and consumer loan portfolio and in lower costing core checking accounts. During the three and six months ended June 30, 2004 the Company experienced much less dependence on gains from mortgage loan sales, as compared to the three and six months ended June 30, 2003, which was an advantageous period for selling loans due to increased origination and refinance volumes caused primarily by declining interest rates.

Interest Income. Interest income was $9.8 million and $19.2 million for the three and six months ended June 30, 2004, compared to $9.2 million and $18.4 million for the three and six months ended June 30, 2003. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $655.5 million and $641.2 million for the three and six months ended June 30, 2004, compared to $595.8 million and $586.0 million for the three and six months ended June 30, 2003, reflecting the growth in loans and leases held for investment as previously discussed. The yield on average interest-earning assets was 6.0% for both the three and six months ended June 30, 2004, compared to 6.2% and 6.3% for the three and six months ended June 30, 2003, primarily impacted by an overall decrease in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $2.3 million and $4.6 million for the three and six months ended June 30, 2004, compared to $2.7 million and $5.4 million for the three and six months ended June 30, 2003, reflecting the impact of changing interest rates and the change in the core deposit mix as previously discussed. Average deposits and borrowings were $637.9 million and $629.6 million for the three and six months ended June 30, 2004, compared to $585.0 million and $576.1 million for the three and six months ended June 30, 2003. The effective cost of average deposits and borrowings was 1.4% and 1.5% for the three and six months ended June 30, 2004, compared to 1.8% and 1.9% for the three and six months ended June 30, 2003.

Net Interest Income. Net interest income was $7.5 million and $14.6 million for the three and six months ended June 30, 2004, compared to $6.6 million and $13.0 million for the three and six months ended June 30, 2003. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.6% and 4.5% for the three and six months ended June 30, 2004, compared to 4.4% for both the three and six months ended June 30, 2003. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.6% for both the three and six months ended June 30, 2004, compared to 4.4% for both the three and six months ended June 30, 2003.

Provision for Loan Losses. The Bank recorded $400,000 of provisions for loan losses for both the three and six months ended June 30, 2004, compared to $122,000 and $456,000 recorded in the three and six months ended June 30, 2003. Provisions were necessary to support inherent losses and risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting reserve for loan losses is adequate to absorb probable losses on loans that may become uncollectible.
Additions to the reserve for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank maintained reserves for loan losses of $7.9 million at June 30, 2004, compared to $7.6 million at December 31, 2003. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at June 30, 2004 compared to 1.4% at December 31, 2003. Non-performing assets increased to $3.2 million at June 30, 2004 from $2.8 million at December 31, 2003, as total loans and leases increased significantly between the respective periods as previously discussed. Based on the credit quality of the loan and lease portfolio, the Bank believes the current level of its reserves for loan losses is adequate. However, there are no assurances that probable future losses, if any, will not exceed estimated amounts of the current level of reserves for loan losses.

Noninterest Income. Noninterest income declined to $2.3 million and $4.4 million for the three and six months ended June 30, 2004, from $2.7 million and $5.6 million for the three and six months ended June 30, 2003. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges increased to $1.9 million and $3.6 million for the three and six months ended June 30, 2004, from $1.7 million and $3.2 million for the three and six months ended June 30, 2003. The increase in fees and service charges during the current periods is attributable to a greater volume of loans and checking deposits as previously discussed. In addition, the Bank recorded $98,000 and $245,000 of gains from sales of loans during the three and six months ended June 30, 2004, compared to $783,000 and $1.8 million during the three and six months ended June 30, 2003, reflecting the slow down in origination and refinancing volumes.

Noninterest Expense. Noninterest expenses were $4.8 million and $9.7 million for the three and six months ended June 30, 2004, compared to $4.5 million and $8.9 million for the three and six months ended June 30, 2003. The largest component of these expenses, compensation and fringe benefits, was $2.9 million and $5.8 million for the three and six months ended June 30, 2004, compared to $2.6 million and $5.3 million for the three and six months ended June 30, 2003. Fulltime equivalent employees increased to 250 at June 30, 2004 from 236 at June 30, 2003. This growth is due to additional personnel resulting from opening two new de novo full-service branch offices, the acquisition of two branch offices, and administrative staff required to support the greater volume of loans and checking deposits as previously discussed. In addition, during the six months ended June 30, 2004 the Bank recorded an expense of approximately $229,000 to eliminate a defined benefit pension plan unfunded liability.

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

Income Taxes. Income tax expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2004, compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2003. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of
Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit
withdrawals,   fund  future  loan   commitments,   maintain   adequate   reserve
requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At June 30, 2004, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $99.1 million, compared to $109.8 million at December 31, 2003, representing 15.5% and 18.2% of deposits and short-term borrowings for the respective periods.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank manages its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2004 and December 31, 2003.

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

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or risks in its portfolio will not require adjustments to the allowance.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since June 30, 2004. The Company does not believe that any material adverse changes in market risk exposures occurred since June 30, 2004.

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

Item l.  Legal Proceedings

The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2004.


                                                                              Total Number
                                                                                of Shares
                                                                                Purchased         Maximum
                                                                               as Part of    Number of Shares
                                                 Total                          Publicly      that May Yet Be
                                               Number of       Average          Announced     Purchased Under
                                                Shares       Price Paid         Plans or       the Plans or
                   Period                      Purchased      per Share       Programs (1)     Programs (1)
                   ------                      ---------      ---------       ------------     ------------

              April 2004
              Beginning date: April 1           24,504         $35.86            24,504          120,960
              Ending date: April 30

              May 2004
              Beginning date: May 1             29,356         $24.35            29,356           91,604
              Ending date: May 31

              June 2004
              Beginning date: June 1            18,783         $24.14            18,783           72,821
              Ending date: June 30

              --------------------
              (1) Shares were purchased pursuant to a stock repurchase program announced on January 8, 2004. This repurchase program will expire on January 8, 2005. Subsequent to announcing the stock repurchase program, on April 23, 2004 the Company paid a three-for-two stock split. The maximum number of shares that may yet be purchased under the plans or programs has been adjusted for the effect of the three-for-two stock split.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 20, 2004, the following matters were submitted to a vote of stockholders with the following results:

A. The election of two directors:

            Name                            For                  Withheld
            Three-year terms:            ---------               --------
            Linley H. Gibbs, Jr.         3,561,310                17,504
            Thomas A. Vann               3,523,732                55,082

      B. An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000:

                                           For          Against     Abstain
                                         ---------      -------     -------
         Number of eligible votes cast   3,456,989      116,182      5,643

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

     The following exhibits are filed herewith:

     Exhibit
     Number              Title
     -------             -----
      31.1               Rule 13a-14(a) Certification of Chief Executive Officer
      31.2               Rule 13a-14(a) Certification of Chief Financial Officer
      32                 Section 1350 Certification

b) Reports on Form 8-K:

A Form 8-K was filed on April 15, 2004 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, reporting the Company announced its unaudited financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         FIRST SOUTH BANCORP, INC.


         /s/ William L. Wall                      /s/ Kristie W. Hawkins
         -----------------------------            ----------------------
         William L. Wall                          Kristie W. Hawkins
         Executive Vice President                 Controller
         Chief Financial Officer                  Treasurer
         (Principal Financial Officer)            (Principal Accounting Officer)

         Date:    August 5, 2004                  Date:    August 5, 2004