Form 10-Q
period 2004-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2004-11-05
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
                               --------    ---------

Commission File Number: 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                                  56-1999749
------------------------------                              -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|         No |_|

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes |X|         No |_|

Number of shares of common stock outstanding as of October 30, 2004: 6,248,678

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                                                  PAGE
          ---------------------                                                                  ----
Item 1.   Financial Statements
            Consolidated Statements of Financial Condition as of September 30, 2004
             (unaudited) and December 31, 2003                                                    1

            Consolidated Statements of Operations for the Three and Nine Months Ended
            September 30, 2004 and 2003 (unaudited)                                               2

            Consolidated Statement of Stockholders' Equity for the Nine Months Ended
            September 30, 2004 (unaudited)                                                        3

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2004 and 2003 (unaudited)                                               4

            Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             13

Item 4.   Controls and Procedures                                                                13

PART II.  OTHER INFORMATION
          ----------------

Item 1.   Legal Proceedings                                                                      14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                            14

Item 3.   Defaults Upon Senior Securities                                                        15

Item 4.   Submission of Matters to a Vote of Security Holders                                    15

Item 5.   Other Information                                                                      15

Item 6.   Exhibits                                                                               15

Signatures                                                                                       15

Exhibits                                                                                         16

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30      DECEMBER 31
                                                                        2004             2003
                                                               -------------    -------------
                        Assets                                 (UNAUDITED)

Cash and due from banks                                        $  19,361,553    $  34,299,553
Interest-bearing deposits in financial institutions                  521,636          625,051
Investment securities - available for sale                        37,531,690       50,071,520
Mortgage-backed securities - available for sale                    7,295,187       11,715,052
Mortgage-backed securities - held for investment                   2,728,829               --
Loans and leases receivable, net:
  Held for sale                                                    5,793,398       10,924,148
  Held for investment                                            614,504,432      542,275,778
Premises and equipment, net                                        8,539,848        7,922,588
Real estate owned                                                    186,778          130,798
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                     2,000,000        2,127,200
Accrued interest receivable                                        3,352,624        3,073,093
Goodwill                                                           4,218,576        4,218,576
Mortgage servicing rights                                          1,742,265        1,886,522
Identifiable intangible assets                                       298,680                -
Prepaid expenses and other assets                                  5,402,125        5,313,528
Note receivable                                                    1,181,045        1,252,703
                                                               -------------    -------------

          Total assets                                         $ 714,658,666    $ 675,836,110
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                                       $ 235,895,859    $ 227,863,599
  Savings                                                         22,708,653       20,292,472
  Large denomination certificates of deposit                     112,318,729      107,354,231
  Other time                                                     245,033,186      227,662,871
                                                               -------------    -------------
          Total deposits                                         615,956,427      583,173,173
Borrowed money                                                    22,300,436       19,338,059
Junior subordinated debentures                                    10,000,000       10,000,000
Deferred income taxes                                                544,231        1,114,567
Other liabilities                                                  8,217,485        7,046,758
                                                               -------------    -------------
          Total liabilities                                      657,018,579      620,672,557

  Common stock, $.01 par value, 25,000,000 and 8,000,000
    shares authorized, respectively; 6,248,678 and 4,190,335
    shares issued and outstanding, respectively                       62,487           41,903
  Additional paid-in capital                                      37,765,652       49,020,632
  Retained earnings, substantially restricted                     48,626,410       43,171,318
  Treasury stock at cost                                         (29,845,608)     (39,326,931)
  Accumulated other comprehensive income, net                      1,031,146        2,256,631
                                                               -------------    -------------
           Total stockholders' equity                             57,640,087       55,163,553
                                                               -------------    -------------

           Total liabilities and stockholders' equity          $ 714,658,666    $ 675,836,110
                                                               =============    =============

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30                SEPTEMBER 30
                                                       -------------------------   -------------------------
                                                              2004          2003          2004         2003
                                                       -------------------------   -------------------------
Interest income:
  Interest and fees on loans                           $ 9,346,970   $ 8,145,992   $26,648,410   $24,104,360
  Interest and dividends on investments and deposits       830,513     1,070,908     2,700,112     3,503,417
                                                       -----------   -----------   -----------   -----------
           Total interest income                        10,177,483     9,216,900    29,348,522    27,607,777

Interest expense:
  Interest on deposits                                   2,252,362     2,396,706     6,454,498     7,749,619
  Interest on borrowings                                   112,779        24,918       255,312        97,764
  Interest on junior subordinated notes                    115,926         5,680       323,826         5,680
                                                       -----------   -----------   -----------   -----------
           Total interest expense                        2,481,067     2,427,304     7,033,636     7,853,063

Net interest income before provision for loan losses     7,696,416     6,789,596    22,314,886    19,754,714
Provision for loan losses                                  268,000       395,000       668,000       850,919
                                                       -----------   -----------   -----------   -----------
           Net  interest income                          7,428,416     6,394,596    21,646,886    18,903,795
                                                       -----------   -----------   -----------   -----------

Non-interest income:
  Loan fees and service charges                          1,658,555     1,549,982     4,905,404     4,426,508
  Loan servicing fees                                      182,220       198,024       540,552       493,111
  Gain on sale of real estate, net                           1,147        75,082        17,633       117,322
  Gain on sale of mortgage loans                           148,274       800,816       393,493     2,600,907
  Gain on sale of mortgage-backed securities                    --       122,800        88,844       291,738
  Other  income                                            244,855       208,099       733,364       631,431
                                                       -----------   -----------   -----------   -----------
           Total non-interest income                     2,235,051     2,954,803     6,679,290     8,561,017
                                                       -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and fringe benefits                       3,000,235     2,663,719     8,832,490     7,941,199
  Federal insurance premiums                                21,759        63,447        65,351       106,577
  Premises and equipment                                   399,347       392,216     1,207,228     1,132,527
  Advertising                                               63,907        69,718       146,708       164,710
  Payroll and other taxes                                  239,377       238,508       772,334       720,746
  Data processing                                          513,811       480,678     1,547,869     1,429,410
  Amortization of intangible assets                         77,990        64,768       220,829       174,177
  Other                                                    563,953       624,100     1,743,992     1,852,877
                                                       -----------   -----------   -----------   -----------
           Total non-interest expense                    4,880,379     4,597,154    14,536,801    13,522,223
                                                       -----------   -----------   -----------   -----------

Income before income taxes                               4,783,088     4,752,245    13,789,375    13,942,589

Income taxes                                             1,792,266     1,786,081     5,118,658     5,246,243
                                                       -----------   -----------   -----------   -----------

NET INCOME                                             $ 2,990,822   $ 2,966,164   $ 8,670,717   $ 8,696,346
                                                       ===========   ===========   ===========   ===========

Per share data: (*)
Basic earnings per share                               $      0.48   $      0.48   $      1.39   $      1.40
Diluted earnings per share                             $      0.46   $      0.45   $      1.32   $      1.32
Dividends per share                                    $      0.17   $      0.13   $      0.51   $      0.39
Weighted average shares Basic                            6,228,697     6,208,111     6,250,742     6,217,168
Weighted average shares Diluted                          6,554,013     6,589,464     6,545,261     6,594,288

(*)   Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

                                                                                                    Accumulated
                                                                     Retained                         Other
                                                     Additional     Earnings,                      Comprehensive
                                       Common         Paid-in      Substantially     Treasury         Income,
                                       Stock          Capital        Restricted       Stock            Net             Total
                                    ------------    ------------   -------------    ------------   --------------   ------------
Balance, December 31, 2003          $     41,903    $ 49,020,632    $ 43,171,318    $(39,326,931)   $   2,256,631   $ 55,163,553

Net income                                                             8,670,717                                       8,670,717

Three-for-two stock split,
  including fractional shares *           20,828     (10,832,989)        (20,828)     10,832,989                               0

Other comprehensive loss, net
  of taxes                                                                                             (1,225,485)    (1,225,485)

Exercise of stock options                    578        (543,656)                        981,867                         438,789

Acquisition of treasury shares              (773)                                     (2,211,917)                     (2,212,690)

Shares traded to exercise options            (49)        121,665                        (121,616)                              0

Dividends ($ .51 per share)                                           (3,194,797)                                     (3,194,797)
                                    ------------    ------------    ------------    ------------    -------------   ------------

Balance, September 30, 2004         $     62,487    $ 37,765,652    $ 48,626,410    $(29,845,608)   $   1,031,146   $ 57,640,087
                                    ------------    ------------    ------------    ------------    -------------   ------------

*     April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

FIRST SOUTH BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                 ------------------------------
                                                                                     2004             2003
                                                                                 ------------------------------
Operating activities
     Net Income                                                                  $   8,670,717    $   8,696,346
     Adjustments to reconcile net income to net cash provided
        in operating activities:
           Provision for loan losses                                                   668,000          850,919
           Depreciation                                                                548,980          527,287
           Impairment of servicing asset                                               133,425          611,842
           Impairment of real estate owned                                                  --           90,000
           Amortization of premiums and discounts on securities, net                   (84,026)        (126,024)
           Gain on sale of real estate, net                                            (17,633)        (117,322)
           Gain on sales of loans held for sale and mortgage-backed securities        (482,337)      (2,892,645)
           Originations of loans held for sale, net                                (26,987,556)    (108,730,666)
           Proceeds from sale of loans held for sale                                29,670,315      128,900,000
           Other operating activities                                                  536,434       (3,020,243)
                                                                                 -------------    -------------
               Net cash provided in operating activities                            12,656,319       24,789,494
                                                                                 -------------    -------------
Investing activities:
     Proceeds from maturities of investment securities available for sale           11,000,000        4,000,000
     Proceeds from principal repayments and sales of
        mortgage-backed securities available for sale                                4,336,744       19,439,024
     Proceeds from principal repayments and sales of
        mortgage-backed securities held for investment                                 112,655               --
     Originations of loans held for investment, net of principal repayments        (70,786,818)     (60,383,622)
     Proceeds from disposal of premises and equipment and real estate owned             70,899          723,598
     Redemption of FHLB stock                                                          127,200          275,300
     Purchases of premises and equipment                                            (1,109,280)        (581,909)
     Repayment of note receivable                                                       71,658           60,194
     Acquisition of branch offices, net of cash received                            15,817,778               --
                                                                                 -------------    -------------
               Net cash used in investing activities                               (40,359,164)     (36,467,415)
                                                                                 -------------    -------------
Financing activities:
     Net increase in deposits                                                       14,436,981       49,255,676
     Proceeds from FHLB borrowings                                                 214,300,000      168,900,000
     Repayments of FHLB borrowings                                                (212,300,000)    (202,900,000)
     Issuance of trust preferred securities                                                 --       10,000,000
     Purchase of treasury shares                                                    (2,334,363)      (7,280,660)
     Proceeds from exercise of stock options                                           560,462          608,919
     Cash paid for dividends and fractional shares                                  (2,964,027)      (2,484,771)
     Net change in repurchase agreements                                               962,377        1,579,847
                                                                                 -------------    -------------
               Net cash provided by financing activities                            12,661,430       17,679,011
                                                                                 -------------    -------------

Increase (decrease) in cash and cash equivalents                                   (15,041,415)       6,001,090

Cash and cash equivalents, beginning of period                                      34,924,604       34,472,159
                                                                                 -------------    -------------

Cash and cash equivalents, end of period                                         $  19,883,189    $  40,473,249
                                                                                 =============    =============

Supplemental disclosures:
     Real estate acquired in settlement of loans                                 $      91,206    $     309,909
     Exchange of loans for mortgage-backed securities-held for investment $          2,841,484    $   8,952,095
     Dividends declared, not paid                                                $   1,062,275    $     830,006

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

NOTE 2. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

NOTE 3. STOCK SPLIT. On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of stock for every two shares held on the record date. Certain current and prior period share and per share data has been adjusted to reflect the stock split.

NOTE 4. GOODWILL. The Company applies the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Acquisition of Certain Financial Institutions", effective as of January 1, 2002. As a result of applying the provisions of SFAS No.'s 142 and 147, goodwill is not amortized, but reviewed for potential impairment on an annual basis. The Company has performed its annual impairment test and determined no impairment of goodwill.

NOTE 5. EARNINGS PER SHARE. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

NOTE 6. STOCK OPTIONS. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended September 30, 2004, 3,000 options were granted under the Plan. The weighted average remaining contractual life of currently outstanding options under the Plan is 50 months. At September 30, 2004, 797,100 options were outstanding and 700,268 options were reserved for future issuance, adjusted for the stock split. In addition, 274,165 options had been exercised under the Plan, adjusted for the stock split.

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

Three Months Ended September 30, 2004             As Reported       Pro Forma
----------------------------------------------   -------------   -------------
Net income attributable to common shareholders   $   2,990,822   $   2,970,451
Stock based compensation, before tax effect      $           0   $      30,865
Net income per share - basic                     $         .48   $         .48
Net income per share - diluted                   $         .46   $         .45

Nine Months Ended September 30, 2004              As Reported       Pro Forma
----------------------------------------------   -------------   -------------
Net income attributable to common shareholders   $   8,670,717   $   8,610,696
Stock based compensation, before tax effect      $           0   $      90,941
Net income per share - basic                     $        1.39   $        1.38
Net income per share - diluted                   $        1.32   $        1.32

Three Months Ended September 30, 2003             As Reported       Pro Forma
----------------------------------------------   -------------   -------------
Net income attributable to common shareholders   $   2,966,164   $   2,935,393
Stock based compensation, before tax effect      $           0   $      46,623
Net income per share - basic                     $         .48   $         .47
Net income per share - diluted                   $         .45   $         .45

Nine Months Ended September 30, 2003              As Reported       Pro Forma
----------------------------------------------   -------------   -------------
Net income attributable to common shareholders   $   8,696,346   $   8,604,032
Stock based compensation, before tax effect      $           0   $     139,869
Net income per share - basic                     $        1.40   $        1.38
Net income per share - diluted                   $        1.32   $        1.30

NOTE 7. COMPREHENSIVE INCOME. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

                                             Three Months Ended          Nine Months Ended
                                               September 30,                September 30,
                                           2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
Net income                              $ 2,990,822    $ 2,966,164    $ 8,670,717    $ 8,696,346
Reclassify gain on sale of securities             0       (122,800)       (88,844)      (291,738)
Losses unrealized, net of taxes            (180,500)      (538,336)    (1,136,641)      (804,462)
                                        -----------    -----------    -----------    -----------
Other comprehensive loss                   (180,500)      (661,136)    (1,225,485)    (1,096,200)
                                        -----------    -----------    -----------    -----------
Comprehensive income                    $ 2,810,322    $ 2,305,028    $ 7,445,232    $ 7,600,146
                                        ===========    ===========    ===========    ===========

NOTE 8. RECLASSIFICATIONS. Certain amounts reported in the Consolidated Statements of Financial Condition as of December 31, 2003 have been reclassified to conform to the presentation for the period ended September 30, 2004. The reclassifications had no effect on net income or stockholders' equity for the periods presented, nor did they materially impact trends in financial information.

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

      Loans receivable                     $  2,212
      Premises and equipment                     75
      Identifiable intangible assets            314
      Other assets                               46
      Deposits                              (18,373)
                                           --------
      Net cash received                    $ 15,818
                                           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Total assets increased to $714.7 million at September 30, 2004 from $675.8 million at December 31, 2003, reflecting a 7.7% annualized internal growth rate. Earning assets increased to $670.4 million at September 30, 2004 from $617.7 million at December 31, 2003, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 93.8% of total assets at September 30, 2004 compared to 91.4% at December 31, 2003.

Interest-bearing overnight deposits in financial institutions were $522,000 at September 30, 2004, compared to $625,000 at December 31, 2003. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $44.8 million at September 30, 2004 and $61.8 million at December 31, 2003. The Bank's strategy is to sell certain securities during favorable interest rate windows, and securitize certain mortgage loans held for sale into mortgage-backed securities in order to maintain its liquidity levels. The Bank sold no securities during the three months and $2.5 million during the nine months ended September 30, 2004, compared to $7.1 million and $10.1 million of securities sold during the three and nine months ended September 30, 2003. The Bank securitized no mortgage loans into mortgage-backed securities during both the three months ended September 30, 2004 and 2003, compared to $2.8 million and $9.0 million of mortgage loans securitized into mortgage-backed securities during the nine months ended September 30, 2004 and 2003, respectively. The total mortgage-backed securities portfolio was $10.0 million at September 30, 2004, compared to $11.7 million at December 31, 2003.

Loans held for sale declined to $5.8 million at September 30, 2004 from $10.9 million at December 31, 2003. The sale of loans held for sale declined to $9.5 million and $29.7 million during the three and nine months ended September 30, 2004, compared to $49.9 million and $128.9 million sold during the three and nine months ended September 30, 2003, reflecting a slow down in origination and refinancing volumes due to a nominal rise in interest rates.

Net loans and leases held for investment increased to $614.5 million at September 30, 2004 from $542.3 million at December 31, 2003, reflecting a 17.8% annualized net growth rate during the period. This growth reflects the Bank's continued emphasis on structuring its loan portfolio as a commercial banking entity.

Deposits increased to $616.0 million at September 30, 2004 from $583.2 million at December 31, 2003, primarily reflecting the acquisition of two branch offices. Checking accounts increased to $235.9 million at September 30, 2004 from $227.9 million at December 31, 2003, resulting from the Bank's efforts to attract more lower costing core checking accounts. Time deposits increased to $357.4 million at September 30, 2004 from $335.0 million at December 31, 2003.

FHLB advances and junior subordinated debentures used primarily to fund loan originations and general banking operations were $28.0 million at September 30, 2004, compared to $26.0 million at December 31, 2003. Borrowings in the form of repurchase agreements were $4.3 million at September 30, 2004 compared to $3.3 million at December 31, 2003. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $57.6 million at September 30, 2004, compared to $55.2 million at December 31, 2003. See "Consolidated Statements of Stockholders' Equity" for additional information. At September 30, 2004, the Company's equity to assets ratio was 8.1%, compared to 8.2% at December 31, 2003, primarily reflecting the correlation of earnings growth generated by the growth in earning assets as previously discussed.

Accumulated other comprehensive income declined to $1.0 million at September 30, 2004 from $2.3 million at December 31, 2003, reflecting the impact of the securities sales and a nominal rise in interest rates, as previously discussed. See "Note 8. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" above for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $66.2 million at September 30, 2004, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of common stock for every two shares held on the record date. Certain current year and prior period share and per share data has been adjusted to reflect the stock split.

On September 21, 2004, the Company declared a cash dividend of $0.17 per share, payable October 22, 2004 to stockholders of record as of October 4, 2004, adjusted for the stock split. This dividend payment represents a payout ratio of 35.4% of the basic earnings per share for the quarter ended September 30, 2004, and is the Company's thirtieth consecutive quarterly cash dividend.

During the three and nine months ended September 30, 2004, the Company acquired 79 and 77,258 shares of its common stock, respectively, through open market and private purchases pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At September 30, 2004, treasury shares held were 1,751,322 totaling $29.8 million, compared to 2,355,513 shares totaling $39.3 million at December 31, 2003. On April 23, 2004, the Company used 628,610 shares of treasury shares to issue common stock for the stock split previously discussed. During the three months ended September 30, 2004, 4,941 shares of common stock were traded to exercise stock options, compared to none traded in 2003.

The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. During the three and nine months ended September 30, 2004, 31,482 and 59,357 shares were issued as a result of the exercise of stock options, compared to 24,900 and 70,650 shares issued during the three and nine months ended September 30, 2003, adjusted to reflect the stock split.

COMPARISON OF OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL. Net income for each of the three and nine month periods ended September 30, 2004 and 2003 was $3.0 million and $8.7 million, respectively. Basic earnings per share was $0.48 and $1.39 per share for the three and nine months ended September 30, 2004, compared to $0.48 and $1.40 per share for the three and nine months ended September 30, 2003, adjusted for the stock split. Diluted earnings per share were $0.46 and $1.32 for three and nine month periods ended September 30, 2004 compared to $0.45 and $1.32 for three and nine month periods ended September 30, 2003, adjusted for the stock split.

Core earnings during the three and nine months ended September 30, 2004 were supported by sustained growth in net interest income, reflecting growth in both the commercial and consumer loan and leases receivable portfolio, and in lower costing core checking accounts. During the three and nine months ended September 30, 2004 the Company experienced much less dependence on gains from mortgage loan sales, as compared to the three and nine months ended September 30, 2003, which was an advantageous period for selling loans due to increased origination and refinance volumes caused primarily by declining interest rates.

INTEREST INCOME. Interest income was $10.2 million and $29.3 million for the three and nine months ended September 30, 2004, compared to $9.2 million and $27.6 million for the three and nine months ended September 30, 2003. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $663.3 million and $648.3 million for the three and nine months ended September 30, 2004, compared to $601.9 million and $590.2 million for the three and nine months ended September 30, 2003, reflecting the growth in loans and leases held for investment as previously discussed. The yield on average interest-earning assets was 6.1% and 6.0% for the three and nine months ended September 30, 2004, compared to 6.1% and 6.2% for the three and nine months ended September 30, 2003, primarily impacted by an overall decrease in interest rates between the respective periods.

INTEREST EXPENSE. Interest expense on deposits and borrowings was $2.5 million and $7.0 million for the three and nine months ended September 30, 2004, compared to $2.4 million and $7.9 million for the three and nine months ended September 30, 2003, reflecting the impact of changing interest rates and the change in the core deposit mix as previously discussed. Average deposits and borrowings were $649.2 million and $635.5 million for the three and nine months ended September 30, 2004, compared to $593.7 million and $580.7 million for the three and nine months ended September 30, 2003. The effective cost of average deposits and borrowings was 1.5% for both the three and nine months ended September 30, 2004, compared to 1.6% and 1.8% for the three and nine months ended September 30, 2003.

NET INTEREST INCOME. Net interest income was $7.4 million and $21.6 million for the three and nine months ended September 30, 2004, compared to $6.4 million and $18.9 million for the three and nine months ended September 30, 2003. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.6% for both the three and nine months ended September 30, 2004, compared to 4.5% and 4.4% for the three and nine months ended September 30, 2003. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.6% for both the three and nine months ended September 30, 2004, compared to 4.5% for both the three and nine months ended September 30, 2003.

PROVISION FOR LOAN LOSSES. The Bank recorded $268,000 and $668,000 of provisions for loan losses for the three and nine months ended September 30, 2004, compared to $395,000 and $851,000 recorded in the three and nine months ended September 30, 2003. Provisions were necessary to support inherent losses and risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting reserve for loan losses is adequate to absorb probable losses on loans that may become uncollectible. Additions to the reserve for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank maintained reserves for loan losses of $8.1 million at September 30, 2004, compared to $7.6 million at December 31, 2003. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at September 30, 2004 compared to 1.4% at December 31, 2003. Non-performing assets increased to $3.4 million at September 30, 2004 from $2.8 million at December 31, 2003, as total loans and leases increased significantly between the respective periods as previously discussed. Based on the credit quality of the loan and lease portfolio, the Bank believes the current level of its reserves for loan losses is adequate. However, future additions to the reserve for loan losses may be necessary based on changes in economic conditions and other economic factors.

NONINTEREST INCOME. Noninterest income declined to $2.2 million and $6.7 million for the three and nine months ended September 30, 2004, from $3.0 million and $8.6 million for the three and nine months ended September 30, 2003. Noninterest income consists of fees and service charges earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges increased to $1.8 million and $5.4 million for the three and nine months ended September 30, 2004, from $1.7 million and $4.9 million for the three and nine months ended September 30, 2003. The increase in fees and service charges during the current periods is attributable to a greater volume of loans and checking deposits as previously discussed. The Bank recorded $148,000 and $393,000 of gains from sales of loans during the three and nine months ended September 30, 2004, compared to $801,000 and $2.6 million during the three and nine months ended September 30, 2003, reflecting the slow down in origination and refinancing volumes.

NONINTEREST EXPENSE. Noninterest expenses were $4.9 million and $14.5 million for the three and nine months ended September 30, 2004, compared to $4.6 million and $13.5 million for the three and nine months ended September 30, 2003. The largest component of these expenses, compensation and fringe benefits, was $3.0 million and $8.8 million for the three and nine months ended September 30, 2004, compared to $2.7 million and $7.9 million for the three and nine months ended September 30, 2003. Fulltime equivalent employees were 246 at September 30, 2004 compared to 236 at December 31, 2003. This growth is due to additional personnel resulting from opening two new de novo full-service branch offices, the acquisition of two branch offices, and administrative staff required to support the greater volume of loans and checking deposits as previously discussed. In addition, during the nine months ended September 30, 2004 the Bank recorded an expense of approximately $229,000 to eliminate a frozen defined benefit pension plan unfunded liability.

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

INCOME TAXES. Income tax expense was $1.8 million and $5.1 million for the three and nine months ended September 30, 2004, compared to $1.8 million and $5.2 million for the three and nine months ended September 30, 2003. The changes in the amounts of income tax provisions reflect the changes in pretax income at the estimated effective income tax rates in effect during the respective periods.

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

LIQUIDITY AND CAPITAL RESOURCES. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At September 30, 2004, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $75.2 million, compared to $109.8 million at December 31, 2003, representing 11.8% and 18.2% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at September 30, 2004 and December 31, 2003.

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

      OFF-BALANCE SHEET ARRANGEMENTS. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2003. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2003.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2004.

                                                         TOTAL NUMBER
                                                          OF SHARES
                                                           PURCHASED        MAXIMUM
                                                           AS PART OF    NUMBER OF SHARES
                                    TOTAL                  PUBLICLY      THAT MAY YET BE
                                   NUMBER OF   AVERAGE     ANNOUNCED     PURCHASED UNDER
                                    SHARES    PRICE PAID   PLANS OR       THE PLANS OR
             PERIOD                PURCHASED  PER SHARE   PROGRAMS (1)     PROGRAMS (1)
             ------                ---------  ---------   ------------  ----------------
      July 2004
      Beginning date: July 1            0           0           0            72,821
      Ending date: July 31

      August 2004
      Beginning date: August 1         79      $24.23          79            72,742
      Ending date: May 31

      September 2004
      Beginning date: September 1       0          ~~           0            72,742
      Ending date: September 30

----------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: Not applicable

ITEM 5. OTHER INFORMATION: Not applicable

ITEM 6. EXHIBITS

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

      FIRST SOUTH BANCORP, INC.

      /s/ William L. Wall                         /s/ Kristie W. Hawkins
      ---------------------------------           ----------------------
      William L. Wall                             Kristie W. Hawkins
      Executive Vice President                    Controller
      Chief Financial Officer                     Treasurer
      (Principal Financial Officer)               (Principal Accounting Officer)
      Date:    November 5, 2004                   Date:    November 5, 2004