Form 10-K
period 2004-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2005-03-14
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

At June 30, 2004, the registrant had 6,222,216 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at June 30, 2004, was approximately $115.1 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2005: 6,313,672.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004. (Parts II and IV)
      2. Portions of Proxy Statement for 2005 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

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

Market Area

      Although the Company makes loans and obtains deposits throughout central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. As of December 31, 2004, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

Lending Activities

      General. The Company's gross loan portfolio, including loans in process, totaled $698.6 million at December 31, 2004, representing 96.9% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2004, commercial real estate loans amounted to $422.6 million, or 60.5% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2004, commercial business loans totaled $87.1 million, or 12.5% of the Company's gross loan portfolio, and consumer loans totaled $98.4 million, or 14.1% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2004, $53.1 million, or 7.6% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential mortgage construction loans totaled $22.6 million, or 3.3% of the Company's gross loan portfolio, at December 31, 2004.

      Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2004, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                    At December 31                                       At September 30,
                           -----------------------------------------------------------------   ----------------------------------
                                2004            2003             2002              2001             2001               2000
                           -------------- --------------- ----------------- ----------------   ----------------------------------
                            Amount    %    Amount     %    Amount      %       Amount     %     Amount      %     Amount      %
                           -------------- --------------- ----------------- ----------------   ----------------------------------
                                                                  (Dollars in thousands)
Residential mortgage
 loans:
  Single-family
   residential...........  $53,149   7.6% $ 64,549  10.8%  $103,852   19.6% $ 110,217   25.7% $ 99,620    25.1% $ 135,572     34.5%
  Multi-family
   residential...........    2,956    .4     3,650    .6      6,360    1.2      8,399    2.0     9,470     2.4      6,747      1.7
  Construction...........   22,687   3.3     9,921   1.7     17,070    3.2     23,305    5.4    23,829     6.0     29,332      7.5
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----
    Total residential
      mortgage loans.....   78,792  11.3    78,120  13.1    127,282   24.0    141,921   33.1   132,919    33.5    171,651     43.7
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----

Commercial loans and
 leases:
  Commercial real estate.  422,637  60.5   372,430  62.3    274,564   51.8    172,621   40.3   149,821    37.7    111,062     28.3
  Commercial business....   87,063  12.5    47,646   7.9     39,926    7.5     32,450    7.6    36,019     9.0     34,914      8.9
  Lease receivables......   11,622   1.6    10,422   1.7      6,624    1.3      3,244     .8        88      .1         --       --
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----
    Total commercial
      loans and leases...  521,322  74.6   430,076  71.9    321,114   60.6    208,315   48.7   185,928    46.8    145,976     37.2
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----

Consumer loans:
  Automobile.............    3,890    .5     4,045    .7      4,618     .8      5,674    1.3     6,259     1.6      5,718      1.4
  Savings account loans..    1,394    .2     1,829    .3      2,003     .4      1,438     .3     1,258      .3        997       .3
  Home equity loans......   42,330   6.1    38,533   6.5     35,471    6.7     34,947    8.2    36,826     9.3     35,845      9.1
  Other..................   50,827   7.3    45,072   7.5     39,770    7.5     35,717    8.4    33,842     8.5     32,442      8.3
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----
    Total consumer loans.   98,441  14.1    89,479  15.0     81,862   15.4     77,776   18.2    78,185    19.7     75,002     19.1
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----
      Total .............  698,555 100.0%  598,097 100.0%   530,258  100.0%   428,012  100.0%  397,032   100.0%   392,629    100.0%
                           ------- -----   ------- -----    -------  -----    -------  -----   -------  ------    -------    -----


Less:
  Loans in process.......   57,194          36,280           31,450            16,220                   16,795              20,357
  Deferred fees and
   discounts.............    1,202             983              935               808                      749                 903
  Allowance for loan
   losses................    8,343           7,634            6,959             5,371                    5,401               5,159
                          --------        --------         --------          --------                 --------            --------
    Total................ $631,816        $553,200         $490,914          $405,613                 $374,087            $366,210
                          ========        ========         ========          ========                 ========            ========

      Loan Maturities. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of loans in process. Lease balances are included in other loans.


                                                             Due After               Due After
                                                             1 Through               5 or More
                                       Due One             5 Years After            Years After
                                    Year or Less         December 31, 2004       December 31, 2004        Total
                                    ------------         -----------------       -----------------        -----
                                                                       (In thousands)

Real estate loans.................     $354,291              $142,255                 $31,281            $527,827
Commercial........................       67,241                19,115                     707              87,063
Other.............................        8,772                17,661                      38              26,471
                                       --------              --------                 -------            --------
     Total........................     $430,304              $179,031                 $32,026            $641,361
                                       ========              ========                 =======            ========

      The following table sets forth at December 31, 2004 the dollar amount of all loans due one year or more after December 31, 2004 which have predetermined interest rates and have floating or adjustable interest rates.


                                   Predetermined            Floating or
                                       Rates              Adjustable Rates
                                   -------------          ----------------
                                             (In thousands)

      Real estate loans............   $140,184                 $33,352
      Commercial...................     19,115                     707
      Other........................     17,661                      38
                                     ---------                 -------
           Total...................   $176,960                 $34,097
                                      ========                 =======


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

      The Bank's loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. A majority of the Bank's loan personnel are salaried, and certain mortgage loan officers are paid on a commission basis based on a percentage of closed mortgage loan volume. With the exception of applications for boat or recreational vehicle loans, which may be originated on an indirect basis through an arrangement with dealers, loan applications are accepted at the Bank's offices. In all cases, the Bank has final approval of the application. Historically, the Bank generally has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans.

      In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2004, 2003, and 2002, these transactions totaled $37.6 million, $136.8 million and $87.2 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

      Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC. In addition, loans sold to other investors may be manually underwritten by the Bank or the respective investor, or through an investor's automated underwriting system, if applicable. All loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $1,500,000 must be approved by the full Board of Directors. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

      Applications for single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC or the investor's guidelines. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or by qualified Bank personnel. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

      With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 15 and 30 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees of between $175 and $500 are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed for the commitment period.

      If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank's policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 100% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 85%.

      The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See "-- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $10.2 million at December 31, 2004. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

      Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

      Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2004, single-family, residential mortgage loans, excluding home improvement loans, totaled $53.1 million, or 7.6% of the Company's gross loan portfolio.

      The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 31, 2004, $50.5 million, or 64.1%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten, closed and sold to a correspondent investor.

      The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2004, $28.3 million, or 35.9%, of the Company's residential mortgage loans were adjustable-rate loans.

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

      Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, except that if the permanent loan rate would be above the construction loan rate then the borrower can maintain the same rate as on the construction loan. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% or at the Treasury Rate plus a margin of between 3% and 4.5%, and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust annually, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2004, $22.7 million, or 3.3%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

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

      Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2004, multi-family residential and commercial real estate loans totaled $3.0 million and $422.6 million, respectively, which amounted to .4% and 60.5%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 20 or 25 year amortization schedule with a balloon payment due after five years.

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

      In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2%. Generally, commercial loans are made in amounts ranging between $5,000 and $250,000. At December 31, 2004, commercial business loans totaled $87.1 million, or 12.5% of the Company's gross loan portfolio.

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

      Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2004, consumer loans totaled $98.4 million, or 14.1% of the Company's gross loan portfolio.

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

      The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2004, loans on certificates of deposit totaled $1.4 million, or .2% of the Company's gross loan portfolio.

      At December 31, 2004, the Company had approximately $42.3 million in home equity line of credit loans, representing approximately 6.1% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

      Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2004.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2004.

      The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.


                                                             At December 31                              At September 30,
                                                 ---------------------------------------------        -------------------
                                                   2004         2003         2002        2001           2001        2000
                                                 -------     --------     --------     -------        -------      ------
                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family............................    $   814     $  1,057     $    460     $   864        $   570      $1,110
    Construction.............................         --           --          143          --             --         258
  Commercial real estate.....................      1,241        1,334          427         200            132          --
  Commercial business........................         49           19          219          83            228         139
  Consumer...................................        245          215          247         106            132         139
                                                 -------     --------     --------     -------        -------      ------
    Total nonperforming loans................     $2,349     $  2,625     $  1,496     $ 1,253        $ 1,062      $1,646
                                                  ======     ========     ========     =======        =======      ======
Percentage of total loans, net...............        .37%         .47%         .30%        .31%           .28%        .45%
                                                 =======     ========     ========     =======        =======      ======
Real estate owned............................         89          131          402         677            530         220
                                                 =======     ========     ========     =======        =======      ======

      During the year ended December 31, 2004, additional gross interest income of approximately $122,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period. Interest on such loans included in income during the period amounted to approximately $15,000.

      At December 31, 2004, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

      There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

      At December 31, 2004, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

      At December 31, 2004, the Company had $2.3 million of nonaccrual loans, which consisted of 18 single-family residential real estate loans totaling $814,000, three commercial real estate loans totaling $1.2 million, three commercial business loans totaling $49,000 and 21 consumer loans totaling $245,000.

      At December 31, 2004, the Bank had $89,000 of real estate owned, which consisted of three single-family residences.

      Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2004, the Company had $19.1 million in classified assets, including $10.8 million in assets classified as special mention, $7.9 million in assets classified as substandard, $62,000 in assets classified as doubtful and $251,000 in assets classified as loss.

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

      The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                                    Year Ended            Three Months        Year Ended
                                                    December 31,              Ended          September 30,
                                          ------------------------------   December 31,   ------------------
                                           2004        2003        2002        2001        2001        2000
                                          ------      ------      ------      ------      ------      ------
                                                                 (Dollars in thousands)

Balance at beginning of period.........   $7,634      $6,959      $5,371      $5,401      $5,159      $3,297
                                          ------      ------      ------      ------      ------      ------
Loans charged-off:
Commercial business....................       55         125          60          --         423          58
  Consumer.............................      247         232         133          42         233          99
                                          ------      ------      ------      ------      ------      ------
      Total charge-offs................      302         358         193          42         656         157
                                          ======      ======      ======      ======      ======      ======

Recoveries:
  Residential real estate mortgage:
    Single-family residential..........        4          --          --          --          --          --
  Commercial...........................        2          24          11           2          49          70
  Consumer.............................       37          21          14          10          19           9
                                          ------      ------      ------      ------      ------      ------
      Total recoveries.................       43          45          25          12          68          79
                                          ------      ------      ------      ------      ------      ------
Net loans charged-off..................      259         313         168          30         588          78
                                          ------      ------      ------      ------      ------      ------

Additions:
Balance transferred in acquisition.....       --          --          --          --          --         963
Provision for loan losses..............      968         988       1,756          --         830         977
                                          ------      ------      ------      ------      ------      ------
      Total additions..................      968         988       1,756          --         830       1,940
                                          ------      ------      ------      ------      ------      ------
Balance at end of period...............   $8,343      $7,634      $6,959      $5,371      $5,401      $5,159
                                          ======      ======      ======      ======      ======      ======
Ratio of net charge-offs to average
  loans outstanding during the period..      .04%        .06%        .04%        .01%        .16%        .02%
                                          ======      ======      ======      ======      ======      ======

      The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                    At December 31,                                     At September 30,
                           ------------------------------------------------------------------- ------------------------------------
                                2004            2003             2002              2001             2001               2001
                           ---------------- --------------- ---------------- ----------------- ---------------- -------------------
                                 Percent of      Percent of       Percent of        Percent of       Percent of           Percent of
                                  Loans in        Loans in         Loans in          Loans in         Loans in             Loans in
                                Category to     Category to      Category to       Category to      Category to          Category to
                                   Total           Total            Total              Total            Total               Total
                           Amount  Loans   Amount  Loans    Amount  Loans    Amount    Loans    Amount  Loans     Amount    Loans
                           ------  -----   ------  -----    ------  -----    ------    -----    ------  -----     ------    -----
                                                                  (Dollars in thousands)

Residential mortgage.....   $1,034  11.3%  $ 1,034  13.1%  $  1,034   24.0%  $  1,034   33.1%  $ 1,034   33.5%    $ 1,034     43.7%
Commercial (1)...........    6,362  74.6     5,487  71.9      4,726   60.6      3,243   48.7     3,241    46.8      3,125     37.2
Consumer.................      947  14.1     1,113  15.0      1,199   15.4      1,094   18.2     1,126    19.7      1,000     19.1
                            ------ -----   ------- -----   --------  -----   --------  -----   -------   -----    -------    -----
    Total allowance for
      loan losses........   $8,343 100.0%  $ 7,634 100.0%  $  6,959  100.0%  $  5,371  100.0%  $ 5,401   100.0%   $ 5,159    100.0%
                            ====== =====   ======= =====   ========  =====   ========  =====   =======   =====    =======    =====

---------------

(1) Includes commercial real estate, commercial business loans and lease receivables.

Investment Activities

      General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2004, the Company's mortgage-backed securities and investment securities portfolio amounted to $9.2 million and $32.1 million, respectively. At such date, the Company had an unrealized gain of $695,000, net of deferred taxes, with respect to its securities.

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

      Mortgage-Backed Securities. At December 31, 2004, the Company's mortgage-backed securities amounted to $9.2 million, or 1.3% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 2004, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

      The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $359,650.

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

      At December 31, 2004, mortgage-backed securities with an amortized cost of $6.3 million and a carrying value of $6.6 million were held as available for sale, and mortgage-backed securities with an amortized cost of $2.6 million and a carrying value of $2.6 million were held for investment. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. At December 31, 2004, the Bank's mortgage-backed securities had a weighted average yield of 6.32%.

      At December 31, 2004, the average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 8.9 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

      Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2004, the Company's entire portfolio of investment securities was classified available for sale and amounted to $32.0 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2004, the estimated average life of the Company's investment securities portfolio was approximately 1.1 years. In addition, at December 31, 2004, the Company had $1.8 million of FHLB stock.

      The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2004.

                                  One Year             One to           Five to            More than                Total
                                   or Less           Five Years        Ten Years           Ten Years         Investment Portfolio
                              ----------------   ----------------   ----------------   ----------------   -------------------------
                              Carrying  Average  Carrying  Average  Carrying  Average  Carrying Average  Carrying Amortized Average
                               Value     Yield    Value     Yield    Value    Yield     Value    Yield     Value    Cost     Yield
                              -------   ------   -------   ------   -------   ------   -------   ------   -------  -------   ------
                                                                  (Dollars in thousands)
Securities available
  for sale:
   U.S. government and
    agency securities ......  $16,246     7.09%  $15,812     6.56%  $    --      --%   $    --      --%   $32,058  $30,956     6.83%
   Mortgage-backed
    securities .............       --       --       552     6.44     5,914     6.26       173     8.11     6,639    6,320     6.32
Securities held to maturity:
   FHLB stock (1) ..........       --       --        --       --        --       --     1,825     3.75     1,825    1,825     3.75
Mortgaged-backed
   securities ..............       --       --        --       --     2,569     4.00        --       --     2,569    2,569     4.00
                              -------   ------   -------   ------   -------   ------   -------   ------   -------  -------   ------
Total ......................  $16,246     7.09%  $16,364     6.56%  $ 8,483     5.58%  $ 1,998     4.13%  $43,091  $41,670     6.45%
                              =======   ======   =======   ======   =======   ======   =======   ======   =======  =======   ======


---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

      The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                 At December 31,
                                           ---------------------------
                                            2004       2003      2002
                                           ------     ------    ------
                                                 (In thousands)
Securities available for sale:
   U.S. government and agency securities   $32,058   $50,072   $55,787
   Mortgage-backed securities ..........     6,639    11,715    23,526
                                           -------   -------   -------
      Total ............................   $38,697   $61,787   $79,313
                                           =======   =======   =======

Securities held to maturity:
   FHLB stock ..........................     1,825     2,127     2,403
   Mortgage-backed securities ..........     2,569        --        --
                                           -------   -------   -------
      Total ............................   $ 4,394   $63,914   $81,716
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

      The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-two office locations.

      The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated, the weighted average interest rates and the change in dollar amounts for each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.


                                                                  As of and for the
                                                              Year Ended December 31,
                                 -------------------------------------------------------------------------------
                                          2004                         2003                     2002
                                 ------------------------     ---------------------     ------------------------
                                                 Weighted                   Weighted                   Weighted
                                                 Average                     Average                   Average
                                    Amount         Rate           Amount       Rate        Amount       Rate
                                 -----------     --------     -----------   --------    ----------     ---------
                                                                     (Dollars in thousands)

Demand accounts:
   Checking                      $   215,349         .45%        $202,627       .49%    $  167,307        .83%
   Money market                       20,971         .72           25,237       .69         32,309       1.14
Savings accounts                      22,018         .15           20,292       .15          8,950        .25
                                 -----------        ----         --------      ----     ----------       ----
   Total                         $   258,338         .45%        $248,156       .48%      $218,566        .82%
                                 ===========        ====         ========      ====     ==========       ====

Certificate accounts:
  Less than 12 months (1)        $    86,133        1.77%        $139,312      1.82%    $   44,547       1.69%
  12 - 14 months (1)                  98,958        2.15           91,481      1.70        159,019       2.71
  15 - 72 months (1)                 185,107        2.89          104,224      3.06        104,195       3.82
                                 -----------        ----         --------      ----     ----------       ----
     Total                           370,198        2.43          335,017      2.18        307,761       2.94
                                 -----------        ----         --------      ----     ----------       ----
Total deposits                   $   628,536        1.62%        $583,173      1.46%    $  526,327       2.06%
                                 ===========        ====         ========      ====     ==========       ====

---------------
(1)   Original term.


      The following table indicates the amount (in thousands) of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004. At such date, such deposits represented 19.2% of total deposits and had a weighted average rate of 2.41%.

                                                         Maturity Period
                                                         ---------------
                                                         (In thousands)

           Three months or less.......................   $    9,235
           Over three through six months..............        6,515
           Over six through 12 months.................       46,389
           Over 12 months.............................       58,618
                                                         ----------
                 Total................................   $  120,757
                                                         ==========

      At December 31, 2004, U.S. Agency Bonds with an amortized cost of $13.0 million were pledged as collateral for deposits from public entities.

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling .20% of the Bank's total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2004, 2003 and 2002, the three months ended December 31, 2001 and the year ended September 30, 2001, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

      The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:


                                                                 At or for the
                                                            Year Ended December 31,
                                                       ---------------------------------
                                                         2004       2003         2002
                                                       ---------   -------     ---------
                                                                 (In thousands)
Amounts outstanding at end of period:
  FHLB advances ...................................    $10,500     $16,000     $34,000
  Federal funds purchased and securities
    sold under repurchase agreements ..............      4,292       3,338       4,195
Weighted average rate paid on:
  FHLB advances ...................................       2.44%       1.38%       1.30%
  Federal funds purchased and securities sold under
    agreements to repurchase ......................       1.62%        .58%        .53%
Maximum amount of borrowings outstanding
at any month end:
  FHLB advances ...................................     46,500      19,000      34,000
  Federal funds purchased and securities
    sold under repurchase agreements ..............      4,960       6,872       5,073
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances ...................................     19,108       6,240       1,469
  Federal funds purchased and securities
    sold under repurchase agreements ..............      4,019       4,674       4,344
Approximate weighted average rate paid on: (1)
  FHLB advances ...................................       1.46%       1.38%       1.90%
  Federal funds purchased and securities
    sold under repurchase agreements ..............        .92%        .60%        .94%

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

      Management considers its primary market area for gathering deposits and/or originating loans to be central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. The Bank originates loans throughout eastern North Carolina.

Employees

      As of December 31, 2004, the Bank had 235 full-time and 32 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

      Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta based on the sum of a membership stock component totaling .20% of the Bank's total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. . The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2004, of $1.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

      Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2004, the Bank met its reserve requirements.

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

      Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 8.6% of total deposits at December 31, 2004, which management believes is adequate.

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

      Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank's loans to one borrower were limited to $11.3 million at December 31, 2004. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $5.5 million, which it has exceeded from time to time as approved in advance by the Board of Directors. At December 31, 2004, the Bank's largest lending relationship was a $5.8 million relationship consisting of two commercial real estate loans. All loans within this relationship were current and performing in accordance with their terms at December 31, 2004.

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

      Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2004, all ownership reports must be electronically filed.

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

      For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the Annual Report.

Item 2.  Properties

      The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2004.


                                                                          Book Value at
                                         Year            Owned or         December 31,         Approximate
                                       Opened             Leased              2004           Square Footage
                                       ------            --------            -------         --------------
                                                                      (Dollars in thousands)
         Main Office:
         1311 Carolina Avenue
         Washington, NC                   1986             Owned            $   913             10,200

         Branch Offices:
         300 North Market Street
         Washington, NC                   1959             Owned                115              4,680

         1328 John Small Avenue
         Washington, NC                   2001            Leased                 28              1,916

         301 E. Arlington Blvd.
         Greenville, NC                   1993             Owned                342              2,600

         604 E. Ehringhaus Street
         Elizabeth City, NC               1980             Owned                150              2,500

         2430 Heritage Street
         Kinston, NC                      2001            Leased                 74              2,145

         1725 Glenburnie Road
         New Bern, NC                     1990             Owned                472              2,600

         202 Craven Street
         New Bern, NC                     1995            Leased                 11              2,500

         300 Sunset Avenue
         Rocky Mount, NC                  1994             Owned                334              4,948

         241 Green Street
         Fayetteville, NC                 1999             Owned                783             10,000

         3107 Raeford Road
         Fayetteville, NC                 1999             Owned                396              2,400

         600 N. Chestnut Street
         Lumberton, NC                    1999             Owned                351              6,100

         3000 N. Elm Street
         Lumberton, NC                    2001            Leased                 84              2,128

                                                                     (Chart continued on next page)

                                                                          Book Value at
                                         Year            Owned or         December 31,         Approximate
                                       Opened             Leased              2004           Square Footage
                                       ------            --------            -------         --------------
                                                                      (Dollars in thousands)
         2999 Hwy. 17S.
         Chocowinity, NC                  1999              **              $   264              2,530

         1906 S. Croatan Street
         Kill Devil Hills, NC             2002            Leased                 94              2,000

         4800 Six Forks Road
         Six Forks III, Suite #115
         Raleigh, NC                      2004            Leased                116              4,501

         3103 N. Main Street
         Hope Mills, NC                   2004             Owned                589              2,200

         3635 North Halifax Road
         Dortches, NC                     2000            Leased                 40                396

         1378 Benvenue Road
         Rocky Mount, NC                  2000              **                  361              5,376

         2901 Sunset Avenue
         Rocky Mount, NC                  2000             Owned              1,085              5,635

         450 North Winstead Avenue
         Rocky Mount, NC                  2000            Leased                  4              2,845

         100 East Hope Lodge Street
         Tarboro, NC                      2000            Leased                 16              1,350

         Credit Administration:
         239 West Main Street
         Washington, NC  27889            1994             Owned                401              7,600

         Operations Center:
         220 Creekside Drive
         Washington, NC                   2001             Owned                683             10,000

         Future Expansion Sites:
         Cypress Landing
         Chocowinity, NC                                   Owned                126

         Taberna
         New Bern, NC                                      Owned                176

                                                  (Chart continued on next page)

                                                                          Book Value at
                                         Year            Owned or         December 31,         Approximate
                                       Opened             Leased              2004           Square Footage
                                       ------            --------            -------         --------------
                                                                (Dollars in thousands)

         2019 S. Glenburnie Road          2004            Leased                 77                435
         Crossroads Shopping Center
         New Bern, NC  28562

         907 E. Firetower Road            2005             Owned                307              2,245
         Greenville, NC  27858
         (building under
         construction)

         2600 N. Croatan Street           2004            Leased                  4                688
         Kill Devil Hills, NC  27948

         1802 Martin Luther King          2004            Leased                  6                950
         Jr. Parkway
         Suite 108
         Durham, NC 27707

         40894 NC Highway 12              2005            Leased                 --                120
         Suite #5
         Avon, NC  27915

-----------
**    Lease land, own building.

      The book value of the Bank's investment in premises and equipment was $8.4 million at December 31, 2004. See Note 5 to Consolidated Financial Statements.

Item 3.  Legal Proceedings

      From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2004, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

      The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 13 in the Annual Report is incorporated herein by reference.

      The report of PricewaterhouseCoopers LLP with respect to the consolidated statements of financial condition, operations, changes in stockholder's equity, and cash flows of the Company as of December 31, 2004 and for the years ended December 31, 2003 and 2002 follows.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
First South Bancorp, Inc.
Washington, North Carolina:

In our opinion, the consolidated statement of financial condition as of December 31, 2003 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2003 (appearing on pages 16 through 19 of the First South Bancorp, Inc. 2004 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of First South Bancorp, Inc. and Subsidiary at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 4, 2004

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements With Independent Registered Public Accounting Firms on Accounting and Financial Disclosure

      The information contained under the section captioned "Relationship with Independent Public Accountants" in the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 9A.  Controls and Procedures

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

      At this time, pursuant to Release No. 50574 issued by the Securities and Exchange Commission on November 30, 2004 (the "Release"), the Company has not filed in this Annual Report on Form 10-K management's annual report on internal control over financial reporting, nor has the Company filed the related attestation report of the Company's independent accountants, as contemplated by
Item 308 of Regulation S-K. Pursuant to the Release, the Company anticipates that it will file an amendment to this Annual Report on Form 10-K no later than May 2, 2005 to include management's annual report on internal control over financial reporting and the related attestation report of the Company's independent accountants. Prior to the filing of this Annual Report on Form 10-K, neither the Company nor its independent registered public accounting firm has identified any material weakness in the Company's internal control over financial reporting.

Item 9B.  Other Information

      Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

      (d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2004.


                                             (a)                              (b)                          (c)
                                                                                                Number of securities remaining
                                    Number of securities to be                                  available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                       outstanding options,           price of outstanding       plans (excluding securities
                                         warrants & rights        options, warrants and rights     reflected in column (a))
                                         -----------------        ----------------------------     ------------------------

Equity compensation plans
  approved by security holders                773,974                        $10.17                        700,768

Equity compensation plans not
  approved by security holders                     --                            --                             --
                                              -------                        ------                        -------
Total                                         773,974                        $10.17                        700,768
                                              =======                        ======                        =======

Item 13.  Certain Relationships and Related Transactions

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

      (a) List of Documents Filed as Part of this Report

      (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

      Report of Independent Registered Public Accounting Firm

      Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

      Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2004 and 2003 and 2002

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and 2002

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

      (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.     Description
---     -----------

3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
3.2     Bylaws of First South Bancorp, Inc., as amended
4.1 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)
4.2 Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.1(a) Employment Agreement between First South Bancorp, Inc. and Thomas A.
        Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.1(b) Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
10.3 Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
10.5 Home Savings Bank, SSB Director's Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles
        E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.6 First South Bank Director's Retirement Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.7 Home Savings Bank, SSB Director's Retirement Payment Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles
        E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
10.8 Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.9 First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10   Supplemental Income Plan Agreement between First South Bank and Robert
        E. Branch dated September 21, 2004
10.11 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Robert E. Branch dated January 27, 2005
10.12 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall dated January 1, 2001 (Incorporated herein by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2001 (File No. 0-22219))*
10.13 Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
13      Annual Report to Stockholders for the Fiscal Year Ended December 31,
        2004
21      Subsidiaries of the Registrant
23.1    Consent of PricewaterhouseCoopers LLP
23.2    Consent of Dixon Hughes PLLC
31.1    Rule 13a-14(a) Certification of Chief Executive Officer
31.2    Rule 13a-14(a) Certification of Chief Financial Officer
32      Certification pursuant to 18 U.S.C. Section 1350
*       Compensatory plan or arrangement

      (b) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

      (c) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST SOUTH BANCORP, INC.

March 11, 2005
                                              By: /s/ Thomas A. Vann
                                                  ------------------------------
                                                  Thomas A. Vann
                                                  President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann                                          March 11, 2005
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall                                         March 11, 2005
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Edmund T. Buckman, Jr.                                  March 11, 2005
--------------------------------------------
Edmund T. Buckman, Jr.
Director

/s/ Linley H. Gibbs, Jr.                                    March 11, 2005
--------------------------------------------
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher                                   March 11, 2005
--------------------------------------------
Frederick N. Holscher
Director

/s/ Frederick H. Howdy                                      March 11, 2005
--------------------------------------------
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.                                  March 11, 2005
---------------------------------------------
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton                                   March 11, 2005
--------------------------------------------
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.                                       March 11, 2005
--------------------------------------------
H. D. Reaves, Jr.
Director