Form 10-K/A
period 2004-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2005-04-29
CIK 1027183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                           Commission File No. 0-22219
                                               -------

                            FIRST SOUTH BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            VIRGINIA                                         56-1999749
------------------------------------                    --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA             27889-2047
------------------------------------------------          ---------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   X   No
                                          -----    -----

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

                                EXPLANATORY NOTE

First South Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 14, 2005 (the "Original Filing").

The purpose of this Amendment is to provide the information required by Item 308(a) and (b) of Regulation S-K required to be disclosed in Item 9A of Form 10-K and omitted from the Original Filing pursuant to Release No. 50574 issued by the Securities and Exchange Commission on November 30, 2004. This Amendment amends and restates in their entirety only the cover page, Item 9A, Item 15, and Exhibits 31.1, 31.2 and 32. This Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated herein, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.


                                    PART II

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

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


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                    [Letterhead of First South Bancorp, Inc.]


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First South Bancorp (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL--INTEGRATED FRAMEWORK. Based on that assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's registered public accounting firm that audited the Company's 2004 consolidated financial statements included in this annual report has issued an attestation report on management's assessment of internal control over financial reporting.



April 29, 2005




/s/ Thomas A. Vann                                  /s/ William L. Wall
-------------------------------                     ---------------------------
Thomas A. Vann                                      William L. Wall
President and                                       Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM


                        [Letterhead of Dixon Hughes PLLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
First South Bancorp

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that First South Bancorp and subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First South Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, First South Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First South Bancorp as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, and our report dated February 22, 2005 expressed an unqualified opinion on these consolidated financial statements.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
April 28, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

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

         (3) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      NO.     DESCRIPTION
      ---     -----------

      3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
      3.2     Bylaws of First South Bancorp, Inc., as amended
      4.1 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)
      4.2 Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
     10.1(a)  Employment Agreement between First South Bancorp, Inc. and
              Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
     10.1(b) Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
     10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
     10.3     Supplemental Income Agreements as Amended and Restated
              December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
     10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

      10.5    Home Savings Bank, SSB Director's  Deferred  Compensation Plan
              Agreements as Amended and Restated December 14, 1995 with Edmund
              T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher,
              Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton
              and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated
              herein by reference from Exhibit 10.7 to the Company's
              Registration Statement on Form S-1 (File No. 333-16335))*
      10.6    First South Bank Director's Retirement Plan Agreements as Amended
              and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley
              H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles
              E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended
              December 31, 2003 (File No. 0-22219))*
      10.7    Home Savings Bank, SSB Director's Retirement Payment Agreements as
              Amended and Restated December 14, 1995 with Edmund T. Buckman,
              Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H.
              Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996
              Amendment Thereto (Incorporated herein by reference from Exhibit
              10.9 to the Company's Registration Statement on Form S-1 (File No.
              333-16335))*
      10.8    Home Savings Bank, SSB Directors Retirement Plan Agreement with
              Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
      10.9    First South Bancorp, Inc. 1997 Stock Option Plan, as amended
              (Incorporated herein by reference from Exhibit 10.10 to the
              Company's Annual Report on Form 10-K for the Year Ended September
              30, 1999 (File No. 0-22219))*
      10.10   Supplemental Income Plan Agreement between First South Bank and
              Robert E. Branch dated September 21, 2004**
      10.11   Change-in-Control Protective Agreement between First South Bank,
              First South Bancorp, Inc. and Robert E. Branch dated January 27,
              2005**
      10.12   Change-in-Control Protective Agreement between First South Bank,
              First South Bancorp, Inc. and William L. Wall dated January 1,
              2001 (Incorporated herein by reference from Exhibit 10.12 to the
              Company's Annual Report on Form 10-K for the Year Ended September
              30, 2001 (File No. 0-22219))*
      10.13   Trust Preferred Securities Guarantee Agreement between First South
              Bancorp, Inc., and The Bank of New York dated September 26, 2003
              (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No.
              0-22219))
      13      Annual Report to Stockholders for the Fiscal Year Ended
              December 31, 2004**
      21      Subsidiaries of the Registrant**
      23.1    Consent of PricewaterhouseCoopers LLP**
      23.2    Consent of  Dixon Hughes PLLC**
      23.3    Consent of  Dixon Hughes PLLC
      31.1    Rule 13a-14(a) Certification of Chief Executive Officer
      31.2    Rule 13a-14(a) Certification of Chief Financial Officer
      32      Certification pursuant to 18 U.S.C. Section 1350
---------------
      *       Compensatory plan or arrangement
      **      Previously filed


         (b) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are
             --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

         (c) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.
             --------------------------------------------------------------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST SOUTH BANCORP, INC.

April 29, 2005
                                              By: /s/ Thomas A. Vann
                                                  --------------------------
                                                  Thomas A. Vann
                                                  President