Form 10-K/A
period 2004-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2005-05-04
CIK 1027183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

Number of shares of Common Stock outstanding as of April 30, 2005:  6,313,672.

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

                                EXPLANATORY NOTE

First South Bancorp, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 14, 2005 and subsequently amended on April 29, 2005.

The purpose of this Amendment is to: (i) revise Management's Report on Internal Control Over Financial Reporting filed on April 29, 2005 ("Management's Report") to include management's assessment with respect to compliance with laws and regulations relating to safety and soundness; and (ii) correct a typographical error on the date of Management's Report, which should have been dated April 28, 2005. This Amendment amends and restates in their entirety only the cover page,
Item 9A, Item 15, and Exhibits 31.1 and 31.2. This Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

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

         The annual report of management on the effectiveness of internal control over financial and the attestation report thereon issued by the Company's independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm".

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                    [Letterhead of First South Bancorp, Inc.]


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First South Bancorp, Inc. and subsidiary (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2004.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2004, and has issued an attestation report on the Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, which is included herein.


First South Bancorp, Inc.
April 28, 2005



/s/ Thomas A. Vann                               /s/ William L. Wall
------------------                               -------------------
Thomas A. Vann                                   William L. Wall
President and                                    Executive Vice President and
Chief Executive Officer                          Chief Financial Officer

ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM


                        [Letterhead of Dixon Hughes PLLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that First South Bancorp, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Company Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First South Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended December 31, 2004, and our report dated February 22, 2005, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.


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

         (3) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      NO.     DESCRIPTION
      ---     -----------

      3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-16335))
      3.2     Bylaws of First South Bancorp, Inc., as amended
      4.1 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)
      4.2 Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
     10.1(a)  Employment Agreement between First South Bancorp, Inc. and
              Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
     10.1(b) Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
     10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
     10.3     Supplemental Income Agreements as Amended and Restated
              December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*
     10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

      10.5    Home Savings Bank, SSB Director's  Deferred  Compensation Plan
              Agreements as Amended and Restated December 14, 1995 with Edmund
              T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher,
              Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton
              and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated
              herein by reference from Exhibit 10.7 to the Company's
              Registration Statement on Form S-1 (File No. 333-16335))*
      10.6    First South Bank Director's Retirement Plan Agreements as Amended
              and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley
              H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles
              E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended
              December 31, 2003 (File No. 0-22219))*
      10.7    Home Savings Bank, SSB Director's Retirement Payment Agreements as
              Amended and Restated December 14, 1995 with Edmund T. Buckman,
              Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H.
              Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996
              Amendment Thereto (Incorporated herein by reference from Exhibit
              10.9 to the Company's Registration Statement on Form S-1 (File No.
              333-16335))*
      10.8    Home Savings Bank, SSB Directors Retirement Plan Agreement with
              Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
      10.9    First South Bancorp, Inc. 1997 Stock Option Plan, as amended
              (Incorporated herein by reference from Exhibit 10.10 to the
              Company's Annual Report on Form 10-K for the Year Ended September
              30, 1999 (File No. 0-22219))*
      10.10   Supplemental Income Plan Agreement between First South Bank and
              Robert E. Branch dated September 21, 2004**
      10.11   Change-in-Control Protective Agreement between First South Bank,
              First South Bancorp, Inc. and Robert E. Branch dated January 27,
              2005**
      10.12   Change-in-Control Protective Agreement between First South Bank,
              First South Bancorp, Inc. and William L. Wall dated January 1,
              2001 (Incorporated herein by reference from Exhibit 10.12 to the
              Company's Annual Report on Form 10-K for the Year Ended September
              30, 2001 (File No. 0-22219))*
      10.13   Trust Preferred Securities Guarantee Agreement between First South
              Bancorp, Inc., and The Bank of New York dated September 26, 2003
              (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No.
              0-22219))
      13      Annual Report to Stockholders for the Fiscal Year Ended
              December 31, 2004**
      21      Subsidiaries of the Registrant**
      23.1    Consent of PricewaterhouseCoopers LLP**
      23.2    Consent of  Dixon Hughes PLLC**
      23.3    Consent of  Dixon Hughes PLLC**
      31.1    Rule 13a-14(a) Certification of Chief Executive Officer
      31.2    Rule 13a-14(a) Certification of Chief Financial Officer
      32      Certification pursuant to 18 U.S.C. Section 1350**
---------------
      *       Compensatory plan or arrangement
      **      Previously filed


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

                                              FIRST SOUTH BANCORP, INC.

May 2, 2005
                                              By: /s/ Thomas A. Vann
                                                  --------------------------
                                                  Thomas A. Vann
                                                  President