Form 10-Q
period 2005-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2005-05-09
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Yes |X| No |_|

Number of shares of common stock outstanding as of May 2, 2005: 6,324,471

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                            PAGE
         ---------------------                                                            ----
Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of March 31, 2005
             (unaudited) and December 31, 2004                                              1

            Consolidated Statements of Operations for the Three Months Ended
            March 31, 2005 and 2004 (unaudited)                                             2

            Consolidated Statement of Stockholders' Equity for the Three Months Ended
            March 31, 2005 (unaudited)                                                      3

            Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2005 and 2004 (unaudited)                                             4

            Notes to Consolidated Financial Statements (unaudited)                          5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                           6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      12

Item 4.     Controls and Procedures                                                         12

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                               13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     13

Item 3.     Defaults Upon Senior Securities                                                 13

Item 4.     Submission of Matters to a Vote of Security Holders                             13

Item 5.     Other Information                                                               13

Item 6.     Exhibits                                                                        13

Signatures                                                                                  14

Exhibits                                                                                    15

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                           March 31        December 31
                                                             2005              2004
                                                        --------------    --------------
                        Assets                            (unaudited)

Cash and due from banks                                 $   29,134,703    $   19,873,210
Interest-bearing deposits in financial institutions          1,135,978         1,065,138
Investment securities - available for sale                  28,545,894        32,058,152
Mortgage-backed securities - available for sale              6,088,109         6,639,381
Mortgage-backed securities - held for investment             2,441,252         2,569,358
Loans and leases receivable, net:
  Held for sale                                              5,727,170         5,961,691
  Held for investment                                      669,054,453       625,854,344
Premises and equipment, net                                  8,255,623         8,402,455
Real estate owned                                              296,269            89,449
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                               1,891,700         1,825,200
Accrued interest receivable                                  3,615,392         3,311,187
Goodwill                                                     4,218,576         4,218,576
Mortgage servicing rights                                    1,649,460         1,698,778
Identifiable intangible assets                                 282,960           290,820
Prepaid expenses and other assets                            6,635,813         6,216,308
Note receivable                                              1,131,761         1,156,557
                                                        --------------    --------------

          Total assets                                  $  770,105,113    $  721,230,604
                                                        ==============    ==============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                                $  247,683,261    $  236,319,937
  Savings                                                   24,271,580        22,018,388
  Large denomination certificates of deposit               128,041,842       120,757,331
  Other time                                               268,840,880       249,441,049
                                                        --------------    --------------
          Total deposits                                   668,837,563       628,536,705
Borrowed money                                              15,724,966        14,791,900
Junior subordinated debentures                              10,310,000        10,310,000
Deferred income taxes                                        1,082,255         1,302,501
Other liabilities                                           12,275,203         6,594,151
                                                        --------------    --------------
          Total liabilities                                708,229,987       661,535,257

  Common stock, $.01 par value, 25,000,000 shares
    authorized, 6,321,633 and 6,264,676
    shares issued and outstanding, respectively                 63,216            62,647
  Additional paid-in capital                                37,612,329        37,815,715
  Retained earnings, substantially restricted               52,441,075        50,597,651
  Treasury stock at cost                                   (28,755,274)      (29,653,794)
  Accumulated other comprehensive income, net                  513,780           873,128
                                                        --------------    --------------
           Total stockholders' equity                       61,875,126        59,695,347
                                                        --------------    --------------


           Total liabilities and stockholders' equity   $  770,105,113    $  721,230,604
                                                        ==============    ==============

 *Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                       ---------------------------
                                                           2005           2004
                                                       ------------   ------------
Interest income:
  Interest and fees on loans                           $ 11,113,597   $  8,386,121
  Interest and dividends on investments and deposits        618,004        974,924
                                                       ------------   ------------
           Total interest income                         11,731,601      9,361,045

Interest expense:
  Interest on deposits                                    2,738,273      2,120,735
  Interest on borrowings                                     89,370         38,821
  Interest on junior subordinated notes                     137,500        104,145
                                                       ------------   ------------
           Total interest expense                         2,965,143      2,263,701


Net interest income before provision for loan losses      8,766,458      7,097,344
Provision for loan losses                                   638,000             --
                                                       ------------   ------------
           Net  interest income                           8,128,458      7,097,344
                                                       ------------   ------------

Non-interest income:
  Fees and service charges                                1,382,381      1,513,423
  Loan servicing fees                                       177,236        179,353
  Gain on sale of real estate, net                           19,063          1,501
  Gain on sale of mortgage loans                             93,653        146,838
  Gain on sale of mortgage-backed securities                     --         45,916
  Other  income                                             228,253        269,326
                                                       ------------   ------------
           Total non-interest income                      1,900,586      2,156,357
                                                       ------------   ------------


Non-interest expense:
  Compensation and fringe benefits                        2,954,538      2,976,149
  Federal insurance premiums                                 22,025         21,655
  Premises and equipment                                    426,459        402,280
  Advertising                                                49,048         38,706
  Payroll and other taxes                                   295,143        275,155
  Data processing                                           520,212        529,960
  Amortization of intangible assets                          81,424         65,751
  Other                                                     623,837        555,671
                                                       ------------   ------------
           Total non-interest expense                     4,972,686      4,865,327
                                                       ------------   ------------

Income before income taxes                                5,056,358      4,388,374

Income taxes                                              1,948,607      1,612,600
                                                       ------------   ------------

Net income                                             $  3,107,751   $  2,775,774
                                                       ============   ============


Per share data:
Basic earnings per share                               $       0.49   $       0.44 *
Diluted earnings per share                             $       0.47   $       0.42 *
Dividends per share                                    $       0.20   $       0.17 *
Weighted average shares Basic                             6,308,746      6,281,980 *
Weighted average shares Diluted                           6,604,422      6,625,951 *

(*) Adjusted for April 23, 2004 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2005
(unaudited)

                                                                                                    Accumulated
                                                                     Retained                          Other
                                                     Additional      Earnings,                     Comprehensive
                                       Common         Paid-in      Substantially     Treasury         Income,
                                        Stock         Capital        Restricted        Stock             Net           Total
                                    ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2004          $     62,647    $ 37,815,715    $ 50,597,651    $(29,653,794)   $    873,128   $ 59,695,347

Net income                                                             3,107,751                                      3,107,751

Other comprehensive loss, net
  of taxes                                                                                              (359,348)      (359,348)

Exercise of stock options                    655        (752,471)                      1,119,972                        368,156

Acquisition of treasury shares                (3)                                         (6,974)                        (6,977)

Shares traded to exercise options            (83)        549,085                        (214,478)                       334,524

Dividends ($ .20 per share)                                           (1,264,327)                                    (1,264,327)
                                    ------------    ------------    ------------    ------------    ------------   ------------

Balance, March 31, 2005             $     63,216    $ 37,612,329    $ 52,441,075    $(28,755,274)   $    513,780   $ 61,875,126
                                    ------------    ------------    ------------    ------------    ------------   ------------

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 ------------    ------------
Operating activities
     Net income                                                                  $  3,107,751    $  2,775,774
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                  638,000              --
           Depreciation                                                               205,076         173,443
           Amortization of intangibles                                                 81,424          42,338
           Accretion of discounts on securities, net                                  (14,317)        (34,573)
           Gain on disposal of premises and equipment and real estate owned           (20,020)         (1,501)
           Gain on loans held for sale and mortgage-backed securities                 (93,653)       (192,754)
           Originations of loans held for sale, net                                (6,407,491)     (8,240,038)
           Proceeds from sale of loans held for sale                                6,735,665       9,641,568
           Other operating activities                                               4,739,254       1,648,036
                                                                                 ------------    ------------
              Net cash provided in operating activities                             8,971,689       5,812,293
                                                                                 ------------    ------------
Investing activities:
     Proceeds from maturities of investment securities available for sale           6,000,000              --
     Purchase of investment securities available for sale                          (2,948,438)             --
     Proceeds from principal repayments and sales of mortgage-backed
        securities available for sale                                                 446,690       2,177,704
     Proceeds from principal repayments of mortgage-backed held for investment        128,106              --
     Originations of loans held for investment, net of principal repayments       (44,071,053)    (25,228,201)
     Proceeds from disposal of premises and equipment and real estate owned            55,230          11,662
     (Purchase) sales of FHLB stock                                                   (66,500)        134,700
     Purchases of premises and equipment                                              (67,331)       (178,076)
     Repayment of note receivable                                                      24,796          23,588
     Net cash received in branch acquisition                                               --      15,771,621
                                                                                 ------------    ------------
              Net cash used in investing activities                               (40,498,500)     (7,287,002)
                                                                                 ------------    ------------
Financing activities:
     Net increase in deposit accounts                                              40,300,858         298,480
     Proceeds from FHLB borrowings                                                 66,500,000      71,000,000
     Repayments of FHLB borrowings                                                (67,000,000)    (60,000,000)
     Purchase of treasury shares                                                       (6,977)       (163,874)
     Proceeds from exercise of stock options                                          702,680          56,650
     Cash paid for dividends and fractional shares                                 (1,070,483)       (838,067)
     Net change in repurchase agreements                                            1,433,066         602,755
                                                                                 ------------    ------------
              Net cash provided by financing activities                            40,859,144      10,955,944
                                                                                 ------------    ------------

Increase in cash and cash equivalents                                               9,332,333       9,481,235

Cash and cash equivalents, beginning of period                                     20,938,348      34,924,604
                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                         $ 30,270,681    $ 44,405,839
                                                                                 ============    ============


Supplemental disclosures:
     Real estate acquired in settlement of loans                                 $    232,944    $         --
     Dividends declared, not paid                                                $  1,264,327    $  1,074,799


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

Note 2. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

Note 3. Stock Split. On March 18, 2004 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable April 23, 2004 to stockholders of record as of April 2, 2004. Stockholders received one additional share of stock for every two shares held on the record date. Share and per share data for the three months ended March 31, 2004 have been adjusted to reflect the stock split.

Note 4. Allowance for Loan Losses. As of March 31, 2005 and December 31, 2004, the Bank maintained an allowance for loan losses totaling $8.9 million and $8.3 million, respectively, representing a ratio of allowance for loan losses to loans outstanding of 1.3% at each respective period end date.

Note 5. Earnings Per Share. Basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

Note 6. Stock Options. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended March 31, 2005, 4,000 options were granted under the Plan. The weighted average remaining contractual life of currently outstanding options under the Plan is 46 months. At March 31, 2005, 711,209 options were outstanding, including 4,000 options that were anti-dilutive, and 698,018 options were reserved for future issuance. In addition, 365,306 options had been exercised under the Plan.

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

Three Months Ended March 31, 2005                 As Reported       Pro Forma
---------------------------------                 -----------       ---------

Net income attributable to common shareholders   $    3,107,751   $   3,088,125
Stock based compensation, before tax effect      $            0   $      29,737
Net income per share - basic                     $          .49   $         .49
Net income per share - diluted                   $          .47   $         .47


Three Months Ended March 31, 2004                 As Reported       Pro Forma
---------------------------------                 -----------       ---------

Net income attributable to common shareholders   $    2,775,774   $   2,753,811
Stock based compensation, before tax effect      $            0   $      33,184
Net income per share - basic                     $          .44   $         .44
Net income per share - diluted                   $          .42   $         .42

Note 7. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three month periods ended March 31, 2005 and 2004 is as follows:

                                             Three Months Ended
                                                 March 31,
                                           2005            2004
                                        ------------    ------------

Net income                              $  3,107,751    $  2,775,774
Reclassify gain on sale of securities              0         (45,916)
Losses unrealized, net of taxes             (359,348)        (96,240)
                                        ------------    ------------
Other comprehensive loss                    (359,348)       (142,156)
                                        ------------    ------------
Comprehensive income                    $  2,748,403    $  2,633,618
                                        ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has engaged in no activity other than holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased to $770.1 million at March 31, 2005 from $721.2 million at December 31, 2004, reflecting a 27.1% annualized internal growth rate. Earning assets increased to $714.9 million at March 31, 2005 from $676.0 million at December 31, 2004, reflecting growth of the commercial and consumer loan portfolio, as further discussed below. Earning assets were 93.8% of total assets at March 31, 2005 compared to 93.7% at December 31, 2004.

Interest-bearing overnight deposits in financial institutions were $1.1 million at March 31, 2005 and December 31, 2004, respectively. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $34.6 million at March 31, 2005 and $38.7 million at December 31, 2004. The Bank's strategy is to sell certain securities during favorable interest rate windows, and securitize certain mortgage loans held for sale into mortgage-backed securities in order to maintain its liquidity levels. The Bank sold no securities during the three months ended March 31, 2005, compared to $1.5 million of securities sold during the three months ended March 31, 2004. The Bank securitized no mortgage loans into mortgage-backed securities during either the three months ended March 31, 2005 or 2004. The mortgage-backed securities portfolio was $8.5 million at March 31, 2005 and to $9.2 million at December 31, 2004.

Loans held for sale were $5.7 million at March 31, 2005 and $6.0 million at December 31, 2004. The sale of loans held for sale declined to $6.7 million during the three months ended March 31, 2005, from $9.6 million sold during the three months ended March 31, 2004, reflecting a slow down in origination and refinancing volumes due to an increase in interest rates.

Net loans and leases held for investment increased to $669.1 million at March 31, 2005 from $625.9 million at December 31, 2004, reflecting a 27.6% annualized net growth rate during the period. This growth reflects the Bank's continued emphasis on structuring its loan portfolio as a commercial banking entity.

Deposits increased to $668.8 million at March 31, 2005 from $628.5 million at December 31, 2004, primarily reflecting internal deposit growth. Checking accounts increased to $247.7 million at March 31, 2005 from $236.3 million at December 31, 2004, resulting from efforts to attract lower costing core checking accounts. Time deposits increased to $396.9 million at March 31, 2005 from $370.2 million at December 31, 2004, reflecting a successful deposit marketing campaign.

FHLB advances and junior subordinated debentures used primarily to fund loan originations and general banking operations were $20.3 million at March 31, 2005 and $20.8 million at December 31, 2004. Borrowings in the form of repurchase agreements were $5.7 million at March 31, 2005 and $4.3 million at December 31, 2004. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $61.9 million at March 31, 2005, compared to $59.7 million at December 31, 2004. See "Consolidated Statement of Stockholders' Equity" for additional information. At March 31, 2005, the Company's equity to assets ratio was 8.0%, compared to 8.3% at December 31, 2004, primarily reflecting the correlation of earnings growth generated by the growth in earning assets as previously discussed and an increase in the quarterly cash dividend discussed below.

Accumulated other comprehensive income declined to $514,000 at March 31, 2005 from $873,000 at December 31, 2004, reflecting a decline in the net market value of the investment portfolio caused by a nominal rise in interest rates, as previously discussed. See "Note 7. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" above for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $69.5 million at March 31, 2005, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 24, 2005, the Company declared a cash dividend of $0.20 per share, payable April 22, 2005 to stockholders of record as of April 4, 2005, representing a 17.7% payment rate increase over the previous quarterly cash dividend. This dividend payment represents a payout ratio of 40.8% of the basic earnings per share for the quarter ended March 31, 2005, and is the Company's thirty-second consecutive quarterly cash dividend.

During the three months ended March 31, 2005, the Company acquired 286 shares of its common stock through private purchases pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At March 31, 2005, the Company had 1,678,367 treasury shares held totaling $28.8 million, compared to 1,735,324 shares totaling $29.7 million held at December 31, 2004.

The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. During the three months ended March 31, 2005, 65,515 shares were issued as a result of the exercise of stock options, compared to 3,155 shares issued during the three months ended March 31, 2004, adjusted to reflect the stock split.

Comparison of Operating Results - Three Months Ended March 31, 2005 and 2004

General. Net income for the three months ended March 31, 2005 and 2004 was $3.1 million and $2.8 million, respectively. Basic earnings per share were $0.49 for the three months ended March 31, 2005, compared to $0.44 per share for the three months ended March 31, 2004, adjusted for the stock split. Diluted earnings per share were $0.47 for three month periods ended March 31, 2005 compared to $0.42 for three month periods ended March 31, 2004, adjusted for the stock split.

Core earnings during the three months ended March 31, 2005 were supported by sustained growth in net interest income, reflecting growth in both the commercial and consumer loan and leases receivable portfolio, and in lower costing core checking accounts. During the three months ended March 31, 2005 the Company had less dependence on gains from mortgage loan sales, as compared to the three months ended March 31, 2004, which was an advantageous period for selling loans due to a more favorable interest rate environment.

Interest Income. Interest income increased to $11.7 million for the three months ended March 31, 2005, from $9.4 million for the three months ended March 31, 2004. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $693.0 million for the three months ended March 31, 2005, compared to $624.4 million for the three months ended March 31, 2004, reflecting the growth in loans and leases held for investment as previously discussed. The yield on average interest-earning assets was 6.8% for the three months ended March 31, 2005, compared to 6.0% for the three months ended March 31, 2004, primarily impacted by an increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $3.0 million for the three months ended March 31, 2005, compared to $2.3 million for the three months ended March 31, 2004, reflecting the impact of changing interest rates and the change in the core deposit mix as previously discussed. Average deposits and borrowings were $674.2 million for the three months ended March 31, 2005, compared to $612.6 million for the three months ended March 31, 2004. The effective cost of average deposits and borrowings was 1.8% for the three months ended March 31, 2005, compared to 1.5% for the three months ended March 31, 2004.

Net Interest Income. Net interest income was $8.8 million for the three months ended March 31, 2005, compared to $7.1 million for the three months ended March 31, 2004. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 5.0% for the three months ended March 31, 2005, compared to 4.5% for the three months ended March 31, 2004. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.1% for the three months ended March 31, 2005, compared to 4.6% for the three months ended March 31, 2004.

Provision for Loan Losses. The Bank recorded $300,000 of general and $338,000 of specific provisions for loan losses in the three months ended March 31, 2005, compared to no provisions recorded in the three months ended March 31, 2004. Provisions were necessary to support inherent losses and risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting reserve for loan losses is adequate to absorb probable losses on loans. Additions to the reserve for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank maintained general and specific reserves for loan losses totaling $8.9 million at March 31, 2005, compared to $8.3 million at December 31, 2004. The ratio of reserves for loan losses to loans outstanding, net of loans in process and deferred loan fees, was 1.3% at March 31, 2005 and December 31, 2004, respectively. Non-performing assets were $2.6 million at March 31, 2005 and $2.5 million at December 31, 2004, as total loans and leases increased significantly between the respective periods as previously discussed. Based on the credit quality of the loan and lease portfolio, the Bank believes the current level of its reserves for loan losses is adequate. However, future additions to the reserve for loan losses may be necessary based on changes in economic conditions and other economic factors.

Noninterest Income. Noninterest income declined to $1.9 million for the three months ended March 31, 2005, from $2.2 million for the three months ended March 31, 2004. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges were $1.6 million for the three months ended March 31, 2005, compared to $1.7 million for the three months ended March 31, 2004. The collection of fees and service charges during the respective periods is attributable to the volume of loan and deposit account transactions processed during each period. The Bank recorded $94,000 of gains from sales of loans during the three months ended March 31, 2005, compared to $147,000 during the three months ended March 31, 2004, reflecting the general slow down in origination and refinancing volumes due to a nominal rise in interest rates.

Noninterest Expense. Noninterest expenses were $5.0 million for the three months ended March 31, 2005, compared to $4.9 million for the three months ended March 31, 2004. The largest component of these expenses, compensation and fringe benefits, was $3.0 million for the three months ended March 31, 2005 and 2004, respectively. This reflects efforts placed on controlling operating expenses while the volume of loans and deposits accounts have increased, as previously discussed.

Other noninterest expenses including premises and equipment, data processing, repairs, advertising, payroll and other taxes and office supplies have grown proportionately with the growth in earning assets, the number of customer accounts and transaction activity, primarily attributable to internal growth during the current period.

Income Taxes. Income tax expense was $1.9 million for the three months ended March 31, 2005, compared to $1.6 million for the three months ended March 31, 2004. The changes in the amounts of income tax provisions reflect the changes in pretax income at the estimated income tax rates in effect during the respective periods.

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

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At March 31, 2005, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $75.0 million, compared to $70.0 million at December 31, 2004, representing 11.0% and 10.9% of deposits and short-term borrowings for the respective periods. The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary source of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank manages its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at March 31, 2005 and December 31, 2004.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (SFAS No. 123(R))." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is expected to have a material effect on the Company's consolidated financial statements on an annualized basis.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2004. The Company does not believe that any material changes in market risk exposures occurred since December 31, 2004.

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

In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item l. Legal Proceedings: The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2005.

                                                                              Total Number
                                                                                of Shares
                                                                                Purchased         Maximum
                                                                               as Part of    Number of Shares
                                                 Total                          Publicly      that May Yet Be
                                               Number of       Average          Announced     Purchased Under
                                                Shares       Price Paid         Plans or       the Plans or
                   Period                      Purchased      per Share       Programs (1)     Programs (1)
                   ------                      ---------      ---------       ------------     ------------
              January 2005
              Beginning date: January 1            0              0                0             150,000
              Ending date: January 31

              February 2005
              Beginning date: February 1          286          $24.39              286            149,714
              Ending date: February 28

              March 2005
              Beginning date: March 1              0                                0             149,714
              Ending date: March 31

              --------------------
              (1) Shares were purchased pursuant to a stock repurchase program announced on January 10, 2005. This repurchase program will expire on January 10, 2006

Item 3.  Defaults Upon Senior Securities:  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders:  Not applicable

Item 5.  Other Information:  Not applicable

Item 6.  Exhibits:  The following exhibits are filed herewith:

Exhibit
Number  Title
------  -----

10.14 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Larry W. Mallard dated April 4, 2005
31.1    Rule 13a-14(a) Certification of Chief Executive Officer
31.2    Rule 13a-14(a) Certification of Chief Financial Officer
32      Section 1350 Certification

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

         FIRST SOUTH BANCORP, INC.


         /s/ William L. Wall                  /s/ Kristie W. Hawkins
         -----------------------------        ----------------------
         William L. Wall                      Kristie W. Hawkins
         Executive Vice President             Controller
         Chief Financial Officer              Treasurer
         (Principal Financial Officer)        (Principal Accounting Officer)
         Date:    May 9, 2005                 Date:    May 9, 2005