Form 10-Q
period 2005-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2005-08-04
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Yes |X|     No |_|

Number of shares of common stock outstanding as of August 1, 2005: 6,333,587

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                             PAGE
                                                                                           ----
Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of June 30, 2005
            (unaudited) and December 31, 2004                                               1

            Consolidated Statements of Operations for the Three and Six Months Ended
            June 30, 2005 and 2004 (unaudited)                                              2

            Consolidated Statement of Stockholders' Equity for the Six Months Ended
            June 30, 2005 (unaudited)                                                       3

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2005 and 2004 (unaudited)                                              4

            Notes to Consolidated Financial Statements (unaudited)                          5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                           7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      13

Item 4.     Controls and Procedures                                                         13

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                               14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     14

Item 3.     Defaults Upon Senior Securities                                                 14

Item 4.     Submission of Matters to a Vote of Security Holders                             14

Item 5.     Other Information                                                               14

Item 6.     Exhibits                                                                        14

Signatures                                                                                  15

Exhibits                                                                                    16

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                 June 30         December 31
                                                                    2005                2004 *
                                                           -------------       -------------
                       Assets                                (unaudited)
Cash and due from banks                                    $  27,029,425       $  19,873,210
Interest-bearing deposits in financial institutions            5,898,058           1,065,138
Investment securities - available for sale                    33,558,541          32,058,152
Mortgage-backed securities - available for sale                5,771,534           6,639,381
Mortgage-backed securities - held for investment               2,355,692           2,569,358
Loans and leases receivable, net:
  Held for sale                                                6,942,208           5,961,691
  Held for investment                                        680,725,596         625,854,344
Premises and equipment, net                                    9,325,421           8,402,455
Real estate owned                                                547,041              89,449
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                 1,531,700           1,825,200
Accrued interest receivable                                    3,663,413           3,311,187
Goodwill                                                       4,218,576           4,218,576
Mortgage servicing rights                                      1,582,094           1,698,778
Identifiable intangible assets                                   275,100             290,820
Income tax receivable                                          1,832,348             820,087
Prepaid expenses and other assets                              5,547,222           6,216,308
Note receivable                                                1,106,654           1,156,557
                                                           -------------       -------------

          Total assets                                     $ 791,910,623       $ 722,050,691
                                                           =============       =============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                                   $ 235,284,595       $ 236,319,937
  Savings                                                     22,823,115          22,018,388
  Large denomination certificates of deposit                 143,931,934         120,757,331
  Other time                                                 297,527,801         249,441,049
                                                           -------------       -------------
          Total deposits                                     699,567,445         628,536,705
Borrowed money                                                 6,338,721          14,791,900
Junior subordinated debentures                                10,310,000          10,310,000
Deferred income taxes                                          1,055,176           1,302,501
Other liabilities                                             10,646,876           7,414,238
                                                           -------------       -------------
          Total liabilities                                  727,918,218         662,355,344

  Common stock, $.01 par value, 25,000,000 shares
    authorized, 6,329,539 and 6,264,676
    shares issued and outstanding, respectively                   63,295              62,647
  Additional paid-in capital                                  37,624,667          37,815,715
  Retained earnings, substantially restricted                 54,406,087          50,597,651
  Treasury stock at cost                                     (28,621,243)        (29,653,794)
  Accumulated other comprehensive income, net                    469,599             873,128
                                                           -------------       -------------
           Total stockholders' equity                         63,942,405          59,695,347
                                                           -------------       -------------

           Total liabilities and stockholders' equity      $ 791,860,623       $ 722,050,691
                                                           =============       =============

 *Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30                          June 30
                                                          ------------------------------    ------------------------------
                                                                   2005             2004             2005             2004
                                                          ------------------------------    ------------------------------
Interest income:
  Interest and fees on loans                              $  11,995,502    $   8,915,319    $  23,109,099    $  17,301,440
  Interest and dividends on investments and deposits            606,071          894,675        1,224,075        1,869,599
                                                          -------------    -------------    -------------    -------------
           Total interest income                             12,601,573        9,809,994       24,333,174       19,171,039
                                                                                            -------------    -------------

Interest expense:
  Interest on deposits                                        3,343,150        2,081,401        6,081,422        4,202,136
  Interest on borrowings                                         90,541          103,712          179,910          142,534
  Interest on junior subordinated notes                         154,355          103,756          291,856          207,900
                                                          -------------    -------------    -------------    -------------
           Total interest expense                             3,588,046        2,288,869        6,553,188        4,552,570
                                                                                            -------------    -------------

Net interest income before provision for loan losses          9,013,527        7,521,125       17,779,986       14,618,469
Provision for loan losses                                       413,000          400,000        1,051,000          400,000
                                                          -------------    -------------    -------------    -------------
           Net  interest income                               8,600,527        7,121,125       16,728,986       14,218,469
                                                          -------------    -------------    -------------    -------------

Non-interest income:
  Fees and service charges                                    1,417,437        1,733,426        2,799,819        3,246,849
  Loan servicing fees                                           174,753          178,979          351,989          358,332
  Gain on sale of real estate, net                               25,569           14,986           44,631           16,486
  Gain on sale of mortgage loans                                 68,768           98,381          162,421          245,220
  Gain on sale of mortgage-backed securities                         --           42,928               --           88,844
  Other  income                                                 222,536          219,182          449,978          488,509
                                                          -------------    -------------    -------------    -------------
           Total non-interest income                          1,909,063        2,287,882        3,808,838        4,444,240
                                                          -------------    -------------    -------------    -------------


Non-interest expense:
  Compensation and fringe benefits                            3,076,993        2,856,106        6,031,531        5,832,255
  Federal insurance premiums                                     22,020           21,936           44,045           43,592
  Premises and equipment                                        456,610          405,601          882,259          807,881
  Advertising                                                    50,668           44,095           99,716           82,801
  Payroll and other taxes                                       281,373          257,802          576,516          532,957
  Data processing                                               577,021          504,098        1,097,233        1,034,059
  Amortization of intangible assets                              98,283           77,088          179,707          142,839
  Other                                                         658,452          624,368        1,282,289        1,180,038
                                                          -------------    -------------    -------------    -------------
           Total non-interest expense                         5,221,420        4,791,094       10,193,296        9,656,422
                                                          -------------    -------------    -------------    -------------

Income before income taxes                                    5,288,170        4,617,913       10,344,528        9,006,287

Income taxes                                                  2,057,250        1,713,792        4,005,857        3,326,392
                                                          -------------    -------------    -------------    -------------

Net income                                                $   3,230,920    $   2,904,121    $   6,338,671    $   5,679,895
                                                          =============    =============    =============    =============


Per share data:
Basic earnings per share                                  $        0.51    $        0.47    $        1.00    $        0.91
Diluted earnings per share                                $        0.49    $        0.44    $        0.96    $        0.87
Dividends per share                                       $        0.20    $        0.17    $        0.40    $        0.34
Weighted average shares Basic                                 6,324,959        6,241,314        6,316,915        6,261,764
Weighted average shares Diluted                               6,659,093        6,579,166        6,631,820        6,545,347

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2005
(unaudited)

                                                                                                    Accumulated
                                                                      Retained                         Other
                                                     Additional       Earnings,                    Comprehensive
                                       Common         Paid-in       Substantially     Treasury        Income,
                                       Stock          Capital        Restricted        Stock             Net          Total
                                    ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2004          $     62,647    $ 37,815,715    $ 50,597,651    $(29,653,794)   $    873,128   $ 59,695,347

Net income                                                             6,338,671                                      6,338,671

Other comprehensive loss, net
  of taxes                                                                                              (403,529)      (403,529)

Exercise of stock options                    735        (740,133)                      1,257,038                        517,640

Acquisition of treasury shares                (4)                                        (10,009)                       (10,013)

Shares traded to exercise options            (83)        549,085                        (214,478)                       334,524

Dividends ($ .40 per share)                                           (2,530,235)                                    (2,530,235)
                                    ------------    ------------    ------------    ------------    ------------   ------------

Balance, June 30, 2005              $     63,295    $ 37,624,667    $ 54,406,087    $(28,621,243)   $    469,599   $ 63,942,405
                                    ------------    ------------    ------------    ------------    ------------   ------------

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30
                                                                                    ---------------------------------
                                                                                         2005                2004
                                                                                    ---------------------------------
Operating activities
     Net income                                                                     $   6,338,671       $   5,679,895
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                    1,051,000             400,000
           Depreciation                                                                   411,881             357,162
           Amortization of intangibles                                                    179,707              98,403
           Accretion of discounts on securities, net                                      (36,309)            (64,224)
           Gain on disposal of premises and equipment                                      25,629                  --
           Gain on disposal of real estate owned                                          (44,631)            (16,486)
           Gain on loans held for sale and mortgage-backed securities                    (162,421)           (334,064)
           Originations of loans held for sale, net                                   (11,865,863)        (19,034,114)
           Proceeds from sale of loans held for sale                                   11,047,767          20,137,524
           Other operating activities                                                   2,294,509           5,214,659
                                                                                    -------------       -------------
              Net cash provided in operating activities                                 9,239,940          12,438,755
                                                                                    -------------       -------------
Investing activities:
     Proceeds from maturities of investment securities available for sale              11,000,000           7,000,000
     Purchases of investment securities available for sale                            (13,000,000)                 --
     Proceeds from principal repayments and sales of mortgage-backed
        securities available for sale                                                     752,912           3,892,187
     Proceeds from principal repayments of mortgage-backed held for investment            213,666                  --
     Originations of loans held for investment, net of principal repayments           (56,688,351)        (51,528,056)
     Proceeds from disposal of premises and equipment                                     737,135                  --
     Proceeds from disposal of real estate owned                                          353,138              38,647
     Sale of FHLB stock                                                                   293,500             127,200
     Purchases of premises and equipment                                               (2,097,611)           (276,053)
     Repayment of note receivable                                                          49,903              47,473
     Net cash received in branch acquisition                                                   --          15,771,621
                                                                                    -------------       -------------
              Net cash used in investing activities                                   (58,385,708)        (24,926,981)
                                                                                    -------------       -------------
Financing activities:
     Net increase (decrease) in deposit accounts                                       71,030,740          (4,934,963)
     Proceeds from FHLB borrowings                                                    109,000,000         154,300,000
     Repayments of FHLB borrowings                                                   (119,500,000)       (130,800,000)
     Purchase of treasury shares                                                          (10,013)         (2,210,890)
     Proceeds from exercise of stock options                                              852,164             264,829
     Cash paid for dividends and fractional shares                                     (2,334,810)         (1,906,250)
     Net change in repurchase agreements                                                2,096,822             471,326
                                                                                    -------------       -------------
              Net cash provided by financing activities                                61,134,903          15,184,052
                                                                                    -------------       -------------

Increase in cash and cash equivalents                                                  11,989,135           2,695,826

Cash and cash equivalents, beginning of period                                         20,938,348          34,924,604
                                                                                    -------------       -------------

Cash and cash equivalents, end of period                                            $  32,927,483       $  37,620,430
                                                                                    =============       =============


Supplemental disclosures:
     Real estate acquired in settlement of loans                                    $     766,099       $      91,206
     Dividends declared, not paid                                                   $   1,265,908       $   1,057,777

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

Note 2. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

Note 3. Allowance for Loan Losses. As of June 30, 2005 and December 31, 2004, the Bank maintained an allowance for loan losses totaling $8.7 million and $8.3 million, respectively, representing a ratio of allowance for loan losses to loans outstanding of 1.3% at each respective period end date.

Note 4. Earnings Per Share. Basic and diluted earnings per share for the three and six month periods ended June 30, 2005 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

Note 5. Stock Options. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended June 30, 2005, 24,250 options were granted under the Plan and 8,000 were exercised under the Plan. The weighted average remaining contractual life of currently outstanding options under the Plan is 45 months. At June 30, 2005, 726,709 options were outstanding and 674,518 options were reserved for future issuance.

The Company accounts for the Plan under the provision of SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share - basic and diluted would have been adjusted to the pro forma amounts indicated below.

Three Months Ended June 30, 2005                    As Reported      Pro Forma
--------------------------------                    -----------      ----------
Net income attributable to common shareholders      $3,230,920       $3,206,898
Stock based compensation, net of tax effect         $        0       $   24,022
Net income per share - basic                        $      .51       $      .51
Net income per share - diluted                      $      .49       $      .48

Six Months Ended June 30, 2005                      As Reported      Pro Forma
------------------------------                      -----------      ----------
Net income attributable to common shareholders      $6,338,671       $6,295,393
Stock based compensation, net of tax effect         $        0       $   43,278
Net income per share - basic                        $     1.00       $     1.00
Net income per share - diluted                      $      .96       $      .95

Three Months Ended June 30, 2004                    As Reported      Pro Forma
--------------------------------                    -----------      ----------
Net income attributable to common shareholders      $ 2,904,121      $2,884,298
Stock based compensation, net of tax effect         $         0      $   30,035
Net income per share - basic                        $       .47      $      .46
Net income per share - diluted                      $       .44      $      .44

Six Months Ended June 30, 2004                      As Reported      Pro Forma
------------------------------                      -----------      ----------
Net income attributable to common shareholders      $ 5,679,895      $5,640,249
Stock based compensation, net of tax effect         $         0      $   60,070
Net income per share - basic                        $       .91      $      .90
Net income per share - diluted                      $       .87             .86

Note 7. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2005 and 2004 is as follows:

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                          2005               2004             2005              2004
                                       -----------       -----------       -----------       -----------
Net income                             $ 3,230,920       $ 2,904,121       $ 6,338,671       $ 5,679,895
Reclassification of gain on
  sale of securities                             0           (42,928)                0           (88,844)
Losses unrealized, net
  of income taxes                          (44,181)         (859,901)         (403,529)         (956,101)
                                       -----------       -----------       -----------       -----------
Other comprehensive income (loss)          (44,181)         (902,829)         (403,529)       (1,044,985)
                                       -----------       -----------       -----------       -----------
Comprehensive income                   $ 3,186,739       $ 2,001,292       $ 5,635,142       $ 4,634,910
                                       ===========       ===========       ===========       ===========

Note 8. Reclassification. Certain amounts presented on the accompanying Consolidated Statement of Financial Condition as of December 31, 2004 have been reclassified to conform with the presentation as of June 30, 2005. These reclassifications had no effect on the net income or stockholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's principal business consists of holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased to $791.9 million at June 30, 2005 from $722.1 million at December 31, 2004, reflecting a 19.4% annualized growth rate. Earning assets increased to $736.8 million at June 30, 2005 from $676.0 million at December 31, 2004, reflecting growth of the loan and leases receivable portfolio, as further discussed below. Earning assets were 93.0% of total assets at June 30, 2005 compared to 93.7% at December 31, 2004.

Interest-bearing overnight deposits in financial institutions were $5.9 million at June 30, 2005, compared to $1.1 million at December 31, 2004. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $39.3 million at June 30, 2005 and $38.7 million at December 31, 2004. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during the three and six months ended June 30, 2005, compared to $916,000 and $2.5 million during the three and six months ended June 30, 2004. No mortgage loans were securitized into mortgage-backed securities the three and six months ended June 30, 2005, compared to $2.8 million securitized during the three and six months ended June 30, 2004. The mortgage-backed securities portfolio was $8.1 million at June 30, 2005, compared to $9.2 million at December 31, 2004.

Loans held for sale were $6.9 million at June 30, 2005 and $6.0 million at December 31, 2004. The sale of loans held for sale declined to $4.3 million and $11.0 million during the three and six months ended June 30, 2005, compared to $10.5 million and $20.1 million sold during the three and six months ended June 30, 2004, reflecting a slow down in origination and refinancing volumes due to the recent rise in interest rates.

Net loans and leases receivable held for investment increased to $680.7 million at June 30, 2005 from $625.9 million at December 31, 2004, reflecting a 17.5% annualized net growth rate during the period. This growth reflects the Bank's increased focus on growth and development of its commercial loan portfolio.

Deposits increased to $699.6 million at June 30, 2005 from $628.5 million at December 31, 2004. Checking accounts were $235.3 million at June 30, 2005 from $236.3 million at December 31, 2004, reflecting the Bank's efforts to maintain consistent levels of lower costing core deposits. Time deposits increased to $441.5 million at June 30, 2005 from $370.2 million at December 31, 2004, as investors have begun to transfer funds into higher yielding time deposits due to the recent rise in interest rates.

FHLB advances and junior subordinated debentures used primarily to fund loan originations and general banking operations were $10.3 million at June 30, 2005 and $20.8 million at December 31, 2004. Borrowings in the form of repurchase agreements were $6.4 million at June 30, 2005 compared to $4.3 million at December 31, 2004. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $63.9 million at June 30, 2005, compared to $59.7 million at December 31, 2004. See "Consolidated Statements of Stockholders' Equity" for additional information. At June 30, 2005, the Company's equity to assets ratio was 8.1%, compared to 8.3% at December 31, 2004, primarily reflecting earnings growth, net of dividend payments, and the growth in earning assets as previously discussed.

Accumulated other comprehensive income was $470,000 at June 30, 2005 compared to $873,000 at December 31, 2004, reflecting a decline in the net market value of the investment portfolio resulting from the rise in interest rates, as previously discussed. See "Note 7. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $71.5 million at June 30, 2005, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On June 23, 2005, the Company declared a cash dividend of $0.20 per share, payable July 22, 2005 to stockholders of record as of July 6, 2005. This dividend payment represents a payout ratio of 39.2% of the basic earnings per share for the quarter ended June 30, 2005, and is the Company's thirty-third consecutive quarterly cash dividend.

During the three and six months ended June 30, 2005, the Company acquired 94 and 380 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2005, 1,670,461 treasury shares were held totaling $28.6 million, compared to 1,735,324 treasury shares totaling $29.7 million held at December 31, 2004.

During the three and six months ended June 30, 2005, 8,000 and 73,515 shares, respectively, were issued as a result of the exercise of stock options, compared to 23,143 and 27,875 shares, respectively, issued during the three and six months ended June 30, 2004.

Comparison of Operating Results - Three and Six Months Ended June 30, 2005 and 2004

General. Net income for the three and six months ended June 30, 2005 was $3.2 million and $6.3 million, respectively, compared to $2.9 million and $5.7 million for the three and six months ended June 30, 2004. Basic earnings per share was $0.51 and $1.00 per share for the three and six months ended June 30, 2005, compared to $0.47 and $0.91 per share for the three and six months ended June 30, 2004. Diluted earnings per share was $0.49 and $0.96 for the three and six month ended June 30, 2005, compared to $0.44 and $0.87 per share for the three and six months ended June 30, 2004.

Core earnings during the three and six months ended June 30, 2005 were supported by growth in net interest income, reflecting growth in the loan and leases receivable portfolio and in deposits

Interest Income. Interest income was $12.6 million and $24.3 million for the three and six months ended June 30, 2005, compared to $9.8 million and $19.2 million for the three and six months ended June 30, 2004. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $725.6 million and

$708.5 million for the three and six months ended June 30, 2005, compared to $655.5 million and $641.2 million for the three and six months ended June 30, 2004, reflecting the growth in loans and leases receivable held for investment as previously discussed. The yield on average interest-earning assets was 6.9% for both the three and six months ended June 30, 2005, compared to 6.0% for both the three and six months ended June 30, 2004, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $3.6 million and $6.6 million for the three and six months ended June 30, 2005, compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2004, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $708.1 million and $690.6 million for the three and six months ended June 30, 2005, compared to $637.9 million and $629.6 million for the three and six months ended June 30, 2004. The effective cost of average deposits and borrowings was 2.0% and 1.9% for the three and six months ended June 30, 2005, compared to 1.4% and 1.5% for the three and six months ended June 30, 2004.

Net Interest Income. Net interest income was $9.0 million and $17.8 million for the three and six months ended June 30, 2005, compared to $7.5 million and $14.6 million for the three and six months ended June 30, 2004. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.9% and 5.0% for the three and six months ended June 30, 2005, compared to 4.6% and 4.5% for the three and six months ended June 30, 2004. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.0% for both the three and six months ended June 30, 2005, compared to 4.6% for both the three and six months ended June 30, 2004.

Provision for Loan Losses. The Bank recorded $413,000 and $1.1 million of general provisions for loan losses in the three and six months ended June 30, 2005, compared to no general provisions recorded in the three months ended June 30, 2004 and $400,000 of general provisions recorded in the six months ended June 30, 2004. The Bank recorded no specific provisions for loan losses in the three months ended June 30, 2005 and recorded $338,000 of specific provisions in the six months ended June 30, 2005, compared to no specific provisions recorded in the three months and six months ended June 30, 2004.

Provisions were necessary to support inherent losses and risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting reserve for loan losses is adequate to absorb probable losses on loans. Additions to the reserve for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection and loss experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank maintained general and specific reserves for loan losses of $8.7 million and $38,000, respectively at June 30, 2005, compared to $8.1 million and $250,000, respectively, at December 31, 2004. The ratio of general and specific reserves for loan losses to loans and leases receivable, net of loans in process and deferred loan fees, was 1.3% at both June 30, 2005 and December 31, 2004.

During the three months ended June 30, 2005, the Bank foreclosed on a commercial real estate loan and applied $550,000 of specific reserves for loan losses against that specific loan. As a result of the foreclosure, other real estate owned increased to $547,000 at June 30, 2005 from $89,000 at December 31, 2004. Non-performing assets were $3.5 million at June 30, 2005 compared to $2.5 million at December 31, 2004, as total loans and leases receivable and other real estate owned increased between the respective periods as previously discussed. Based on the credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its reserves for loan losses is adequate. However, future additions to the reserve for losses may be necessary based on changes in economic conditions and other factors.

Noninterest Income. Noninterest income was $1.9 million and $3.8 million for the three and six months ended June 30, 2005, compared to $2.3 million and $4.4 million for the three and six months ended June 30, 2004. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.4 million and $2.8 million for the three and six months ended June 30, 2005, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2004. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges. The Bank recorded $69,000 and $162,000 of gains from sales of loans during the three and six months ended June 30, 2005, compared to $98,000 and $245,000 during the three and six months ended June 30, 2004, reflecting a slow down in origination and refinancing volumes primarily attributable to the increase in interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.2 million and $10.2 million for the three and six months ended June 30, 2005, compared to $4.8 million and $9.7 million for the three and six months ended June 30, 2004. The largest component of these expenses, compensation and fringe benefits, was $3.1 million and $6.0 million for the three and six months ended June 30, 2005, compared to $2.9 million and $5.8 million for the three and six months ended June 30, 2004. Fulltime equivalent employees were 261 at June 30, 2005 compared to 250 at June 30, 2004. This growth is due to additional personnel resulting from opening three new de novo full-service branch offices, a loan production office, and administrative staff required to support the increase in assets, loans and deposits as previously discussed.

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

Income Taxes. Income tax expense was $2.1 million and $4.0 million for the three and six months ended June 30, 2005, compared to $1.7 million and $3.3 million for the three and six months ended June 30, 2004. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods.

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

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit
withdrawals,   fund  future  loan   commitments,   maintain   adequate   reserve
requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At June 30, 2005, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $83.1 million, compared to $70.0 million at December 31, 2004, representing 11.8% and 10.9% of deposits and short-term borrowings for the respective periods.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, payments on loans and mortgage-backed securities, maturities of investment securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank manages its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2005 and December 31, 2004.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (SFAS No. 123(R))." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. In April 2005 the U.S. Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005.

Accordingly, the Company will adopt SFAS No. 123(R) on January 1, 2006. Considering stock options currently outstanding, the Company anticipates that its pretax income for the fiscal years ending December 31, 2006, 2007, and 2008 will decrease by approximately $88,000, $47,000 and $9,000, respectively. Therefore, the adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated financial statements on an annualized basis. Any future issuance of additional stock options will further impact net income for fiscal years ending after December 31, 2006.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since June 30, 2005. The Company does not believe that any material adverse changes in market risk exposures occurred since June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2005.

                                                                Total Number
                                                                  of Shares
                                                                  Purchased         Maximum
                                                                 as Part of    Number of Shares
                                   Total                          Publicly      that May Yet Be
                                 Number of       Average          Announced     Purchased Under
                                  Shares       Price Paid         Plans or       the Plans or
           Period                Purchased      per Share       Programs (1)     Programs (1)
           ------                ---------      ---------       ------------     ------------
      April 2005
      Beginning date: April 1        0              0                 0             149,714
      Ending date: April 30

      May 2005
      Beginning date: May 1         37           $28.735             37             149,677
      Ending date: May 31

      June 2005
      Beginning date: June 1        57           $34.62              57             149,620
      Ending date: June 30

      --------------------
      (1) Shares were purchased pursuant to a stock repurchase program announced on January 10, 2005. This repurchase program will expire on January 10, 2006.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Stockholders held on May 26, 2005, the election of three directors was submitted to a vote of stockholders with the following results:

      Name                               For           Withheld
      ----                               ---           --------
      Three-year terms:
      Charles E. Parker, Jr.          5,505,417         18,532
      Marshall T. Singleton           5,504,404         19,545
      H. D. Reaves, Jr.               5,450,598         73,351

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

   Number   Title
   ------   -----
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


FIRST SOUTH BANCORP, INC.


/s/ William L. Wall                         /s/ Kristie W. Hawkins
-----------------------------               ------------------------------
William L. Wall                             Kristie W. Hawkins
Executive Vice President                    Controller
Chief Financial Officer                     Treasurer
(Principal Financial Officer)               (Principal Accounting Officer)

Date: August 4, 2005                        Date: August 4, 2005