Form 10-Q
period 2005-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2005-11-07
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Yes |X|         No |_|

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes |_|         No |X|

Number of shares of common stock outstanding as of November 2, 2005: 6,335,657

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 2005 (unaudited) and December 31, 2004                 1

          Consolidated Statements of Operations for the Three
          and Nine months ended September 30, 2005 and 2004 (unaudited)        2

          Consolidated Statement of Stockholders' Equity for the Nine
          months ended September 30, 2005 (unaudited)                          3

          Consolidated Statements of Cash Flows for the Nine months ended
          September 30, 2005 and 2004 (unaudited)                              4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

Signatures                                                                    15

Exhibits                                                                      16

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                            September 30     December 31
                                                                2005             2004 *
                                                           -------------    -------------
                                                            (unaudited)
                       Assets

Cash and due from banks                                    $  25,961,148    $  19,873,210
Interest-bearing deposits in financial institutions           13,570,415        1,065,138
Investment securities - available for sale                    42,106,261       32,058,152
Mortgage-backed securities - available for sale                5,317,909        6,639,381
Mortgage-backed securities - held for investment               2,228,303        2,569,358
Loans and leases receivable, net:
  Held for sale                                               21,760,166        5,961,691
  Held for investment                                        687,009,007      625,854,344
Premises and equipment, net                                    9,003,759        8,402,455
Real estate owned                                                 82,465           89,449
Federal Home Loan Bank of Atlanta stock, at cost
   which approximates market                                   1,531,700        1,825,200
Accrued interest receivable                                    4,096,440        3,311,187
Goodwill                                                       4,218,576        4,218,576
Mortgage servicing rights                                      1,491,258        1,698,778
Identifiable intangible assets                                   267,240          290,820
Income tax receivable                                          1,175,504          820,087
Prepaid expenses and other assets                              5,436,557        6,216,308
Note receivable                                                       --        1,156,557
                                                           -------------    -------------

          Total assets                                     $ 825,256,708    $ 722,050,691
                                                           =============    =============

Liabilities and Stockholders' Equity

Deposits:
  Demand                                                   $ 246,079,196    $ 236,319,937
  Savings                                                     23,182,110       22,018,388
  Large denomination certificates of deposit                 149,563,875      120,757,331
  Other time                                                 312,525,695      249,441,049
                                                           -------------    -------------
          Total deposits                                     731,350,876      628,536,705
Borrowed money                                                 6,014,567       14,791,900
Junior subordinated debentures                                10,310,000       10,310,000
Deferred income taxes                                            856,949        1,302,501
Other liabilities                                             10,547,471        7,414,238
                                                           -------------    -------------
          Total liabilities                                  759,079,863      662,355,344

Common stock, $.01 par value, 25,000,000 shares
  authorized, 6,335,657 and 6,264,676
  shares issued and outstanding, respectively                     63,357           62,647
Additional paid-in capital                                    37,683,816       37,815,715
Retained earnings, substantially restricted                   56,813,318       50,597,651
Treasury stock at cost                                       (28,529,821)     (29,653,794)
Accumulated other comprehensive income, net                      146,175          873,128
                                                           -------------    -------------
          Total stockholders' equity                          66,176,845       59,695,347
                                                           -------------    -------------

          Total liabilities and stockholders' equity       $ 825,256,708    $ 722,050,691
                                                           =============    =============

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30                September 30
                                                       -------------------------   -------------------------
                                                           2005          2004         2005          2004
                                                       -------------------------   -------------------------
Interest income:
  Interest and fees on loans                           $13,141,783   $ 9,346,970   $36,250,881   $26,648,410
  Interest and dividends on investments and deposits       769,736       830,513     1,993,812     2,700,112
                                                       -----------   -----------   -----------   -----------
           Total interest income                        13,911,519    10,177,483    38,244,693    29,348,522
                                                                                   -----------   -----------

Interest expense:
  Interest on deposits                                   4,135,826     2,252,362    10,217,249     6,454,498
  Interest on borrowings                                    49,393       112,779       229,304       255,312
  Interest on junior subordinated notes                    164,578       115,926       456,433       323,826
                                                       -----------   -----------   -----------   -----------
           Total interest expense                        4,349,797     2,481,067    10,902,986     7,033,636
                                                                                   -----------   -----------

Net interest income                                      9,561,722     7,696,416    27,341,707    22,314,886
Provision for loan losses                                  394,197       268,000     1,445,197       668,000
                                                       -----------   -----------   -----------   -----------
           Net interest income after provision for
             loan losses                                 9,167,525     7,428,416    25,896,510    21,646,886
                                                       -----------   -----------   -----------   -----------

Non-interest income:
  Fees and service charges                               1,644,174     1,658,555     4,443,993     4,905,404
  Loan servicing fees                                      170,094       182,220       522,083       540,552
  Gain on sale of real estate, net                         137,619         1,147       182,251        17,633
  Gain on sale of mortgage loans                            37,750       148,274       200,171       393,493
  Gain on sale of mortgage-backed securities                    --            --            --        88,844
  Other income                                             275,226       244,855       725,204       733,364
                                                       -----------   -----------   -----------   -----------
           Total non-interest income                     2,264,863     2,235,051     6,073,702     6,679,290
                                                       -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and fringe benefits                       3,239,770     3,000,235     9,271,301     8,832,490
  Federal insurance premiums                                22,248        21,759        66,293        65,351
  Premises and equipment                                   448,947       399,347     1,331,206     1,207,228
  Advertising                                               48,056        63,907       147,772       146,708
  Payroll and other taxes                                  279,243       239,377       855,759       772,334
  Data processing                                          594,560       513,811     1,691,793     1,547,869
  Amortization of intangible assets                        127,258        77,990       306,965       220,829
  Other                                                    671,585       563,953     1,953,874     1,743,992
                                                       -----------   -----------   -----------   -----------
           Total non-interest expense                    5,431,667     4,880,379    15,624,963    14,536,801
                                                       -----------   -----------   -----------   -----------

Income before income taxes                               6,000,721     4,783,088    16,345,249    13,789,375

Income taxes                                             2,326,359     1,792,266     6,332,216     5,118,658
                                                       -----------   -----------   -----------   -----------

Net income                                             $ 3,674,362   $ 2,990,822   $10,013,033   $ 8,670,717
                                                       ===========   ===========   ===========   ===========

Per share data:
Basic earnings per share                               $      0.59   $      0.48   $      1.59   $      1.39
Diluted earnings per share                             $      0.56   $      0.46   $      1.51   $      1.32
Dividends per share                                    $      0.20   $      0.17   $      0.60   $      0.51
Weighted average shares-Basic                            6,280,734     6,228,697     6,317,370     6,250,742
Weighted average shares-Diluted                          6,620,364     6,554,013     6,644,604     6,545,261

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2005
(unaudited)

                                                                                                       Accumulated
                                                                         Retained                         Other
                                                        Additional       Earnings,                    Comprehensive
                                         Common          Paid-in       Substantially    Treasury         Income,
                                          Stock          Capital        Restricted        Stock             Net          Total
                                       ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2004             $     62,647    $ 37,815,715    $ 50,597,651    $(29,653,794)   $    873,128   $ 59,695,347

Net income                                                               10,013,033                                     10,013,033

Other comprehensive loss, net of taxes                                                                     (726,953)      (726,953)

Exercise of stock options                       812        (733,629)                      1,375,638                        642,821

Tax benefit of stock options exercised                      379,039                                                        379,039

Shares traded to exercise options               (94)        222,691                        (226,238)                        (3,641)

Acquisition of treasury shares                   (8)                                        (25,427)                       (25,435)

Dividends ($ .60 per share)                                              (3,797,366)                                    (3,797,366)
                                       ------------    ------------    ------------    ------------    ------------   ------------

Balance, September 30, 2005            $     63,357    $ 37,683,816    $ 56,813,318    $(28,529,821)   $    146,175   $ 66,176,845
                                       ============    ============    ============    ============    ============   ============

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 ------------------------------
Operating activities
     Net income                                                                  $  10,013,033    $   8,670,717
     Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
           Provision for loan losses                                                 1,445,197          668,000
           Depreciation                                                                625,361          548,980
           Amortization of intangibles                                                 306,965          220,829
           Accretion of discounts on securities, net                                   (64,707)         (84,026)
           Gain on disposal of premises and equipment                                   40,639               --
           Gain on disposal of real estate owned                                      (182,251)         (17,633)
           Gain on loans held for sale and mortgage-backed securities                 (200,171)        (482,337)
           Originations of loans held for sale, net                                (28,284,418)     (26,987,556)
           Proceeds from sale of loans held for sale                                12,686,114       29,670,315
           Other operating activities                                                2,499,800          495,187
                                                                                 -------------    -------------
              Net cash provided (used) in operating activities                      (1,114,438)      12,702,476
                                                                                 -------------    -------------
Investing activities:
     Proceeds from maturities of investment securities available for sale           16,000,000       11,000,000
     Purchases of investment securities available for sale                         (27,000,000)              --
     Proceeds from principal repayments and sales of mortgage-backed
        securities available for sale                                                1,165,565        4,336,744
     Proceeds from principal repayments of mortgage-backed held for investment         341,055          112,655
     Originations of loans held for investment, net of principal repayments        (63,393,044)     (70,786,818)
     Proceeds from disposal of premises and equipment                                  900,148               --
     Proceeds from disposal of real estate owned                                       982,418           70,899
     Sale of FHLB stock                                                                293,500          127,200
     Purchases of premises and equipment                                            (2,167,452)      (1,109,280)
     Repayment of note receivable                                                    1,156,557           71,658
     Net cash received in branch acquisition                                                --       15,771,621
                                                                                 -------------    -------------
              Net cash used in investing activities                                (71,721,253)     (40,405,321)
                                                                                 -------------    -------------
Financing activities:
     Net increase in deposit accounts                                              102,814,171       14,436,981
     Proceeds from FHLB borrowings                                                 109,000,000      214,300,000
     Repayments of FHLB borrowings                                                (119,500,000)    (212,300,000)
     Purchase of treasury shares                                                       (25,435)      (2,334,363)
     Proceeds from exercise of stock options                                         1,018,220          560,462
     Cash paid for dividends                                                        (3,600,717)      (2,964,027)
     Net change in repurchase agreements                                             1,722,667          962,377
                                                                                 -------------    -------------
              Net cash provided by financing activities                             91,428,906       12,661,430
                                                                                 -------------    -------------

Increase (decrease) in cash and cash equivalents                                    18,593,215      (15,041,415)

Cash and cash equivalents, beginning of period                                      20,938,348       34,924,604
                                                                                 -------------    -------------

Cash and cash equivalents, end of period                                         $  39,531,563    $  19,883,189
                                                                                 =============    =============

Supplemental disclosures:
     Real estate acquired in settlement of loans                                 $     793,184    $      91,206
     Dividends declared, not paid                                                $   1,267,131    $   1,062,275

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

Note 2. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

Note 3. Allowance for Loan Losses. As of September 30, 2005 and December 31, 2004, the Bank maintained an allowance for loan losses totaling $9.1 million and $8.3 million, respectively, representing a ratio of allowance for loan losses to loans outstanding of 1.3% at each respective period end date.

Note 4. Earnings Per Share. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan.

Note 5. Stock Options. The Company's 1997 Stock Option Plan (the "Plan") provides for the issuance of options to purchase shares of the Company's common stock to selected key employees and Directors of the Company and the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. Vesting is determined on the date of grant. During the quarter ended September 30, 2005, 1,200 options were granted under the Plan and 6,922 were exercised under the Plan. The weighted average remaining contractual life of currently outstanding options under the Plan is 42 months. At September 30, 2005, 720,987 options were outstanding and 673,318 options were reserved for future issuance.

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

Three Months Ended September 30, 2005             As Reported        Pro Forma
-------------------------------------            --------------   --------------

Net income attributable to common shareholders   $    3,674,362   $    3,649,653
Stock based compensation, net of tax effect      $            0   $       24,709
Net income per share - basic                     $          .59   $          .58
Net income per share - diluted                   $          .56   $          .55

Nine months ended September 30, 2005              As Reported        Pro Forma
------------------------------------             --------------   --------------

Net income attributable to common shareholders   $   10,013,033   $    9,944,676
Stock based compensation, net of tax effect      $            0   $       68,357
Net income per share - basic                     $         1.59   $         1.57
Net income per share - diluted                   $         1.51   $         1.50


Three Months Ended September 30, 2004             As Reported        Pro Forma
-------------------------------------            --------------   --------------

Net income attributable to common shareholders   $    2,990,822   $    2,970,451
Stock based compensation, net of tax effect      $            0   $       30,865
Net income per share - basic                     $          .48   $          .48
Net income per share - diluted                   $          .46   $          .45

Nine months ended September 30, 2004              As Reported        Pro Forma
------------------------------------             --------------   --------------

Net income attributable to common shareholders   $    8,670,717   $    8,604,032
Stock based compensation, net of tax effect      $            0   $      139,869
Net income per share - basic                     $         1.39   $         1.38
Net income per share - diluted                   $         1.32   $         1.30

Note 7. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                        2005            2004            2005             2004
                                    ------------    ------------    ------------    ------------
Net income                          $  3,674,362    $  2,990,822    $ 10,013,033    $  8,670,717
Reclassification of gain on
  sale of securities                           0               0               0         (88,844)
Losses unrealized, net
  of income taxes                       (323,424)       (180,500)       (726,953)     (1,136,641)
                                    ------------    ------------    ------------    ------------
Other comprehensive income (loss)       (323,424)       (180,500)       (726,953)     (1,225,485)
                                    ------------    ------------    ------------    ------------
Comprehensive income                $  3,350,938    $  2,810,322    $  9,286,080    $  7,600,146
                                    ============    ============    ============    ============

Note 8. Reclassification. Certain amounts presented on the accompanying Consolidated Statement of Financial Condition as of December 31, 2004 have been reclassified to conform with the presentation as of September 30, 2005. These reclassifications had no effect on the net income or stockholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's principal business consists of holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased to $825.3 million at September 30, 2005 from $722.1 million at December 31, 2004, reflecting a 19.1% annualized growth rate. Earning assets increased to $773.5 million at September 30, 2005 from $676.0 million at December 31, 2004, reflecting growth of the loan and leases receivable portfolio, as further discussed below. Earning assets were 93.7% of total assets at both September 30, 2005 and December 31, 2004.

Interest-bearing overnight deposits in financial institutions increased to $13.6 million at September 30, 2005 from $1.1 million at December 31, 2004, reflecting a strategy to keep excess funds on the short-term end of a relatively flat yield curve. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $47.4 million at September 30, 2005 and $38.7 million at December 31, 2004. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during the three and nine months ended September 30, 2005, compared to no sales during the three months and $2.5 million sold during the nine months ended September 30, 2004. No mortgage loans were securitized into mortgage-backed securities the three and nine months ended September 30, 2005, compared to none securitized during the three months and $2.8 million securitized during the nine months ended September 30, 2004. The total mortgage-backed securities portfolio was $7.5 million at September 30, 2005, compared to $9.2 million at December 31, 2004.

Loans held for sale increased to $21.8 million at September 30, 2005 from $6.0 million at December 31, 2004. The sale of loans held for sale declined to $1.6 million and $12.7 million during the three and nine months ended September 30, 2005, from $9.5 million and $29.7 million sold during the three and nine months ended September 30, 2004, reflecting a slow down in origination and refinancing volumes due to the recent rise in interest rates. In addition, during the current quarter the Bank implemented a strategy to hold current held for sale mortgage loan originations for the possible securitization in to available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment increased to $687.0 million at September 30, 2005 from $625.9 million at December 31, 2004, reflecting a 13.0% annualized net growth rate during the period. This growth reflects the Bank's increased focus on growth and development of its commercial loan portfolio.

Deposits increased to $731.4 million at September 30, 2005 from $628.5 million at December 31, 2004. Checking accounts increased to $246.1 million at September 30, 2005 from $236.3 million at December 31, 2004, reflecting the Bank's efforts to grow and maintain consistent levels of lower costing core deposits. Time deposits increased to $462.1 million at September 30, 2005 from $370.2 million at December 31, 2004, as investors have begun to transfer funds into higher yielding time deposits due to the recent rise in interest rates.

FHLB advances and junior subordinated debentures, used primarily to fund loan originations and general banking operations, were $10.3 million at September 30, 2005 and $20.8 million at December 31, 2004. Borrowings in the form of repurchase agreements were $6.0 million at September 30, 2005 compared to $4.3 million at December 31, 2004. Repurchase Agreements represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $66.2 million at September 30, 2005, compared to $59.7 million at December 31, 2004. See "Consolidated Statements of Stockholders' Equity" for additional information. The equity to assets ratio was 8.0% At September 30, 2005, compared to 8.3% at December 31, 2004, primarily reflecting earnings growth, net of dividend payments, and the growth in earning assets as previously discussed.

Accumulated other comprehensive income was $146,000 at September 30, 2005 compared to $873,000 at December 31, 2004, reflecting a decline in the net market value of the investment portfolio resulting from the rise in interest rates, as previously discussed. See "Note 7. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's capital was $73.7 million at September 30, 2005, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On September 23, 2005, the Company declared a cash dividend of $0.20 per share, payable October 28, 2005 to stockholders of record as of October 4, 2005. This dividend payment represents a payout ratio of 33.9% of the basic earnings per share for the quarter ended September 30, 2005, and is the Company's thirty-fourth consecutive quarterly cash dividend.

During the three and nine months ended September 30, 2005, the Company acquired 457 and 837 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At September 30, 2005, 1,664,343 treasury shares were held totaling $28.5 million, compared to 1,735,324 treasury shares totaling $29.7 million held at December 31, 2004.

During the three and nine months ended September 30, 2005, 6,922 and 80,437 shares, respectively, were issued as a result of the exercise of stock options, compared to 31,482 and 59,357 shares, respectively, issued during the three and nine months ended September 30, 2004.

Comparison of Operating Results - Three and Nine months ended September 30, 2005 and 2004

General. Net income was $3.7 million and $10.0 million for the three and nine months ended September 30, 2005, compared to $3.0 million and $8.7 million for the three and nine months ended September 30, 2004. Basic earnings per share were $0.59 and $1.59 per share for the three and nine months ended September 30, 2005, compared to $0.48 and $1.39 per share for the three and nine months ended September 30, 2004. Diluted earnings per share were $0.56 and $1.51 for the three and nine month ended September 30, 2005, compared to $0.46 and $1.32 per share for the three and nine months ended September 30, 2004.

Core earnings during the three and nine months ended September 30, 2005 were supported by growth in net interest income, reflecting growth in the loan and leases receivable portfolio and in deposits. Key performance ratios, return on average assets and return on average equity were 1.8% and 22.4%, respectively, for the quarter ended September 30, 2005, compared to 1.7% and 21.0%, respectively, for the quarter ended September 30, 2004.

Interest Income. Interest income was $13.9 million and $38.2 million for the three and nine months ended September 30, 2005, compared to $10.2 million and $29.3 million for the three and nine months ended September 30, 2004. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $758.4 million and $725.6 million for the three and nine months ended September 30, 2005, compared to $663.3 million and $648.3 million for the three and nine months ended September 30, 2004, reflecting the growth in loans and leases receivable held for investment as previously discussed. The yield on average interest-earning assets was 7.3% and 7.0% for the three and nine months ended September 30, 2005, compared to 6.1% and 6.0% for the three and nine months ended September 30, 2004, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $4.3 million and $10.9 million for the three and nine months ended September 30, 2005, compared to $2.5 million and $7.0 million for the three and nine months ended September 30, 2004, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $733.5 million and $705.2 million for the three and nine months ended September 30, 2005, compared to $649.2 million and $635.5 million for the three and nine months ended September 30, 2004. The effective cost of average deposits and borrowings was 2.4% and 2.1% for the three and nine months ended September 30, 2005, compared to 1.5% for both the three and nine months ended September 30, 2004.

Provision for Loan Losses. The Company's methodology for evaluating its allowance for loan and lease losses includes amounts specifically allocated to loans that are individually determined to be impaired, as well as general reserve amounts allocated to groups of loans that have not been individually assessed for impairment.

The Bank recorded $350,000 and $1.1 million of general provisions for loan losses in the three and nine months ended September 30, 2005, compared to $268,000 and $668,000 of general provisions recorded in the three and nine months ended September 30, 2004. The Bank recorded $44,000 and $382,000 of specific provisions in the three and nine months ended September 30, 2005, compared to no specific provisions recorded in the three and nine months ended September 30, 2004.

Provisions were necessary to support inherent losses and risk associated with the growth in the Bank's loan portfolio. Provisions are charged to current operations and the Bank believes the resulting allowance for loan losses is adequate to absorb probable losses on loans. Additions to the allowance for loan losses are based on a review and classification of the loan portfolio and other factors, such as past collection and loss experience, changes in the nature and volume of the loan portfolio, risk characteristics of individual loans or groups of similar loans and underlying collateral, overall portfolio quality and current and prospective economic conditions.

To support the risk associated with its loan portfolio, the Bank had general and specific allowance for loan losses of $9.0 million and $82,000, respectively at September 30, 2005, compared to $8.1 million and $250,000, respectively, at December 31, 2004. The ratio of general and specific allowance for loan losses to loans and leases receivable, net of loans in process and deferred loan fees, was 1.3% at both September 30, 2005 and December 31, 2004.

During the nine months ended September 30, 2005, the Bank foreclosed on a commercial real estate loan and applied $550,000 of specific allowance for loan losses against that specific loan. During the quarter ended September 30, 2005, the subject property was sold and the Bank recorded a net gain of $131,000. Other real estate owned was $82,000 at September 30, 2005 compared to $89,000 at December 31, 2004. Non-performing assets were $2.9 million at September 30, 2005 compared to $2.5 million at December 31, 2004, as the volume of loans and leases receivable increased between the respective periods as previously discussed. Based on the credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for loan losses is adequate. However, future additions to the allowance for losses may be necessary based on changes in economic conditions and other factors.

Net Interest Income. Net interest income was $9.2 million and $25.9 million for the three and nine months ended September 30, 2005, compared to $7.4 million and $21.6 million for the three and nine months ended September 30, 2004. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 5.0% for both the three and nine months ended September 30, 2005, compared to 4.6% for both the three and nine months ended September 30, 2004. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.0% for both the three and nine months ended September 30, 2005, compared to 4.6% for both the three and nine months ended September 30, 2004.

Noninterest Income. Noninterest income was $2.3 million and $6.1 million for the three and nine months ended September 30, 2005, compared to $2.2 million and $6.7 million for the three and nine months ended September 30, 2004. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.6 million and $4.4 million for the three and nine months ended September 30, 2005, compared to $1.7 million and $4.9 million for the three and nine months ended September 30, 2004. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges. The Bank recorded $38,000 and $200,000 of gains from sales of loans during the three and nine months ended September 30, 2005, compared to $148,000 and $393,000 during the three and nine months ended September 30, 2004, reflecting the strategy previously discussed to hold current held for sale mortgage loan originations for the possible securitization in to available for sale mortgage-backed securities.

Noninterest Expense. Noninterest expenses were $5.4 million and $15.6 million for the three and nine months ended September 30, 2005, compared to $4.9 million and $14.5 million for the three and nine months ended September 30, 2004. The largest component of these expenses, compensation and fringe benefits, was $3.2 million and $9.3 million for the three and nine months ended September 30, 2005, compared to $3.0 million and $8.8 million for the three and nine months ended September 30, 2004. Fulltime equivalent employees were 271 at September 30, 2005 compared to 246 at September 30, 2004. This growth is due to additional personnel resulting from opening three new de novo full-service branch offices, a loan production office, and administrative staff required to support the increase in assets, loans and deposits as previously discussed.

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

Income Taxes. Income tax expense was $2.3 million and $6.3 million for the three and nine months ended September 30, 2005, compared to $1.8 million and $5.1 million for the three and nine months ended September 30, 2004. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. Effective income tax rates were 38.8% and 38.7% for the three and nine months ended September 30, 2005, compared to 37.5% and 37.1% for the three and nine months ended September 30, 2004. The Company's federal statutory income tax rate has increased to 35% in fiscal 2005 from 34% in fiscal 2004 as a result of the increased level of consolidated federal taxable income.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit
withdrawals,   fund  future  loan   commitments,   maintain   adequate   reserve
requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At September 30, 2005, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $112.5 million, compared to $70.0 million at December 31, 2004, representing 15.3% and 10.9% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at September 30, 2005 and December 31, 2004.

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

Accordingly, the Company will adopt SFAS No. 123(R) on January 1, 2006. Considering stock options currently outstanding, the Company anticipates that its pretax income for the fiscal years ending December 31, 2006, 2007, and 2008 will decrease by approximately $88,000, $47,000 and $9,000, respectively. Therefore, the adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated financial statements on an annualized basis. Any future issuance of additional stock options will further impact net income for fiscal years ending after December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2004. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2004.

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

Item 4. Controls and Procedures. As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2005.

                                                                Total Number
                                                                 of Shares
                                                                 Purchased         Maximum
                                                                 as Part of    Number of Shares
                                   Total                          Publicly      that May Yet Be
                                  Number of      Average          Announced     Purchased Under
                                   Shares       Price Paid        Plans or       the Plans or
       Period                     Purchased      per Share       Programs (1)      Programs (1)
       ------                     ---------      ---------       ------------     ------------
July 2005
Beginning date: July 1               202        $    33.94            202           149,418
Ending date: July 31

August 2005
Beginning date: August 1             255        $    28.59            255           149,163
Ending date: August 31

September 2005
Beginning date: September 1            0        $     0.00             0            149,163
Ending date: September 30

------------------------
(1) Shares were purchased pursuant to a stock repurchase program announced on January 10, 2005. This repurchase program will expire on January 10, 2006.

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

      Date: November 7, 2005                Date: November 7, 2005