Form 10-K
period 2005-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2006-03-15
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                           Commission File No. 0-22219

                           FIRST SOUTH BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                            56-1999749
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA               27889-2047
------------------------------------------------         ---------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (252) 946-4178

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2005, was approximately $165.1 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 2, 2006: 6,392,418.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2005. (Parts II and IV)

      2. Portions of Proxy Statement for 2006 Annual Meeting of Stockholders. (Parts II and III)

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

GENERAL

      First South Bancorp, Inc. First South Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company's common stock is traded on the Nasdaq National Market under the symbol "FSBK".

      First South Bank. The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina and serves eastern North Carolina. The Bank received federal insurance of its deposits in 1959.

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

MARKET AREA

      Although the Company makes loans and obtains deposits throughout central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. As of December 31, 2005, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

LENDING ACTIVITIES

      General. The Company's gross loan portfolio, including real estate construction loans in process, totaled $799.0 million at December 31, 2005, representing 95.9% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2005, commercial real estate loans amounted to $570.5 million, or 71.4% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2005, commercial business loans totaled $38.5 million, or 4.8% of the Company's gross loan portfolio, and consumer loans totaled $100.5 million, or 12.6% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2005, $49.4 million, or 6.2% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential mortgage construction loans totaled $25.3 million, or 3.1% of the Company's gross loan portfolio, at December 31, 2005.

      Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2005, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                         At December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2005                 2004                 2003                 2002                  2001
                              ------------------   ------------------   ------------------   ------------------   -----------------
                               Amount       %       Amount       %       Amount       %       Amount       %       Amount      %
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------
                                                                                   (Dollars in thousands)
 Residential mortgage loans:
  Single-family residential . $ 49,363       6.2%  $ 53,149       7.6%  $ 64,549      10.8%  $103,852      19.6%  $110,217     25.7%
  Multi-family residential ..    2,885       0.4      2,956       0.4      3,650       0.6      6,360       1.2      8,399      2.0
  Construction ..............   25,304       3.1     22,687       3.3      9,921       1.7     17,070       3.2     23,305      5.4
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------
    Total residential
        mortgage loans ......   77,552       9.7     78,792      11.3     78,120      13.1    127,282      24.0    141,921     33.1
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------

Commercial loans and leases:
  Commercial real estate ....  570,469      71.4    470,809      67.4    372,430      62.3    274,564      51.8    172,621     40.3
  Commercial business .......   38,457       4.8     38,891       5.6     47,646       7.9     39,926       7.5     32,450      7.6
  Lease receivables .........   11,981       1.5     11,622       1.6     10,422       1.7      6,624       1.3      3,244      0.8
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------

    Total commercial loans
        and leases ..........  620,907      77.7    521,322      74.6    430,076      71.9    321,114      60.6    208,315     48.7
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------

Consumer loans:
  Automobile ................    4,851       0.6      3,890       0.5      4,045       0.7      4,618       0.8      5,674      1.3
  Savings account loans .....    1,826       0.2      1,394       0.2      1,829       0.3      2,003       0.4      1,438      0.3
  Home equity loans .........   42,084       5.3     42,330       6.1     38,533       6.5     35,471       6.7     34,947      8.2
  Other .....................   51,783       6.5     50,827       7.3     45,072       7.5     39,770       7.5     35,717      8.4
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------
    Total consumer loans ....  100,544      12.6     98,441      14.1     89,479      15.0     81,862      15.4     77,776     18.2
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------
      Total .................  799,003     100.0%   698,555     100.0%   598,097     100.0%   530,258     100.0%   428,012    100.0%
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  -------

Less:
  Construction loans in
        process .............   80,528               57,194               36,280               31,450               16,220
  Deferred fees and discounts    1,433                1,202                  983                  935                  808
  Allowance for loan losses .    9,222                8,343                7,634                6,959                5,371
                              --------             --------             --------             --------             --------
    Total ................... $707,820             $631,816             $553,200             $490,914             $405,613
                              ========             ========             ========             ========             ========

      Loan Maturities. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in the Company's portfolio based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of construction loans in process. Lease balances are included in other loans.

                                                         Due After          Due After
                                                        1 Through          5 or More
                                         Due One      5 Years After       Years After
                                      Year or Less  December 31, 2005  December 31, 2005     Total
                                      ------------  -----------------  -----------------  ----------
                                                                (In thousands)
Residential real estate loans ......  $     48,141  $          41,274  $          37,745  $  127,160
Commercial real estate, business and
   other loans .....................       396,128            163,180             32,007     591,315
                                      ------------  -----------------  -----------------  ----------
     Total .........................  $    444,269  $         204,454  $          69,752  $  718,475
                                      ============  =================  =================  ==========

      The following table sets forth at December 31, 2005 the dollar amount of all loans due one year or more after December 31, 2005 which have predetermined interest rates and have floating or adjustable interest rates.


                                       Predetermined       Floating or
                                           Rates        Adjustable Rates
                                      ----------------  ----------------
                                                (In thousands)

Residential real estate loans ......  $         68,419  $         10,600
Commercial real estate, business and
   other loans .....................           194,355               832
                                      ----------------  ----------------
     Total .........................  $        262,774  $         11,432
                                      ================  ================


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

      In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2005, 2004 and 2003, these transactions totaled $29.0 million, $40.5 million and $145.8 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

      Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC. In addition, loans sold to other investors may be manually underwritten by the Bank or the respective investor, or the respective investor's representatives, or through an investor's automated underwriting system, if applicable. All large loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $1,500,000 must be approved by the Loan Committee. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

      Applications for single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC or the investor's guidelines. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or by qualified Bank personnel. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

      With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 15 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees of between $175 and $500 are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed for the commitment period.

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

      The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See "-- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $11.3 million at December 31, 2005. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

      Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

      Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2005, single-family, residential mortgage loans, excluding home improvement loans, totaled $49.4 million, or 6.2% of the Company's gross loan portfolio.

      The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 31, 2005, $24.8 million, or 32.0%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten, closed and sold to a correspondent investor.

      The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 4.5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2005, $52.8 million, or 68.0%, of the Company's residential mortgage loans were adjustable-rate loans.

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

      Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% and adjust annually. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2005, $25.3 million, or 3.1%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

      Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.50% to 1.25% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 1% construction loan fee and a commitment fee ranging from $275 to $425.

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

      Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2005, multi-family residential and commercial real estate loans totaled $2.9 million and $570.5 million, respectively, which amounted to 0.4% and 71.4%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25 year amortization schedule generally with a balloon payment due after three to seven years.

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

      In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $2,000,000. At December 31, 2005, commercial business loans totaled $38.5 million, or 4.8% of the Company's gross loan portfolio.

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

      Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2005, consumer loans totaled $100.5 million, or 12.6% of the Company's gross loan portfolio.

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

      The Bank makes certificate of deposit loans for up to 95% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2005, loans on certificates of deposit totaled $1.8 million, or 0.2% of the Company's gross loan portfolio.

      At December 31, 2005, the Company had approximately $42.1 million in home equity line of credit loans, representing approximately 5.3% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

      In addition, the Bank has developed a program to originate loans for a local credit union. The Bank receives a $600 origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount. All of these loans are funded and closed in the name of the credit union. The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

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

      Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2005.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 4 of Notes to Consolidated Financial Statements for the Year Ended December 31, 2005.

      The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.


                                                               At December 31,
                                            -----------------------------------------------
                                              2005      2004      2003      2002      2001
                                            -------   -------   -------   -------   -------
                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential mortgage:
    Single-family ........................  $ 1,362   $   814   $ 1,057   $   460   $   864
  Commercial real estate .................      555     1,241     1,334       427       200
  Commercial business ....................      220        49        19       219        83
  Consumer ...............................      122       245       215       247       106
                                            -------   -------   -------   -------   -------
    Total nonperforming loans ............  $ 2,259   $ 2,349   $ 2,625   $ 1,496   $ 1,253
                                            =======   =======   =======   =======   =======
Percentage of total loans, net ...........     0.32%     0.37%     0.47%     0.30%     0.31%
                                            =======   =======   =======   =======   =======
Real estate owned ........................       14        89       131       402       677
                                            =======   =======   =======   =======   =======


      During the year ended December 31, 2005, additional gross interest income of approximately $143,189 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.

      At December 31, 2005, the Bank had no loans not classified as nonaccrual, 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

      There were no loans accruing interest which were contractually past due 90 days or more at the end of any reported period.

      At December 31, 2005, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

      At December 31, 2005, the Company had $2.3 million of nonaccrual loans, which consisted of twenty-seven single-family residential real estate loans totaling $1.4 million, six commercial real estate loans totaling $555,000, five commercial business loans totaling $220,000 and ten consumer loans totaling $122,000.

      At December 31, 2005, the Bank had $14,000 of real estate owned, which consisted of one single-family residential lot.

      Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2005, the Company had $19.2 million in classified assets, including $11.0 million in assets classified as special mention, $8.2 million in assets classified as substandard and no assets classified as doubtful or loss, compared to $19.1 million in classified assets, including $10.8 million in assets classified as special mention, $7.9 million in assets classified as substandard, $62,000 in assets classified as doubtful and $251,000 in assets classified as loss at December 31, 2004.

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


                                                                                Three Months
                                                    Year Ended                     Ended        Year Ended
                                                    December 31,                December 31,   September 30,
                                        ------------------------------------    ------------  --------------
                                          2005     2004       2003      2002        2001           2001
                                        -------   -------   -------   -------      -------       -------
                                                                          (Dollars in thousands)

Balance at beginning of period .......  $ 8,343   $ 7,634   $ 6,959   $ 5,371      $ 5,401       $ 5,159
                                        -------   -------   -------   -------      -------       -------
Loans charged-off:
Commercial business ..................      691        55       125        60           --           423
  Consumer ...........................      157       247       232       133           42           233
                                        -------   -------   -------   -------      -------       -------
      Total charge-offs ..............      848       302       358       193           42           656
                                        =======   =======   =======   =======      =======       =======

Recoveries:
  Residential real estate mortgage:
    Single-family residential ........        1         4        --        --           --            --
  Commercial .........................        5         2        24        11            2            49
  Consumer ...........................       10        37        21        14           10            19
                                        -------   -------   -------   -------      -------       -------
      Total recoveries ...............       16        43        45        25           12            68
                                        -------   -------   -------   -------      -------       -------
Net loans charged-off ................      832       259       313       168           30           588
                                        -------   -------   -------   -------      -------       -------
Additions:
Balance transferred in acquisition ...       --        --        --        --           --            --
Provision for loan losses ............    1,711       968       988     1,756           --           830
                                        -------   -------   -------   -------      -------       -------
      Total additions ................    1,711       968       988     1,756           --           830
                                        -------   -------   -------   -------      -------       -------
Balance at end of period .............  $ 9,222   $ 8,343   $ 7,634   $ 6,959      $ 5,371       $ 5,401
                                        =======   =======   =======   =======      =======       =======
Ratio of net charge-offs to average
  loans outstanding during the period      0.12%     0.04%     0.06%     0.04%        0.01%         0.16%
                                        =======   =======   =======   =======      =======       =======

      The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                          At December 31,
                   ----------------------------------------------------------------------------------------------------------------
                           2005                   2004                  2003                   2002                   2001
                   --------------------   --------------------   --------------------   --------------------   --------------------
                            Percent of             Percent of             Percent of             Percent of             Percent of
                             Loans in               Loans in               Loans in               Loans in               Loans in
                            Category to            Category to            Category to            Category to            Category to
                   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                   -------  -----------   -------  -----------   -------  -----------   -------  -----------   -------  -----------
                                                                       (Dollars in thousands)

Residential
 mortgage......... $   510          8.6%  $ 1,034         11.3%  $ 1,034         13.1%  $ 1,034         24.0%  $ 1,034         33.1%
Commercial (1)(2)    7,388         73.4     6,362         74.6     5,487         71.9     4,726         60.6     3,243         48.7
Consumer .........   1,324         18.0       947         14.1     1,113         15.0     1,199         15.4     1,094         18.2
                   -------  -----------   -------  -----------   -------  -----------   -------  -----------   -------  -----------
  Total allowance
   for loan losses $ 9,222        100.0%  $ 8,343        100.0%  $ 7,634        100.0%  $ 6,959        100.0%  $ 5,371        100.0%
                   =======  ===========   =======  ===========   =======  ===========   =======  ===========   =======  ===========

---------------
   (1) Includes commercial real estate, commercial business loans and lease receivables.
   (2) Includes $82,000 of specific allowance for loan losses on two commercial business loans.

INVESTMENT ACTIVITIES

      General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2005, the Company's mortgage-backed securities and investment securities portfolio amounted to $22.7 million and $41.8 million, respectively. At such date, the Company had an unrealized loss of $371,000, net of deferred taxes, with respect to its securities.

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

      Mortgage-Backed Securities. At December 31, 2005, the Company's mortgage-backed securities amounted to $22.7 million, or 2.72% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 2005, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

      The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $359,650.

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

      At December 31, 2005, mortgage-backed securities with an amortized cost of $21.0 million and a carrying value of $20.6 million were held as available for sale, and mortgage-backed securities with an amortized cost of $2.1 million and a carrying value of $2.1 million were held for investment. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 hereto. At December 31, 2005, the Bank's mortgage-backed securities had a weighted average yield of 5.26%.

      At December 31, 2005, the average contractual maturity of the Company's fixed-rate mortgage-backed securities available-for-sale was approximately 17.7 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 7.8 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

      Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2005, the Company's entire portfolio of investment securities was classified available for sale and amounted to $41.8 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2005, the estimated average life of the Company's investment securities portfolio was approximately 2.3 years. In addition, at December 31, 2005, the Company had $1.7 million of FHLB stock.

      The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2005.


                                 One Year or Less    One to Five Years    Five to Ten Years  More than Ten Years
                                ------------------   ------------------   -----------------  -------------------
                                Carrying   Average   Carrying   Average   Carrying  Average   Carrying  Average
                                  Value     Yield      Value     Yield      Value    Yield     Value     Yield
                                --------   -------   --------   -------   --------  -------  ---------  --------
                                                                      (Dollars in thousands)
Securities available for sale:
   U.S. government and
       agency  securities       $ 10,092      6.23%  $ 31,735      4.54%  $     --       --%   $    --       --%
   Mortgage-backed securities         --        --        260      6.54      4,345     6.24     16,034     4.99
Securities held to maturity:
   FHLB stock (1) ............        --        --         --        --         --       --      1,689     4.60
Mortgaged-backed securities ..        --        --         --        --      2,063     4.00         --       --
                                --------   -------   --------   -------   --------  -------   --------  -------
   securities
Total ........................  $ 10,092      6.23%  $ 31,995      4.56%  $  6,408     5.52%  $ 17,723     4.95%
                                ========             ========             ========            ========

                                 Total Investment Portfolio
                                ----------------------------
                                Carrying  Amortized  Average
                                 Value      Cost      Yield
                                --------  ---------  -------

Securities available for sale:
   U.S. government and
       agency  securities
                                $ 41,827  $  42,041     4.94%
   Mortgage-backed securities     20,639     21,011     5.26
Securities held to maturity:
   FHLB stock (1) ............     1,689      1,689     4.60
Mortgaged-backed .............     2,063      2,063     4.00
securities                      --------  ---------   ------

Total ........................  $ 66,218  $  66,804     5.00%
                                ========  =========


---------------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

      The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.



                                                             At December 31,
                                                       -------------------------
                                                          2005     2004     2003
                                                       -------  -------  -------
                                                             (In thousands)
Securities available for sale:
   U.S. government and agency securities ............  $41,827  $32,058  $50,072
   Mortgage-backed securities .......................   20,639    6,639   11,715
                                                       -------  -------  -------
      Total .........................................  $62,466  $38,697  $61,787
                                                       =======  =======  =======

Securities held to maturity:
   FHLB stock .......................................  $ 1,689  $ 1,825  $ 2,127
   Mortgage-backed securities .......................    2,063    2,569       --
                                                       -------  -------  -------
      Total .........................................  $ 3,752  $ 4,394  $63,914
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

      The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-three office locations.

      The following tables set forth the distribution of the Bank's deposit accounts and corresponding weighted average interest rates. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                                       At December 31,
                                       -----------------------------------------------------------------------------
                                               2005                         2004                       2003
                                       --------------------------  ----------------------     ----------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                   Average                     Average
                                        Amount          Rate        Amount        Rate         Amount         Rate
                                        ------       ----------     ------      ---------     -------      --------
                                                                              (Dollars in thousands)
Demand accounts:
   Checking ....................        $223,358         0.45%     $215,349         0.45%     $202,627         0.49%
   Money market ................          21,521         1.35        20,971         0.72        25,237         0.69
Savings accounts ...............          21,510         0.15        22,018         0.15        20,292         0.15
                                        --------     --------      --------     --------      --------     --------
   Total .......................        $266,389         0.50%     $258,338         0.45%     $248,156         0.48%
                                        ========                   ========                   ========

Certificate accounts:
  Less than 12 months (1) ......        $ 64,456         3.21%     $ 86,133         1.77%     $139,312         1.82%
  12 - 14 months (1) ...........         203,127         3.87        98,958         2.15        91,481         1.70
  15 - 72 months (1) ...........         199,781         3.47       185,107         2.89       104,224         3.06
                                        --------     --------      --------     --------      --------     --------
     Total .....................         467,364         3.61       370,198         2.43       335,017         2.18
                                        --------     --------      --------     --------      --------     --------
Total deposits                          $733,753         2.48%     $628,536         1.62%     $583,173         1.46%
                                        ========                   ========                   ========

--------------
(1) Original term.


      The following table indicates the amount (in thousands) of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005. At such date, such deposits represented 21.0% of total deposits and had a weighted average rate of 3.75%.

                                   Maturity Period
                                   ---------------
                                    (In thousands)

Three months or less ...........     $  3,821
Over three through six months ..        5,029
Over six through 12 months .....       65,156
Over 12 months .................       79,948
                                     --------
      Total ....................     $153,954
                                     ========

      At December 31, 2005, U.S. Agency Bonds with an amortized cost of $17.0 million were pledged as collateral for deposits from public entities.

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank's total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2005, 2004 and 2003, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

      The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                    At or for the
                                                                Year Ended December 31,
                                                     ----------------------------------------------
                                                          2005              2004          2003
                                                     -------------    -------------   -------------
                                                                      (In thousands)
Amounts outstanding at end of period:
  FHLB advances ...................................        $ 5,500         $10,500         $16,000
  Federal funds purchased and securities
    sold under repurchase agreements ..............          6,288           4,292           3,338
Rate paid on:
  FHLB advances ...................................           4.44%           2.44%           1.38%
  Federal funds purchased and securities sold under
    agreements to repurchase ......................           3.59%           1.62%           0.58%
Maximum amount of borrowings outstanding
at any month end:
  FHLB advances ...................................         24,500          46,500          19,000
  Federal funds purchased and securities
    sold under repurchase agreements ..............          7,012           4,960           6,872
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances ...................................          4,068          19,108           6,240
  Federal funds purchased and securities
    sold under repurchase agreements ..............          6,182           4,019           4,674
Approximate weighted average rate paid on: (1)
  FHLB advances ...................................           2.97%           1.46%           1.38%
  Federal funds purchased and securities
    sold under repurchase agreements ..............           2.71%           0.92%           0.60%

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

EMPLOYEES

      As of December 31, 2005, the Bank had 252 full-time and 37 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

      General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

      Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 CAMELS under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks must maintain a leverage ratio of at least 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

      In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least 4.0% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or "supplementary capital" items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities. The includible amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories ranging from 0% to 100%. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

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

                                                Adequately                                Significantly
                       Well Capitalized        Capitalized         Undercapitalized     Undercapitalized
                       ----------------        -----------         ----------------     ----------------

Total risk-based
    capital ratio      10.0% or more         8.0% or more          Less than 8.0%        Less than 6.0%
Tier 1 risk-based
    capital ratio      6.0% or more          4.0% or more          Less than 4.0%        Less than 3.0%
Leverage ratio ..      5.0% or more          4.0% or more *        Less than 4.0% *      Less than 3.0%

----------------
*  3.0% if institution has a composite 1 CAMELS rating.

      A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

      Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

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

      The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs. Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

      The Bank's CRA rating would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

      Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2005, of $1.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

      Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $7.8 million up to $40.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2005, the Bank met its reserve requirements.

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

      The assessment rate for SAIF members currently ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. SAIF members are also assessed an amount for Financing Corporation bond payments, which for fiscal 2005, averaged 1.39 basis points.

      Liquidity  Requirements.  FDIC  policy  requires  that banks  maintain  an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 13.0% of total deposits at December 31, 2005, which management believes is adequate.

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

      Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank's loans to one borrower were limited to $12.8 million at December 31, 2005. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $5.5 million, which it has exceeded from time to time as approved in advance by the Board of Directors. At December 31, 2005, the Bank's largest lending relationship was a $6.1 million relationship consisting of twelve commercial real estate loans. All loans within this relationship were current and performing in accordance with their terms at December 31, 2005.

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

      Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

      State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

      Restrictions on Certain Activities. State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-insured state banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

      Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contained sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

      Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company. In evaluating applications for acquisitions, the Federal Reserve Board considers such things as the financial condition and management of the target and the acquirer, the convenience and needs of the communities involved (including CRA ratings) and competitive factors.

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

      The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet specified qualitative standards to opt to become a "financial holding company." A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities. These include insurance underwriting and investment banking. The Company has not up to now opted to become a financial holding company.

      The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Depository Institution Regulation -- Capital Requirements."

      Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert, to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company, such as the Company, whose securities are registered under the Securities Exchange Act of 1934.

      Interstate Banking. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state. The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control (i) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not limit a state's authority to restrict the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

      Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions.

      Federal law authorizes the FDIC to approve interstate branching de novo by state banks only in states which specifically allow for such branching. The appropriate federal banking agencies adopted regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

ITEM 1A. RISK FACTORS

      CERTAIN INTEREST RATE MOVEMENTS MAY IMPACT EARNINGS AND ASSET VALUE.

      Prior to 2005, interest rates have recently been at historically low levels. However, since December 31, 2004, the prime lending rate has increased from 5.25% to 7.25% at December 31, 2005. Short-term and intermediate-term market interest rates are used as a guide to price the Bank's loans and deposits. The recent increase in such interest rates has had a positive impact on the Bank's interest rate spread and net interest margin to date, as a result of the asset sensitive nature of the Bank's balance sheet. Should short-term interest rates decline dramatically in the near future, and if rates on the Bank's loans and investments reprice downwards faster than the rates on the Bank's deposits and borrowings, the Bank could experience compression of its interest rate spread and net interest margin, which could have a negative effect on the Bank's profitability.

      Changes in interest rates also affect the value of the Bank's interest-earning assets, and in particular the Bank's securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity.

      STRONG COMPETITION WITHIN THE BANK'S MARKET AREA COULD HURT PROFITS AND SLOW GROWTH.

      The Bank faces intense competition both in making loans and attracting deposits. This competition makes it more difficult for the Bank to make new loans and at times has required the Bank to offer higher deposit rates. Price competition for loans and deposits could result in the Bank earning less on loans and paying more on deposits, which could reduce net interest income. Competition also makes it more difficult to grow loans and deposits, and to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank's profitability depends upon its continued ability to compete successfully in its market area.

      THE COMPANY AND THE BANK OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

      The Bank is subject to extensive regulation, supervision and examination by the North Carolina Commissioner of Banks and the FDIC, as its primary federal regulator. The Company also is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Commissioner. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company's common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank's assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

      THE BANK EMPHASIZES COMMERCIAL REAL ESTATE, COMMERCIAL BUSINESS AND CONSUMER LENDING, WHICH GENERALLY ARE RISKIER THAN RESIDENTIAL MORTGAGE LENDING.

      The Bank currently operates as a North Carolina chartered commercial bank. Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences. Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors determined to refocus the Bank's strategy. Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank took advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products. As a result of these efforts over the years, at December 31, 2005, the Company had commercial real estate, commercial business and consumer loans totaling $570.5 million, $38.5 million and $100.5 million, respectively, which represented 71.4%, 4.8% and 12.6%, respectively, of total loans. As December 31, 2005, $77.6 million, or 9.7% of total loans, consisted of residential real estate mortgage loans.

      While commercial real estate, commercial business and consumer loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, they generally carry a higher degree of credit risk than residential mortgage loans.

      Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership of a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

      Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependant on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank will seek to minimize these risks through its underwriting guidelines, which may require certain safeguards, such as the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individual in the business. In addition, the Bank generally limits this type of lending to its market area and to borrowers with whim it has prior experience or who are otherwise well known to the Bank.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and this are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. See "Business of the Bank - Lending Activities - Consumer and Other Lending."

      THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE DEPENDANT ON THE ECONOMY IN THE BANK'S MARKET AREA.

      The Bank's market area consists of central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. As of December 31, 2005, management estimates that more than 95% of deposits and 90% of loans came from its primary market area. Because of the Bank's concentration of business activities in its primary market area, the Company's financial condition and results of operations depend upon economic conditions in its market area.

      PROVISIONS IN THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS AND STATUTORY PROVISIONS COULD DISCOURAGE A HOSTILE ACQUISITION OF CONTROL.

      The Company's Certificate of Incorporation and Bylaws contain certain provisions that could discourage nonnegotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: the classification of the terms of the members of the Board of
Directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; restrictions on the acquisition of the Company's equity securities; and provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Company's Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company's equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of Common Stock up to a total of 25,000,000 outstanding shares. These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

      In addition, Virginia law provides for certain restrictions an acquisition of the Company, and federal and North Carolina laws contain various restrictions on acquisitions of control of banks and their holding companies.

      The Certificate of Incorporation, Bylaw and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in the Company's and the Bank's employee benefit plans are employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which stockholders of the Company otherwise might receive a substantial premium for their shares over then current market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.

ITEM 2. PROPERTIES

      The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2005.

                                                                       Book Value at
                                                Year      Owned or      December 31,     Approximate
                                               Opened      Leased          2005          Square Footage
                                           ------------- ------------- --------------    --------------
                                                                       (Dollars in thousands)
          MAIN OFFICE:
          1311 Carolina Avenue
          Washington, NC                        1986        Owned           $1,231          10,200

          BRANCH OFFICES:
          300 North Market Street
          Washington, NC                        1959        Owned              114           4,680

          1328 John Small Avenue
          Washington, NC                        2001        Leased              16           1,916

          2999 Hwy. 17S
          Chocowinity, NC                       1999        **                 304           2,530

          301 E. Arlington Boulevard
          Greenville, NC                        1993        Owned              325           2,600

          907 E. Firetower Road
          Greenville, NC                        2005        Owned              829           2,245

          604 E. Ehringhaus Street
          Elizabeth City, NC                    1980        Owned              141           2,500

          1906 S. Croatan Street
          Kill Devil Hills, NC                  2002        Leased              85           2,000

          2600 N. Croatan Street
          Kill Devil Hills, NC                  2004        Leased               8             688

                                                                          Book Value at
                                                Year      Owned or        December 31,    Approximate
                                               Opened      Leased           2005         Square Footage
                                               ------     --------         -------       --------------
                                                                         (Dollars in thousands)
          40894 NC Highway 12
          Suites 1 & 2
          Avon, NC 27915                       2005          Leased               2             120

          2430 Heritage Street
          Kinston, NC                          2001          Leased              50           2,145

          1725 Glenburnie Road
          New Bern, NC                         1990          Owned              469           2,600

          202 Craven Street
          New Bern, NC                         1995          Leased               2           2,500

          2019 S. Glenburnie Road
          Crossroads Shopping Center
          New Bern, NC                         2004          Leased              71             435

          241 Green Street
          Fayetteville, NC                     1999          Owned              747          10,000

          3107 Raeford Road
          Fayetteville, NC                     1999          Owned              384           2,400

          600 N. Chestnut Street
          Lumberton, NC                        1999          Owned              333           6,100

          3000 N. Elm Street
          Lumberton, NC                        2001          Leased              65           2,128

          3103 N. Main Street
          Hope Mills, NC                       2004          Owned              558           2,200

          100 East Hope Lodge Street
          Tarboro, NC                          2000          Leased              14           1,350

          300 Sunset Avenue
          Rocky Mount, NC                      1994          Owned              311           4,948

          2901 Sunset Avenue
          Rocky Mount, NC                      2000          Owned            1,058           5,635

          450 North Winstead Avenue
          Rocky Mount, NC                      2000          Leased              35           2,845

          1378 Benvenue Road
          Rocky Mount, NC                      2000          **                 332           5,376

          3635 North Halifax Road
          Dortches, NC                         2000          Leased              38             396

          4800 Six Forks Road
          Six Forks III, Suite #115
          Raleigh, NC                          2004          Leased             139           4,501

                                                                          Book Value at
                                                Year      Owned or        December 31,    Approximate
                                               Opened      Leased          2005          Square Footage
                                               ------     --------         -------       --------------
                                                                         (Dollars in thousands)
          1802 Martin Luther King
          Jr. Parkway
          Suite 108
          Durham, NC                           2004          Leased               6             950

          CREDIT ADMINISTRATION:
          239 West Main Street
          Washington, NC                       1994          Owned              346           7,600

          OPERATIONS CENTER:
          220 Creekside Drive
          Washington, NC                       2001          Owned              610          10,000

          FIRST SOUTH LEASING:
          1035 Director Court
          Suite C
          Greenville, NC                       2001          Leased              18           1,146

          DEVELOPED BUILDING LOT:
          Taberna
          New Bern, NC                                       Owned              176

         -----------
         **       Lease land, own building.

      The book value of the Bank's investment in premises and equipment was $8.8 million at December 31, 2005. See Note 5 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2005, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) The information contained in the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

      (b) Not applicable.

      (c) The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

                                                                                                              (d)
                                                                                  (c)
                              (a)                      (b)                                                  MAXIMUM
                                                                            TOTAL NUMBER OF            NUMBER OF SHARES
                             TOTAL                                          SHARES PURCHASED           THAT MAY YET BE
                           NUMBER OF                 AVERAGE              AS PART OF PUBLICLY          PURCHASED UNDER
                             SHARES                 PRICE PAID            ANNOUNCED PLANS OR             THE PLANS OR
       PERIOD              PURCHASED                PER SHARE                   PROGRAMS                   PROGRAMS
       ------              ---------                ---------                   --------                   --------
October 2005
Beginning date:
October 1
Ending date:                    --                      $ --                        --                     149,163
October 31

November 2005
Beginning date:
November 1                   8,297                     36.79                     8,297                     140,866
Ending date:
November 30

December  2005
Beginning date:
December 1
Ending date:                   169                     35.58                       169                     140,697
December 31
                      ---------------------    ---------------------     -----------------------    -----------------------
                             8,466                    $36.77                     8,466                     140,697
Total                       =======                   =======                   =======                    =======


ITEM 6. SELECTED FINANCIAL DATA

      The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 3 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 14 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained in the section captioned "Market Risk" on page 6 in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 15 through 40 in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The report of PricewaterhouseCoopers LLP with respect to the consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the year ended December 31, 2003 follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   [Letterhead of PricewaterhouseCoopers LLP]

To the Board of Directors and Shareholders of First South Bancorp, Inc.:

      In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of First South Bancorp, Inc. and its subsidiaries for the year ended December 31, 2003 (appearing on pages 15 through 40 of the First South Bancorp, Inc. 2005 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 4, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information contained under the section captioned "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

      Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2005.

      Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2005, and has issued an attestation report on the Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, which is included herein.

First South Bancorp, Inc.
March 7, 2006

/s/ Thomas A. Vann                                  /s/ William L. Wall
------------------------------------                ----------------------------
Thomas A. Vann                                     William L. Wall
President and Chief Executive Officer              Executive Vice President and
                                                   Chief Financial Officer

             ATTESTATION REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

                        [Letterhead of Dixon Hughes PLLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

      We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that First South Bancorp, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that First South Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended December 31, 2005, and our report dated March 7, 2006, expressed an unqualified opinion on those consolidated financial statements.

      We  do  not  express  an  opinion  or  any  other  form  of  assurance  on
management's   statement  referring  to  compliance  with  designated  laws  and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC
---------------------
Sanford, North Carolina
March 7, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


      (d) EQUITY COMPENSATION PLANS. The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2005.


                                                (a)                         (b)                            (c)
                                                                                                Number of securities remaining
                                    Number of securities to be                                   available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                       outstanding options,           price of outstanding        plans (excluding securities
                                        warrants and rights       options, warrants and rights     reflected in column (a))
                                        -------------------       ----------------------------     ------------------------

Equity compensation plans                    703,772                 $        11.00                     669,318
  approved by security holders

Equity compensation plans not                     --                             --                           --

  approved by security holders
                                              703,772                $        11.00                     669,318
                                            ===========                   ===========                 ===========
Total

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

      Report of Independent Registered Public Accounting Firm
      Consolidated Statements of Financial Condition as of December 31, 2005 and 2004 Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003 Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2005 and 2004 2003

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and 2003 Notes to Consolidated Financial Statements

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

      3.2 Bylaws of First South Bancorp, Inc., as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 0-22219))

      4.1 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)

      4.2 Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

    10.1(a) Employment Agreement between First South Bancorp,  Inc. and Thomas
            A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

    10.1(b) Employment  Agreement between First South Bank and Thomas A. Vann, as amended  (Incorporated  herein by  reference  from the  Company's
            Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

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

      10.11 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Robert E. Branch dated January 27, 2005

      10.12 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall dated January 1, 2001 (Incorporated herein by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2001 (File No. 0-22219))*

      10.13 Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

      13    Annual Report to Stockholders for the Fiscal Year Ended December 31,
            2005

      21    Subsidiaries of the Registrant

      23.1  Consent of PricewaterhouseCoopers LLP

      23.2  Consent of Dixon Hughes PLLC

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32    Certification pursuant to 18 U.S.C. Section 1350

---------------------------
      * Compensatory plan or arrangement

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

                                                       FIRST SOUTH BANCORP, INC.

March 15, 2006
                                                       By: /s/Thomas A. Vann
                                                       ---------------------
                                                       Thomas A. Vann
                                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas A. Vann                                                March 15, 2006
--------------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/William L. Wall                                               March 15, 2006
--------------------------------------------
William L. Wall
Executive Vice President, Chief Financial
  Officer and Secretary
(Principal Financial and Accounting Officer)

/s/Edmund T. Buckman, Jr.                                        March 15, 2006
--------------------------------------------
Edmund T. Buckman, Jr.
Director

/s/Linley H. Gibbs, Jr.                                          March 15, 2006
--------------------------------------------
Linley H. Gibbs, Jr.
Director

/s/Frederick N. Holscher                                         March 15, 2006
--------------------------------------------
Frederick N. Holscher
Director

/s/Frederick H. Howdy                                            March 15, 2006
--------------------------------------------
Frederick H. Howdy
Director

/s/Charles E. Parker, Jr.                                        March 15, 2006
--------------------------------------------
Charles E. Parker, Jr.
Director

/s/Marshall T. Singleton                                         March 15, 2006
--------------------------------------------
Marshall T. Singleton
Director

/s/H.D. Reaves, Jr.                                              March 15, 2006
--------------------------------------------
H. D. Reaves, Jr.
Director

                                                              2005 Annual Report






        First South Bancorp

                                 TABLE OF CONTENTS

Letter to Stockholders                                                         1

Mission Statement                                                              2

Selected Consolidated Financial Information and Other Data                     3

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             4

Report of Independent Registered Public Accounting Firm                       15

Consolidated Statements of Financial Condition                                16

Consolidated Statements of Operations                                         17

Consolidated Statements of Changes in Stockholders' Equity                    18

Consolidated Statements of Cash Flows                                         19

Notes to Consolidated Financial Statements                                    20

Board of Directors                                                            41

Executive Officers                                                            41

Area Executives & Subsidiary Executives                                       41

City & Branch Executives                                                      41

First South Bank Office Locations                                             42

Stockholder Information                                                       43

                             LETTER TO STOCKHOLDERS

To Our Stockholders:

The financial results achieved by First South Bancorp ("First South") and its wholly owned subsidiary, First South Bank ("Bank") during the year ended December 31, 2005 were extremely positive for our stockholders. We accomplished both our financial and strategic objectives, set a new earnings record and continued to enhance shareholder value.

For 2005, we are pleased to report record earnings of $14.1 million representing a 20.6% increase over the $11.7 million earned in 2004. The significance of these earnings is reflected in the Bank's ability to reprice its assets quickly and manage its operating cost. Diluted earnings per share increased 18.4% to $2.12 per share for 2005 from $1.79 per share for 2004.

The assets of First South grew by 15.4% to $833.1 million at year end 2005, from $722.1 million at year end 2004. In addition, total loans and leases were $707.8 million and deposits were $733.8 million, respectively, at year end 2005. Internal growth was strong in a very competitive environment and the Bank's reliance on borrowings was minimal.

The total return to our stockholders increased dramatically in 2005. We increased the quarterly cash dividend payment rate by 17.7%, and combined with the market appreciation of our common stock, resulted in a 40.9% total return to our stockholders.

We enjoyed many positive events during 2005. U.S. Banker recognized First South as 3rd among the top 200 publicly traded community banks in the United States with assets of $1 billion or less, ranked by 3-year average return on equity. The American Banker ranked First South as the 54th most efficient bank holding company among the largest 500 in the United States and as having the 77th largest net interest margin among all banking companies in the United States. Business North Carolina ranked the top 75 public companies in North Carolina by twelve measures, and First South was ranked 2nd in net interest margin, 5th in return on average equity, 8th in total one-year return and 9th in return on capital. We are pleased with these recognitions, as they further exemplify the visibility of First South and the Bank among both the business and investment communities.

During 2005, the Bank opened three new full service banking offices in Avon, Durham, and Greenville, North Carolina allowing us to better serve the banking needs in our growing market area and allowing us to expand our customer base in existing markets. Many of our future strategies will focus on enhancing the franchise value of First South. Our goal is to be a high performance bank, both in profitability and growth without compromising service. We are committed to our shareholders, our customers and our employees.

We will continue to review the structure of the assets and liabilities of the Bank in order to meet the challenges of a changing world. We will use internal and external growth to meet our strategic plan. The consolidation of our industry will continue and this should create significant opportunities for First South. We will continue to look for acquisition opportunities and will expand our operations into new markets.

The outstanding financial results achieved this year would not have been possible without the hard work and dedication of our employees. We are appreciative and proud of their accomplishments. They are committed to First South, its principles and to providing their customers the highest possible level of service. We will continue to invest in our employees, which will ultimately result in improved service to our customers and enhanced shareholder value.

I want to thank Mr. Edmund "Eddie Buck" Buckman for his thirty years of service on the Bank's Board of Directors. Eddie Buck joined the Bank in 1975 and was its Chairman from 1991 to 1996 and served on numerous committees. His wisdom, insight and warm smile will be missed. We thank him for all he has done to make First South so successful and we wish him the best in his retirement.

Each member of your Board of Directors along with our officers and employees join me in thanking you for supporting First South Bancorp. As always, your comments or suggestions are welcomed and we look forward to your continued support.

                                   Sincerely,

                                   /s/ Tom Vann
                                   Tom Vann
                                   President and
                                   Chief Executive Officer



                                 MISSION STATEMENT

      "Our mission is to become the premier community bank in eastern North Carolina. We will enhance shareholder value by serving the personal and business needs of our markets, providing superior customer service, investing in the communities that we serve, and enriching the lives of our employees."

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

                                                  Ator For the Years Ended December 31, 2005, 2004, 2003 and 2002,
                                                          Three Months Ended December 31, 2001, and
                                                                    Year Ended September 30, 2001
                                             ----------------------------------------------------------------------------
                                             12/31/05      12/31/04     12/31/03     12/31/02     12/31/01     9/30/01
                                             ----------   -----------  -----------  -----------  -----------  -----------
                                                               (dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets                               $   833,125  $    722,051 $    675,836 $    628,473 $    549,318 $    541,195
Loans receivable, net                          707,820       631,816      553,200      490,914      405,613      374,087
Cash and investment securities                  74,771        52,997       84,996       90,259       75,745       95,191
Mortgage-backed securities                      22,702         9,209       11,715       23,526       43,904       48,603
Deposits                                       733,753       628,537      583,173      526,327      475,589      471,939
Borrowings                                      22,098        25,102       29,648       38,195        5,441        4,909
Stockholders' equity                            68,190        59,695       55,164       50,100       51,031       50,769

Selected Operations Data
Interest income                            $    53,176  $     40,180 $     36,905 $     36,826 $      9,467 $     42,159
Interest expense                                15,464         9,692       10,186       12,473        4,092       22,168
                                             ----------   -----------  -----------  -----------  -----------  -----------
Net interest income                             37,712        30,488       26,719       24,353        5,375       19,991
Provision for loan losses                        1,711           968          988        1,756            0          830
Noninterest income                               8,207         8,750       10,502        8,462        1,625        6,776
Noninterest expenses                            21,132        19,592       17,979       16,337        3,832       16,047
ESOP Termination                                     0             0            0            0        3,143            0
                                             ----------   -----------  -----------  -----------  -----------  -----------
Income before income taxes                      23,076        18,678       18,254       14,722           25        9,890
Income taxes                                     8,947         6,966        6,841        5,210        1,165        4,060
                                             ----------   -----------  -----------  -----------  -----------  -----------
Net income (loss)                          $    14,129  $     11,712 $     11,413 $      9,512 $     (1,140)$      5,830
                                             ==========   ===========  ===========  ===========  ===========  ===========
Earnings (loss) per share - basic      (1) $      2.23  $       1.87 $       1.83 $       1.45 $      (0.17)$       0.89
Earnings (loss) per share - diluted    (1)        2.12          1.79         1.73         1.37        (0.17)        0.87
Dividends per share                    (1)        0.80          0.68         0.52         0.44         0.08         0.30

Selected Financial Ratios and Other Data
Performance Ratios:
Return on average assets               (2)        1.78 %        1.64 %       1.76 %       1.64 %         NM %       1.06 %
Return on average equity               (2)       21.92         20.50        22.06        18.39           NM        12.31
Interest rate spread                              5.04          4.63         4.46         4.43         4.05         3.67
Net interest margin                               5.11          4.66         4.49         4.54         4.24         3.90
Average earning assets/average
  interest bearing liabilities                  118.66        116.63       114.16       116.03       116.27       114.06
Noninterest expense/average assets     (2)        2.67          2.75         2.77         2.81           NM         2.92
Efficiency ratio                       (2)       45.95         49.87        48.30        49.79           NM        59.95
Dividend payout ratio                  (2)       35.87         36.36        29.09        31.19           NM        33.33

Quality Ratios:
Nonperforming assets/total assets                 0.27 %        0.34 %       0.41 %       0.31 %       0.35 %       0.29 %
Nonperforming loans/total loans                   0.32          0.37         0.47         0.31         0.31         0.28
Loan loss reserves/total loans                    1.29          1.30         1.36         1.40         1.31         1.42
Provision for loan losses/total loans             0.24          0.15         0.18         0.36         0.00         0.22

Capital Ratios and Other Data:
Equity/total assets, end of period                8.18 %        8.28 %       8.16 %       7.97 %       9.29 %       9.38 %
Average equity/average assets                     8.13          8.02         7.96         8.90         9.33         8.62
Full service offices                                26            25           22           21           20           19
Loans serviced for others                  $   260,632  $    277,252 $    288,917 $    262,504 $    274,240 $    295,216

--------------
(1)   Adjusted for three-for-two stock splits on April 23, 2004 and April 19,
      2002.
(2)   Due to a one-time ESOP terminination charge of $3,143,467 during the
      12/31/01 period, certain ratios and percentages presented are considered not meaningful (NM) for comparison with other periods presented and therefore are not included herein.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock, owning 100% of First South Bank (the "Bank") and operating through the Bank a commercial banking business, therefore, this discussion of consolidated financial condition and results of operations relates principally to the Bank. The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences and other loans. The Bank's earnings depend primarily on its net interest income, the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The level of noninterest income and expenses also affects the Bank's earnings.

Prevailing economic conditions, as well as federal and state regulations, affect the operations of the Bank. The Bank's cost of funds is influenced by interest rates paid on competing investments, rates offered on deposits by other financial institutions in the Bank's market area and by general market interest rates. Lending activities are affected by the demand for financing of real estate and various types of commercial and consumer loans, and by interest rates at which such financing may be offered. The Bank's business emphasis is to operate as a well-capitalized, profitable and independent community oriented financial institution dedicated to providing quality customer service and meeting the financial needs of the communities it serves. Management believes the Bank can be more effective in serving its customers than many larger competitors because of its ability to respond quickly and effectively to customer needs and inquiries. The Bank's ability to provide these services is enhanced by the stability of the Bank's senior management team.

The Company's common stock is listed and trades on the Nasdaq Stock Market under the symbol FSBK.

Stock Split. On April 23, 2004 the Company paid a three-for-two stock split, in the form of a 50% stock dividend, to stockholders of record as of April 2, 2004. Stockholders received one additional share of common stock for every two shares held on the record date. All prior period share and per share data have been adjusted for the split.

Liquidity and Capital Resources. The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from loan and securities sales, and advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and local competition. The Bank's primary investing activity is the origination of commercial, consumer and mortgage loans and lease financing receivables. During fiscal 2005 and 2004, originations of loans held for sale and investment, net of principal repayments, were $107.3 million and $117.5 million, respectively. The Bank's primary financing activities are the attraction of checking, certificate and savings deposits, and obtaining FHLB advances.

The levels of cash and cash equivalents depend on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2005 and 2004, cash and cash equivalents totaled $32.9 million and $20.9 million, respectively. The Bank has other sources of liquidity if a need for additional funds arises. Investment and mortgage-backed securities available for sale totaled $62.5 million at December 31, 2005 and $38.7 million at December 31, 2004. During the years ended December 31, 2005 and 2004, the Bank sold or exchanged real estate loans of $29.0 million and $40.5 million, respectively. Borrowings consisting of FHLB advances, junior subordinated debentures and retail repurchase agreements were $22.1 million at December 31, 2005 compared to $25.1 million at December 31, 2004. The Bank has pledged its FHLB Atlanta stock and certain loans as collateral for actual or potential FHLB advances. The Bank has a minimum credit availability with the FHLB of 40% of the Bank's total assets. At December 31, 2005 the Bank had unused credit availability with the FHLB of $327.1 million.

In 2003, the Company completed the private placement in a pooled offering of $10.3 million of trust preferred securities, issued by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at a rate of 2.95% over three-month LIBOR payable quarterly, have a 30-year maturity and are first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, the $10.3 million total of trust preferred securities qualifies as Tier 1 capital for the Company and the Bank, to the extent such proceeds have been invested in the Bank and the Company. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. For additional information, see Note 19 of Notes to Consolidated Financial Statements.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's stand-alone equity was $75.5 million at December 31, 2005, compared to $68.1 million at December 31, 2004. The Commissioner requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%, and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier I capital. The Bank was in compliance with all regulatory capital requirements at December 31, 2005 and 2004.

At December 31, 2005, stockholders' equity was $68.2 million, compared to $59.7 million at December 31, 2004. Net income for fiscal 2005 was $14.1 million, compared to $11.7 million for fiscal 2004. At December 31, 2005 there were 6,339,548 shares of common stock outstanding, net of 1,660,452 treasury shares.

Contractual Obligations and Commitments. In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Table 1 below reflects contractual obligations of the Company outstanding as of December 31, 2005.

Table 1 - Contractual Obligations and Commitments

                                                                     Payments Due by Period
                                          -------------------------------------------------------------------------
                                                         Less Than                                         Over
    Contractual Obligations                   Total         1 Year        1-3 Years       4-5 Years       5 Years
----------------------------------        ------------   ------------   ------------   -------------   ------------
                                                                       (In thousands)
Borrowed money                            $     11,788   $      5,500   $      6,288   $           -   $          -
Junior subordinated debentures                  10,310              -              -               -         10,310
Lease obligations                                1,121            379            650              92              -
Deposits                                       733,753        640,041         86,518           7,194              -
                                          ------------   ------------   ------------   ----------------------------

     Total contractual cash obligations   $    756,792   $    645,920   $     93,456   $       7,286   $     10,310
                                          ============   ============   ============   =============   ============

                                                           Amount of Commitment Expiration Per Period
                                              Total
                                             Amounts       Less than                                       Over
       Other Commitments                    Committed       1 Year        1-3 Years       4-5 Years       5 Years
----------------------------------        ------------   ------------   ------------   -------------   ------------
                                                                         (In thousands)
Commitments to originate loans            $    156,852   $    140,194   $     16,658   $           -   $          -
Undrawn balances on lines of credit and
   undrawn balances on credit reserves          53,637            276          2,544           3,943         46,874
Standby letters of credit                        2,031          2,031              -               -              -
                                          ------------   ------------   ------------   -------------   ------------

     Total other commitments              $    212,520   $    142,501   $     19,202   $       3,943   $     46,874
                                          ============   ============   ============   =============   ============

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management's opinion, the dollar amount of such agreements at December 31, 2005 is not material and has not been included in Table 1 above.

Asset/Liability Management. The Bank strives to maintain consistent net interest income and reduce its exposure to adverse changes in interest rates by matching the terms to repricing of its interest-sensitive assets and liabilities. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. The Bank's net interest income will generally increase when interest rates rise over an extended period of time, and conversely, will decrease when interest rates decline. The Bank can significantly influence its net interest income by controlling the increases and decreases in its interest income and interest expense, which are caused by changes in market interest rates. See Table 2 below for additional information on the effects of net interest income caused by changes in interest rates.

The President of the Bank reports interest rate risk and trends, liquidity and capital ratio requirements to the Board on a regular basis. The Board reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board with respect to the Bank's asset and liability goals and strategies.

A principal strategy in managing the Bank's interest rate risk has been to increase interest sensitive assets such as commercial loans, lease financing receivables and consumer loans. At December 31, 2005, the Bank had $548.6 million of commercial loans and lease receivables and $101.8 million of consumer loans, compared to $475.4 million and $98.4 million, respectively, at December 31, 2004. The Bank had $10.8 million of loans held for sale at December 31, 2005, compared to $6.0 million at December 31, 2004. Depending on conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of investment securities, a majority of investment and mortgage-backed securities are held as available for sale, allowing the Bank to sell a security in a timely manner should an immediate liquidity need arise. The Bank had $62.5 million of investment and mortgage-backed securities classified as available for sale at December 31, 2005, compared to $38.7 million at December 31, 2004.

Market Risk. Market risk reflects the risk of economic loss resulting from changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Market risk arises primarily from interest rate risk inherent in lending and deposit taking activities. The Bank does not maintain a trading account for any class of financial instruments, nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange risk or commodity price risk.

The Bank measures interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Bank's exposure to interest rates is reviewed on a quarterly basis by management and the Board. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, it may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the potential loss in risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Board has adopted an interest rate risk policy that establishes maximum increases in NPV of 17%, 36% and 56% and decreases in NPV of 15%, 36% and 61% in the event of sudden and sustained 1% to 3% increases or decreases in market interest rates. Table 2 below presents the Bank's projected changes in NPV and net interest income in the event of sudden and sustained increases or decreases in market interest rates for the various rate shock levels at December 31, 2005. At December 31, 2005, the Bank's estimated changes in NPV and net interest income were within the targets established by the Board.

Table 2 - Projected Change in NPV and Net Interest Income

                       Net Portfolio Value                Net Interest  Income
 Change                -------------------                -------------------
in Rates    $ Amount      $ Change  % Change       $ Amount    $ Change    % Change
--------    --------      --------   --------      --------    --------    --------
                                     (Dollars in thousands)

+ 300  bp   $ 110,315   $  (5,664)    (4.9)%     $  45,537    $   6,308      13.9%
+ 200  bp     112,281      (3,698)    (3.2)         43,547        4,318      11.0
+ 100  bp     114,124      (1,855)    (1.6)         41,422        2,193       5.6
Base          115,979          --       --          39,229           --        --
- 100  bp     115,544        (435)     (.4)         37,049       (2,180)     (5.6)
- 200  bp     113,749      (2,230)    (1.9)         34,659       (4,660)    (11.9)
- 300  bp     113,371      (2,608)    (2.3)         32,241       (6,988)    (17.8)

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

Certain  shortcomings are inherent in the method of analysis  presented in Table
2. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Also, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

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

Rate/Volume Analysis. Net interest income can also be analyzed in terms of the impact of changing interest rates on average interest-earning assets and average interest-bearing liabilities, and the changing volume or amount of these assets and liabilities.

Table 3 below represents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of average interest-earning asset and average interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old volume); (iii) changes in rate-volume (changes in rate multiplied by the changes in volume); and (iv) net change (total of the previous columns).

Analysis of Net Interest Income. Net interest income primarily represents the difference between income derived from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by both the difference between the yield on earning assets and the average cost of funds ("interest rate spread"), and the relative volume of interest-earning assets, interest-bearing liabilities and noninterest-bearing deposits.

Table 4 below sets forth certain information relating to the Company's Statements of Financial Condition and Statements of Operations for the three years ended December 31, 2005, 2004, and 2003, reflecting the yield on average earning assets and the average cost of funds for the periods indicated. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented.

Table 3 - Rate/Volume Analysis

                                                    Year Ended December 31,                     Year Ended December 31,
                                      --------------------------------------------   ------------------------------------------
                                                     2005  vs.  2004                              2004  vs.  2003
                                      --------------------------------------------   ------------------------------------------

                                                  Increase (Decrease) Due to                   Increase (Decrease) Due to
                                      --------------------------------------------   ------------------------------------------
                                                                             (In thousands)
                                                              Rate/                                          Rate/
                                       Volume       Rate      Volume      Total       Volume      Rate      Volume     Total
                                      ---------   ---------  ---------------------   ---------  ----------  -------------------
Interest income:
Loans receivable                        $5,483      $7,067    $ 1,055    $ 13,605      $4,853      $ (430)     $(65)    $4,358
Investment securities                     (535)       (349)        67        (817)       (649)        123       (24)      (550)
Mortgage-backed securities                 (36)        (23)         2         (57)       (478)        (47)       21       (504)
Other interest-earning assets              108          72         85         265         (34)          7        (2)       (29)
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
     Total earning assets                5,020       6,767      1,209      12,996       3,692        (347)      (70)     3,275
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------

Interest expense:
Deposits                                 1,233       3,840        530       5,603         477      (1,433)      (69)    (1,025)
FHLB advances                             (184)        133        (93)       (144)         62          68        49        179
Other interest-bearing liabilities          63         221         28         312         118         125       109        352
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
     Total interest-bearing liabilities  1,112       4,194        465       5,771         657      (1,240)       89       (494)
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
Change in net interest income           $3,908      $2,573      $ 744     $ 7,225      $3,035       $ 893     $(159)    $3,769
                                      =========   =========  =========  ==========   =========  ==========  ========  =========


                                                Year Ended December 31,                        Year Ended December 31,
                                      --------------------------------------------   ------------------------------------------
                                                     2003  vs.  2002                              2002  vs.  2001
                                      --------------------------------------------   ------------------------------------------

                                                Increase (Decrease) Due to                   Increase (Decrease) Due to
                                      --------------------------------------------   ------------------------------------------
                                                                             (In thousands)
                                                              Rate/                                          Rate/
                                       Volume       Rate      Volume      Total      Volume       Rate      Volume     Total
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
Interest income:
Loans receivable                        $5,737     $(3,586)    $ (666)    $ 1,485      $5,280    $ (5,454)    $(902)   $(1,076)
Investment securities                      (79)        (62)         1        (140)         90         (97)       (3)       (10)
Mortgage-backed securities              (1,057)       (126)        61      (1,122)     (1,858)       (120)       54     (1,924)
Other interest-earning assets             (114)        (52)        22        (144)       (372)       (281)      133       (520)
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
     Total earning assets                4,487      (3,826)      (582)         79       3,140      (5,952)     (718)    (3,530)
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------

Interest expense:
Deposits                                 1,275      (3,369)      (346)     (2,440)        366      (7,300)     (141)    (7,075)
FHLB advances                              184         (17)      (109)         58        (241)       (174)      137       (278)
Other interest-bearing liabilities          30          38         27          95         (21)        (83)       13        (91)
                                      ---------   ---------  ---------  ----------   ---------  ----------  --------  ---------
     Total interest-bearing liabilities  1,489      (3,348)      (428)     (2,287)        104      (7,557)        9     (7,444)
                                                  ---------  ---------               ---------  ----------  --------  ---------
Change in net interest income           $2,998      $ (478)    $ (154)    $ 2,366      $3,036      $1,605     $(727)    $3,914
                                      =========   =========  =========  ==========   =========  ==========  ========  =========

Table 4 - Yield/Cost Analysis

                                        Year Ended December 31,        Year Ended December 31,        Year Ended December 31,
                                      ----------------------------   ----------------------------   ----------------------------
                                                  2005                           2004                           2003
                                      ----------------------------   ----------------------------   ----------------------------
                                                                               (In thousands)
                                                           Average                        Average                        Average
                                       Average            Yield/      Average            Yield/      Average             Yield/
                                      Balance   Interest   Cost      Balance   Interest   Cost      Balance    Interest   Cost
                                      --------  --------- --------   --------- --------- --------   ---------  --------  -------
Interest earning assets:
Loans receivable  (1)                $686,357    $50,357     7.34 %  $597,260   $36,752     6.15 %  $519,461   $32,394     6.24 %
Investment securities                  34,596      1,954     5.65      42,881     2,771     6.46      53,302     3,321     6.23
Mortgage-backed securities              9,303        508     5.46       9,927       565     5.69      17,949     1,069     5.96
Other interest-earning assets           7,817        357     4.57       3,586        92     2.57       5,002       121     2.42
                                      --------  --------- --------   --------- --------- --------   ---------  --------  -------
     Total earning assets             738,073     53,176     7.20     653,654    40,180     6.15     595,714    36,905     6.20
                                                --------- --------             --------- --------              --------  -------

Nonearning assets                      53,826                          58,511                         54,064
                                      --------                       ---------                      ---------
     Total assets                    $791,899                        $712,165                       $649,778
                                      ========                       =========                      =========

Interest bearing liabilities:
Time deposits                        $429,127     13,247     3.08    $347,217     7,734     2.23    $333,532     8,567     2.57
Demand deposits                       147,852      1,260     0.85     158,543     1,172     0.74     149,965     1,359     0.91
Savings                                23,028         35     0.15      21,553        33     0.15      19,726        38     0.19
FHLB advances                           5,808        121     2.08      19,108       265     1.39      11,092        86     0.78
Junior subordinated debentures         10,310        633     6.14      10,310       448     4.48       3,077       108     3.51
Repurchase agreements                   5,863        167     2.85       4,019        40     1.00       4,432        28     0.63
                                      --------  --------- --------   --------- --------- --------   ---------  --------  -------
 Total interest-bearing liabilities   621,988     15,463     2.49     560,750     9,692     1.73     521,824    10,186     1.95

Noninterest bearing demand deposits    94,719          0     0.00      78,996         0     0.00      64,776         0     0.00
                                      --------  --------- --------   --------- --------- --------   ---------  --------  -------
 Total sources of funds               716,707     15,463     2.16     639,746     9,692     1.52     586,600    10,186     1.74
                                                --------- --------             --------- --------              --------  -------

Other liabilities and stockholders'equity:
Other liabilities                      10,748                          15,288                         11,436
Stockholders' equity                   64,444                          57,131                         51,742
                                      --------                       ---------                      ---------
 Total liabilities and stockholders' $791,899                        $712,165                       $649,778
    equity                            ========                       =========                      =========
Net interest income                              $37,713                        $30,488                        $26,719
                                                =========                      =========                       ========
Interest rate spread  (2)                                    5.04 %                         4.63 %                         4.46 %
                                                          ========                       ========                        =======
Net yield on earning assets  (3)                             5.11 %                         4.66 %                         4.49 %
                                                          ========                       ========                        =======

Ratio of earning assets to interest bearing liabilities    118.66 %                       116.63 %                       114.16 %
                                                          ========                       ========                        =======

---------------------------------
(1) Includes classified loans.
(2) Represents the difference between the yield on earning assets and the average cost of funds.
(3) Represents the net interest income divided by average earning assets.

 Results of Operations

Comparison of Financial Condition at December 31, 2005 and 2004

Total assets increased 15.4% to $833.1 million at December 31, 2005 from $722.1 million at December 31, 2004. Earning assets increased 14.6% to $774.5 million at December 31, 2005 from $676.0 million at December 31, 2004, reflecting continued net growth in the loan and leases receivable portfolio and opening three new full service banking offices. Earning assets were 93.0% of total assets at December 31, 2005, compared to 93.7 % at December 31, 2004.

Loans and lease receivables, net of allowance for loan losses and deferred loan fees, increased 12.0% to $707.8 million at December 31, 2005 from $631.8 million at December 31, 2004. The Bank continues to emphasize the origination of both secured and unsecured commercial and consumer loans, in order to take advantage of shorter terms to maturity in managing its exposure to market and interest rate risk due to changes in interest rates. The Bank also sells selected mortgage loans in the secondary mortgage market in order to reduce its exposure to interest rate and credit risk, while retaining servicing to generate additional fee income. Loans serviced for others totaled $260.6 million at December 31, 2005 compared to $277.3 million serviced at December 31, 2004.

Commercial loans and lease receivables increased 15.4% to $548.6 million at December 31, 2005 from $475.4 million at December 31, 2004. Consumer loans increased 3.4% to $101.8 million at December 31, 2005 from $98.4 million at December 31, 2004. This growth reflects the Bank's increased focus of the growth and development of its commercial and consumer loan and lease receivables portfolio. Commercial and consumer loans and lease receivables originations increased to $474.1 million during fiscal 2005, from $394.1 million during fiscal 2004.

Residential real estate mortgage loans increased to $68.0 million at December 31, 2005 from $67.5 million at December 31, 2004, reflecting the loan origination volume, net of loan sales and exchanges. During fiscal 2005, the Bank originated $119.3 million of residential mortgage loans, compared to $115.8 million during fiscal 2004. The Bank sold $12.7 million of mortgage loans during fiscal 2005, compared to $37.6 million during fiscal 2004, reflecting the slow down in origination and refinancing volumes due to the rise in interest rates. In addition, during fiscal 2005 the Bank implemented a strategy to securitize current held for sale mortgage loan originations into mortgage-backed securities in order to support future liquidity management needs.

Investment and mortgage-backed securities increased 66.8% to $64.5 million at December 31, 2005, from $38.7 million at December 31, 2004. During 2005, $16.0 million of investment maturities were reinvested in a total of $27.0 million of investment securities available for sale, compared to $16.0 million of investment maturities used to fund loan originations and banking operations in 2004. The Bank exchanged $16.4 million of mortgage loans for mortgage-backed securities during fiscal 2005, compared to $2.8 million during fiscal 2004. The Bank sold no investment or mortgage-backed securities available for sale during the 2005, compared to $2.3 million sold during fiscal 2004.

Pursuant to adopting the provisions of financial accounting standards, goodwill related to prior period acquisitions is not amortized. The unamortized balance of the Company's goodwill is tested for impairment at least annually. The Company has performed its annual impairment test and has determined that there has been no impairment of goodwill as of December 31, 2005 and 2004. Goodwill related to prior period acquisitions was $4.2 million at December 31, 2005 and 2004.

Deposits increased 16.7% to $733.8 million at December 31, 2005 from $628.5 million at December 31, 2004. Certificates of deposit increased 26.2% to $467.4 million at December 31, 2005 from $370.2 million at December 31, 2004. The Bank continued to market lower cost core deposits during 2005, resulting in net checking account growth of 3.6% to $244.9 million at December 31, 2005 from $236.3 million at December 31, 2004. The Bank manages its cost of deposits by constantly monitoring the volume and rates being paid on maturing certificates of deposits in relationship to current funding needs and competitive market interest rates. During fiscal 2005 and 2004, the Bank repricing maturing certificates of deposits at competitive market rates, and combined with the growth of lower costing checking accounts, has provided an effective means of managing its deposit cost.

Total borrowings were $22.1 million at December 31, 2005 compared to $25.1 million at December 31, 2004. FHLB advances and junior subordinated debentures were $15.8 million at December 31, 2005, compared to $20.8 million at December 31, 2004. Borrowings in the form of repurchase agreements were $6.3 million at December 31, 2005, compared to $4.3 million at December 31, 2004, representing funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $68.2 million at December 31, 2005, compared to $59.7 million at December 31, 2004. The consolidated equity to assets ratio was 8.2% and 8.3% at December 31, 2005 and December 31, 2004, respectively. Accumulated other comprehensive loss was $371,000 at December 31, 2005 compared to accumulated other comprehensive income of $873,000 at December 31, 2004, reflecting a decrease in unrealized gains on available for sale securities resulting from an increase in interest rates during the respective periods.

During the years ended December 31, 2005 and 2004, the Company declared four quarterly cash dividends each, totaling $0.80 and $0.68 per share respectively. These cash dividend payments reflect dividend payout ratios on basic earnings of 35.9% for fiscal 2004 and 36.4% for fiscal 2004. Future quarterly dividends will be determined at the discretion of the Board of Directors based upon earnings, the capital and financial condition of the Company, and general economic conditions.

Pursuant to stock repurchase programs adopted by the Company during fiscal years 2005 and 2004, the Company acquired 9,303 and 78,400 shares of its common stock, respectively, through both open market and private purchases. Shares acquired under the repurchase program are being held as treasury stock, at cost. At December 31, 2005, treasury shares were 1,660,452 totaling $28.8 million, compared to 1,735,324 shares totaling $29.7 million at December 31, 2004. The Company will use the repurchased shares of its outstanding common stock for general corporate purposes including the future exercise of stock options and funding shares issued pursuant to potential future stock splits.

During fiscal 2005 and 2004, 101,652 and 84,983 shares, respectively, were issued on the exercise of stock options. In addition, during fiscal 2005 and 2004, 17,477 and 14,569 shares were tendered to pay for the exercise price of stock options being exercised. During fiscal 2004, the Company used 628,610 treasury shares to issue common stock for a three-for-two stock split.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Income. Net income increased 20.6% to $14.1 million for the year ended December 31, 2005 from $11.7 million for the year ended December 31, 2004. Basic earnings per share increased 19.3% to $2.23 per share for the year ended
December 31, 2005 from $1.87 per share for the year ended December 31, 2004. Diluted earnings per share increased 18.4% to $2.12 per share for the year ended December 31, 2005 from $1.79 per share for the year ended December 31, 2004. The average numbers of basic shares were 6,325,382 and 6,251,866 and the average numbers of diluted shares were 6,653,481 and 6,557,149, respectively, for the years ended December 31, 2005 and 2004. Return on average assets and return on average equity were 1.8% and 21.9% respectively for fiscal 2005, compared to 1.6% and 20.5% for fiscal 2004.

Interest Income. Interest income increased 32.3% to $53.2 million for fiscal 2005 from $40.2 million for fiscal 2004. During 2005 the increase in interest income resulted from a combination of an increase in interest rates and the increase in the volume of interest-earning assets, enabling the Bank to earn an increased level of interest income. The average balance of interest-earning assets increased 12.9% to $738.1 million for fiscal 2005, from $653.7 million for fiscal 2004. The yield on average interest-earning assets was 7.2% and 6.2% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased 59.5% to $15.5 million for fiscal 2005 from $9.7 million for fiscal 2004. The increase in interest expense also reflects the increase in interest rates and the increase in the volume average interest-bearing liabilities, offset by an increase in noninterest-bearing checking accounts. The average balance of interest-bearing liabilities increased 10.9% to $622.0 million for fiscal 2005 from $560.8 million for fiscal 2004. The average balance of noninterest-bearing deposits increased 19.9% to $94.7 million for fiscal 2005 from $79.0 million for fiscal 2004. The average cost of funds (including noninterest-bearing deposits) was 2.2% for 2005, compared to 1.5% for 2004, reflecting a rising interest rate environment during 2005.

Net Interest Income. Net interest income increased 23.7% to $37.7 million for fiscal 2005 from $30.5 million for fiscal 2004. The increase in net interest income during 2005 is attributable to a 37.9% greater increase in the volume of average interest-earning assets as compared to the increase in the volume of interest-bearing liabilities, and the increase in noninterest-bearing deposits. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.1% for fiscal 2005, compared to 4.7% fiscal 2004. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective average cost of funds) was 5.0% for fiscal 2005, compared to 4.4% for fiscal 2004.

See Table 3 - Rate/Volume Analysis and Table 4 - Yield/Cost Analysis above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Loan Losses. The Bank maintains both general and specific allowances for losses on loans based upon management's evaluation of risk in the loan portfolio and past loan loss experience. The Bank's methodology for evaluating its general and specific allowance for loan losses includes amounts specifically allocated to loans that are individually determined to be impaired, as well as general reserve amounts allocated to groups of loans that have not been individually assessed for impairment. The Bank provided $1.7 million for general and specific loan losses during fiscal 2005, compared to $968,000 for fiscal 2004. These provisions were necessary to absorb losses in the loan portfolio and to support the inherent risks associated with the growth in commercial and consumer loans discussed above. The general and specific allowance for loan losses was $9.2 million at December 31, 2005 and $8.3 million at December 31, 2004, which the Bank believes is adequate. The ratio of the general and specific allowance for loan losses to total loans was 1.3% at December 31, 2005 and 2004, respectively.

The Bank uses an analytical approach through a classification of assets program to determine the adequacy of its loan loss allowances and the necessary provision for loan losses. The loan portfolio is reviewed on a quarterly basis and delinquent loans are individually analyzed. Consideration is given to the loan status, payment history, repayment ability, probability of repayment, and loan-to-value percentages. Loans are classified in appropriate categories applicable to their circumstances as a result of this review and analysis. After reviewing current economic conditions, changes in delinquency status, and actual loan losses incurred by the Bank, management establishes an appropriate reserve percentage applicable to each category of assets, and provision for loan losses is recorded when necessary to bring the allowances to a level consistent with this analysis. The ratio of non-performing loans to total loans was .3% at December 31, 2005 and .4% at December 31, 2004.

Noninterest Income. Noninterest income declined 6.2% to $8.2 million for fiscal 2005 from $8.8 million for fiscal 2004. Other income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income. Fees and service charges declined 5.6% to $6.1 million for fiscal 2005 from $6.5 million for fiscal 2004. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges. Servicing fee income on loans serviced for others declined 5.6% to $684,000 for fiscal 2005 from $724,000 for fiscal 2004, as loans serviced for others declined to $260.6 million at year end 2005 from $277.3 million at year end 2004.

Gains from sales of loans, investments and mortgage-backed securities declined to $199,000 for fiscal 2005 from $597,000 for fiscal 2004. The volume of loans and mortgage-backed securities sold during fiscal 2005 was $29.1 million, compared to $39.9 million sold during fiscal 2004, reflecting the strategy previously discussed to retain current held for sale mortgage loan originations for securitization into available for sale mortgage-backed securities. In addition, these sales provide liquidity necessary to support the Bank's operating, financing and lending activities.

Noninterest Expenses. Noninterest expenses increased 7.7% to $21.1 million for fiscal 2005 from $19.6 million in fiscal 2004. The Company's efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) improved to 46.0% for fiscal 2005 compared to 49.9% for fiscal 2004. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses.

The largest single component of these expenses is compensation and fringe benefits, which increased 5.7% to $12.7 million for fiscal 2005 from $12.0 million for fiscal 2004. Full-time equivalent employees increased to 270 at December 31, 2005 from 250 at December 31, 2004. This growth is due to additional personnel resulting from opening three full-service banking offices and administrative staff required to support the $111.1 million net growth in assets during fiscal 2005.

Data processing expense has grown proportionately with the growth in customer accounts and transaction activity primarily attributable to the growth in earning assets and deposits. Other noninterest expenses including advertising, deposit insurance, premises and equipment, payroll and other taxes, repairs and maintenance, and office expenses have also grown from period to period in conjunction with the growth in earning assets and deposit accounts.

Income Taxes. The provision for income taxes increased 28.4% to $8.9 million for fiscal 2005 from $7.0 million for fiscal 2004. The increase in provision for income taxes is primarily the result of the 23.5% increase of pretax earnings to $23.1 million for fiscal 2005 from $18.7 million for fiscal 2004, and an increase in the federal tax rate from 34% to 35% during 2005 based on an increased volume of federal taxable income. Changes in the amount of income tax provisions reflect changes in pretax income and expenses, the application of permanent and temporary differences, and the income tax rates in effect during each period. The effective income tax rates for fiscal 2005 and 2004 were 38.8% and 37.3%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

Net Income. Net income increased 2.6% to $11.7 million for the year ended December 30, 2004 from $11.4 million for the year ended December 31, 2003. Diluted earnings per share increased 3.5% to $1.79 per share for the year ended December 31, 2004 from $1.73 per share for the year ended December 31, 2003. The average number diluted shares were 6,557,149 and 6,604,392, respectively, for the years ended December 31, 2004 and 2003. Return on average assets and return on average equity were 1.6% and 20.5% respectively for fiscal 2004, compared to 1.8% and 22.1% for fiscal 2003.

Interest Income. Interest income increased 8.9% to $40.2 million for fiscal 2004 from $36.9 million for fiscal 2003. During 2004 the increase in interest income resulted primarily from the increase in the volume of interest-earning assets, enabling the Bank to maintain a more consistent level of interest income. The average balance of interest-earning assets increased 9.7% to $653.7 million for fiscal 2004, from $595.7 million for fiscal 2003. The yield on average interest-earning assets was 6.2% for 2004 and 2003, respectively.

Interest Expense. Interest expense declined 4.9% to $9.7 million for fiscal 2004 from $10.2 million for fiscal 2003. The decline in interest expense reflects a lower cost of average interest-bearing liabilities due to the general decline in interest rates, offset by a $4.4 million growth in noninterest-bearing checking accounts. The average balance of interest-bearing liabilities increased 7.4% to $560.4 million for fiscal 2004 from $521.8 million for fiscal 2003. The average balance of noninterest-bearing deposits increased 21.9% to $79.0 million for fiscal 2004 from $64.8 million for fiscal 2003. The average cost of funds was 1.5% for 2004, compared to 1.7% for 2003, reflecting a lower interest rate environment during 2004.

Net Interest Income. Net interest income increased 14.2% to $30.5 million for fiscal 2004 from $26.7 million for fiscal 2003. The increase in net interest income during 2004 is attributable to an increase in the volume of average interest-earning assets, lower interest rates on interest-bearing liabilities, and the increase in noninterest-bearing deposits. The net yield on interest-earning assets was 4.7% for fiscal 2004, compared to 4.5% fiscal 2003. The Bank's interest rate spread was 4.6% for fiscal 2004, compared to 4.5% for fiscal 2003.

Provision for Loan Losses. The Bank maintains an allowance for losses on loans based upon management's evaluation of risk in the loan portfolio and past loan loss experience. The Bank provided $968,000 for loan losses during fiscal 2004, compared to $988,000 for fiscal 2003. These provisions were necessary to absorb losses in the loan portfolio and to support the inherent risks associated with the growth in commercial and consumer loans discussed above. The allowance for loan losses was $8.3 million at December 31, 2004 and $7.6 million at December 31, 2003, which the Bank believes is adequate. The ratio of the allowance for loan losses to total loans was 1.3% at December 31, 2004, compared to 1.4% at December 31, 2003. The ratio of non-performing loans to total loans was .4% at December 31, 2004 and .5% at December 31, 2003.

Noninterest Income. Noninterest income declined 16.7% to $8.8 million for fiscal 2004 from $10.5 million for fiscal 2003. Fees and service charges increased
11.2% to $6.5 million for fiscal 2004 from $5.8 million for fiscal 2003, reflecting the growth of the commercial and consumer loan portfolios and the growth in checking accounts during fiscal 2003. Servicing fee income on loans serviced for others increased 10.5% to $724,000 for fiscal 2004 from $656,000 for fiscal 2003.

Gains from sales of loans, investments and mortgage-backed securities declined 80.2% to $597,000 for fiscal 2003 from $3.0 million for fiscal 2003. During 2004 the Bank experienced much less dependence on gains from mortgage loan sales, unlike 2003, due to decreased origination and refinance volumes caused primarily by rising interest rates during the current year. The volume of loans and mortgage-backed securities sold during fiscal 2004 was $39.9 million, compared to $147.0 million sold during fiscal 2003.

Noninterest Expenses. Noninterest expenses increased 8.9% to $19.6 million for fiscal 2004 from $18.0 million in fiscal 2003. The Company's efficiency ratio (noninterest expenses divided by net interest income plus noninterest income) was 49.9% compared to fiscal 2004 from 48.3% for fiscal 2003.

The largest single component of these expenses is compensation and fringe benefits, which increased 13.2% to $12.0 million for fiscal 2004 from $10.6 million for fiscal 2003. Full-time equivalent employees increased to 250 at December 31, 2004 from 236 at December 31, 2003. This growth is due to additional personnel resulting from purchasing two full-service banking offices and administrative staff required to support the $45.4 million net growth in assets during fiscal 2004.

Data processing expense has grown proportionately with the growth in customer accounts and transaction activity primarily attributable to the growth in earning assets and deposits. Other noninterest expenses including advertising, deposit insurance, premises and equipment, payroll and other taxes, repairs and maintenance, and office expenses have also grown from period to period in conjunction with the growth in earning assets and deposit accounts.

Income Taxes. The provision for income taxes increased 1.8% to $7.0 million for fiscal 2004 from $6.8 million for fiscal 2003. The increase in provision for income taxes is primarily the result of the 2.3% increase of pretax earnings to $18.7 million for fiscal 2004 from $18.3 million for fiscal 2003. The change in the amount of income tax provisions also reflects changes in other pretax income and expenses, the application of permanent and temporary differences, and the income tax rates in effect during each period. The effective income tax rates for fiscal 2004 and 2003 were 37.3% and 37.5%, respectively.

Impact of Inflation and Changing Prices. The financial statements of the Bank and accompanying footnotes have been prepared in accordance with generally accepted accounting principles. They require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Annual Report, including the Letter to Stockholders and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events. Accordingly, actual results may differ materially from management's expectations.

Off-Balance Sheet Arrangements. See Note 14 of the "Notes to Consolidated Financial Statements" for a full description of financial instruments with off-balance sheet risk to which the Bank is a party in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Recent Accounting Pronouncements. See Note 1 of the "Notes to Consolidated Financial Statements" for a full description of recent accounting pronouncements including the respective effective dates of adoption and effects on results of operations and financial condition.

                                DIXON HUGHES PLLC

                   Certified Public Accountants and Advisors

             Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
First South Bancorp, Inc.
Washington, North Carolina

We have audited the accompanying consolidated statements of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of First South Bancorp, Inc and Subsidiary for the year then ended December 31, 2003 were audited by other auditors whose report dated March 4, 2004 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First South Bancorp, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2006 expressed unqualified opinions on both management's assessment of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting.

/s/ Dixon Hughes PLLC
Sanford, North Carolina
March 7, 2006

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and 2004

-------------------------------------------------------------------------------------------------------------------

                                                                                  2005                  2004
                                                                           ------------------    ------------------
ASSETS
Cash and due from banks                                                    $       32,523,922    $       19,873,210
Interest-bearing deposits in financial institutions                                   419,470             1,065,138
Investment securities - available for sale                                         41,827,690            32,058,152
Mortgage-backed securities - available for sale                                    20,639,067             6,639,381
Mortgage-backed securities - held for investment                                    2,063,310             2,569,358
Loans receivable, net
   Held for sale                                                                   10,845,783             5,961,691
   Held for investment                                                            696,974,135           625,854,344
Premises and equipment, net                                                         8,831,170             8,578,990
Real estate owned                                                                      13,886                89,449
Federal Home Loan Bank of Atlanta stock, at cost
   which approximates market                                                        1,689,200             1,825,200
Accrued interest receivable                                                         4,288,600             3,311,187
Goodwill                                                                            4,218,576             4,218,576
Mortgage servicing rights                                                           1,402,085             1,698,778
Identifiable intangible assets                                                        259,380               290,820
Income tax receivable                                                               1,145,814               820,087
Prepaid expenses and other assets                                                   5,982,857             6,039,773
Note receivable                                                                             -             1,156,557
                                                                           ------------------    ------------------

         Total assets                                                      $      833,124,945    $      722,050,691
                                                                           ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                  $      244,879,590    $      236,319,937
   Savings                                                                         21,509,653            22,018,388
   Large denomination certificates of deposit                                     153,954,109           120,757,331
   Other time                                                                     313,409,713           249,441,049
                                                                           ------------------    ------------------

         Total deposits                                                           733,753,065           628,536,705

Borrowed money                                                                     11,787,528            14,791,900
Junior subordinated debentures                                                     10,310,000            10,310,000
Deferred income taxes                                                                 540,021             1,302,501
Other liabilities                                                                   8,543,859             7,414,238
                                                                           ------------------    ------------------

         Total liabilities                                                        764,934,473           662,355,344
                                                                           ------------------    ------------------

Commitments and contingencies (Note 15)
Common stock, $.01 par value, 25,000,000, shares authorized,
 6,339,548, and 6,264,676 shares issued and outstanding, respectively                  63,395                62,647
Additional paid-in capital                                                         37,624,894            37,815,715
Retained earnings, substantially restricted                                        59,661,079            50,597,651
Treasury stock at cost                                                            (28,787,979)          (29,653,794)
Accumulated other comprehensive income (loss), net                                   (370,917)              873,128
                                                                           ------------------    ------------------

         Total stockholders' equity                                                68,190,472            59,695,347
                                                                           ------------------    ------------------

         Total liabilities and stockholders' equity                        $      833,124,945    $      722,050,691
                                                                           ==================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2005, 2004 and 2003

-------------------------------------------------------------------------------------------------------------------

                                                                  2005               2004                2003
                                                            ----------------   ----------------    ----------------
Interest income
  Interest and fees on loans                                $     50,357,203   $     36,751,526    $     32,394,236
  Interest and dividends on investments and deposits               2,818,847          3,428,131           4,510,861
                                                            ----------------   ----------------    ----------------

         Total interest income                                    53,176,050         40,179,657          36,905,097
                                                            ----------------   ----------------    ----------------

Interest expense
  Interest on deposits                                            14,542,548          8,938,856           9,964,663
  Interest on borrowings                                             288,329            304,846             113,742
  Interest on junior subordinated debentures                         632,629            448,319             107,930
                                                            ----------------   ----------------    ----------------

         Total interest expense                                   15,463,506          9,692,021          10,186,335
                                                            ----------------   ----------------    ----------------

Net interest income before provision for loan losses              37,712,544         30,487,636          26,718,762
Provision for loan losses                                          1,711,197            968,000             987,919
                                                            ----------------   ----------------    ----------------

  Net interest income                                             36,001,347         29,519,636          25,730,843
                                                            ----------------   ----------------    ----------------

Other income
  Fees and service charges                                         6,116,949          6,479,309           5,827,002
  Loan servicing fees                                                684,135            724,363             655,759
  Gain on sale of real estate, net                                   215,928             23,037             167,322
  Gain on sale of mortgage loans                                     199,414            508,218           2,717,078
  Gain on sale of mortgage-backed securities                               -             88,844             291,738
  Other income                                                       990,165            926,699             842,643
                                                            ----------------   ----------------    ----------------

         Total other income                                        8,206,591          8,750,470          10,501,542
                                                            ----------------   ----------------    ----------------

General and administrative expenses
  Compensation and fringe benefits                                12,682,779         12,000,690          10,601,978
  Federal insurance premiums                                          89,523             86,666              86,858
  Premises and equipment                                           1,761,934          1,618,024           1,522,456
  Advertising                                                        187,536            185,468             204,614
  Payroll and other taxes                                          1,143,214          1,023,813             955,050
  Data processing                                                  2,270,449          2,060,986           1,920,239
  Amortization of intangible assets                                  403,999            300,745             242,012
  Other                                                            2,592,604          2,315,233           2,445,475
                                                            ----------------   ----------------    ----------------

         Total general and administrative expenses                21,132,038         19,591,625          17,978,682
                                                            ----------------   ----------------    ----------------

Income before income taxes                                        23,075,900         18,678,481          18,253,703
Income taxes                                                       8,947,196          6,966,040           6,840,707
                                                            ----------------   ----------------    ----------------

NET INCOME                                                        14,128,704         11,712,441          11,412,996
Other comprehensive loss, net of taxes                            (1,244,045)        (1,383,503)         (1,541,828)
                                                            -----------------  ----------------    ----------------

Comprehensive income                                        $     12,884,659   $     10,328,938    $      9,871,168
                                                            ================   ================    ================

Net income per common share
  Basic                                                     $           2.23   $           1.87    $           1.83
  Diluted                                                   $           2.12   $           1.79    $           1.73

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
December 31, 2005, 2004 and 2003

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Retained                     Accumulated
                                                           Additional       earnings,                       other
                                             Common         paid-in      substantially    Treasury      comprehensive
                                             stock          capital       restricted       stock       income(loss),net     Total
                                         ------------    ------------    ------------   ------------    ------------   ------------

BALANCE, DECEMBER 31, 2002               $     41,903    $ 48,490,124    $ 35,086,795   $(37,317,469)   $  3,798,459   $ 50,099,812

Net income                                         --              --      11,412,996             --              --     11,412,996
Other comprehensive loss, net of taxes             --              --              --             --      (1,541,828)    (1,541,828)
Exercise of stock options                          --         530,508              --      1,454,189              --      1,984,697
Acquisition of treasury shares                     --              --              --     (3,463,652)             --     (3,463,652)
Dividends ($.52 per share)                         --              --      (3,328,473)            --              --     (3,328,473)
                                         ------------    ------------    ------------   ------------    ------------   ------------

BALANCE, DECEMBER 31, 2003                     41,903      49,020,632      43,171,318    (39,326,931)      2,256,631     55,163,553

Net income                                         --              --      11,712,441             --              --     11,712,441
Other comprehensive loss, net of taxes             --              --              --             --      (1,383,503)    (1,383,503)
Exercise of stock options                         834        (980,779)             --      1,418,734              --        438,789
Tax benefit of stock options exercised             --         279,334              --             --              --        279,334
Shares traded to exercise options                (145)        329,517              --       (366,669)             --        (37,297)
Acquisition of treasury shares                   (773)             --              --     (2,211,917)             --     (2,212,690)
Dividends ($.68 per share)                         --              --      (4,265,280)            --              --     (4,265,280)
3 for 2 stock split                            20,828     (10,832,989)        (20,828)    10,832,989              --             --
                                         ------------    ------------    ------------   ------------    ------------   ------------

BALANCE, DECEMBER 31, 2004                     62,647      37,815,715      50,597,651    (29,653,794)        873,128     59,695,347

Net income                                         --              --      14,128,704             --              --     14,128,704
Other comprehensive loss, net of taxes             --              --              --             --      (1,244,045)    (1,244,045)
Exercise of stock options                       1,017      (1,060,993)             --      1,741,721              --        681,745
Tax benefit of stock options exercised             --         490,923              --             --              --        490,923
Shares traded to exercise options                (176)        379,249              --       (539,273)             --       (160,200)
Acquisition of treasury shares                    (93)             --              --       (336,633)             --       (336,726)
Dividends ($0.80 per share)                        --              --      (5,065,276)            --              --     (5,065,276)

BALANCE, DECEMBER 31, 2005               $     63,395    $ 37,624,894    $ 59,661,079   $(28,787,979)   $   (370,917)  $ 68,190,472
                                         ============    ============    ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

 FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2005, 2004 and 2003

-------------------------------------------------------------------------------------------------------------------

                                                                  2005               2004                2003
                                                            ----------------   ----------------    ----------------
Operating activities
  Net income                                                   $  14,128,704    $  11,712,441    $  11,412,996
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
     Provision for loan losses                                     1,711,197          968,000          987,919
     Depreciation                                                    839,387          754,332          686,047
     Amortization of intangibles                                     403,999          325,741          244,350
     Impairment of real estate owned                                      --           19,178          125,000
     Accretion of discounts on securities, net                       (84,657)        (101,337)        (160,598)
     Deferred income taxes                                          (546,141)       1,141,688               --
     Gain on disposal of premises and equipment
      and real estate owned                                         (258,741)         (21,745)        (163,391)
     Gain on loans held for sale and mortgage-
      backed securities                                             (199,414)        (597,062)      (3,008,816)
     Originations of loans held for sale, net                    (33,898,697)     (34,985,086)    (115,312,138)
     Proceeds from sale of loans held for sale                    12,859,144       37,614,277      136,817,940
     Other operating activities                                       58,120       (1,586,199)      (7,956,637)
                                                               -------------    -------------    -------------

         Net cash provided by (used in) operating activities      (4,987,099)      15,244,228       23,672,672
                                                               -------------    -------------    -------------

Investing activities
  Proceeds from maturities of investment securities
    available for sale                                            16,000,000       16,000,000        4,000,000
  Purchases of investment securities available for sale          (27,000,000)              --               --
  Proceeds from principal repayments and sales of
    mortgage-backed securities available for sale                  1,663,783        4,941,963       20,444,317
  Proceeds from principal repayments of
    mortgage-backed securities held for investment                   506,048          272,126               --
  Originations of loans held for investment, net
    of principal repayments                                      (73,624,172)     (82,539,233)     (91,482,955)
  Proceeds from disposal of premises and equipment
    and real estate owned                                          1,229,700          262,152          781,975
  Sales of FHLB stock                                                136,000          302,000          275,300
  Purchases of premises and equipment                             (1,193,777)      (1,183,726)        (788,182)
  Repayment of note receivable                                     1,156,557           96,146           83,491
  Net cash received in branch acquisition                                 --       15,771,621               --
                                                               -------------    -------------    -------------

    Net cash used in investing activities                        (81,125,861)     (46,076,951)     (66,686,054)
                                                               -------------    -------------    -------------

Financing activities
  Net increase in deposit accounts                               105,216,360       27,017,259       56,846,009
  Net (decrease) in FHLB borrowings                               (5,000,000)      (5,500,000)     (18,000,000)
  Purchase of treasury shares                                       (336,726)      (2,212,690)      (3,463,652)
  Proceeds from junior subordinated debentures                            --               --       10,310,000
  Proceeds from exercise of stock options                          1,012,468          680,826        1,984,697
  Cash paid for dividends and fractional shares                   (4,867,849)      (4,032,865)      (3,328,473)
  Net change in escrow accounts                                       98,123          (59,904)         (26,087)
  Net change in repurchase agreements                              1,995,628          953,841         (856,668)
                                                               -------------    -------------    -------------

      Net cash provided by financing activities                   98,118,004       16,846,467       43,465,827
                                                               -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                  12,005,044      (13,986,256)         452,445

Cash and cash equivalents, beginning of year                      20,938,348       34,924,604       34,472,159
                                                               -------------    -------------    -------------

Cash and cash equivalents, end of year                         $  32,943,392    $  20,938,348    $  34,924,604
                                                               =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

 FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

The Company follows accounting principles generally accepted in the United States of America and general practices within the financial services industry as summarized below:

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include demand and time deposits (with remaining maturities of ninety days or less at time of purchase) at other financial institutions.

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

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts on debt securities are recognized as adjustments to interest income using the interest method over the period to maturity. Gains and losses on the sale of securities are determined using the specific identification method.

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable held for investment are stated at the amount of unpaid principal, reduced by an allowance for probable loan losses and net of deferred origination fees. Interest on loans is accrued based on the principal amount outstanding and is recognized using the interest method.

Loan origination fees, as well as certain direct loan origination costs, are deferred. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans.

Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment. Fees for originating loans for other financial institutions are recognized as loan fee income.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. At December 31, 2005 and 2004, there were no loans, individually or in the aggregate, that are material to the consolidated financial statements which were defined as impaired.

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

LOANS HELD FOR SALE

Loans originated and intended for sale are carried at the lower of cost or aggregate estimated market value. Net unrealized losses are recognized as charges to income. Gains and losses on sales of whole or participating interests in real estate loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the Bank's carrying value of the loans sold, adjusted for the recognition of any servicing assets retained.

As a part of its normal business operations, the Bank originates mortgage loans that have been approved by secondary investors. The Bank issues a rate lock commitment to a borrower and concurrently "locks-in" with a secondary market investor, under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized when the loan is sold on the Statement of Operations in the line item "Gain on sale of mortgage loans and mortgage-backed securities". Between the initial funding of the loans by the Bank and subsequent purchase by the investor, the Bank carries the loans on its Statement of Financial Condition at the lower of cost or fair market value.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

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

MORTGAGE SERVICING RIGHTS

When mortgage loans, or mortgage-backed securities, are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair values.

Servicing assets and liabilities are amortized on a straight line basis over the average period of estimated net servicing income (if servicing revenue exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value.

The Company recorded amortization of mortgage servicing rights of $372,559, $277,078 and $242,012 for prepayments during the years ended December 31, 2005, 2004 and 2003, respectively. There were no impairments recognized during the years ended December 31, 2005 and 2004. Servicing asset impairments totaling $680,622 were recorded during the year ended December 31, 2003.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation or amortization, if a capital lease. Depreciation and amortization are computed using the straight-line method based on the estimated service lives of the assets. Useful lives range from 10 to 40 years for substantially all premises and from 3 to 20 years for equipment and fixtures.

REAL ESTATE OWNED

Assets acquired through loan foreclosure are recorded as real estate owned at the estimated fair value of the property less estimated costs to sell at the date of foreclosure. The carrying amount is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. There were no valuation adjustments recognized during the year ended December 31, 2005. The Company recognized valuation adjustments of approximately $19,178 and $125,000 during the years ended December 31, 2004 and 2003, respectively.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

The Bank is required to invest in Class B capital stock, par value $100, of the Federal Home Loan Bank of Atlanta ("FHLB"). The FHLB capital stock requirement is based on the sum of a membership stock component totaling 20% of the Bank's total assets plus an activity based stock component of 4.5% of outstanding FHLB advances. At December 31, 2005 and 2004, the Bank owned 16,892 and 18,252 shares of the FHLB's capital stock, respectively.

The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

GOODWILL AND INTANGIBLE ASSETS

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangible assets resulting from the branch acquisitions described in
Note 20 are amortized on a straight-line basis over 10 years, resulting in amortization expense of approximately $31,000 per year. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

INCOME TAXES

The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ADVERTISING

Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company incurred advertising expense totaling $187,536, $185,468 and $204,614, respectively.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME

The Company's other comprehensive income relates to unrealized gains (losses) on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                    Years ended December 31,
                                     -------------------------------------------------------
                                           2005               2004                2003
                                     ----------------   ----------------    ----------------

Unrealized losses on securities
   available for sale                $     (2,006,525)  $     (2,248,414)   $     (2,195,082)
Tax benefit                                   762,480            917,500             834,132
Reclassification of net gains
   recognized in net income                         -            (88,844)           (291,738)
Tax expense                                         -             36,255             110,860
                                     ----------------   ----------------    ----------------

Other comprehensive loss, net        $     (1,244,045)  $     (1,383,503)   $     (1,541,828)
                                     =================  ================    ================

STOCK COMPENSATION PLANS

The Company has adopted SFAS No. 123, Accounting for Stock Based Compensation. As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the methods of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below, reflecting additional compensation expense, net of applicable income taxes, of $121,291, $84,675 and $123,152 for the years ended December 31, 2005, 2004 and 2003, respectively.

                                                              Years ended December 31,
                              -------------------------------------------------------------------------------------
                                           2005                        2004                        2003
                              ---------------------------  --------------------------   ---------------------------
                               As Reported     Proforma     As Reported     Proforma     As Reported     Proforma
                              ------------   ------------  ------------   ------------  ------------   ------------

Net income                    $ 14,128,704   $ 14,007,413  $ 11,712,441   $ 11,627,766  $ 11,412,996   $ 11,289,844
Earnings per common
  share - basic                       2.23           2.21          1.87           1.86          1.83           1.81
Earnings per common
  share - diluted                     2.12           2.11          1.79           1.77          1.73           1.71

SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which specifies guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Based on these guidelines management has determined that the Bank operates in one business segment, the providing of general commercial financial services to customers located in its market areas. The various products are those generally offered by community banks. The allocation of Bank resources is based on overall performance of the Bank, rather than individual branches or products.

RECLASSIFICATION

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on the net income or stockholders' equity as previously reported.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03- 01"). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP EITF 03-1-b") to delay the requirement to record impairment losses in accordance with EITF 03-01. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

      In  December  2004,  the FASB issued  Statement  of  Financial  Accounting
Standards No. 123(r) ("SFAS No. 123(r)"), "Share-Based Payment", which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for "share-based" compensation to employees, including employee-stock purchase plans ("ESPPs"). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

      From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 2. INVESTMENT SECURITIES

Investment securities at December 31, 2005 and 2004 are classified as available for sale according to management's intent and summarized as follows:

                                                                    Gross              Gross           Estimated
                                                Amortized        unrealized         unrealized          market
                                                  cost              gains             losses             value
                                            ---------------   ----------------   ---------------   ----------------
December 31, 2005:
   U.S. Treasury and Agency Notes           $    42,041,062   $        227,097   $      (440,469)  $     41,827,690
                                            ===============   ================   ================  =================

December 31, 2004:
   U.S. Treasury and Agency Notes           $    30,956,405   $      1,101,747   $             -   $     32,058,152
                                            ===============   ================   ===============   =================

The following table shows U.S. Treasury and Agency Notes unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005. The current year unrealized losses on these investment securities are a result of volatility in the market during 2005 and relate to eight U.S. Treasury and Agency Notes. All unrealized losses on U.S. Treasury and Agency Notes are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

                                                                          2005
                                    -------------------------------------------------------------------------------
                                        Less Than 12 Months         12 Months or More                Total
                                    -------------------------   ------------------------ --------------------------
                                        Fair       Unrealized     Fair        Unrealized     Fair      Unrealized
                                        value        losses        value       losses         value       losses
                                    ------------  -----------   ----------   ----------- ------------   -----------
Securities available for sale:
  U.S. Treasury and Agency Notes   $  26,584,939 $  (440,469)   $        -   $        -  $ 26,584,939 $   (440,469)
                                   ============= ============   ==========   =========== ============ =============

U.S. Treasury and Agency notes at December 31, 2005 are contractually scheduled to mature as follows:

                                                                  Estimated
                                                 Amortized          market
                                                   cost              value
                                             ---------------   ----------------

  Due within one year                        $    10,012,354   $     10,092,354
  Due after one year through five years           32,028,708         31,735,336
                                             ---------------   ----------------

     Total                                   $    42,041,062   $     41,827,690
                                             ===============   ================

There were no sales of U.S. Treasury and Agency Notes during the years ended December 31, 2005, 2004 and 2003.

U.S. Treasury and Agency Notes with an amortized cost of approximately $17.0 million and $13.0 million were pledged to secure deposits from public entities and repurchase agreements at December 31, 2005 and 2004, respectively.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at December 31, 2005 and 2004 are classified as available for sale according to management's intent and summarized as follows:

                                                                    Gross              Gross           Estimated
                                                Amortized        unrealized         unrealized          market
                                                  cost              gains             losses             value
                                            ---------------   ----------------   ---------------   ----------------
December 31, 2005:
   FHLMC participation certificates,
     maturing from years 2007 to 2035       $    21,011,344   $        113,072   $      (485,349)  $     20,639,067
                                            ===============   ================   ================  ================

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 3. MORTGAGE-BACKED SECURITIES (Continued)

                                                                    Gross              Gross           Estimated
                                                Amortized        unrealized         unrealized          market
                                                  cost              gains             losses             value
                                            ---------------   ----------------   ---------------   ----------------
December 31, 2004:
   FHLMC participation certificates,
     maturing from years 2005 to 2027       $     6,320,252   $        319,129   $             -   $      6,639,381
                                            ===============   ================   ===============   ================

Mortgage-backed securities at December 31, 2005 and 2004 classified as held for investment according to management's intent and summarized as follows:

                                                                    Gross              Gross           Estimated
                                                Amortized        unrealized         unrealized          market
                                                  cost              gains             losses             value
                                            ---------------   ----------------   ---------------   ----------------
December 31, 2005:
   FHLMC participation certificate,
     maturing during 2013                   $     2,063,310   $              -   $       (97,677)  $      1,965,633
                                            ===============   ================   ================  ================

December 31, 2004:
   FHLMC participation certificate,
     maturing from years 2005 to 2013       $     2,569,358   $              -   $       (67,034)  $      2,502,324
                                            ===============   ================   ================  ================

The following tables present mortgage-backed securities unrealized losses and fair values, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The current year unrealized losses on these investment securities are a result of volatility in the market during 2005 and relate to eight FHLMC participation certificates. All unrealized losses on FHLMC participation certificates are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

                                                                          2005
                                    -------------------------------------------------------------------------------
                                        Less Than 12 Months         12 Months or More                Total
                                    -------------------------   ------------------------ --------------------------
                                        Fair       Unrealized      Fair        Unrealized     Fair      Unrealized
                                        value        losses        value       losses         value       losses
                                    ------------  -----------   ----------   ----------- ------------   -----------
Securities available for sale:
  FHLMC participation certificates  $ 15,869,526  $  (485,349)  $        -   $         - $ 15,869,526   $  (485,349)
                                    ============  ============  ==========   =========== ============   ============

Securities held for investment:
  FHLMC participation certificate   $          -  $         -   $1,965,633   $   (97,677) $  1,965,633 $     (97,677)
                                    ============  ===========   ==========   ============ ============= ============

                                                                          2004
                                        Less Than 12 Months         12 Months or More                Total
                                    -------------------------   ------------------------ --------------------------
                                        Fair       Unrealized      Fair      Unrealized      Fair       Unrealized
                                        value        losses        value       losses        value        losses
                                    ------------  -----------   ----------   ----------- ------------   -----------
Securities held for investment:
  FHLMC participation certificate   $  2,502,324  $   (67,034)  $        -   $         - $  2,502,324   $   (67,034)
                                    ============  ============  ==========   =========== ============   ============

 FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 3. MORTGAGE-BACKED SECURITIES (Continued)

Mortgage-backed securities, classified as available for sale or held for investment, at December 31, 2005 are contractually scheduled to mature as follows:

                                                                    Estimated
                                                  Amortized          market
                                                    cost              value
                                              ---------------   ----------------

Due after one year through five years         $       252,988   $        259,782
Due after five years through ten years              6,312,372          6,408,715
Due after ten years                                16,509,294         16,033,880
                                              ---------------   ----------------
                                              $    23,074,654   $     22,702,377
                                              ===============   ================

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

No mortgage-backed securities were sold in 2005. Mortgage-backed securities with a carrying value of approximately $2.5 million, and $10.2 million were sold during the years ended December 31, 2004 and 2003, respectively. Gross realized gains on the sale of mortgage-backed securities were $88,844 during the year ended December 31, 2004. Net realized gains on the sales of mortgage-backed securities were $291,738 and $302,315 during the years ended December 31, 2003 and 2002, respectively.

Mortgage-backed securities with an amortized cost of approximately $476,566 and $378,284 were pledged as collateral for treasury, tax, and loan deposits at December 31, 2005 and 2004, respectively.

4. LOANS RECEIVABLE

Loans receivable at December 31, 2005 and 2004 are summarized as follows:

                                                   2005              2004
                                             ---------------   ----------------

Mortgage loan                                $    68,022,652   $     67,518,036
Consumer loans                                   101,833,555         98,441,200
Commercial loans                                 536,638,140        463,779,519
Leasing                                           11,981,099         11,622,296
                                             ---------------   ----------------

                  Total                          718,475,446        641,361,051
                                             ---------------   ----------------
Less:
   Allowance for loan losses                      (9,222,305)        (8,343,382)
   Deferred loan fees, net                        (1,433,223)        (1,201,634)
                                             ----------------  ----------------

Loans receivable, net                        $   707,819,918   $    631,816,035
                                             ===============   ================

The Bank has pledged its eligible real estate loans to collateralize actual or potential borrowings from the Federal Home Loan Bank of Atlanta (See Note 9).

During the years ended December 31, 2005, 2004, and 2003 the Bank exchanged loans with outstanding principal balances of $16,354,875, $2,841,484 and $8,952,095, respectively, with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities of equal value.

The Bank originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as either held for sale or for investment purposes. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date. Loans receivable held for sale at December 31, 2005 and 2004 are fixed rate mortgage loans with an estimated market value of approximately $11,029,237 and $6,298,000, respectively.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 4. LOANS RECEIVABLE (Continued)

Net gains on sales of loans receivable held for sale amounted to $199,414, $508,218 and $2,717,078 for the years ended December 31, 2005, 2004 and 2003, respectively.

The changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                                            Years ended December 31,
                                                              -----------------------------------------------------
                                                                    2005               2004              2003
                                                              ----------------   ---------------   ----------------

Balance at beginning of year                                  $      8,343,382   $     7,633,709   $      6,958,587
Provisions for loan losses                                           1,711,197           968,000            987,919
Loans charged off                                                     (845,228)         (301,636)          (357,836)
Recoveries                                                              12,954            43,309             45,039
                                                              ----------------   ---------------   ----------------

Balance at end of year                                        $      9,222,305   $     8,343,382   $      7,633,709
                                                              ================   ===============   ================

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:
                                                                                             December 31,
                                                                                       2005              2004
                                                                                 ---------------   ----------------
Loans contractually past due 90 days or more and/or on nonaccrual status:
   Residential                                                                   $     1,362,590   $        813,833
   Consumer and commercial                                                               896,254          1,535,161
                                                                                 ---------------   ----------------

                                                                                 $     2,258,844   $      2,348,994
                                                                                 ===============   ================

For the years ended December 31, 2005, 2004 and 2003, interest income of approximately $143,189, $121,000 and $58,000, respectively, was not recorded related to loans accounted for on a nonaccrual basis.

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:
                                                                                             December 31,
                                                                                       2005              2004
                                                                                 ---------------   ----------------

     Land                                                                        $     2,847,880   $      2,882,838
     Office buildings and improvements                                                 6,601,871          6,270,157
     Furniture, fixtures and equipment                                                 4,281,794          4,599,574
     Vehicles                                                                            403,542            364,198
       Construction In Process                                                            14,303            176,535
                                                                                 ---------------   ----------------

                                                                                      14,149,390         14,293,302
     Less accumulated depreciation                                                     5,318,220          5,714,312
                                                                                 ---------------   ----------------

              Total                                                              $     8,831,170   $      8,578,990
                                                                                 ===============   ================

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 5. PREMISES AND EQUIPMENT (Continued)

The Company leases certain branch facilities and equipment under separate agreements that expire at various dates through September 30, 2010. Future rentals under these leases are as follows:

                2006                                              $      378,711
                2007                                                     344,864
                2008                                                     305,113
                2009                                                      67,634
                2010                                                      24,615
             Thereafter                                                        -
                                                                  --------------

                                                                  $    1,120,937

Rental expense amounting to approximately $395,919, $389,000 and $305,000 during the years ended December 31, 2005, 2004 and 2003, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations.

6. DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

           2006                                                    $ 373,651,511
           2007                                                       56,594,338
           2008                                                       29,934,718
           2009                                                        4,945,618
           2010                                                        2,237,637
           Thereafter                                                          -
                                                                   -------------

                Total time deposits                                $ 467,363,822
                                                                   =============

7. EMPLOYEE BENEFIT PLANS

The Company participated in a multi-employer defined benefit pension plan which covered substantially all employees; however, effective January 31, 2002 the Company's Board of Directors approved a plan to freeze the accrual of future benefits under the plan. Consequently, no new employees became eligible to participate in the plan after January 31, 2002. Effective October 1, 2004 the Company withdrew from the plan. Active employees who were participating in the plan became 100% vested on that date could select from a variety of benefit payment options based on their age and benefit payment amount. Expenses of the plan for unfunded liability, withdrawal fees, administrative fees and PBGC premiums the years ended December 31, 2005, 2004 and 2003 were $0, $624,968 and $0, respectively.

The Company also participates in a multi-employer defined contribution plan which covers substantially all employees. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. The Company makes matching contributions of 100% of employees' contributions up to 5% of the employees' salaries. The plan provides that employees' contributions are 100% vested at all times and the Bank's contributions vest 25% for each year of service. The expenses related to the Company's contributions to this plan for the years ended December 31, 2005, 2004 and 2003 were $326,549, $283,966 and $244,474, respectively.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 7. EMPLOYEE BENEFIT PLANS (Continued)

Directors and certain officers participate in deferred compensation plans. These plans generally provide for fixed payments beginning at retirement. These payments are earned over service periods of up to ten years, and can include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2005, 2004 and 2003 aggregated $486,662, $500,089 and $579,730, respectively. The plans generally include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was approximately $3,398,402 at December 31, 2005 and is included in other liabilities in the accompanying consolidated statements of financial condition.

8. STOCK OPTION PLAN

On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. The Plan reserves 1,474,742 shares for grant within ten years of the effective date. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of the status of the Plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended, including weighted-average exercise price ("Price"), is presented below:

                                                              Years ended December 31,
                              -------------------------------------------------------------------------------------
                                           2005                        2004                        2003
                              ---------------------------  --------------------------   ---------------------------
                                 Shares          Price        Shares          Price        Shares          Price
                              ------------   ------------  ------------   ------------  ------------   ------------

Outstanding at beginning
  of year                          773,974   $      10.17       852,708   $       9.94       953,441   $       9.25
Granted                             35,450          29.05        13,750          23.29        41,625          23.59
Cancellations                     (105,652)         10.94       (92,484)          9.89      (142,358)          9.27
                              -------------                ------------                 ------------

Outstanding at year end            703,772          11.01       773,974          10.18       852,708           9.94
                              ============                 ============                 ============

Weighted-average fair value of
  options granted during the year            $       4.76                 $       3.46                 $       4.72
                                             ============                 ============                 ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2005, 2004 and 2003, respectively: dividend growth rate of 17% for each period; expected volatility of 21.4%, 21.7% and 21.2% ; risk-free interest rates ranging from 4.03% to 4.47% during the year ended December 31, 2005; 3.59% to 4.11% during the year ended December 31, 2004; and 3.65% to 4.49% during the year ended December 31, 2003; and expected lives of 6 years.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 8. STOCK OPTION PLAN (Continued)

The following table summarizes additional information about the Plan at December 31, 2005, including weighted-average remaining contractual life ("Life") and
Price:

                                                      Options Outstanding                   Options Exercisable
                                          ------------------------------------------   ----------------------------
     Range of Exercise Price                 Shares          Life           Price          Shares          Price
-------------------------------           ------------   ------------   ------------   -------------   ------------

      $8.111 - 8.25                            557,019           2.26   $       8.11         557,019   $       8.11
      $10.306 - 15.56                           39,153           5.48   $      12.60          39,153   $      12.60
      $22.46 - 24.913                           68,900           7.42   $      23.54          54,150   $      23.63
      $25.15 - 37.605                           38,700           9.32   $      28.72           3,250   $      25.15
                                          ------------                                 -------------

                                               703,772                                       653,572
                                          ============                                 =============

9. BORROWED MONEY

Borrowed money represents advances from the FHLB and repurchase agreements. Advances outstanding from the FHLB at December 31, 2005 and 2004 had a weighted average rate of 4.40% and 2.44%, respectively, and totaled $5,500,000 and $10,500,000, respectively. These advances have a scheduled maturity date of January 3, 2007.

At December 31, 2005 and December 31, 2004, repurchase agreements outstanding had average rates of 3.59% and 1.62%, and totaled $6,287,500 and $4,291,900, respectively.

At December 31, 2005 and 2004, repurchase agreements were collateralized by U.S. government agency obligations with a principal balance of $7,000,000 and $5,000,000, respectively. The Company has pledged all of its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential borrowings from the FHLB. At December 31, 2005 and 2004, the Company had approximately $160.8 million and $133.7 million, respectively, of additional credit available with the FHLB.

10. INCOME TAXES

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                        Years Ended December 31,
                         -------------------------------------------------------
                               2005               2004                2003
                         ----------------   ----------------    ----------------
Current
  Federal                $      7,925,068   $      4,817,313    $      4,507,141
  State                         1,568,269          1,007,039             746,935
                         ----------------   ----------------    ----------------

                                9,493,337          5,824,352           5,254,076
                         ----------------   ----------------    ----------------
Deferred
  Federal                        (496,214)         1,004,496           1,448,063
  State                           (49,927)           137,192             138,568
                         -----------------  ----------------    ----------------

                                 (546,141)         1,141,688           1,586,631
                         -----------------  ----------------    ----------------

Total                    $      8,947,196   $      6,966,040    $      6,840,707
                         ================   ================    ================

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 10. INCOME TAXES (Continued)

Reconciliations of the expected income tax expense at statutory tax rates with income tax expense reported in the statements of operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  2005               2004                2003
                                                            ----------------   ----------------    ----------------

Expected income tax expense at 35% for 2005
  and 34% for 2004 and 2003                                 $      8,076,565   $      6,350,684    $      6,206,259
State income taxes, net of federal
  income tax                                                         986,922            755,192             689,292
Other expenses and adjustments                                      (116,291)          (139,836)            (54,843)
                                                            -----------------  ----------------    ----------------

                                                            $      8,947,196   $      6,966,040    $      6,840,707
                                                            ================   ================    ================

The components of deferred income tax assets and liabilities are as follows:

                                                                                     Years Ended December 31,
                                                                                     2005                2004
                                                                               ----------------    ----------------
Deferred income tax assets
  Deferred directors' fees                                                     $        584,251    $        608,989
  Allowance for loan losses                                                           3,410,155           3,062,980
  Employee benefits                                                                     758,035             762,033
  Loans mark-to-market                                                                   72,464             132,680
  Unrealized losses on securities available for sale                                    214,732                   -
  Other                                                                                  57,419              45,437
                                                                               ----------------    ----------------

                                                                                      5,097,056           4,612,119
                                                                               ----------------    ----------------
Deferred income tax liabilities
  Unrealized gains on securities available for sale                                           -             547,747
  Depreciation and amortization                                                       3,350,886           3,524,004
  Carrying value - land                                                                 395,000             395,000
  Mortgage servicing rights                                                             553,824             671,017
  Deferred loan origination fees and costs                                              598,819             576,589
  FHLB stock                                                                            141,451             200,263
  Other                                                                                  50,958                   -
                                                                               ----------------    ----------------
                                                                                      5,090,938           5,914,620
                                                                               ----------------    ----------------

Net deferred income tax liability                                              $          6,118    $     (1,302,501)
                                                                               ================    ================

11. REGULATORY CAPITAL REQUIREMENTS

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

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 11. REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. The Company's most significant asset is its investment in First South Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual regulatory capital amounts and ratios as of December 31, 2005 and 2004 are presented in the table below (dollars in thousands):

                                                                                               Minimum to be Well
                                                                                               Capitalized under
                                                                     Minimum for Capital       Prompt Corrective
                                                 Actual               Adequacy Purposes        Action Provisions
                                         -----------------------  -----------------------   -----------------------
                                           Amount        Ratio      Amount        Ratio       Amount        Ratio
                                         ----------   ----------  -----------  ----------   ----------  -----------

December 31, 2005:

Total Capital (to Risk Weighted Assets)    $80,015         11.7%     $54,940       8.0%       $68,675       10.0%

Tier I Capital (to Risk Weighted Assets)    71,423         10.4%      27,470       4.0%        41,205
                                                                                                             6.0%

Tier I Capital (to Average Assets)          71,423          8.6%      33,125       4.0%        41,406        5.0%

December 31, 2004:

Total Capital (to Risk Weighted Assets)    $70,240         11.6%     $48,265       8.0%       $60,331       10.0%

Tier I Capital (to Risk Weighted Assets)    62,689         10.4%      24,132       4.0%        36,198
                                                                                                             6.0%

Tier I Capital (to Average Assets)          62,689          8.8%      28,529       4.0%        35,662        5.0%

12. EARNINGS PER SHARE

The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding (less unearned deferred stock awards and treasury shares) for the years ended December 31, 2005, 2004 and 2003. Options to purchase 703,772, 773,974 and 852,708 shares of
common  stock  were   outstanding   at  December  31,  2005,   2004,  and  2003,
respectively.

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  2005               2004                2003
                                                            ----------------   ------------------------------------

Net income (numerator)                                      $     14,128,704   $     11,712,441    $     11,412,996
                                                            ================   ================    ================

Weighted average shares outstanding
  for basic EPS (denominator)                                      6,325,382          6,251,866           6,230,578
Dilutive effect of stock options                                     328,099            305,283             373,813
                                                            ----------------   ----------------    ----------------

Adjusted shares for diluted EPS                                    6,653,481          6,557,149           6,604,391
                                                            ================   ================    ================

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 12. EARNINGS PER SHARE (Continued)

For the year ended December 31, 2005, there were 7,200 options that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the year. These options have been omitted from the calculation of diluted earnings per share for 2005.

13. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $260,632,000, $277,252,000 and $288,917,000 at December 31, 2005, 2004, and 2003 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2005 and 2004, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,402,085 and $1,698,778 respectively.

During the years ended December 31, 2005 and 2004 respectively, the Company recorded additional servicing assets of $75,866 and $240,305 as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2005, 2004, and 2003 aggregated $372,559 $277,077, and $242,012, respectively. The fair value of recognized servicing assets amounted to approximately $1,843,000 and $2,036,000 as of December 31, 2005 and 2004, respectively. The Company's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

14. FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

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

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 14. FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK: (Continued)

A summary of the contractual amounts of the Company's exposure to off-balance sheet risk as of December 31, 2005 and 2004 is as follows:

                                                                                     Years Ended December 31,
                                                                               ------------------------------------
                                                                                     2005                2004
                                                                               ----------------    ----------------

   Commitments to extend credit                                                $    156,852,000    $    166,297,000
   Undrawn balances on lines of credit and undrawn
      balances on credit reserves (overdraft protection)                             53,637,000          58,314,000
   Standby letters of credit                                                          2,031,000           3,661,000
                                                                               ----------------    ----------------

                                                                               $    212,520,000    $    228,272,000
                                                                               ================    ================

Included in the commitments to originate loans as of December 31, 2005 and December 31, 2004, are fixed interest rate loan commitments of approximately $23.8 million and $18.4 million, respectively. The shorter duration of interest-sensitive liabilities, to the extent they are used to fund these fixed-rate loans, indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of fixed-rate long-term assets and net interest income.

The Company's lending is concentrated primarily in Beaufort, Craven, Cumberland, Dare, Edgecombe, Lenoir, Durham, Nash, Pasquotank, Pitt, Robeson, Wake, and surrounding counties in North Carolina. Credit has been extended to certain of the Company's customers through multiple lending transactions.

Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements.

15. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Condensed financial statements of the parent company as of December 31, 2005, 2004 and 2003 are as follows:

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  2005               2004                2003
                                                            ----------------   ----------------    ----------------
CONDENSED BALANCE SHEETS
Cash                                                        $      1,307,746   $      1,071,439    $        839,895
Due from subsidiary                                                        -                  -                   -
Investment in wholly-owned subsidiary                             75,530,645         68,072,782          64,105,117
Other assets                                                       2,929,991          1,931,609           1,325,197
                                                            ----------------   ----------------    ----------------

      Total assets                                          $     79,768,382   $     71,075,830    $     66,270,209
                                                            ================   ================    ================

Junior subordinated debentures                              $     10,310,000   $     10,310,000    $     10,310,000
Other liabilities                                                  1,267,910          1,070,483             796,656
Stockholders' equity                                              68,190,472         59,695,347          55,163,553
                                                            ----------------   ----------------    ----------------

      Total liabilities and stockholders' equity            $     79,768,382   $     71,075,830    $     66,270,209
                                                            ================   ================    ================

CONDENSED STATEMENTS OF INCOME
Interest income, net                                        $              -   $              -    $            499
Interest on junior subordinated debentures                           632,629            448,319             107,930
Equity in earnings of subsidiary                                  14,597,194         12,074,429          11,530,584
Miscellaneous income (expenses)                                      164,139             86,331             (10,157)
                                                            ----------------   ----------------    ----------------

      Net income                                            $     14,128,704   $     11,712,441    $     11,412,996
                                                            ================   ================    ================

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  2005               2004                2003
                                                            ----------------   ----------------    ----------------

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
  Net income                                                $     14,128,704   $     11,712,441    $     11,412,996
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Amortization of intangibles                                       24,996             24,996                   -
    Equity in undistributed earnings of subsidiary               (14,597,194)        (5,351,168)         (5,944,592)
    Other operating activities                                    (1,023,368)          (589,996)           (948,705)
                                                            -----------------  ----------------    ----------------

      Net cash provided by (used in) operating activities         (1,466,862)         5,796,273           4,519,699
                                                            -----------------  ----------------    ----------------

Investing activities:
  Payments for investments in and advances to subsidiary                   -                  -          (9,875,000)
  Repayments of advances to subsidiary                                     -                  -             155,172
  Upstream dividend received from First South Bank                 5,895,276                  -                   -
                                                            ----------------   ----------------    ----------------

      Net cash provided by (used in) investing activities          5,895,276                  -          (9,719,828)
                                                            ----------------   ----------------    ----------------

Financing activities:
  Proceeds from exercise of stock options                          1,012,468            680,826           1,984,697
  Proceeds from issuance of junior subordinated debentures                 -                  -          10,000,000
  Purchase of treasury shares                                       (336,726)        (2,212,690)         (3,463,652)
  Cash paid for dividends and fractional shares                   (4,867,849)        (4,032,865)         (3,328,473)
                                                            -----------------  ----------------    ----------------

      Net cash provided by (used in) financing activities         (4,192,107)        (5,564,729)          5,192,572
                                                            -----------------  ----------------    ----------------

Net increase (decrease) in cash                                      236,307            231,544              (7,557)

Cash at beginning of year                                          1,071,439            839,895             847,452
                                                            ----------------   ----------------    ----------------

Cash at end of year                                         $      1,307,746   $      1,071,439    $        839,895
                                                            ================   ================    ================

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (in thousands):

                                                  Fourth             Third            Second             First
                                              --------------    --------------    ---------------   ---------------
2005
Interest income                               $       14,931    $       13,912    $        12,602   $        11,732
Interest expense                                       4,560             4,350              3,588             2,965
Provision for loan losses                                266               394                413               638
Noninterest income                                     2,133             2,265              1,909             1,901
Noninterest expense                                    5,507             5,432              5,222             4,973
Income tax expense                                     2,615             2,327              2,057             1,949
                                              --------------    --------------    ---------------   ---------------

Net income                                    $        4,116    $        3,674    $         3,231   $         3,108
                                              ==============    ==============    ===============   ===============

Net income per common share
   Basic                                      $          .65    $          .59    $           .51   $           .49
   Diluted                                    $          .62    $          .56    $           .49   $           .47

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

                                                  Fourth             Third            Second             First
                                              --------------    --------------    ---------------   ---------------
2004
Interest income                               $       10,831    $       10,177    $         9,810   $         9,361
Interest expense                                       2,658             2,481              2,289             2,264
Provision for loan losses                                300               268                400                 -
Noninterest income                                     2,071             2,235              2,288             2,156
Noninterest expense                                    5,055             4,880              4,791             4,865
Income tax expense                                     1,847             1,792              1,714             1,612
                                              --------------    --------------    ---------------   ---------------

Net income                                    $        3,042    $        2,991    $         2,904   $         2,776
                                              ==============    ==============    ===============   ===============

Net income per common share
   Basic                                      $          .49    $          .48    $           .47   $           .44
   Diluted                                    $          .46    $          .46    $           .44   $           .42

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimation methodologies, resulting fair values, and recorded carrying amounts at December 31, 2005 and 2004 were as follows:

Cash and cash equivalents are by definition short-term and do not present any unanticipated credit issues. Therefore, the carrying amount is a reasonable estimate of fair value. The estimated fair values of investment securities and mortgage backed securities are provided in Notes 2 and 3 to the financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate adjusted for servicing costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                                      December 31, 2005                    December 31, 2004
                                              --------------------------------    ---------------------------------
                                                 Estimated         Carrying          Estimated         Carrying
                                                fair value          amount          fair value          amount
                                              --------------    --------------    ---------------   ---------------

1 - 4 family mortgages                        $   67,994,412    $   67,292,687    $    67,490,001   $    66,279,446
Consumer                                          99,701,568       100,544,156         96,368,010        97,559,892
Non-residential                                  539,983,074       539,983,074        467,976,697       467,976,697
                                              --------------    --------------    ---------------   ---------------

                                              $  707,679,054    $  707,819,917    $   631,834,708   $   631,816,035
                                              ==============    ==============    ===============   ===============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

 17. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The fair value of deposit liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $266,389,243 and $258,338,325 at December 31, 2005 and 2004, respectively. The fair value estimates for these products do not reflect the benefits that the Bank receives from the low-cost, long-term funding they provide. These benefits are considered significant.

The fair value of certificates of deposits and advances from the FHLB is estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining maturities. The carrying value and estimated fair values of certificates of deposit and FHLB advances at December 31, 2005 and 2004 are as follows:

                                                    2005              2004
                                               ---------------   ---------------
Certificates of deposits
   Carrying amount                             $   467,363,822   $   370,198,380
   Estimated fair value                            466,326,243       371,886,000

Advances for Federal Home Loan Bank:
   Carrying amount                             $     5,500,000   $    10,500,000
   Estimated fair value                              5,500,000        10,500,000

The carrying amount of accrued interest receivable, FHLB stock, note receivable,
junior  subordinated  debentures,   accrued  interest  payable,  and  repurchase
agreements approximates their fair value.

There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $212,520,000 and $228,272,000 at December 31, 2005 and 2004, respectively, which are primarily comprised of unfunded loan commitments.

The Company's remaining assets and liabilities are not considered financial instruments.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                             Year ended December 31,
                                                                ---------------------------------------------------
                                                                     2005              2004              2003
                                                                --------------    ---------------   ---------------

Real estate acquired in settlement of loans                     $      793,184    $       193,709   $       468,201
Exchange of loans for mortgage-backed securities                    16,354,875          2,841,484         8,952,095
Cash paid for interest                                              15,443,427          9,741,103        10,217,536
Cash paid for income taxes                                           9,272,923          4,452,185         6,935,904
Dividends declared, not paid                                         1,267,910          1,070,482           838,067

Noncash assets acquired in branch acquisitions are presented in Note 20.

19. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUST AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY

The Company has sponsored a trust, First South Preferred Trust I (the Trust), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated preferred trust securities (the Preferred Trust Securities) to third-party investors and investing the proceeds from the sale of such Preferred Trust Securities solely in junior subordinated debt securities of the Company (the Debentures).

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

19. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUST AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY (Continued)

The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Preferred Trust Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by that Trust. The Preferred Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement, which fully and unconditionally guarantees the Preferred Trust Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on after September 30, 2008.

In the fourth quarter of 2003, as a result of applying the provisions of FIN 46R, governing when an equity interest should be consolidated, the Company was required to deconsolidate the subsidiary Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Company's financial statements or liquidity position since the Company continues to be obligated to repay the Debentures held by the Trust and guarantees repayment of the Preferred Trust Securities issued by the Trust. The consolidated debt obligation related to the Trust increased from $10 million to $10.3 million upon deconsolidation with the difference representing the Company's common ownership interest in the Trust.

Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier I capital for the Company under Federal Reserve Board guidelines.

Consolidated debt obligations as of December 31, 2005 related to a subsidiary Trust holding solely Debentures of the Company follows:

         LIBOR + 2.95% junior subordinated debentures owed to
         First South Preferred Trust I due September 26, 2033                           $        10,000,000

         LIBOR + 2.95% junior subordinated debentures owed to
         First South Preferred Trust I due September 26, 2033                                       310,000
                                                                                        -------------------

         Total junior subordinated debentures owed to unconsolidated subsidiary trust   $        10,310,000
                                                                                        ===================

20.     ACQUISITIONS

On February 20,  2004,  the Company  completed  the  acquisition  of two Central
Carolina Bank (CCB) retail banking locations. This acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the two CCB branches for a premium of approximately 1.5% of the assumed deposits.

The fair value of assets, including identifiable intangible assets, and liabilities assumed were as follows (in thousands):

Loans receivable                                                                        $             2,212
Premises and equipment                                                                                   75
Core deposit intangible                                                                                 314
Deposits                                                                                            (18,373)
                                                                                        -------------------

Net cash received in branch acquisitions                                                $           (15,772)
                                                                                        ===================

The Company recorded $31,440 and $23,668 in core deposit intangible amortization expense during the years ended December 31, 2005 and 2004, respectively. Amortization expense related to this intangible is anticipated to be approximately $31,000 per year over the next 5 years, with the remaining balance totaling approximately $104,000 to be amortized thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of this amortizing intangible asset.

                                                        BOARD OF DIRECTORS

FREDERICK N. HOLSCHER             MARSHALL T. SINGLETON          LINLEY H. GIBBS, JR.            FREDERICK H. HOWDY
CHAIRMAN                          VICE CHAIRMAN                  Retired                         President
Partner                           Co-Owner                       Washington, NC                  Drs. Freshwater & Howdy, P.A.
Rodman, Holscher, Francisco,      B. E. Singleton & Sons                                         Washington, NC
& Peck, P.A.                      Washington, NC
Washington, NC

CHARLES E. PARKER, JR.            H. D. REAVES, JR.              THOMAS A. VANN
Senior Vice President             Former President and           President and
Robinson & Stith Insurance        Chief Executive Officer        Chief Executive Officer
New Bern, NC                      Home Federal Savings & Loan    First South Bank
                                  Fayetteville, NC               Washington, NC

                                                         EXECUTIVE OFFICERS

THOMAS A. VANN                    ROBERT E. BRANCH               WILLIAM L. WALL                 JAMES W. HOOSE, JR.
President and                     Executive Vice President       Executive Vice President        Executive Vice President
Chief Executive Officer           Chief Operating Officer        Chief Financial Officer and     Chief Credit Officer
                                                                 Secretary

SHERRY L. CORRELL                 LARRY W. MALLARD               PAUL S. JABER                   MARY R. BOYD
Executive Vice President          Executive Vice President       Executive Vice President        Executive Vice President
Deposit Operations                Retail Banking                 Mortgage Operations             Loan Servicing

KRISTIE W. HAWKINS
Treasurer
Controller

                                                    AREA & SUBSIDIARY EXECUTIVES

JAMES F. BUCKMAN, IV              DENNIS A. NICHOLS              RUSSEL A. LAY                   DONNIE L.G. BUNN
Senior Vice President             Senior Vice President          Senior Vice President           President
Area Executive                    Area Executive                 Area Executive                  First South Leasing, LLC.
Pamlico Region                    Neuse Region                   Albemarle Region                Greenville

                                                      CITY & BRANCH EXECUTIVES

GEORGE R. HAMILTON                PHILLIP B. HARRIS, JR.         JOSEPH M. JOHNSON               THOMAS. S. LEWIS
Senior Vice President             Senior Vice President          Senior Vice President           Vice President
Branch Executive                  City Executive                 City Executive                  Branch Executive
Rocky Mount                       Fayetteville/Hope Mills        Durham                          Rocky Mount

KENNETH W. MARSHALL, JR.          PHILIP W. MCCUMBEE             WILLIAM P. STONE                DONALD B. STRICKLAND, JR.
Assistant Vice President          Senior Vice President          Vice President                  Senior Vice President
City Executive                    Branch Executive               City Executive                  City Executive
Avon                              Tarboro                        Lumberton                       Greenville

CLYLE F. SWANNER, JR.             GUY P. WILLIAMS, JR.           WILLIAM T. WRENN
Vice President                    Senior Vice President          Vice President
City Executive                    City Executive                 City Executive
Washington/Chocowinity            New Bern                       Elizabeth City

                                        41

                            FIRST SOUTH BANK OFFICE LOCATIONS

AVON                              LUMBERTON                         WASHINGTON
40894 NC Highway 12, Suite 1      600 North Chestrnut Street*       1311 Carolina Avenue*
Avon, NC 27915                    Lumberton, NC 28359               Washington, NC 27889
(252) 995-3095                    (910) 739-3274                    (252) 946-4178

 CHOCOWINITY                       3000 North Elm Street*            300 North Market Street*
2999 Highway 17 South*            Lumberton, NC 28359               Washington, NC 27889
Chocowinity, NC 27817             (910) 608-5031                    (252) 940-4945
(252) 940-4970

DURHAM                            NEW BERN                          1328 John Small Avenue*
1802 Martin Luther King Jr. Pkwy  202 Craven Street                 Washington, NC 27889
Suite 108                         New Bern, NC 28561                (252) 940-5000
Durham, NC 27707                  (252) 636-2997
(919) 403-1000                                                      CREDIT ADMINISTRATION
                                  1725 Glenburnie Road*             239 West Main Street
                                  New Bern, NC 28561                Washington, NC 27889
ELIZABETH CITY                    (252) 636-3569                    (252) 946-4178
604 East Ehringhaus Street*
Elizabeth City, NC 27906          2019 South Glenburnie Road*       OPERATIONS CENTER
(252) 335-0848                    New Bern, NC 28561                220 Creekside Drive
                                  (252) 637-1111                    Washington, NC 27889
FAYETTEVILLE                                                        (252) 946-4178
241 Green Street*                 ROCKY MOUNT
Fayetteville, NC 28302            300 Sunset Avenue*                LOAN PRODUCTION OFFICE
(910) 438-3681                    Rocky Mount, NC 27804             2600 North Croatan Highway
                                  (252) 972-9661                    Suite 202
3107 Raeford Road*                                                  Kill Devil Hills, NC 27948
Fayetteville, NC 28302            2901 Sunset Avenue*               (252) 441-8743
(910) 484-2116                    Rocky Mount, NC 27804
                                  (252) 451-1259                    FIRST SOUTH LEASING
GREENVILLE                                                          1035 Director Court, Unit C
301 East Arlington Boulevard*     1378 Benvenue Road*               Greevnille, NC 27858
Greenville, NC 27835              Rocky Mount, NC 27804             (252) 355-4536
(252) 321-2600                    (252) 442-8375
                                                                    UVEST INVESTMENT CONSULTANTS
907 East Firetower Road*          450 North Winstead Avenue*
Greenville, NC 27835              Rocky Mount, NC 27804             Steve Wiggins
(252) 355-4644                    (252) 937-1900                    1311 Carolina Avenue
                                                                    Washington, NC 27889
HOPE MILLS                        3635 North Halifax Road*          (252) 940-4904
3103 North Main Street*           Rocky Mount, NC 27804
Hope Mills, NC 28348              (252) 451-8700                    Chris Harp
(910) 423-0952                                                      2901 Sunset Avenue
                                  RALEIGH                           Rocky Mount, NC 27804
KILL DEVIL HILLS                  4800 Six Forks Road, Suite 115*   (252) 451-1259
1906 South Croatan Highway*       Raleigh, NC 27609
Kill Devil Hills, NC 27948        (919) 783-5222                    Brian Tarumoto
(252) 441-9935                                                      241 Green Street
                                  TARBORO                           Fayetteville, NC 28302
KINSTON                           100 East Hope Lodge Street*       (910) 483-3686
2430 Heritage Street*             Tarboro, NC 27886
Kinston, NC 28503                 (252) 823-0157                    * Designates an ATM Location
(252) 523-9449

                                              STOCKHOLDER INFORMATION

Corporate Headquarters
         First South Bancorp, Inc.             Telephone:  252-946-4178
         1311 Carolina Avenue                        Fax:  252-946-3873
         Washington, NC  27889                    E-mail:  info@firstsouthnc.com
                                                 Website: www.firstsouthnc.com

Stock Listing Information
The Company's common stock is listed and trades on the Nasdaq Stock Market under the symbol FSBK. As of March 1, 2006, there were 888 registered stockholders of record.

 Stock Price Information
The following is the high and low trading price information and dividends declared per share for the periods indicated.

         Quarter Ended                  High         Low      Dividends
         -------------                 ------       ------   ----------
         March 31, 2005                $   28.50 $   23.43      $   .20
         June 30, 2005                     36.25     27.31          .20
         September 30, 2005                36.19     31.19          .20
         December 31, 2005                 38.00     29.47          .20

         March 31, 2004 (1)                25.87     21.00          .17
         June 30, 2004                     26.96     21.25          .17
         September 30, 2004                25.09     22.41          .17
         December 31, 2004                 25.94     24.50          .17
         ----------------
         (1) Adjusted for three-for-two stock split on April 23, 2004.

 Registrar and Transfer Agent
Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the Company's stock registrar and transfer agent: Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016; via the Internet at www.rtco.com; or toll-free at (800) 866-1340.

 Form 10-K
The Annual Report on Form 10-K of the Company as filed with the Securities and Exchange Commission is available via the Internet on the Company's website at www.firstsouthnc.com under the headings "About Us - Newsroom - SEC Filings:
EDGAR-Online". Shareholders will be provided a copy without charge by writing to the Corporate Secretary, William L. Wall, First South Bancorp, Inc., P. O. Box 2047, Washington, NC 27889.

 Investor Information

Shareholders, investors, and analysts interested in additional information may contact William L. Wall, Chief Financial Officer, First South Bancorp, Inc., P.O. Box 2047, Washington, NC 27889; or via email to bwall@firstsouthnc.com.

 Annual Meeting
The Annual Meeting of Stockholders of First South Bancorp, Inc. will be held Thursday, May 25, 2006 at 11:00 a.m., at the main office of First South Bank, 1311 Carolina Avenue, Washington, North Carolina.

General Counsel                              Special Counsel                            Independent Accountants
Rodman, Holscher, Francisco & Peck, PA       Muldoon Murphy & Aguggia LLP               Dixon Hughes PLLC
320 North Market Street                      5101 Wisconsin Avenue, NW                  408 Summit Drive
Washington, NC  27889                        Washington, DC 20016                       Sanford, NC 27331