Form 10-Q
period 2006-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2006-05-10
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

  Large accelerated filer [_]  Accelerated filer  [x]  Non-accelerated filer [_]

Indicate by check mark whether registrant is a shell company (as defined by Rule
12b-2 of the Exchange Act). Yes [_]    No [x]

Number of shares of common stock outstanding as of May 1, 2006: 6,509,337

                               CONTENTS

PART 1.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of March
         31, 2006 (unaudited) and December 31, 2005                           1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2006 and 2005 (unaudited)                            2

         Consolidated Statement of Stockholders' Equity for the Three
         Months Ended March 31, 2006 (unaudited)                              3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and 2005 (unaudited)                            4

         Notes to Consolidated Financial Statements (unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                            14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

Signatures                                                                   15

Exhibits                                                                     16


                                                                      March 31       December 31
                                                                        2006            2005 *
                                                                   -------------    -------------
Assets                                                              (unaudited)

Cash and due from banks                                            $  27,265,287    $  32,523,922
Interest-bearing deposits in financial institutions                    5,126,425          419,470
Investment securities - available for sale                            51,432,699       41,827,690
Mortgage-backed securities - available for sale                       19,944,846       20,639,067
Mortgage-backed securities - held for investment                       1,980,109        2,063,310
Loans and leases receivable, net:
  Held for sale                                                       18,391,548       10,845,783
  Held for investment                                                718,019,409      696,974,135
Premises and equipment, net                                            8,872,685        8,831,170
Real estate owned                                                         13,886           13,886
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                         1,663,300        1,689,200
Accrued interest receivable                                            4,726,149        4,288,600
Goodwill                                                               4,218,576        4,218,576
Mortgage servicing rights                                              1,415,318        1,402,085
Identifiable intangible assets                                           251,520          259,380
Income tax receivable                                                    161,859        1,145,814
Prepaid expenses and other assets                                      6,386,165        5,982,857
                                                                   -------------    -------------

          Total assets                                             $ 869,869,781    $ 833,124,945
                                                                   =============    =============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                                           $ 246,333,704    $ 244,879,590
  Savings                                                             22,867,458       21,509,653
  Large denomination certificates of deposit                         163,443,167      153,954,109
  Other time                                                         338,966,300      313,409,713
                                                                   -------------    -------------
          Total deposits                                             771,610,629      733,753,065
Borrowed money                                                         6,413,529       11,787,528
Junior subordinated debentures                                        10,310,000       10,310,000
Deferred income taxes                                                    247,639          540,021
Other liabilities                                                     10,405,611        8,543,859
                                                                   -------------    -------------
          Total liabilities                                          798,987,408      764,934,473

  Common stock, $.01 par value, 25,000,000 shares authorized;
    8,000,000 issued; 6,394,474 and 6,339,548 shares outstanding          63,945           63,395
  Additional paid-in capital                                          37,665,637       37,624,894
  Retained earnings, substantially restricted                         62,277,943       59,661,079
  Less: Treasury stock at cost - 1,605,526 and 1,660,452 shares      (28,281,844)     (28,787,979)
  Accumulated other comprehensive loss, net                             (843,308)        (370,917)
                                                                   -------------    -------------
           Total stockholders' equity                                 70,882,373       68,190,472
                                                                   -------------    -------------


           Total liabilities and stockholders' equity              $ 869,869,781    $ 833,124,945
                                                                   =============    =============

 *Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

                                                                      Three Months Ended
                                                                           March 31
                                                                 ---------------------------
                                                                         2006          2005
                                                                 ---------------------------
Interest income:
  Interest and fees on loans                                      $14,613,159   $11,113,597
  Interest and dividends on investments and deposits                  968,108       618,004
                                                                  -----------   -----------
           Total interest income                                   15,581,267    11,731,601

Interest expense:
  Interest on deposits                                              4,848,239     2,738,273
  Interest on borrowings                                              185,811        89,370
  Interest on junior subordinated notes                               186,922       137,500
                                                                  -----------   -----------
           Total interest expense                                   5,220,972     2,965,143


Net interest income                                                10,360,295     8,766,458
Provision for loan losses                                             346,377       638,000
                                                                  -----------   -----------
           Net  interest income after provision for loan losses    10,013,918     8,128,458
                                                                  -----------   -----------

Non-interest income:
  Fees and service charges                                          1,526,357     1,382,381
  Loan servicing fees                                                 169,289       177,236
  Gain on sale of real estate, net                                        568        19,063
  Gain on sale of mortgage loans                                      187,384        93,653
  Other income                                                        360,117       228,253
                                                                  -----------   -----------
           Total non-interest income                                2,243,715     1,900,586
                                                                  -----------   -----------


Non-interest expense:
  Compensation and fringe benefits                                  3,319,935     2,954,538
  Federal insurance premiums                                           23,907        22,025
  Premises and equipment                                              434,331       426,459
  Advertising                                                          32,469        49,048
  Payroll and other taxes                                             325,353       295,143
  Data processing                                                     569,185       520,212
  Amortization of intangible assets                                    94,698        81,424
  Other                                                               557,677       623,837
                                                                  -----------   -----------
           Total non-interest expense                               5,357,555     4,972,686
                                                                  -----------   -----------

Income before income taxes                                          6,900,078     5,056,358

Income taxes                                                        2,676,779     1,948,607
                                                                  -----------   -----------

Net income                                                        $ 4,223,299   $ 3,107,751
                                                                  ===========   ===========


Per share data: (*)
Basic earnings per share                                          $      0.44   $      0.33
Diluted earnings per share                                        $      0.42   $      0.31
Dividends per share                                               $      0.17   $      0.13
Weighted average shares-Basic                                       9,580,471     9,463,119
Weighted average shares-Diluted                                    10,024,792     9,906,633

(*) Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2006
(unaudited)


                                                                                                       Accumulated
                                                                          Retained                        Other
                                                         Additional      Earnings,                    Comprehensive
                                            Common        Paid-in      Substantially     Treasury         Loss,
                                            Stock         Capital        Restricted       Stock            Net            Total
                                         ------------   ------------   --------------  ------------   --------------   -----------
Balance, December 31, 2005               $     63,395   $ 37,624,894   $   59,661,079  $(28,787,979)  $     (370,917)  $68,190,472

Net income                                                                  4,223,299                                    4,223,299

Other comprehensive loss, net of taxes                                                                      (472,391)     (472,391)

Exercise of stock options                         800       (980,761)                     1,389,990                        410,029

Tax benefit of stock options exercised                       730,637                                                       730,637

Shares traded to exercise options                (130)       266,268                       (455,707)                      (189,569)

Acquisition of treasury shares                   (120)                                     (428,148)                      (428,268)

Stock based compensation                       24,599         24,599                                                        24,599

Dividends ($ .17 per share)                                                (1,606,435)                                  (1,606,435)
                                         ------------   ------------   --------------  ------------   --------------   -----------

Balance, March 31, 2006                  $     63,945   $ 37,665,637   $   62,277,943  $(28,281,844)  $     (843,308)  $70,882,373
                                         ============   ============   ==============  ============   ==============   ===========

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                 ----------------------------
                                                                                     2006            2005
                                                                                 ----------------------------
Operating activities
     Net income                                                                  $  4,223,299    $  3,107,751
     Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
           Provision for loan losses                                                  346,377         638,000
           Depreciation                                                               213,851         205,076
           Amortization of intangibles                                                 94,698          81,424
           Accretion of discounts on securities, net                                  (56,285)        (14,317)
           Gain on disposal of premises and equipment                                      --            (957)
           Gain on disposal of real estate                                               (568)        (19,063)
           Gain on loans held for sale                                               (187,384)        (93,653)
           Stock based compensation expense                                            24,599              --
           Originations of loans held for sale, net                                (7,606,137)     (6,407,491)
           Proceeds from sale of loans held for sale                                  247,756       6,735,665
           Other operating activities                                               1,563,401       4,404,730
                                                                                 ------------    ------------
              Net cash provided (used) in operating activities                     (1,136,393)      8,637,165
                                                                                 ------------    ------------
Investing activities:
     Proceeds from maturities of investment securities available for sale                  --       6,000,000
     Purchases of investment securities available for sale                        (10,000,000)     (2,948,438)
     Proceeds from principal repayments and sales of mortgage-backed
        securities available for sale                                                 383,577         446,690
     Proceeds from principal repayments of mortgage-backed held for investment         83,201         128,106
     Originations of loans held for investment, net of principal repayments       (21,391,651)    (44,071,053)
     Proceeds from disposal of premises and equipment                                      --          10,043
     Proceeds from disposal of real estate owned                                          568          45,187
     Sale (purchase) of FHLB stock                                                     25,900         (66,500)
     Purchase of premises and equipment                                              (255,366)        (67,331)
     Repayment of note receivable                                                          --          24,796
                                                                                 ------------    ------------
              Net cash used in investing activities                               (31,153,771)    (40,498,500)
                                                                                 ------------    ------------
Financing activities:
     Net increase in deposit accounts                                              37,857,564      40,300,858
     Proceeds from FHLB borrowings                                                 62,800,000      66,500,000
     Repayments of FHLB borrowings                                                (68,300,000)    (67,000,000)
     Purchase of treasury shares                                                     (428,268)         (6,977)
     Proceeds from exercise of stock options                                          220,460         702,680
     Tax benefit from exercise of nonqualified stock options                          730,637         334,524
     Cash paid for dividends                                                       (1,267,910)     (1,070,483)
     Net change in repurchase agreements                                              126,001       1,433,066
                                                                                 ------------    ------------
              Net cash provided by financing activities                            31,738,484      41,193,668
                                                                                 ------------    ------------

Increase (decrease) in cash and cash equivalents                                     (551,680)      9,332,333

Cash and cash equivalents, beginning of period                                     32,943,392      20,938,348
                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                         $ 32,391,712    $ 30,270,681
                                                                                 ============    ============


Supplemental disclosures:
     Real estate acquired in settlement of loans                                 $         --    $    232,944
     Dividends declared, not paid                                                $  1,598,619    $  1,264,327


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

Note 2. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

Note 3. Allowance for Loan Losses. As of March 31, 2006 and December 31, 2005, the Bank maintained an allowance for loan losses totaling $9.6 million and $9.2 million, respectively, representing a ratio of allowance for loan losses to loans outstanding of 1.3% at each respective period end date.

Note 4. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

Note 5. Earnings Per Share. Basic and diluted earnings per share for the three month periods ended March 31, 2006 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan. For the three months ended March 31, 2006, there were 6,000 options that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the year. These options have been omitted from the calculation of diluted earnings per share for the three months ended March 31, 2006.

Note 6. Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the Financial Accounting Standards Board ("FASB") in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The Company has one share-based compensation plan, which is described below. The compensation cost that has been charged against income for that plan was $24,599 for the three months ended March 31, 2006. The income tax benefit recognized for share-based compensation arrangements was approximately $2,853 for the three months ended March 31, 2005.

On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. The Plan reserved 2,212,113 shares for grant within ten years of the effective date. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended March 31, 2006: dividend growth rate of 17%; expected volatility of 21.9%; risk-free interest rates of 4.36%; and expected lives of 6 years.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

                                                                                  Aggregate
                                              Options      Options                Intrinsic
                                             Available   Outstanding    Price       Value
                                             ---------   -----------    ------   ------------
Outstanding at December 31, 2005             1,003,977     1,055,658    $ 7.34
Granted                                         (3,000)        3,000    $24.71
Forfeited                                        1,800        (1,800)   $23.45
Exercised                                                   (119,964)   $ 5.64
                                             ---------   -----------    ------   ------------
Outstanding at March 31, 2006                1,002,777       936,894    $ 7.58   $ 16,551,794
                                             =========   ===========    ======   ============
Vested and Exercisable at March 31, 2006                     863,769    $ 6.66   $ 16,054,586
                                             =========   ===========    ======   ============

Weighted-average fair value of options granted during the quarter ended March 31, 2006: $4.89
          =====

A summary of nonvested option shares as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:


                                        Shares     Price
                                        ------    ------
      Nonvested at December 31, 2005    75,300    $18.22
      Granted                            3,000    $24.71
      Forfeited                         (1,800)   $23.45
      Vested                            (3,375)   $16.61
                                        ------
      Nonvested at March 31, 2006       73,125    $18.43
                                        ======

As of March 31, 2006, there was $172,831 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized the next
3.2 years.

The following table summarizes additional information about the Company's outstanding options and exercisable options as of March 31, 2006, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price ("Price"):

                                 Outstanding            Exercisable
                          ------------------------   -----------------
Range of Exercise Price   Shares    Life    Price    Shares     Price
-----------------------   -------   -----   ------   -------   -------

      $5.41 - 5.50        718,377    2.01   $ 5.41   718,377   $  5.41
      $6.87 - 10.37        58,730    5.23   $ 8.40    58,730   $  8.40
      $13.43 - 16.61      100,537    7.18   $15.71    79,537   $ 15.76
      $16.77 - 25.07       59,250    9.09   $19.30     7,125   $ 16.95
                          -------                    -------
                          936,894    3.22   $ 7.58   863,769   $  6.66
                          =======                    =======

For the three months ended March 31, 2006, the intrinsic value of options exercised was $2,133,279, compared to $1,071,905 for options exercised during the three months ended March 31, 2005.

Cash received and shares tendered for payment of option exercises for the three month period ended March 31, 2006 was $676,297, compared to $582,716 for the three months ended March 31, 2005. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $730,637 for the three month period ended March 31, 2006, compared to $334,524 for the three months ended March 31, 2005.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB25. The effect (increase/ (decrease)) of the adoption of SFAS 123R is as follows:

        Income before income tax expense             $    (24,599)
        Net income                                   $    (21,699)

        Cash flow from operating activities          $    (21,699)
        Cash flow provided by financing activities   $     21,699

        Basic earnings per share                     $       0.00
        Diluted earnings per share                   $       0.00

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year earlier period:

Three Months Ended March 31, 2005                 As Reported      Pro Forma
----------------------------------------------   -------------   -------------
Net income attributable to common shareholders   $   3,107,751   $   3,088,125
Stock based compensation, net of tax effect      $           0   $      29,737
Net income per share - basic                     $         .33   $         .33
Net income per share - diluted                   $         .31   $         .31

Note 7. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and nine month periods ended March 31, 2006 and 2004 is as follows:

                                               Three Months Ended March 31,
                                         --------------------------------------
                                               2006                 2005
                                         -----------------    -----------------
Net income                               $       4,223,299    $       3,107,751
Losses unrealized, net of income taxes            (472,391)            (359,348)
                                         -----------------    -----------------
Other comprehensive income (loss)                 (472,391)            (359,348)
                                         -----------------    -----------------
Comprehensive income                     $       3,750,908    $       2,748,403
                                         =================    =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's principal business consists of holding the stock of the Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased to $869.9 million at March 31, 2006 from $833.1 million at December 31, 2005, reflecting a 17.6% annualized growth rate. Earning assets increased to $816.6 million at March 31, 2006 from $774.5 million at December 31, 2005, reflecting growth of the loan and leases receivable portfolio further discussed below. Earning assets increased to 93.9% of total assets at both March 31, 2006 from 93.0% at December 31, 2005.

Interest-bearing overnight deposits in financial institutions increased to $5.1 million at March 31, 2006 from $419,000 at December 31, 2005, reflecting a strategy to keep excess funds on the short-term end of the current yield curve. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale was $71.4 million at March 31, 2006 compared to $62.5 million at December 31, 2005. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during the three months ended March 31, 2006 or March 31, 2005. No mortgage loans were securitized into mortgage-backed securities during the three months ended March 31, 2006 or March 31, 2005. The total mortgage-backed securities portfolio was $21.9 million at March 31, 2006, compared to $22.7 million at December 31, 2005.

Loans held for sale increased to $18.4 million at March 31, 2006 from $10.8 million at December 31, 2005. The sale of loans held for sale declined to $248,000 during the three months ended March 31, 2006, from $6.7 million sold during the three months ended March 31, 2005, reflecting a slow down in origination and refinancing volumes due to the recent rise in interest rates. In addition, during the current quarter the Bank implemented a strategy to hold current held for sale mortgage loan originations for the possible securitization in to available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment increased to $718.0 million at March 31, 2006 from $697.0 million at December 31, 2005, reflecting a 12.1% annualized net growth rate during the period. This growth reflects the Bank's focus on growth and development of its commercial loan and leases receivable portfolio.

Deposits increased to $771.6 million at March 31, 2006 from $733.8 million at December 31, 2005. Checking accounts increased to $246.3 million at March 31, 2006 from $244.9 million at December 31, 2005, reflecting the Bank's efforts to grow and maintain consistent levels of lower costing core deposits. Time deposits increased to $502.4 million at March 31, 2006 from $467.4 million at December 31, 2005, as investors have begun to transfer funds into higher yielding time deposits due to the recent rise in interest rates.

FHLB advances and junior subordinated debentures, used primarily to fund loan originations and general banking operations, were $10.3 million at March 31, 2006 and $15.8 million at December 31, 2005. Borrowings in the form of repurchase agreements were $6.4 million at March 31, 2006 and $6.3 million at December 31, 2005. Repurchase Agreements represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $70.9 million at March 31, 2006, compared to $68.2 million at December 31, 2005. See "Consolidated Statements of Stockholders' Equity" for additional information. The equity to assets ratio was 8.2% at March 31, 2006 and at December 31, 2005, primarily reflecting current quarter earnings growth, net of dividend payments.

Accumulated other comprehensive loss was $843,000 at March 31, 2006 compared to $371,000 at December 31, 2005, reflecting a decline in the net market value of the investment portfolio resulting from the rise in interest rates, as previously discussed. See "Note 7. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's capital was $76.5 million at March 31, 2006, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders will receive one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

On March 23, 2006, the Company declared a cash dividend of $0.17 per share, payable April 28, 2006 to stockholders of record as of April 4, 2006, adjusted for the stock split. This dividend payment represents a 25% payment rate increase over the previous quarterly dividend payment and is payout ratio of 37.9% of the basic earnings per share for the quarter ended March 31, 2006. This dividend payment is the Company's thirty-sixth consecutive quarterly cash dividend.

During the three months ended March 31, 2006, the Company acquired 11,920 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At March 31, 2006, 1,605,526 treasury shares were held totaling $28.3 million, compared to 1,660,452 treasury shares totaling $28.8 million held at December 31, 2005.

During the three months ended March 31, 2006, 79,976 shares were issued as a result of the exercise of stock options, compared to 65,515 shares issued during the three months ended March 31, 2005. In addition, during the three months ended March 31, 2006 and 2005, 13,074 and 8,272 shares, respectively, were tendered to pay stock option plan participants for the exercise price of stock options being exercised and income taxes incident to such option exercises.

Comparison of Operating Results - Three months ended March 31, 2006 and 2005

General. Net income was $4.2 million for the three months ended March 31, 2006, compared to $3.1 million for the three months ended March 31, 2005. Basic earnings per share were $0.44 for the three months ended March 31, 2006, compared to $0.33 per share for the three months ended March 31, 2005, adjusted for the stock split. Diluted earnings per share were $0.42 for the three months ended March 31, 2006, compared to $0.31 per share for the three months ended March 31, 2005, adjusted for the stock split.

Core earnings during the three months ended March 31, 2006 were supported by growth in net interest income, reflecting growth in the loan and leases receivable portfolio and in deposits. Key performance ratios, return on average assets and return on average equity were 2.0% and 24.1%, respectively, for the quarter ended March 31, 2006, compared to 1.7% and 20.4%, respectively, for the quarter ended March 31, 2005.

Interest Income. Interest income was $15.6 million for the three months ended March 31, 2006, compared to $11.7 million for the three months ended March 31, 2005. This increase is due to the increase in the volume of average interest-earning assets and market interest rates between the respective periods. Average interest-earning assets increased to $800.8 million for the three months ended March 31, 2006, from $693.0 million for the three months ended March 31, 2005, reflecting the growth in loans and leases receivable held for investment as previously discussed. The yield on average interest-earning assets was 7.8% for the three months ended March 31, 2006, compared to 6.8% for the three months ended March 31, 2005, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $5.2 million for the three months ended March 31, 2006, compared to $3.0 million for the three months ended March 31, 2005, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings increased to $775.8 million for the three months ended March 31, 2006, from $674.2 million for the three months ended March 31, 2005. The effective cost of average deposits and borrowings was 2.7% for the three months ended March 31, 2006, compared to 1.8% for the three months ended March 31, 2005.

Net Interest Income. Net interest income was $10.4 million for the three months ended March 31, 2006, compared to $8.8 million for the three months ended March 31, 2005. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 5.1% for the three months ended March 31, 2006, compared to 5.0% for the three months ended March 31, 2005. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.2% for the three months ended March 31, 2006, compared to 5.1% for the three months ended March 31, 2005.

Provision for Loan Losses. The Company's methodology for evaluating its allowance for loan and lease losses includes amounts specifically allocated to loans that are individually determined to be impaired, as well as general allowances allocated to groups of loans that have not been individually assessed for impairment.

The Bank recorded $346,000 of specific and no general provisions for loan losses in the three months ended March 31, 2006, compared to $338,000 of specific and $300,000 of general provisions recorded in the three months ended March 31, 2005.

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

To support the risk associated with its loan portfolio, the Bank had general and specific allowance for loan losses of $9.1 million and $429,000, respectively at March 31, 2006, compared to $9.1 million and $82,000, respectively, at December 31, 2005. The ratio of general and specific allowance for loan losses to loans and leases receivable, net of loans in process and deferred loan fees, was 1.3% at both March 31, 2006 and December 31, 2005.

Noninterest Income. Noninterest income was $2.2 million for the three months ended March 31, 2006, compared to $1.9 million for the three months ended March 31, 2005. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from sales of loans and mortgage-backed securities and other miscellaneous income.

Fees, service charges and insufficient funds fees collected were $1.7 million for the three months ended March 31, 2006, compared to $1.6 million for the three months ended March 31, 2005. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges. The Bank recorded $187,000 of gains from sales of loans during the three months ended March 31, 2006, compared to $94,000 during the three months ended March 31, 2005.

Noninterest Expense. Noninterest expenses were $5.4 million for the three months ended March 31, 2006, compared to $5.0 million for the three months ended March 31, 2005. The largest component of these expenses, compensation and fringe benefits, was $3.3 million for the three months ended March 31, 2006, compared to $3.0 million for the three months ended March 31, 2005. Fulltime equivalent employees were 266 at March 31, 2006 compared to 253 at March 31, 2005. This growth is due to additional personnel resulting from opening three new de novo full-service branch offices, a loan production office, and administrative staff required to support the increase in assets, loans and deposits, between the respective periods.

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

Income Taxes. Income tax expense was $2.7 million for the three months ended March 31, 2006, compared to $1.9 million for the three months ended March 31, 2005. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. Effective income tax rate was 38.8% for the three months ended March 31, 2006, compared to 38.5% for the three months ended March 31, 2005.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit
withdrawals,   fund  future  loan   commitments,   maintain   adequate   reserve
requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At March 31, 2006, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $125.8 million, compared to $110.0 million at December 31, 2005, representing 16.2% and 14.8% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at March 31, 2006 and December 31, 2005.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2005. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2006.

                                                                              Total Number
                                                                                of Shares
                                                                                Purchased         Maximum
                                                                               as Part of    Number of Shares
                                                 Total                          Publicly      that May Yet Be
                                               Number of       Average          Announced     Purchased Under
                                                Shares       Price Paid         Plans or       the Plans or
                   Period                      Purchased      per Share       Programs (1)     Programs (1)
                   ------                      ---------      ---------       ------------     ------------
              January 2006
              Beginning date: January 1          2,027         $35.39             2,027          316,9958
              Ending date: July 31

              February 2006
              Beginning date: February 1         1,011         $36.10             1,011           315,984
              Ending date: February 28

              March 2006
              Beginning date: March 1            8,882         $35.81             8,882           307,102
              Ending date: March 31

              ------------------------
              (1) Shares were purchased  pursuant to a stock repurchase  program announced on January 11, 2006. This repurchase program will expire on January 11, 2007.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not Applicable

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

      Number Title

      10.1 Employment Agreement between First South Bancorp, Inc., First South Bank and Thomas A. Vann, as amended, dated April 20, 2006

      10.12 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended, dated April 20, 2006

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


         FIRST SOUTH BANCORP, INC.


         /s/ William L. Wall                      /s/ Kristie W. Hawkins
         -----------------------------------      ----------------------
         William L. Wall                          Kristie W. Hawkins
         Executive Vice President                 Controller
         Chief Financial Officer                  Treasurer
         (Principal Financial Officer)            (Principal Accounting Officer)

         Date:    May 9, 2006                  Date:    May 9, 2006