Form 10-Q
period 2006-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2006-08-08
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer  X    Non-accelerated filer ___

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares of common stock outstanding as of August 7, 2006: 9,771,402

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of
             June 30, 2006 (unaudited) and December 31, 2005                  1

            Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 2006 and 2005 (unaudited)              2

            Consolidated Statement of Stockholders' Equity for the
             Six Months Ended June 30, 2006 (unaudited)                       3

            Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2006 and 2005 (unaudited)                         4

            Notes to Consolidated Financial Statements (unaudited)            5

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15

Item 4.     Controls and Procedures                                           16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3.     Defaults Upon Senior Securities                                   17

Item 4.     Submission of Matters to a Vote of Security Holders               17

Item 5.     Other Information                                                 17

Item 6.     Exhibits                                                          17

Signatures                                                                    18

Exhibits                                                                      19

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                       June 30      December 31
                                                          2006             2005
                                                 -------------    -------------
                           Assets                  (unaudited)


Cash and due from banks                          $  29,750,483    $  32,523,922
Interest-bearing deposits
 in financial institutions                             830,378          419,470
Investment securities - available for sale          46,108,167       41,827,690
Mortgage-backed securities - available for sale     36,096,681       20,639,067
Mortgage-backed securities - held for investment     1,838,461        2,063,310
Loans and leases receivable, net:
  Held for sale                                     12,754,275       10,845,783
  Held for investment                              737,509,718      698,083,024
Premises and equipment, net                          8,999,546        8,831,170
Real estate owned                                       67,489           13,886
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                       2,741,100        1,689,200
Accrued interest receivable                          4,847,494        4,288,600
Goodwill                                             4,218,576        4,218,576
Mortgage servicing rights                            1,432,787        1,402,085
Identifiable intangible assets                         243,660          259,380
Prepaid expenses and other assets                   11,141,787        7,128,671
                                                 -------------    -------------

          Total assets                           $ 898,580,602    $ 834,233,834
                                                 =============    =============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                         $ 246,939,081    $ 244,879,590
  Savings                                           22,058,824       21,509,653
  Large denomination certificates of deposit       168,449,962      153,954,109
  Other time                                       335,521,293      313,409,713
                                                 -------------    -------------
          Total deposits                           772,969,160      733,753,065
Borrowed money                                      29,736,176       11,787,528
Junior subordinated debentures                      10,310,000       10,310,000
Other liabilities                                   12,907,890       10,192,769
                                                 -------------    -------------
          Total liabilities                        825,923,226      766,043,362


  Common stock, $.01 par value, 25,000,000
   shares authorized; 11,254,222 and
   8,000,000 issued; 9,770,995 and 6,339,548
   shares outstanding, respectively                     97,710           63,395
  Additional paid-in capital                        38,370,518       37,624,894
  Retained earnings, substantially restricted       64,862,574       59,661,079
  Treasury stock at cost                           (29,216,894)     (28,787,979)
  Accumulated other comprehensive loss, net         (1,456,532)        (370,917)
                                                 -------------    -------------
           Total stockholders' equity               72,657,376       68,190,472
                                                 -------------    -------------

           Total liabilities and
             stockholders' equity                $ 898,580,602    $ 834,233,834
                                                 =============    =============

*     Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)


                                               Three Months Ended          Six Months Ended
                                                    June 30                    June 30
                                           ------------------------   -------------------------
                                              2006          2005          2006          2005
                                          -----------   -----------   -----------   -----------
Interest income:
  Interest and fees on loans              $15,670,559   $11,995,502   $30,283,718   $23,109,099
  Interest and dividends on
    investments and deposits                1,122,936       606,071     2,091,044     1,224,075
                                          -----------   -----------   -----------   -----------
           Total interest income           16,793,495    12,601,573    32,374,762    24,333,174

Interest expense:
  Interest on deposits                      5,608,152     3,343,150    10,456,391     6,081,422
  Interest on borrowings                      271,843        90,541       457,653       179,910
  Interest on junior subordinated notes       202,144       154,355       389,066       291,856
                                          -----------   -----------   -----------   -----------
           Total interest expense           6,082,139     3,588,046    11,303,110     6,553,188


Net interest income                        10,711,356     9,013,527    21,071,652    17,779,986
Provision for credit losses                   436,500       413,000       782,878     1,051,000
                                          -----------   -----------   -----------   -----------
           Net interest income after
            provision for credit losses    10,274,856     8,600,527    20,288,774    16,728,986
                                          -----------   -----------   -----------   -----------
Non-interest income:
  Fees and service charges                  1,703,624     1,417,437     3,229,981     2,799,819
  Loan servicing fees                         165,136       174,753       334,425       351,989
  Gain on sale of real estate, net              1,943        25,569         2,510        44,631
  Gain on sale of mortgage loans              116,524        68,768       303,908       162,421
  Other  income                               323,898       222,536       684,015       449,978
                                          -----------   -----------   -----------   -----------
           Total non-interest income        2,311,125     1,909,063     4,554,839     3,808,838
                                          -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and fringe benefits          3,337,276     3,076,993     6,657,212     6,031,531
  Federal insurance premiums                   23,205        22,020        47,112        44,045
  Premises and equipment                      447,803       456,610       882,134       882,259
  Advertising                                  44,872        50,668        77,341        99,716
  Payroll and other taxes                     398,225       281,373       723,578       576,516
  Data processing                             596,680       577,021     1,165,865     1,097,233
  Amortization of intangible assets            93,007        98,283       187,704       179,707
  Other                                       621,145       658,452     1,178,821     1,282,289
                                          -----------   -----------   -----------   -----------
           Total non-interest expense       5,562,213     5,221,420    10,919,767    10,193,296
                                          -----------   -----------   -----------   -----------

Income before income taxes                  7,023,768     5,288,170    13,923,846    10,344,528

Income taxes                                2,736,861     2,057,250     5,413,640     4,005,857
                                          -----------   -----------   -----------   -----------

Net income                                $ 4,286,907   $ 3,230,920   $ 8,510,206   $ 6,338,671
                                          ===========   ===========   ===========   ===========

Per share data: (*)
Basic earnings per share                  $      0.44   $      0.34   $      0.88   $      0.67
Diluted earnings per share                $      0.43   $      0.32   $      0.86   $      0.64
Dividends per share                       $      0.17   $      0.13   $      0.34   $      0.26
Weighted average shares-Basic               9,719,014     9,487,439     9,651,379     9,475,373
Weighted average shares-Diluted            10,010,945     9,988,640     9,945,445     9,947,730

(*)   Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006
(unaudited)

                                                                                                    Accumulated
                                                                 Retained                             Other
                                               Additional        Earnings,                         Comprehensive
                                   Common      Paid-in         Substantially       Treasury            Loss,
                                   Stock       Capital          Restricted           Stock             Net              Total
                                 ---------  ---------------   ---------------   ---------------   --------------   ---------------
Balance, December 31, 2005     $   63,395   $   37,624,894    $   59,661,079    $  (28,787,979)   $    (370,917)   $   68,190,472

Net income                                                         8,510,206                                            8,510,206

Three-for-two stock split,
  including fractional shares      32,542                            (41,207)                                              (8,665)

Other comprehensive
 loss, net of taxes                                                                                  (1,085,615)       (1,085,615)

Exercise of stock options           3,350       (5,422,602)                          5,901,896                            482,644

Tax benefit of
 stock options exercised                         3,806,331                                                              3,806,331

Shares traded
 to exercise options               (1,425)       2,303,620                          (5,771,475)                        (3,469,280)

Acquisition of treasury shares       (152)                                            (559,336)                          (559,488)

Stock based compensation                            58,275                                                                 58,275

Dividends ($0.34 per share)                                       (3,267,504)                                          (3,267,504)
                                 ---------    -------------     -------------     -------------     ------------    --------------

Balance, June 30, 2006         $   97,710   $   38,370,518    $   64,862,574    $  (29,216,894)   $  (1,456,532)   $   72,657,376
                                 =========    =============     =============     =============     ============    ==============

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                         Six Months Ended
                                                                             June 30
                                                                 ------------------------------
                                                                      2006            2005
                                                                 -------------    -------------

Operating activities
     Net income                                                  $   8,510,206    $   6,338,671
     Adjustments to reconcile net income to
      net cash provided (used)
      by operating activities:
           Provision for credit losses                                 782,878        1,051,000
           Depreciation                                                424,584          411,881
           Amortization of intangibles                                 187,704          179,707
           Accretion of discounts on securities, net                   (73,320)         (36,309)
           Gain on disposal of premises and equipment                      119           25,629
           Gain on disposal of real estate owned                        (2,510)         (44,631)
           Gain on loans held for sale                                (303,908)        (162,421)
           Stock based compensation expense                             58,275               --
           Originations of loans held for sale, net                (19,055,565)     (11,865,863)
           Proceeds from sale of loans held for sale                   247,756       11,047,767
           Other operating activities                                2,053,135        2,294,509
                                                                 -------------    -------------
              Net cash provided (used) by operating activities      (7,170,646)       9,239,940
                                                                 -------------    -------------
Investing activities:
     Proceeds from maturities of
       investment securities available for sale                      5,050,000       11,000,000
     Purchases of investment securities available for sale         (10,000,000)     (13,000,000)
     Proceeds from principal repayments and sales of
       mortgage-backed securities available for sale                   703,832          752,912
     Proceeds from principal repayments
       of mortgage-backed held for investment                          224,849          213,666
     Originations of loans held
       for investment, net of principal repayments                 (40,263,175)     (56,688,351)
     Proceeds from disposal of premises and equipment                    8,557          737,135
     Proceeds from disposal of real estate owned                         2,510          353,138
     Sale (purchase) of FHLB stock                                  (1,051,900)         293,500
     Purchase of premises and equipment                               (601,636)      (2,097,611)
     Repayment of note receivable                                           --           49,903
                                                                 -------------    -------------
              Net cash used in investing activities                (45,926,963)     (58,385,708)
                                                                 -------------    -------------
Financing activities:
     Net increase in deposit accounts                               39,216,095       71,030,740
     Proceeds from FHLB borrowings                                 146,350,000      109,000,000
     Repayments of FHLB borrowings                                (127,900,000)    (119,500,000)
     Purchase of treasury shares                                      (559,488)         (10,013)
     Proceeds from exercise of stock options                           819,695          852,164
     Tax benefit from the
      exercise of nonqualified stock options                        (3,806,331)              --
     Cash paid for dividends and fractional shares                  (2,883,541)      (2,334,810)
     Net change in repurchase agreements                              (501,352)       2,096,822
                                                                 -------------    -------------
              Net cash provided by financing activities             50,735,078       61,134,903
                                                                 -------------    -------------

Increase (decrease) in cash and cash equivalents                    (2,362,531)      11,989,135

Cash and cash equivalents, beginning of period                      32,943,392       20,938,348
                                                                 -------------    -------------

Cash and cash equivalents, end of period                         $  30,580,861    $  32,927,483
                                                                 =============    =============

Supplemental disclosures:
     Real estate acquired in settlement of loans                 $      53,603    $     766,099
     Exchange of loans for mortgage-backed securities               17,203,225               --
     Dividends declared, not paid                                $   1,661,069    $   1,265,908

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

Note 2. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

Note 3. Earnings Per Share. Basic and diluted earnings per share for the three and six month periods ended June 30, 2006 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan. For the three months and six ended June 30, 2006, there were 1,500 and 4,500 stock options, respectively, compared to none for the three months ended June 30, 2005 and 15,000 for the six months ended June 30, 2005, that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the respective three and six month periods ended June 30, 2006 and 2005.

Note 4. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and the reserve for unfunded loan commitments, is summarized as follows:

                               Allowance      Reserve for      Allowance
                              for Loan and     Unfunded       for Credit
                              Lease Losses    Commitments       Losses
                               -----------    -----------    -----------
Balance at December 31, 2005   $ 8,113,416    $ 1,108,889    $ 9,222,305
Provision for credit losses        881,652        (98,774)       782,878
Loans and leases charged-off      (168,164)            --       (168,164)
Loans and leases recovered          63,745             --         63,745
                               -----------    -----------    -----------
Net (charge-offs)/recoveries   $  (104,419)   $        --    $  (104,419)
                                              -----------    -----------
Balance at June 30, 2006       $ 8,890,649    $ 1,010,115    $ 9,900,764
                               ===========    ===========    ===========

                                                           June 30, December 31,
Allowance for Credit Losses Ratios:                         2006        2005
                                                          --------    --------
Allowances for loan and lease losses/total loans            1.17%       1.13%
Reserve for unfunded loan commitments/unfunded commitments  0.57%       0.60%

Note 5. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2006 and 2005 is as follows:

                                     Three Months                    Six Months
                                     Ended June 30,                Ended June 30,
                                 2006            2005           2006           2005
                              -----------    -----------    -----------    -----------
Net income                    $ 4,286,907    $ 3,230,920    $ 8,510,206    $ 6,338,671
Reclassification of gain on
  sale of securities                   --             --             --             --
Losses unrealized, net
  of income taxes                (613,224)       (44,181)    (1,085,615)      (403,529)
                              -----------    -----------    -----------    -----------
Other comprehensive loss         (613,224)       (44,181)    (1,085,615)      (403,529)
                              -----------    -----------    -----------    -----------
Comprehensive income          $ 3,673,683    $ 3,186,739    $ 7,424,591    $ 5,635,142
                              ===========    ===========    ===========    ===========

Note 6. Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the Financial Accounting Standards Board ("FASB") in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. The Plan reserved 2,212,113 shares for grant within ten years of the effective date. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of option activity under the Plan as of June 30, 2006, and changes during the three and six month periods ended June 30, 2006 is presented below:

                                                                       Aggregate
                                       Options    Options              Intrinsic
   Three Months Ended June 30, 2006:   Available  Outstanding Price    Value
   ---------------------------------   ---------  ----------  ------   --------

      Outstanding at March 31, 2006    1,002,777     936,889  $ 7.58
      Granted                             (7,500)      7,500  $26.60
      Forfeited                               --          --  $   --
      Exercised                                     (377,389) $ 5.59
                                                   ---------  ------
        Outstanding at June 30, 2006     995,277     567,000  $ 9.15 $14,220,360
                                       =========   =========         ===========
Vested and Exercisable
  at June 30, 2006                                   499,375  $ 7.77 $13,213,463
                                                   =========         ===========

                                                                       Aggregate
                                       Options    Options              Intrinsic
   Six Months Ended June 30, 2006:     Available  Outstanding Price    Value
   -------------------------------     ---------  ----------  ------   ---------
      Outstanding at December 31, 2005 1,003,977   1,055,653  $ 7.34
      Granted                            (10,500)     10,500  $26.06
      Forfeited                            1,800      (1,800) $23.45
      Exercised                                     (497,353) $ 5.60
                                       ---------   ---------
        Outstanding at June 30, 2006     995,277     567,000  $ 9.15 $14,220,360
                                       =========   =========         ===========

A summary of nonvested option shares as of June 30, 2006, and changes during the three and six month periods ended June 30, 2006 is presented below:

   Three Months Ended June 30, 2006:     Shares      Price
   ---------------------------------    --------    --------

      Nonvested at March 31, 2006         73,125    $  18.43
      Granted                              7,500    $  26.60
      Forfeited                                -    $      -
      Vested                             (13,000)   $  18.33
                                        --------
        Nonvested at June 30, 2006        67,625    $  19.36
                                        ========

   Six Months Ended June 30, 2006:       Shares      Price
   -------------------------------      --------    --------
      Nonvested at December 31, 2005      75,300    $  18.22
      Granted                             10,500    $  26.06
      Forfeited                           (1,800)   $  23.45
      Vested                             (16,375)   $  17.98
                                        --------
        Nonvested at June 30, 2006        67,625    $  19.36
                                        ========

The weighted-average fair value of options granted during the three and six months ended June 30, 2006 was $5.11 and $5.05, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and six months ended June 30, 2006: dividend growth rate of 17%; expected volatility of 21.9%; risk-free interest rates ranging from 4.36% to 5.06%; and expected lives of 6 years.

As of June 30, 2006, there was $177,464 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized the next
4.5 years.

The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $8,318,181 and $10,451,460, compared to intrinsic value of $101,929 and $1,173,833 for options exercised during the three months ended June 30, 2005.

The amount of cash received and value of shares tendered for payment of option exercises for the three and six months ended June 30, 2006 was $2,109,844 and $2,786,141, compared to $149,570 and $732,286 for the three and six months ended June 30, 2005. The tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements totaled $3,075,694 and $3,806,332 for the three and six months ended June 30, 2006, compared to $44,515 and $379,039 for the three and six months ended June 30, 2005.

The following table summarizes additional information about the Company's outstanding options and exercisable options as of June 30, 2006, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price ("Price"):

                                           Outstanding                          Exercisable
Range of Exercise Price       Shares          Life           Price          Shares          Price
------------------------   ------------   ------------   ------------   -------------   ---------
   $5.41 - 5.50                 347,380           1.78   $       5.41         347,380   $       5.41
   $6.87 - 10.37                 58,730           4.98   $       8.40          58,730   $       8.40
   $14.97 - 16.61                94,140           6.91   $      15.67          73,140   $      15.72
   $16.77 - 29.28                66,750           8.96   $      20.12          20,125   $      17.85
                              ---------                                     ---------
                                567,000           3.81   $       9.15         499,375   $       7.77
                              =========                                     =========

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the three months ended June 30, 2006 are $33,676 and $30,823 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings and diluted earnings per share for the three months ended June30, 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting SFAS 123R the Company's income before income taxes and net income for the six months ended June 30, 2006 are $58,275 and $52,569 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basis earnings per share for the six months ended June 30, 2006 are the same and diluted earnings per share are $.01 lower than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year earlier period:

Three Months Ended June 30, 2005                    As Reported       Pro Forma
--------------------------------                    -----------      ----------
Net income attributable to common shareholders       $3,230,920      $3,206,898
Stock based compensation, net of tax effect          $       --      $   24,022
Net income per share - basic                         $      .34      $      .34
Net income per share - diluted                       $      .32      $      .32


Six Months Ended June 30, 2005                      As Reported      Pro Forma
------------------------------                      -----------      ----------
Net income attributable to common shareholders       $6,338,671      $6,295,393
Stock based compensation, net of tax effect          $       --      $   43,278
Net income per share - basic                         $      .67      $      .66
Net income per share - diluted                       $      .64      $      .63

Note 7. Reclassifications. Certain amounts reported in the Consolidated Statements of Financial Condition as of December 31, 2005 have been reclassified to conform with the presentation for the period ended June 30, 2006. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

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

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "FSBK".

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased to $898.6 million at June 30, 2006 from $834.2 million at December 31, 2005, reflecting a 15.4% annualized growth rate. Earning assets increased to $837.9 million at June 30, 2006 from $775.6 million at December 31, 2005, reflecting growth of the loan and leases receivable portfolio, as further discussed below. Earning assets were 93.2% of total assets at June 30, 2006 compared to 93.0% at December 31, 2005.

Interest-bearing overnight deposits in financial institutions were $830,000 at June 30, 2006, compared to $419,000 at December 31, 2005. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $82.2 million at June 30, 2006 and $62.5 million at December 31, 2005. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during both the three and six months ended June 30, 2006 and 2005. $17.2 million of mortgage loans were securitized into mortgage-backed securities the three and six months ended June 30, 2006, compared to no mortgage loans securitized during the three and six months ended June 30, 2005. Mortgage-backed securities held for investment were $1.8 million at June 30, 2006, compared to $2.1 million at December 31, 2005.

Loans held for sale were $12.8 million at June 30, 2006 and $10.8 million at December 31, 2005. The sale of loans held for sale were $248,000 for both the three and six months ended June 30, 2006, compared to $4.3 million and $11.0 million sold during the three and six months ended June 30, 2005, reflecting a slow down in origination and refinancing volumes due to the recent rise in interest rates. In addition, during 2006 the Bank implemented a strategy to hold current held for sale mortgage loan originations for the possible securitization in to available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment increased to $737.5 million at June 30, 2006 from $698.1 million at December 31, 2005, reflecting an 11.3% annualized net growth rate during the period. This growth reflects the Bank's increased focus on growth and development of its commercial loan, consumer loan and leases receivable portfolio.

Deposits increased to $773.0 million at June 30, 2006 from $733.8 million at December 31, 2005. Checking accounts were $246.9 million at June 30, 2006 compared to $244.9 million at December 31, 2005, reflecting the Bank's efforts to maintain consistent levels of lower costing core deposits. Time deposits increased to $504.0 million at June 30, 2006 from $467.4 million at December 31, 2005, as investors have begun to transfer funds into higher yielding time deposits due to the recent rise in interest rates.

FHLB advances and junior subordinated debentures, used primarily to fund loan originations and general banking operations, were $34.3 million at June 30, 2006 and $15.8 million at December 31, 2005. Borrowings in the form of repurchase agreements were $5.8 million at June 30, 2006 compared to $6.3 million at December 31, 2005. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $72.7 million at June 30, 2006, compared to $68.2 million at December 31, 2005. See "Consolidated Statements of Stockholders' Equity" for additional information. At June 30, 2006, the Company's equity to assets ratio was 8.1%, compared to 8.2% at December 31, 2005, primarily reflecting earnings growth, net of dividend payments, and the growth in earning assets.

Accumulated other comprehensive loss was $1.5 million at June 30, 2006 compared to $371,000 at December 31, 2005, reflecting a decline in the net market value of the investment portfolio resulting from the rise in interest rates, as previously discussed. See "Note 5. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $75.2 million at June 30, 2006, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All current year and prior period share and per share data has been adjusted to reflect the stock split.

On June 22, 2006, the Company declared a cash dividend of $0.17 per share, payable July 28, 2006 to stockholders of record as of July 6, 2006. This dividend payment represents a payout ratio of 38.6% of the basic earnings per share for the quarter ended June 30, 2006, and is the Company's thirty-seventh consecutive quarterly cash dividend.

During the three and six months ended June 30, 2006, the Company acquired 3,233 and 15,209 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2006, 1,483,227 treasury shares were held totaling $29.2 million, compared to 1,660,452 treasury shares totaling $28.8 million held at December 31, 2005.

During the three and six months ended June 30, 2006, 377,389 and 497,353 shares, respectively, were issued as a result of the exercise of stock options, compared to 12,000 and 110,273 shares, respectively, issued during the three and six months ended June 30, 2005. In addition, during the three and six months ended June 30, 2006, 129,461 and 142,535 shares, respectively, were tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 8,272 tendered during both the three and six months ended June 30, 2005.

Comparison of Operating Results - Three and Six Months Ended June 30, 2006 and 2005

General. Net income for the three and six months ended June 30, 2006 was $4.3 million and $8.5 million, respectively, compared to $3.2 million and $6.3 million for the three and six months ended June 30, 2005. Basic earnings per share were $0.44 and $0.88 per share for the three and six months ended June 30, 2006, compared to $0.34 and $0.67 per share for the three and six months ended June 30, 2005. Diluted earnings per share were $0.43 and $0.86 for the three and six month ended June 30, 2006, compared to $0.32 and $0.64 per share for the three and six months ended June 30, 2005.

Core earnings during the three and six months ended June 30, 2006 were supported by strength of the net interest income, reflecting growth in the net loan and leases receivable portfolio and in deposits

Interest Income. Interest income was $16.8 million and $32.4 million for the three and six months ended June 30, 2006, compared to $12.6 million and $24.3 million for the three and six months ended June 30, 2005. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $831.6 million and $816.6 million for the three and six months ended June 30, 2006, compared to $725.6 million and $708.5 million for the three and six months ended June 30, 2005, reflecting the growth in loans and leases receivable held for investment as previously discussed. The yield on average interest-earning assets was 8.1% and 7.9% for the three and six months ended June 30, 2006, compared to 6.9% for both the three and six months ended June 30, 2005, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $6.1 million and $11.3 million for the three and six months ended June 30, 2006, compared to $3.6 million and $6.6 million for the three and six months ended June 30, 2005, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $803.4 million and $789.8 million for the three and six months ended June 30, 2006, compared to $708.1 million and $690.6 million for the three and six months ended June 30, 2005. The effective cost of average deposits and borrowings was 3.0% and 2.9% for the three and six months ended June 30, 2006, compared to 2.0% and 1.9% for the three and six months ended June 30, 2005.

Net Interest Income. Net interest income was $10.7 million and $21.1 million for the three and six months ended June 30, 2006, compared to $9.0 million and $17.8 million for the three and six months ended June 30, 2005. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 5.1% for both the three and six months ended June 30, 2006, compared to 4.9% and 5.0% for the three and six months ended June 30, 2005. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.2% for both the three and six months ended June 30, 2006, compared to 5.0% for both the three and six months ended June 30, 2005.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $377,000 of general provisions for credit losses in both the three and six months ended June 30, 2006, compared to $413,000 and $1.1 million of general provisions recorded in the three and six months ended June 30, 2005. The Bank recorded $60,000 and $406,000 of specific provisions for loan losses in the three and six months ended June 30, 2006, compared to no specific provisions recorded in the three months ended June 30, 2005 and $338, 000 of specific provisions in the six months ended June 30, 2005.

Allowance for Loan and Lease Losses and Reserve for Unfunded Loan Commitments. The Bank maintains both general and specific allowances for loan and lease losses and a reserve for unfunded loan commitments at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses and reserve for unfunded loan commitments that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for loan and lease losses and the reserve for unfunded loan commitments.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for loan and lease losses and reserve for unfunded loan commitments. The factors supporting the allowances for loan and lease losses and the reserve for unfunded loan commitments do not diminish the fact that the entire allowances for loan and lease losses and the reserve for unfunded loan commitments are available to absorb losses in the loan and leases portfolio and the related loan commitment portfolio, respectively. The Bank's principal focus is on the adequacy of the total allowances for loan and lease losses and the reserve for unfunded loan commitments.

The Bank's general and specific allowances for loan and leases losses were $8.5 million at June 30, 2006, compared to $8.0 million at December 31, 2005. The reserve for unfunded loan commitments was $1.0 million at June 30, 2006, compared to $1.1 million at December 31, 2005. The ratio of general and specific allowances for loan and lease losses to loans and leases, net of loans-in-process and deferred loan fees, was 1.2% at June 30, 2006 and 1.1% at December 31, 2005. The ratio of the reserve for unfunded loan commitments to unfunded loan commitments was .6% at both June 30, 2006 and December 31, 2005. See "Note 4. Allowance for Credit Losses" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

Noninterest Income. Noninterest income was $2.3 million and $4.6 million for the three and six months ended June 30, 2006, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2005. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.7 million and $3.2 million for the three and six months ended June 30, 2006, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2005. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges. The Bank recorded $117,000 and $304,000 of gains from sales of loans during the three and six months ended June 30, 2006, compared to $69,000 and $162,000 during the three and six months ended June 30, 2005, reflecting the Bank's strategy to sell certain fixed-rate residential mortgage loans in order to protect itself from potential interest rate risk exposure due to rising interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.6 million and $10.9 million for the three and six months ended June 30, 2006, compared to $5.2 million and $10.2 million for the three and six months ended June 30, 2005. The largest component of these expenses, compensation and fringe benefits, was $3.3 million and $6.7 million for the three and six months ended June 30, 2006, compared to $3.1 million and $6.0 million for the three and six months ended June 30, 2005. Fulltime equivalent employees were 274 at June 30, 2006 compared to 261 at June 30, 2005. This growth is due to additional personnel resulting from opening a new full-service branch office and administrative staff required to support the increase in assets, loans and deposits as previously discussed.

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

Income Taxes. Income tax expense was $2.7 million and $5.4 million for the three and six months ended June 30, 2006, compared to $2.1 million and $4.0 million for the three and six months ended June 30, 2005. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 39.0% and 38.9% for the three and six months ended June 30, 2006, compared to 38.9% and 38.7% for the three and six months ended June 30, 2005.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit
withdrawals,   fund  future  loan   commitments,   maintain   adequate   reserve
requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At June 30, 2006, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $130.1 million, compared to $110.0 million at December 31, 2005, representing 16.7% and 14.8% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2006 and December 31, 2005.

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

Loans Impairment, Allowance for Loan and Lease Losses and Reserve for Unfunded Loan Commitments. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The Bank uses several factors in determining if a loan or lease is impaired. The internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

The allowance for loan and lease losses and the reserve for unfunded loan commitments are increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments is based on the Bank's past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance for loan and lease losses and the reserve for unfunded loan commitments in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowance for loan and lease losses and reserve for unfunded loan commitments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2006.

                                                  Total Number
                                                    of Shares
                                                    Purchased       Maximum
                                                   as Part of  Number of Shares
                           Total                    Publicly    that May Yet Be
                         Number of     Average      Announced   Purchased Under
                          Shares     Price Paid     Plans or     the Plans or
     Period              Purchased    per Share   Programs (1)   Programs (1)
     ------              ---------    ---------   ------------   ------------

April 2006
Beginning date: April 1    1,708       $40.13         1,708        305,394
Ending date: April 30

May 2006
Beginning date: May 1      1,500       $41.29         1,500         303,894
Ending date: May 31

June 2006
Beginning date: June 1      25         $29.82          25           303,869
Ending date: June 30
--------------------
(1) Shares were purchased pursuant to a stock repurchase program announced on January 11, 2006. This repurchase program will expire on January 11, 2007.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Stockholders held on May 26, 2005, the election of two directors was submitted to a vote of stockholders with the following results:

Name                          For             Withheld
-----                      ---------          ---------
Three-year terms:
Frederick N. Holscher      5,512,124            18,072
Frederick H. Howdy         5,520,010            10,186

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

 Number  Title
  31.1   Rule 13a-14(a) Certification of Chief Executive Officer
  31.2   Rule 13a-14(a) Certification of Chief Financial Officer
  32     Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.


/s/ William L. Wall                         /s/ Kristie W. Hawkins
-----------------------------               ----------------------------
William L. Wall                             Kristie W. Hawkins
Executive Vice President                    Controller
Chief Financial Officer                     Treasurer
(Principal Financial Officer)               (Principal Accounting Officer)

Date: August 7, 2006                        Date: August 7, 2006