Form 10-Q
period 2006-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2006-11-07
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Number of shares of common stock outstanding as of November 3, 2006: 9,777,017

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE
Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of September 30, 2006
             (unaudited) and December 31, 2005                                                      1

            Consolidated Statements of Operations for the Three and Nine Months Ended
            September 30, 2006 and 2005 (unaudited)                                                 2

            Consolidated Statement of Stockholders' Equity for the Nine Months Ended
            September 30, 2006 (unaudited)                                                          3

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2006 and 2005 (unaudited)                                                 4

            Notes to Consolidated Financial Statements (unaudited)                                  5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                             18

Item 4.     Controls and Procedures                                                                18

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                      19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                            19

Item 3.     Defaults Upon Senior Securities                                                        19

Item 4.     Submission of Matters to a Vote of Security Holders                                    19

Item 5.     Other Information                                                                      19

Item 6.     Exhibits                                                                               19

Signatures                                                                                         20

Exhibits                                                                                           21

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                               September 30       December 31
                                                                                       2006              2005
                                                                               -------------    -------------
                                            Assets                             (unaudited)


Cash and due from banks                                                        $  28,743,822    $  32,523,922
Interest-bearing deposits in financial institutions                                  407,057          419,470
Investment securities - available for sale                                        56,462,644       41,827,690
Mortgage-backed securities - available for sale                                   35,973,138       20,639,067
Mortgage-backed securities - held for investment                                   1,745,392        2,063,310
Loans and leases receivable, net:
  Held for sale                                                                   22,523,128       10,845,783
  Held for investment                                                            739,496,675      698,083,024
Premises and equipment, net                                                        8,665,223        8,831,170
Real estate owned                                                                  1,005,670           13,886
Federal Home Loan Bank of Atlanta stock, at cost
     which approximates market                                                     2,077,300        1,689,200
Accrued interest receivable                                                        5,675,295        4,288,600
Goodwill                                                                           4,218,576        4,218,576
Mortgage servicing rights                                                          1,349,111        1,402,085
Identifiable intangible assets                                                       235,800          259,380
Prepaid expenses and other assets                                                  8,335,473        7,128,671
                                                                               -------------    -------------

          Total assets                                                         $ 916,914,304    $ 834,233,834
                                                                               =============    =============

Liabilities and Stockholders' Equity

 Deposits:
  Demand                                                                       $ 258,388,391    $ 244,879,590
  Savings                                                                         20,086,541       21,509,653
  Large denomination certificates of deposit                                     180,895,268      153,954,109
  Other time                                                                     344,142,022      313,409,713
                                                                               -------------    -------------
          Total deposits                                                         803,512,222      733,753,065
Borrowed money                                                                    15,396,635       11,787,528
Junior subordinated debentures                                                    10,310,000       10,310,000
Other liabilities                                                                 11,420,295       10,192,769
                                                                               -------------    -------------
          Total liabilities                                                      840,639,152      766,043,362


  Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 and
  8,000,000 issued; 9,784,799 and 6,339,548
  shares outstanding, respectively                                                    97,848           63,395
  Additional paid-in capital                                                      38,251,441       37,624,894
  Retained earnings, substantially restricted                                     67,516,171       59,661,079
  Treasury stock at cost                                                         (28,963,476)     (28,787,979)
  Accumulated other comprehensive loss, net                                         (626,832)        (370,917)
                                                                               -------------    -------------
           Total stockholders' equity                                             76,275,152       68,190,472
                                                                               -------------    -------------


           Total liabilities and stockholders' equity                          $ 916,914,304    $ 834,233,834
                                                                               =============    =============


 *Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30                 September 30
                                                                    -------------------------   -------------------------
                                                                           2006          2005          2006          2005
                                                                    -----------   -----------   -----------   -----------
Interest income:
  Interest and fees on loans                                        $16,343,405   $13,141,783   $46,627,123   $36,250,881
  Interest and dividends on investments and deposits                  1,184,504       769,736     3,275,549     1,993,812
                                                                    -----------   -----------   -----------   -----------
           Total interest income                                     17,527,909    13,911,519    49,902,672    38,244,693

Interest expense:
  Interest on deposits                                                6,401,150     4,135,826    16,857,542    10,217,249
  Interest on borrowings                                                343,224        49,393       800,877       229,304
  Interest on junior subordinated notes                                 215,913       164,578       604,979       456,433
                                                                    -----------   -----------   -----------   -----------
           Total interest expense                                     6,960,287     4,349,797    18,263,398    10,902,986


Net interest income                                                  10,567,622     9,561,722    31,639,274    27,341,707
Provision for credit losses                                             150,000       394,197       932,878     1,445,197
                                                                    -----------   -----------   -----------   -----------
           Net  interest income after provision for credit losses    10,417,622     9,167,525    30,706,396    25,896,510
                                                                    -----------   -----------   -----------   -----------

Non-interest income:
  Fees and service charges                                            1,765,863     1,644,174     4,995,844     4,443,993
  Loan servicing fees                                                   166,898       170,094       501,323       522,083
  Gain on sale of real estate, net                                        2,314       137,619         4,825       182,251
  Gain on sale of mortgage loans                                         11,453        37,750       315,361       200,171
  Other  income                                                         570,020       275,226     1,251,635       725,204
                                                                    -----------   -----------   -----------   -----------
           Total non-interest income                                  2,516,548     2,264,863     7,068,988     6,073,702
                                                                    -----------   -----------   -----------   -----------


Non-interest expense:
  Compensation and fringe benefits                                    3,440,189     3,239,770    10,097,401     9,271,301
  Federal insurance premiums                                             24,109        22,248        71,221        66,293
  Premises and equipment                                                449,374       448,947     1,331,508     1,331,206
  Advertising                                                           104,640        48,056       181,981       147,772
  Payroll and other taxes                                               289,594       279,243     1,013,172       855,759
  Data processing                                                       599,612       594,560     1,765,477     1,691,793
  Amortization of intangible assets                                      93,784       127,258       281,488       306,965
  Other                                                                 756,655       671,585     1,933,077     1,953,874
                                                                    -----------   -----------   -----------   -----------
           Total non-interest expense                                 5,757,957     5,431,667    16,675,325    15,624,963
                                                                    -----------   -----------   -----------   -----------

Income before income taxes                                            7,176,213     6,000,721    21,100,059    16,345,249

Income taxes                                                          2,859,200     2,326,359     8,272,840     6,332,216
                                                                    -----------   -----------   -----------   -----------

Net income                                                          $ 4,317,013   $ 3,674,362   $12,827,219   $10,013,033
                                                                    ===========   ===========   ===========   ===========


Per share data: (*)
Basic earnings per share                                            $      0.44   $      0.39   $      1.32   $      1.06
Diluted earnings per share                                          $      0.43   $      0.37   $      1.29   $      1.00
Dividends per share                                                 $      0.17   $      0.13   $      0.51   $      0.39
Weighted average shares-Basic                                         9,776,933     9,421,101     9,693,010     9,476,055
Weighted average shares-Diluted                                      10,070,678     9,930,546     9,981,253     9,966,906

(*) Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

                                                                                                Accumulated
                                                                    Retained                       Other
                                                   Additional      Earnings,                   Comprehensive
                                      Common        Paid-in      Substantially    Treasury        Loss,
                                      Stock         Capital        Restricted       Stock          Net         Total
                                    ----------   ------------    ------------   ------------    ----------    ------------
Balance, December 31, 2005          $   63,395   $ 37,624,894    $ 59,661,079   $(28,787,979)   $ (370,917)   $ 68,190,472

Net income                                                         12,827,219                                   12,827,219

Three-for-two stock split,
  including fractional shares           32,542                        (41,207)                                      (8,665)

Other comprehensive loss, net of
taxes                                                                                             (255,915)       (255,915)

Exercise of stock options                3,503     (5,586,475)                     6,203,035                       620,063

Tax benefit of stock options
  exercised                                         3,816,303                                                    3,816,303

Shares traded to exercise options       (1,425)     2,303,619                     (5,771,475)                   (3,469,281)

Acquisition of treasury shares            (167)                                     (607,057)                     (607,224)

Stock based compensation                               93,100                                                       93,100

Dividends ($0.51 per share)                                        (4,930,920)                                  (4,930,920)
                                    ----------   ------------    ------------   ------------    ----------    ------------

Balance, September 30, 2006         $   97,848   $ 38,251,441    $ 67,516,171   $(28,963,476)   $ (626,832)   $ 76,275,152
                                    ==========   ============    ============   ============    ==========    ============

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of
Cash Flows
(unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                    ------------------------------
                                                                                        2006              2005
                                                                                    -------------    -------------
Operating activities
    Net income                                                                      $  12,827,219    $  10,013,033
    Adjustments to reconcile net income to net cash used by operating activities:
        Provision for credit losses                                                       932,878        1,445,197
        Depreciation                                                                      636,054          625,361
        Amortization of intangibles                                                       281,488          306,965
        Accretion of discounts on securities, net                                          66,375          (64,707)
        Gain on disposal of premises and equipment                                       (147,619)          40,639
        Gain on disposal of real estate owned                                              (4,825)        (182,251)
        Gain on loans held for sale                                                      (315,361)        (200,171)
        Stock based compensation expense                                                   93,100               --
        Originations of loans held for sale, net                                      (29,220,714)     (28,284,418)
        Proceeds from sale of loans held for sale                                         655,505       12,686,114
        Other operating activities                                                     (1,787,908)       2,499,800
                                                                                    -------------    -------------
          Net cash used by operating activities                                       (15,983,808)      (1,114,438)
                                                                                    -------------    -------------
Investing activities:
   Proceeds from maturities of investment securities available for sale                10,050,000       16,000,000
   Purchases of investment securities available for sale                              (25,000,000)     (27,000,000)
   Proceeds from principal repayments and sales of mortgage-backed
        securities available for sale                                                   1,683,407        1,165,565
   Proceeds from principal repayments of mortgage-backed held for investment              317,918          341,055
   Originations of loans held for investment, net of principal repayments             (43,391,916)     (63,393,044)
   Proceeds from disposal of premises and equipment                                       332,145          900,148
   Proceeds from disposal of real estate owned                                             58,428          982,418
   Sale (purchase) of FHLB stock                                                         (388,100)         293,500
   Purchase of premises and equipment                                                    (654,633)      (2,167,452)
   Repayment of note receivable                                                                --        1,156,557
                                                                                    -------------    -------------
          Net cash used in investing activities                                       (56,992,751)     (71,721,253)
                                                                                    -------------    -------------
Financing activities:
   Net increase in deposit accounts                                                    69,759,157      102,814,171
   Proceeds from FHLB borrowings                                                      228,040,000      109,000,000
   Repayments of FHLB borrowings                                                     (226,340,000)    (119,500,000)
   Purchase of treasury shares                                                           (607,224)         (25,435)
   Proceeds from exercise of stock options, net of tax benefit                            967,085        1,018,220
   Cash paid for dividends and fractional shares                                       (4,544,079)      (3,600,717)
   Net change in repurchase agreements                                                  1,909,107        1,722,667
                                                                                    -------------    -------------
           Net cash provided by financing activities                                   69,184,046       91,428,906
                                                                                    -------------    -------------
Increase (decrease) in cash and cash equivalents                                       (3,792,513)      18,593,215

Cash and cash equivalents, beginning of period                                         32,943,392       20,938,348
                                                                                    -------------    -------------
Cash and cash equivalents, end of period                                            $  29,150,879    $  39,531,563
                                                                                    =============    =============


Supplemental disclosures:
   Real estate acquired in settlement of loans                                      $   1,045,387    $     793,184
   Exchange of loans for mortgage-backed securities                                    17,203,225               --
   Dividends declared, not paid                                                     $   1,663,416    $   1,267,131


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the "Company") are presented on a consolidated basis with those of First South Bank (the "Bank"). The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

Note 2. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All current and prior period share and per share data has been adjusted to reflect the stock split.

Note 3. Earnings Per Share. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan. For the three and nine months ended September 30, 2006, there were 7,250 and 9,750 stock options, respectively, compared to 1,200 for both the three and nine months ended September 30, 2005, that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the respective three and nine month periods ended September 30, 2006 and 2005.

Note 4. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and the reserve for unfunded loan commitments, is summarized as follows:

                                Allowance       Reserve for      Allowance
                                for Loan and    Unfunded         for Credit
                                Lease Losses    Commitments      Losses
                                ------------    ------------    ------------
Balance at December 31, 2005    $  8,113,416    $  1,108,889    $  9,222,305
Provision for credit losses        1,150,405        (217,527)        932,878
Loans and leases charged-off        (182,313)             --        (182,313)
Loans and leases recovered            92,421              --          92,421
                                ------------    ------------    ------------
Net (charge-offs)/recoveries    $    (89,892)   $         --    $    (89,892)
                                                ------------    ------------
Balance at September 30, 2006   $  9,173,929    $    891,362    $ 10,065,291
                                ============    ============    ============

                                                               September 30,  December 31,
Allowance for Credit Losses Ratios:                                2006         2005
                                                                   ----         ----
Allowances for loan and lease losses/total loans                   1.19%        1.13%
Reserve for unfunded loan commitments/unfunded commitments         0.52%        0.60%

Note 5. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

                                          Three Months Ended           Nine months Ended
                                            September 30,                 September 30,
                                       2006           2005            2006             2005
                                    ------------   ------------    ------------    ------------
Net income                          $  4,317,013   $  3,674,362    $ 12,827,219    $ 10,013,033
Reclassification of gain on
  sale of securities                          --             --              --              --
Gains (losses) unrealized, net
  of income taxes                        829,700       (323,424)       (255,915)       (726,953)
                                    ------------   ------------    ------------    ------------
Other comprehensive income (loss)        829,700       (323,424)       (255,915)       (726,953)
                                    ------------   ------------    ------------    ------------
Comprehensive income                $  5,146,713   $  3,350,938    $ 12,571,304    $  9,286,080
                                    ============   ============    ============    ============

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

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. At September 30, 2006, the Plan includes 559,963 granted unexercised shares and 987,027 shares available to be granted. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of option activity under the Plan as of September 30, 2006, and changes during the three and nine month periods ended September 30, 2006 is presented below:

                                                                                         Aggregate
                                                 Options       Options                   Intrinsic
Three Months Ended September 30, 2006:          Available   Outstanding      Price       Value
--------------------------------------          ---------    ---------     ---------     --------
   Outstanding at June 30, 2006                 995,277       567,000      $    9.15
   Granted                                       (8,250)        8,250      $   32.87
   Forfeited                                         --            --      $   --
   Exercised                                                  (15,287)     $    8.99
                                                            ---------      ---------
     Outstanding at September 30, 2006          987,027       559,963      $    9.51      $ 11,805,598
                                                ========    =========                     ============

Vested and Exercisable at September 30, 2006                  490,838      $    7.86      $ 11,156,251
                                                            =========                     ============

                                                                                         Aggregate
                                                 Options       Options                   Intrinsic
Nine months Ended September 30, 2006:           Available    Outstanding    Price         Value
--------------------------------------          ---------    ---------     ---------     --------
      Outstanding at December 31, 2005          1,003,977    1,055,653     $   7.34
      Granted                                     (18,750)      18,750     $  29.06
      Forfeited                                     1,800       (1,800)    $  23.45
      Exercised                                               (512,640)    $   5.70
                                                ---------    ---------
        Outstanding at September 30, 2006         987,027      559,963     $   9.51       $11,805,598
                                                =========     =======                     ===========

A summary of nonvested option shares as of September 30, 2006, and changes during the three and nine month periods ended September 30, 2006 is presented below:

Three Months Ended September 30, 2006:          Shares          Price
--------------------------------------          ---------      ---------
Nonvested at June 30, 2006                         67,625      $   19.36
Granted                                             8,250      $   32.87
Forfeited                                              --      $      --
Vested                                             (6,750)     $   17.06
                                                ---------
  Nonvested at September 30, 2006                  69,125      $   21.20
                                                =========

Nine months Ended September 30, 2006:           Shares          Price
-------------------------------------           ---------      ---------
Nonvested at December 31, 2005                     75,300      $   18.22
Granted                                            18,750      $   29.06
Forfeited                                          (1,800)     $   23.45
Vested                                            (23,125)     $   17.71
                                                ---------
  Nonvested at September 30, 2006                  69,125      $   21.20
                                                =========

The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 was $7.21 and $6.00, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and nine months ended September 30, 2006: dividend growth rate of 17%; expected volatility of 22.3%; risk-free interest rates ranging from 4.706% to 5.06%; and expected lives of 6 years.

As of September 30, 2006, there was $202,107 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized the next 4.5 years.

The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $362,862 and $10,814,323, compared to intrinsic value of $101,034 and $1,274,868 for options exercised during the three months ended September 30, 2005.

The amount of cash received and value of shares tendered for payment of option exercises for the three and nine months ended September 30, 2006 was $137,419 and $2,923,682, compared to $129,841 and $862,127 for the three and nine months ended September 30, 2005. The tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9,972 and $3,816,303 for the three and nine months ended September 30, 2006, compared to $9,577 and $388,616 for the three and nine months ended September 30, 2005.

The following table summarizes additional information about the Company's outstanding options and exercisable options as of September 30, 2006, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price ("Price"):

                                               Outstanding                      Exercisable
   Range of Exercise Price           Shares       Life        Price     Shares     Price
   ----------------------------      -------      ----       -------    -------   -------
      $5.41 - 5.50                   338,156      1.52       $  5.41    338,156   $  5.41
      $6.87 - 10.37                   57,167      4.73       $  8.41     57,167   $  8.41
      $14.97 - 16.61                  91,890      6.63       $ 15.65     76,890   $ 15.72
      $16.77 - 29.28                  64,500      8.73       $ 20.24     18,625   $ 18.27
      $30.81 - 33.30                   8,250      9.78       $ 32.87          -   $     -
                                     -------                             ------
                                     559,963      3.35       $  9.51     490,838  $  7.86
                                     =======                             =======

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the three months ended September 30, 2006 are $34,825 and $31,972 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings and diluted earnings per share for the three months ended September30, 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting SFAS 123R the Company's income before income taxes and net income for the nine months ended September 30, 2006 are $93,100 and $84,541 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basis earnings per share for the nine months ended September 30, 2006 are the same and diluted earnings per share are $.01 lower than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year earlier period:

Three Months Ended September 30, 2005              As Reported      Pro Forma
-------------------------------------              -----------      ---------
Net income attributable to common shareholders      $3,674,362     $3,649,653

Stock based compensation, net of tax effect         $-              $   24,709

Net income per share - basic                        $      .39      $      .39

Net income per share - diluted                      $      .37      $      .37

Nine months Ended September 30, 2005               As Reported      Pro Forma
------------------------------------               -----------      ----------
Net income attributable to common shareholders      $ 10,013,033    $9,944,676
Stock based compensation, net of tax effect         $          -    $   68,357

Net income per share - basic                        $       1.06    $     1.05

Net income per share - diluted                      $       1.00    $     1.00

Note 7. Reclassifications. Certain amounts reported in the Consolidated Statements of Financial Condition as of December 31, 2005 have been reclassified to conform with the presentation for the period ended September 30, 2006. These reclassifications had no effect on net income or stockholders' equity for the periods presented, nor did they materially impact trends in financial information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General. First South Bancorp, Inc. was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina.

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "FSBK".

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased to $916.9 million at September 30, 2006 from $834.2 million at December 31, 2005, reflecting a 13.2% annualized growth rate. Earning assets increased to $858.7 million at September 30, 2006 from $775.6 million at December 31, 2005, reflecting growth of the loan and leases receivable portfolio, as further discussed below. Earning assets were 96.7% of total assets at September 30, 2006 compared to 93.0% at December 31, 2005.

Interest-bearing overnight deposits in financial institutions were $407,000 at September 30, 2006, compared to $419,000 at December 31, 2005. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $56.5 million at September 30, 2006 from $41.2 million at December 31, 2005. Purchases of investment securities available for sale were $15.0 million and $25.0 million during the three and nine months ended September 30, 2006; while maturities of investment securities available for sale were $5.0 million and $10.1 million during the three and nine months ended September 30, 2006.

Mortgage-backed securities available for sale were $36.1 million at September 30, 2006 and $20.6 million at December 31, 2005. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during both the three and nine months ended September 30, 2006 and 2005. No mortgage loans were securitized into mortgage-backed securities during the three months ended September 30, 2006 while $17.2 million of mortgage loans were securitized into mortgage-backed securities during the nine months ended September 30, 2006; compared to no mortgage loans securitized during the three and nine months ended September 30, 2005.

Mortgage-backed securities held for investment were $1.7 million at September 30, 2006, compared to $2.1 million at December 31, 2005.

Loans held for sale were $22.5 million at September 30, 2006 and $10.8 million at December 31, 2005. The sale of loans held for sale were $408,000 and $656,000 for the three and nine months ended September 30, 2006, compared to $1.6 million and $12.7 million sold during the three and nine months ended September 30, 2005, reflecting a slow down in origination and refinancing volumes due to the recent rise in interest rates. In addition, during 2006 the Bank implemented a strategy to hold current held for sale mortgage loan originations for the possible securitization in to available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment increased to $739.5 million at September 30, 2006 from $698.1 million at December 31, 2005, reflecting a 7.9% annualized net growth rate during the period. This growth reflects the Bank's increased focus on growth and development of its commercial loan, consumer loan and leases receivable portfolio.

Deposits increased to $803.5 million at September 30, 2006 from $733.8 million at December 31, 2005. Checking accounts were $258.4 million at September 30, 2006 compared to $244.9 million at December 31, 2005, reflecting the Bank's efforts to maintain consistent levels of lower costing core deposits. Time deposits increased to $525.0 million at September 30, 2006 from $467.4 million at December 31, 2005, as investors have begun to transfer funds into higher yielding time deposits due to the recent rise in interest rates.

FHLB advances and junior subordinated debentures, used primarily to fund loan originations and general banking operations, were $17.5 million at September 30, 2006 and $15.8 million at December 31, 2005. Borrowings in the form of repurchase agreements were $8.2 million at September 30, 2006 compared to $6.3 million at December 31, 2005. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity was $76.3 million at September 30, 2006, compared to $68.2 million at December 31, 2005. See "Consolidated Statement of Stockholders' Equity" for additional information. At September 30, 2006, the Company's equity to assets ratio was 8.0%, compared to 8.2% at December 31, 2005, primarily reflecting earnings growth, net of increased dividend payments, and the impact of the growth in earning assets.

Accumulated other comprehensive loss was $627,000 at September 30, 2006 compared to $371,000 at December 31, 2005, reflecting a decline in the net market value of the investment portfolio resulting from the rise in interest rates, as previously discussed. See "Note 5. Comprehensive Income" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $78.5 million at September 30, 2006, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All current year and prior period share and per share data has been adjusted to reflect the stock split.

On September 21, 2006, the Company declared a cash dividend of $0.17 per share, payable October 27, 2006 to stockholders of record as of October 10, 2006. This dividend payment represents a payout ratio of 38.6% of the basic earnings per share for the quarter ended September 30, 2006, and is the Company's thirty-eighth consecutive quarterly cash dividend.

During the three and nine months ended September 30, 2006, the Company acquired 1,483 and 16,192 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At September 30, 2006, 1,469,423 treasury shares were held totaling $29.0 million, compared to 1,660,452 treasury shares totaling $28.8 million held at December 31, 2005.

During the three and nine months ended September 30, 2006, 15,287 and 512,640 shares, respectively, were issued as a result of the exercise of stock options, compared to 10,383 and 120,655 shares, respectively, issued during the three and nine months ended September 30, 2005. In addition, during the three and nine months ended September 30, 2006, no shares and 142,535 shares, respectively, were tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 347 shares and 8,619 tendered during the three and nine months ended September 30, 2005.

Comparison of Operating Results - Three and Nine Months Ended September 30, 2006 and 2005

General. Net income for the three and nine months ended September 30, 2006 was $4.3 million and $12.8 million, respectively, compared to $3.7 million and $10.0 million for the three and nine months ended September 30, 2005. Basic earnings per share were $0.44 and $1.32 per share for the three and nine months ended September 30, 2006, compared to $0.39 and $1.06 per share for the three and nine months ended September 30, 2005. Diluted earnings per share were $0.43 and $1.29 for the three and nine month ended September 30, 2006, compared to $0.37 and $1.00 per share for the three and nine months ended September 30, 2005.

Core earnings during the three and nine months ended September 30, 2006 were supported by strength of the net interest income, reflecting growth in the net loan and leases receivable portfolio and in deposits.

Interest Income. Interest income was $17.5 million and $49.9 million for the three and nine months ended September 30, 2006, compared to $13.9 million and $38.2 million for the three and nine months ended September 30, 2005. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $848.9 million and $827.4 million for the three and nine months ended September 30, 2006, compared to $758.4 million and $725.6 million for the three and nine months ended September 30, 2005, reflecting the growth in loans and leases receivable held for investment as previously discussed. The yield on average interest-earning assets was 8.3% and 8.0% for the three and nine months ended September 30, 2006, compared to 7.3% and 7.0% for the three and nine months ended September 30, 2005, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $7.0 million and $18.3 million for the three and nine months ended September 30, 2006, compared to $4.3 million and $10.9 million for the three and nine months ended September 30, 2005, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $821.6 million and $800.2 million for the three and nine months ended September 30, 2006, compared to $733.5 million and $705.2 million for the three and nine months ended September 30, 2005. The effective cost of average deposits and borrowings was 3.4% and 3.0% for the three and nine months ended September 30, 2006, compared to 2.4% and 2.1% for the three and nine months ended September 30, 2005.

Net Interest Income. Net interest income was $10.6 million and $31.6 million for the three and nine months ended September 30, 2006, compared to $9.6 million and $27.3 million for the three and nine months ended September 30, 2005. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.9% and 5.0% for the three and nine months ended September 30, 2006, compared to 5.0% for both the three and nine months ended September 30, 2005. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 5.0% and 5.1% for the three and nine months ended September 30, 2006, compared to 5.0% for both the three and nine months ended September 30, 2005.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded provisions for credit losses of $150,000 and $933,000 in the three and nine months ended September 30, 2006, compared to $394,000 and $1.4 million of provisions recorded in the three and nine months ended September 30, 2005.

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

The Bank's general and specific allowances for loan and leases losses were $8.6 million and $529,000, respectively, at September 30, 2006, compared to $8.0 million and $82,000, respectively, at December 31, 2005. The reserve for unfunded loan commitments was $891,000 at September 30, 2006, compared to $1.1 million at December 31, 2005. The ratio of general and specific allowances for loan and lease losses to loans and leases, net of loans-in-process and deferred loan fees, was 1.19% at September 30, 2006 and 1.13% at December 31, 2005. The ratio of the reserve for unfunded loan commitments to unfunded loan commitments was .52% and .60% at September 30, 2006 and December 31, 2005. See "Note 4. Allowance for Credit Losses" of "Notes to Consolidated Financial Statements (Unaudited)" for additional information.

During the three months ended September 30, 2006, the Bank foreclosed on a commercial real estate loan and two residential mortgage construction loans, and as a result other real estate owned increased to $1.0 million at September 30, 2006 from $14,000 at December 31, 2005. Non-performing loans were $3.3 million at September 30, 2006 compared to $2.3 million at December 31, 2005. As a result of this, the allocation of specific allowances for loan losses was increased to $529,000 at September 30, 2006 from $82,000 at December 31, 2005.

During the three months ended September 30, 2006, the Bank reclassified $218,000 from the reserve for unfunded loan commitments to the general allowance for loan and lease losses. Total unfunded loan commitments declined by $5.8 million during the three months ended September 30, 2006. In addition, an assessment made of the estimates and judgments used in assessing credit risk of unfunded loan commitments as of September 30, 2006 resulted in reducing qualitative and quantitative factors applied to unfunded loan commitments by five basis points.

Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for loan losses is adequate. However, future additions to the allowance for losses may be necessary based on changes in economic conditions and other factors.

Noninterest Income. Noninterest income was $2.5 million and $7.1 million for the three and nine months ended September 30, 2006, compared to $2.3 million and $6.1 million for the three and nine months ended September 30, 2005. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.8 million and $5.0 million for the three and nine months ended September 30, 2006, compared to $1.6 million and $4.4 million for the three and nine months ended September 30, 2005. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

During the three months ended September 30, 2006, the Bank recorded a $148,000 gain from the sale of a tract of land previously held as a potential future branch site and a $118,000 distribution from a limited partnership mezzanine fund, compared to none recorded in the three months ended September 30, 2005.

The Bank recorded $11,000 and $315,000 of gains from sales of loans during the three and nine months ended September 30, 2006, compared to $38,000 and $200,000 during the three and nine months ended September 30, 2005, reflecting the Bank's strategy to sell certain fixed-rate residential mortgage loans in order to protect itself from potential interest rate risk exposure due to rising interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.8 million and $16.7 million for the three and nine months ended September 30, 2006, compared to $5.4 million and $15.6 million for the three and nine months ended September 30, 2005. The largest component of these expenses, compensation and fringe benefits, was $3.4 million and $10.1 million for the three and nine months ended September 30, 2006, compared to $3.2 million and $9.3 million for the three and nine months ended September 30, 2005. Fulltime equivalent employees were 279 at September 30, 2006 compared to 271 at September 30, 2005. This growth is due to additional personnel resulting from opening a new full-service branch office and administrative staff required to support the increase in assets, loans and deposits as previously discussed.

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

Income Taxes. Income tax expense was $2.9 million and $8.3 million for the three and nine months ended September 30, 2006, compared to $2.3 million and $6.3 million for the three and nine months ended September 30, 2005. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 39.8% and 39.2% for the three and nine months ended September 30, 2006, compared to 38.8% and 38.7% for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources
Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At September 30, 2006, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $147.9 million, compared to $110.0 million at December 31, 2005, representing 18.1% and 14.8% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder's equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at September 30, 2006 and December 31, 2005.

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

The allowance for loan and lease losses and the reserve for unfunded loan commitments are increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments is based on the Bank's past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance for loan and lease losses and the reserve for unfunded loan commitments in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowance for loan and lease losses and reserve for unfunded loan commitments.

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

Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments -- an Amendment of SFAS No. 133 and 140". This Statement permits fair value remeaurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007 with no expected material effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets -- an amendment of SFAS No. 140". This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits and entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measures at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007 with no material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 123(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years beginning after December 15, 2006 for an employer with publicly traded equity securities. The Company will adopt SFAS No. 158 on January 1, 2007 with no material effect on its consolidated financial statements, since the Company does not have a defined benefit pension plan.

In June 2006, the FASB issued Financial Interpretation No. 48, ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact FIN 48 may have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how a registrant should quantify the effect of an error on its financial statements. This Bulletin concludes that a dual approach should be used to compute the amount of a misstatement, using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality (quantitative and qualitative effects of a misstatement on the financial statements). The SEC staff's views on evaluating the materiality of an error are covered in SAB Topic 1M, "Financial Statements - Materiality" ("SAB 99"). SAB 108 is effective for fiscal years ending after November 15, 2006 (i.e. December 31, 2006 for a calendar year-end company). The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 with no material effect on its consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2006.

                                                                 Total Number
                                                                   of Shares
                                                                   Purchased         Maximum
                                                                  as Part of    Number of Shares
                                    Total                          Publicly      that May Yet Be
                                  Number of       Average          Announced     Purchased Under
                                   Shares       Price Paid         Plans or       the Plans or
      Period                      Purchased      per Share       Programs (1)     Programs (1)
      ------                      ---------      ---------       ------------     ------------
 July 2006
 Beginning date: July 1               1,000         $32.09              1,000          302,869
 Ending date: July 31

 August 2006
 Beginning date: August 1               399         $32.37                399          302,470
 Ending date: August 31

 September 2006
 Beginning date: September 1             84         $32.58                 84          302,386
 Ending date: September 30
 --------------------

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

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

Number      Title
------      -----

10.14 Supplemental Income Plan Agreement between First South Bank and Robert E. Branch dated October 18, 2006

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

    Date:    November 7, 2006                   Date:    November 7, 2006