Form 10-K
period 2006-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2007-03-13
CIK 1027183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                    Virginia                                  56-1999749
                    --------                                  ----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification No.)

1311 Carolina Avenue, Washington, North Carolina              27889-2047
------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (252) 946-4178
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock (par value $0.01 per share)         NASDAQ Global Select Market
    ----------------------------------------         ---------------------------
                (Title of Class)                         (Name of exchange on
                                                          which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2006, was approximately $277.1 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2007: 9,943,842.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2006. (Part II)

      2. Portions of Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part II and Part III)

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

General

      First South Bancorp, Inc. First South Bancorp, Inc. (the "Company") is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the "Bank"). The Company's principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company's common stock is traded on the Nasdaq Global under the symbol "FSBK".

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

Market Area

      Although the Company makes loans and obtains deposits throughout central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. As of December 31, 2006, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

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

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Lending Activities

General. The Company's gross loan portfolio, including real estate construction loans in process, totaled $826.4 million at December 31, 2006, representing 90.8% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2006, commercial real estate loans amounted to $586.2 million, or 70.9% of the Company's gross loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2006, commercial business loans totaled $42.6 million, or 5.2% of the Company's gross loan portfolio, and consumer loans totaled $106.5 million, or 12.9% of the Company's gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2006, $62.4 million, or 7.5% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. The Company's residential mortgage construction loans totaled $13.2 million, or 1.6% of the Company's gross loan portfolio, at December 31, 2006.

      Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At December 31, 2006, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                               At December 31,
                                           ---------------------------------------------------------------------------------------
                                                 2006              2005              2004              2003              2002
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                            Amount     %      Amount     %     Amount      %      Amount     %      Amount     %
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                                            (Dollars in thousands)
Residential mortgage loans:
  Single-family residential.............   $ 62,352    7.5%  $ 49,363    6.2%  $ 53,149    7.6%  $ 64,549   10.8%  $103,852   19.6%
  Multi-family residential..............      2,897    0.4      2,885    0.4      2,956    0.4      3,650    0.6      6,360    1.2
  Construction..........................     13,211    1.6     25,304    3.1     22,687    3.3      9,921    1.7     17,070    3.2
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total residential mortgage loans....     78,460    9.5     77,552    9.7     78,792   11.3     78,120   13.1    127,282   24.0
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Commercial loans and leases:
  Commercial real estate................    586,178   70.9    570,469   71.4    470,809   67.4    372,430   62.3    274,564   51.8
  Commercial business...................     42,645    5.2     38,457    4.8     38,891    5.6     47,646    7.9     39,926    7.5
  Lease receivables.....................     12,640    1.5     11,981    1.5     11,622    1.6     10,422    1.7      6,624    1.3
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total commercial loans and leases...    641,463   77.6    620,907   77.7    521,322   74.6    430,076   71.9    321,114   60.6
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Consumer loans:
  Automobile............................      3,748    0.5      4,851    0.6      3,890    0.5      4,045    0.7      4,618    0.8
  Savings account loans.................      2,639    0.3      1,826    0.2      1,394    0.2      1,829    0.3      2,003    0.4
  Home equity loans.....................     42,153    5.1     42,084    5.3     42,330    6.1     38,533    6.5     35,471    6.7
  Other.................................     57,945    7.0     51,783    6.5     50,827    7.3     45,072    7.5     39,770    7.5
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
    Total consumer loans................    106,485   12.9    100,544   12.6     98,441   14.1     89,479   15.0     81,862   15.4
                                           --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
      Total.............................    826,408  100.0%   799,003  100.0%   698,555  100.0%   598,097  100.0%   530,258  100.0%
                                           --------  =====   --------  =====   --------  =====   --------  =====   --------  =====
Less:
  Construction loans in process.........     54,390            80,528            57,194            36,280            31,450
  Deferred fees and discounts...........      1,423             1,433             1,202               983               935
  Allowance for loan and lease losses...      9,158             8,113             8,343             7,634             6,959
                                           --------          --------          --------          --------          --------
    Total...............................   $761,437          $708,929          $631,816          $553,200          $490,914
                                           ========          ========          ========          ========          ========

      Unfunded Commitments Composition. The following table sets forth selected data relating to the composition of the Company's unfunded commitments by type of loan at the date indicated.

                                                                   At December 31,
                                                         -----------------------------------
                                                               2006               2005
                                                         ----------------   ----------------
                                                          Amount      %      Amount      %
                                                         --------   -----   --------   -----
                                                                (Dollars in thousands)
Residential mortgage loans:
  Construction........................................    $ 3,770     2.6%  $  9,529     5.2%
                                                         --------   -----   --------   -----
    Total residential mortgage loans..................      3,770     2.6      9,529     5.2
                                                         --------   -----   --------   -----

Commercial loans and leases:
  Real estate secured.................................     12,244     8.3     29,067    15.7
  Non-Real Estate.....................................     20,060    13.6     15,388     8.3
  Standby Letters of Credit...........................      2,720     1.9      2,031     1.1
  Construction........................................     47,920    32.6     67,567    36.6
                                                         --------   -----   --------   -----
    Total commercial loans and leases.................     82,944    56.4    114,053    61.7
                                                         --------   -----   --------   -----

Consumer loans:
  Home equity loans...................................     48,590    33.0     47,864    25.9
  Real Estate Secured.................................        166     0.1        177     0.1
  Non-Real Estate.....................................      8,935     6.1      9,760     5.3
  Construction........................................      2,699     1.8      3,431     1.8
                                                         --------   -----   --------   -----
    Total consumer loans..............................     60,390    41.0     61,232    33.1
                                                         --------   -----   --------   -----
      Total Unfunded Commitments......................   $147,104   100.0%  $184,814   100.0%
                                                         --------   =====   --------   =====

Loan Maturities. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in the Company's portfolio based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company's repayment experience to differ from that shown below. Loan balances are net of construction loans in process. Lease balances are included in other loans.

                                                                          Due After 1 Through   Due After 5 of More
                                                             Due One         5 Years After          Years After
                                                           Year or Less    December 31, 2006     December 31, 2006      Total
                                                           ------------   -------------------   -------------------   --------
                                                                                     (In thousands)
Residential real estate loans...........................     $ 42,692           $ 47,878               $55,645        $146,215
Commercial real estate, business and other loans........      384,178            198,622                43,003         625,803
                                                             --------           --------               -------        --------
  Total.................................................     $426,870           $246,500               $98,648        $772,018
                                                             ========           ========               =======        ========

      The following table sets forth at December 31, 2006 the dollar amount of all loans due one year or more after December 31, 2006 which have predetermined interest rates and have floating or adjustable interest rates.

                                      Predetermined      Floating or
                                          Rates       Adjustable Rates
                                      -------------   ----------------
                                               (In thousands)
Residential real estate loans......      $ 94,359          $9,164
Commercial real estate, business
  and other loans..................       241,137             488
                                         --------          ------
    Total..........................      $335,496          $9,652
                                         ========          ======

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

      The Bank's loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. The Bank's loan personnel consists of both salaried with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank's offices. Historically, the Bank generally has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans.

      In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2006, 2005 and 2004, these transactions totaled $18.4 million, $29.2 million and $40.5 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally retains servicing on loans sold or exchanged.

      Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC. In addition, loans sold to other investors may be manually underwritten by the Bank or the respective investor, or the respective investor's representatives, or through an investor's automated underwriting system, if applicable. All large loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender's level of expertise. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. All loans to a single borrower aggregating in excess of $1,500,000 must be approved by the Loan Committee. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

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

      With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 15 and 90 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees of between $175 and $600 are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed for the commitment period.

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

      The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See "-- Depository Institution Regulation -- Limits on Loans to One Borrower." Under these limits, the Bank's loans-to-one-borrower were limited to $12.2 million at December 31, 2006. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

      Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

      Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2006, single-family, residential mortgage loans, excluding home improvement loans, totaled $62.4 million, or 7.5% of the Company's gross loan portfolio.

      The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 31, 2006, $38.6 million, or 4.7%, of the Company's residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers FHA and VA mortgage loans in its market area, which are underwritten, closed and sold to a correspondent investor.

      The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate")), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank's adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 5.0% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank's adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer "teaser" rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2006, $39.9 million, or 4.8%, of the Company's residential mortgage loans were adjustable-rate loans.

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

      Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% and adjust either monthly or daily. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2006, $13.2 million, or 1.6%, of the Company's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

      Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.50% to 1.25% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 1% construction loan fee and a commitment fee ranging from $275 to $500.

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

      Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2006, multi-family residential and commercial real estate loans totaled $2.9 million and $586.2 million, respectively, which amounted to 0.4% and 70.9%, respectively, of the Company's gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

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

      In recent years, the Bank has emphasized commercial business lending. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $2,000,000. At December 31, 2006, commercial business loans totaled $42.6 million, or 5.2% of the Company's gross loan portfolio.

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

      Consumer Lending. In recent years, the Bank has been successful in its strategy of increasing its portfolio of consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2006, consumer loans totaled $106.5 million, or 12.9% of the Company's gross loan portfolio.

      The Bank's automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the resale value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

      The Bank makes certificate of deposit loans for up to 100% of the depositor's account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2006, loans on certificates of deposit totaled $2.6 million, or 0.3% of the Company's gross loan portfolio.

      At December 31, 2006, the Company had approximately $42.2 million in home equity line of credit loans, representing approximately 5.1% of its gross loan portfolio. The Company's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

      In addition, the Bank has developed a program to originate loans for a local credit union. The Bank receives a 1% origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount. All of these loans are funded and closed in the name of the credit union. The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

      Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 15 days incur a late fee of 4% on mortgage and consumer loans and 5% on commercial loans of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 45 days or more, a default letter is sent to the borrower. If the default is not cured after 30 days from the default letter, formal legal proceedings are commenced to collect amounts owed.

      Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of Notes to Consolidated Financial Statements in the 2006 Annual Report filed as Exhibit 13 hereto.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Consolidated Financial Statements in the 2006 Annual Report filed as Exhibit 13 hereto.

      The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                 At December 31,
                                                    ------------------------------------------
                                                     2006     2005     2004     2003     2002
                                                    ------   ------   ------   ------   ------
                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage:
    Single-family................................   $  934   $1,362   $  814   $1,057   $  460
  Commercial real estate.........................    1,274      555    1,241    1,334      427
  Commercial business............................       79      220       49       19      219
  Consumer.......................................     453      122      245      215      247
                                                    ------   ------   ------   ------   ------
    Total nonperforming loans....................   $2,740   $2,259   $2,349   $2,625   $1,496
                                                    ======   ======   ======   ======   ======
Percentage of total loans, net...................     0.36%    0.32%    0.37%    0.47%    0.30%
                                                    ======   ======   ======   ======   ======
Real estate owned................................      634       14       89      131      402
                                                    ======   ======   ======   ======   ======

      During the year ended December 31, 2006, additional gross interest income of approximately $143,407 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.

      At December 31, 2006, the Bank had no loans not classified as nonaccrual, over 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.

      There were no loans accruing interest which were contractually over 90 days past due at the end of any reported period.

      At December 31, 2006, an analysis of the Bank's portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, and various other matters.

      At December 31, 2006, the Company had $2.7 million of nonaccrual loans, which consisted of 13 single-family residential real estate loans totaling $934,000, four commercial real estate loans totaling $1.3 million, four commercial business loans totaling $79,000 and 14 consumer loans totaling $453,000.

      At December 31, 2006, the Bank had $634,000 of real estate owned, which consisted of one lot loan, one single family residence and one commercial property.

      Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2006, the Company had $24.6 million in classified assets, including $14.7 million in assets classified as special mention, $9.5 million in assets classified as substandard, $1,000 in assets classified as doubtful and $423,000 in assets classified as loss, compared to $19.2 million in classified assets, including $11.0 million in assets classified as special mention, $8.2 million in assets classified as substandard and no assets classified as doubtful or loss at December 31, 2005.

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

      The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for loan and lease losses and reserve for unfunded loan commitments. The factors supporting the allowances for loan and lease losses and the reserve for unfunded loan commitments do no diminish the fact that the entire allowances for loan and lease losses and the reserve for unfunded loan commitments are available to absorb losses in the loan and leases portfolio and the related loan commitment portfolio, respectively. The Bank's principal focus is on the adequacy of the total allowances for loan and losses and the reserve for unfunded loan commitments.

      Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for loan is adequate. However, future additions to the allowance for losses may be necessary based on changes in economic conditions and other factors.

      Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded commitments, is summarized as follows:

                                                    Reserve for
                               Allowance for Loan     Unfunded    Allowance for
                                and Lease Losses    Commitments   Credit Losses
                               ------------------   -----------   -------------
                                             (Dollar in thousands)
Balance at December 31, 2001         $5,371            $   --         $5,371
Provision for credit losses           1,756                --          1,756
Loans and Leases charged-off           (193)               --           (193)
Loans and Leases recovered               25                --             25
                                     ------            ------         ------
Net (charge-offs)/recoveries           (168)               --           (168)
                                     ------            ------         ------
Balance at December 31, 2002          6,959                --          6,959
                                     ======            ======         ======

Balance at December 31, 2002          6,959                --          6,959
Provision for credit losses             988                --            988
Loans and Leases charged-off           (358)               --           (358)
Loans and Leases recovered               45                --             45
                                     ------            ------         ------
Net (charge-offs)/recoveries           (313)               --           (313)
                                     ------            ------         ------
Balance at December 31, 2003          7,634                --          7,634
                                     ======            ======         ======

Balance at December 31, 2003          7,634                --          7,634
Provision for credit losses             968                --            968
Loans and Leases charged-off           (302)               --           (302)
Loans and Leases recovered               43                --             43
                                     ------            ------         ------
Net (charge-offs)/recoveries           (259)               --           (259)
                                     ------            ------         ------
Balance at December 31, 2004          8,343                --          8,343
                                     ======            ======         ======

Balance at December 31, 2004          8,343                --          8,343
Provision for credit losses             602             1,109          1,711
Loans and Leases charged-off           (848)               --           (848)
Loans and Leases recovered               16                --             16
                                     ------            ------         ------
Net (charge-offs)/recoveries           (832)               --           (832)
                                     ------            ------         ------
Balance at December 31, 2005          8,113             1,109          9,222
                                     ======            ======         ======

Balance at December 31, 2005          8,113             1,109          9,222
Provisions for credit losses          1,277              (344)           933
Loans and Leases charged-off           (342)               --           (342)
Loans and Leases recovered              110                --            110
                                     ------            ------         ------
Net (charge-offs)/recoveries           (232)               --           (232)
                                     ------            ------         ------
Balance at December 31, 2006         $9,158            $  765         $9,923
                                     ======            ======         ======

      The following table allocates the allowance for credit losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2006                2005                2004                2003                2002
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                         Percent of          Percent of          Percent of          Percent of          Percent of
                                          Loans in            Loans in            Loans in            Loans in            Loans in
                                          Category            Category            Category            Category            Category
                                          to Total            to Total            to Total            to Total            to Total
                                 Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount    Loans
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                       (Dollars in thousands)
Allowance for Loan and
  Lease Losses:
    Residential mortgage.......  $  510      9.5%    $  510      9.7     $1,034     11.3%    $1,034     13.1%    $1,034     24.0%
    Commercial (1)(2)..........   7,309     77.6      6,279     77.7      6,362     74.6      5,487     71.9      4,726     60.6
    Consumer (3)...............   1,339     12.9      1,324     12.6        947     14.1      1,113     15.0      1,199     15.4
                                 ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
Total allowance for loan
  losses.......................  $9,158    100.0%    $8,113    100.0%    $8,343    100.0%    $7,634    100.0%    $6,959    100.0%
                                 ======    =====     ======    =====     ======    =====     ======    =====     ======    =====

Reserve for Unfunded
  Commitments:
    Mortgage...................  $   20      2.6%    $   57      5.1%
    Commercial.................     431     56.4        684     61.7
    Consumer...................     314     41.0        368     33.2
                                 ------    -----     ------    -----
Total reserve for unfunded
  commitments..................  $  765    100.0%    $1,109    100.0%
                                 ======    =====     ======    =====
Combined total allowance for
  credit losses................  $9,923              $9,222
                                 ======              ======

----------
(1) Includes commercial real estate, commercial business loans and lease receivables.

(2) Includes $407,197 of specific allowance for loan losses on three commercial business loans.

(3) Includes $15,346 of specific allowance for loan losses on one consumer loan.

Investment Activities

      General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank's Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank ("FHLB") and mortgage-backed securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2006, the Company's mortgage-backed securities and investment securities portfolio amounted to $36.7 million and $56.5 million, respectively. At such date, the Company had an unrealized loss of $579,000, net of deferred taxes, with respect to its securities.

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

      Mortgage-Backed Securities. At December 31, 2006, the Company's mortgage-backed securities amounted to $36.7 million, or 4.0% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 2006, all of the Company's mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

      The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States, however, these securities are considered to be among the highest quality investments with minimal credit risks. The maximum loan limit for FNMA and FHLMC currently is $417,000.

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

      At December 31, 2006, mortgage-backed securities with an amortized cost of $35.5 million and a carrying value of $35.1 million were held as available for sale, and mortgage-backed securities with an amortized cost of $1.7 million and a carrying value of $1.7 million were held for investment. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2006, the Bank's mortgage-backed securities had a weighted average yield of 5.48%. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the 2006 Annual Report filed as Exhibit 13 hereto.

      At December 31, 2006, the average contractual maturity of the Company's fixed-rate mortgage-backed securities available-for-sale was approximately 25.4 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 6.7 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

      Investment Securities. The Company's investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2006, the Company's entire portfolio of investment securities was classified available for sale and amounted to $56.5 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2006, the estimated average life of the Company's investment securities portfolio was approximately 2.4 years. In addition, at December 31, 2006, the Company had $1.9 million of FHLB stock.

      The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities portfolio at the dates indicated.

                                                           At December 31,
                                                     ---------------------------
                                                       2006      2005      2004
                                                     -------   -------   -------
                                                            (In thousands)
Securities available for sale:
  U.S. government and agency securities...........   $56,454   $41,827   $32,058
  Mortgage-backed securities......................    35,067    20,639     6,639
                                                     -------   -------   -------
    Total.........................................   $91,521   $62,466   $38,697
                                                     =======   =======   =======

Securities held to maturity:
  FHLB stock......................................   $ 1,933   $ 1,689   $ 1,825
  Mortgage-backed securities......................     1,663     2,063     2,569
                                                     -------   -------   ------
    Total.........................................   $ 3,596   $ 3,752   $ 4,394
                                                     =======   =======   =======

      The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company's investment securities and mortgage-backed securities portfolio at December 31, 2006.

                       One Year of Less   One to Five Years  Five to Ten Years  More than Ten Years   Total Investment Portfolio
                       -----------------  -----------------  -----------------  -------------------  ----------------------------
                       Carrying  Average  Carrying  Average  Carrying  Average  Carrying    Average  Carrying  Amortized  Average
                        Value     Yield    Value     Yield     Value    Yield    Value       Yield     Value      Cost     Yield
                       --------  -------  --------  -------  --------  -------  --------   --------  --------  ---------  -------
                                                                (Dollars in thousands)
Securities available
  for sale:
U.S. government
  and agency
  securities.........   $8,992    5.49%    $47,462   4.54%    $   --       --%   $    --       --%    $56,454   $56,931    4.69%
Mortgage-backed
  securities.........       11    7.50         211   6.21      3,334     6.25     31,511     5.39      35,067    35,532    5.48
Securities held to
  maturity:
FHLB stock (1).......       --      --          --     --         --       --      1,933     5.90       1,933     1,933    5.90
Mortgaged-backed
  securities.........       --      --          --     --      1,663     4.00         --       --       1,663     1,663    4.00
                        ------    ----     -------   ----     ------     ----    -------     ----     -------   -------    ----
Total................   $9,003    5.49%    $47,673   4.55%    $4,997     5.50%   $33,444     5.42%    $95,117   $96,059    4.99%
                        ======    ====     =======   ====     ======     ====    =======     ====     =======   =======    ====

----------
(1) As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

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

      Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit pricing on a weekly basis or more frequently based on market conditions. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

      The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank's depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-four office locations.

      The following tables set forth the distribution of the Bank's deposit accounts and corresponding weighted average interest rates. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At December 31,
                              ---------------------------------------------------------------
                                     2006                   2005                  2004
                              -------------------   -------------------   -------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                               Amount      Rate      Amount      Rate      Amount      Rate
                              --------   --------   --------   --------   --------   --------
                                                   (Dollars in thousands)
Demand accounts:
  Checking.................   $239,251     1.03%    $223,358     0.45%    $215,349     0.45%
  Money market.............     25,471     2.65       21,521     1.35       20,971     0.72
Savings accounts...........     18,481     0.15       21,510     0.15       22,018     0.15
                              --------     ----     --------     ----     --------     ----
  Total....................   $283,203     1.12%    $266,389     0.50%    $258,338     0.45%
                              ========              ========              ========

Certificate accounts:
  Less than 12 months (1)..   $264,386     4.97%    $ 64,456     3.21%    $ 86,133     1.77%
  12-14 months (1).........    170,786     4.82      203,127     3.87       98,958     2.15
  15-72 months (1).........     81,813     4.11      199,781     3.47      185,107     2.89
                              --------     ----     --------     ----     --------     ----
  Total....................    516,985     4.78      467,364     3.61      370,198     2.43
                              --------     ----     --------     ----     --------     ----
Total deposits.............   $800,188     3.48%    $733,753     2.48%    $628,536     1.62%
                              ========              ========              ========

----------
(1)   Original term.

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006. At such date, such deposits represented 22.6% of total deposits and had a weighted average rate of 4.95%.

                       Maturity Period           (In thousands)
              --------------------------------
              Three months or less............      $    991
              Over three months...............         2,811
              Over six through 12 months......       104,806
              Over 12 months..................        72,471
                                                    --------
                Total.........................      $181,079
                                                    ========

      At December 31, 2006, U.S. Agency Bonds with an amortized cost of $13.4 million were pledged as collateral for deposits from public entities and repurchase agreements.

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank's total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2006, 2005 and 2004, the Bank's borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

      The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                          At or for the Year Ended December 31,
                                                          -------------------------------------
                                                              2006         2005         2004
                                                          -----------   ----------   ----------
                                                                      (In thousands)
Amounts outstanding at end of periods:
  FHLB advances........................................     $ 6,000      $ 5,500      $10,500
  Federal funds purchased and securities sold under
    repurchase agreements..............................       5,140        6,288        4,292
Rate paid on:
  FHLB advances........................................        5.50%        4.44%        2.44%

  Federal funds purchased and securities sold under
    agreement to repurchase............................        4.86%        3.59%        1.62%
Maximum amount of borrowings outstanding at any month
  end:
  FHLB advances........................................      31,600       24,500       46,500
  Federal funds purchased and securities sold under
    repurchase agreements..............................       8,556        7,012        4,960
Approximate average short-term borrowings outstanding
  with respect to:
  FHLB advances........................................      11,969        4,068       19,108
  Federal funds purchased and securities sold under
    repurchase agreements..............................       6,625        6,182        4,019
Approximate weighted average rate paid on: (1)
  FHLB advances........................................        5.27%        2.97%        1.46%
  Federal funds purchased and securities sold under
    repurchase agreements..............................        4.41%        2.71%        0.92%

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

Employees

      As of December 31, 2006, the Bank had 259 full-time and 35 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

Depository Institution Regulation

      General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund ("DIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

      The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company. Certain of the legal and regulatory requirements applicable to the Bank and Company. The discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

      Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 CAMELS under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks must maintain a leverage ratio of at least 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and credit card receivables), identified losses and certain investments.

      As a DIF-insured, state chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

      In addition to FDIC regulatory capital requirements, the North Carolina Bank Commissioner requires that the Bank have adequate capitalization based upon each Bank's particular set of circumstances. The Bank is subject to the Commissioner's capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital. Common capital is defined as the total of the par value of shares times the number of shares outstanding.

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

                                        Adequately                         Significantly
                    Well Capitalized    Capitalized   Undercapitalized   Undercapitalized
                    ----------------   ------------   ----------------   ----------------
Total risk-based
  capital ratio     10.0% or more      8.0% or more   Less than 8.0%     Less than 6.0%
Tier 1 risk-based
  capital ratio     6.0% or more       4.0% or more   Less than 4.0%     Less than 3.0%
Leverage ratio      5.0% or more       4.0% or more*  Less than 4.0%*    Less than 3.0%

----------
*     3.0% if institution has a composite 1 CAMELS rating.

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

      During the Bank's last compliance examination, the Bank received an outstanding rating with respect to CRA compliance.

      Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2006, of $1.9 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

      Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $8.58 million up to $45.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.

      The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the State Banking Commission.

      Insurance of Deposit Accounts. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

      The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time assessment credit is expected to be $406,540. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

      The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

      The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

      Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC's calculation method, management calculated the Bank's liquidity ratio as 16.0% of total deposits at December 31, 2006, which management believes is adequate.

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

      Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank's loans to one borrower were limited to $13.7 million at December 31, 2006. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors. At December 31, 2006, the Bank's largest lending relationship was a $9.6 million relationship consisting of two commercial real estate loans, two letters of credit and one consumer line of credit. All loans within this relationship were current and performing in accordance with their terms at December 31, 2006.

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

      Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

      Additionally, North Carolina statutes set forth restrictions on loans to executive officers of state chartered banks, which provide that no bank may extend credit to any of its executive officers nor a firm or partnership of which such executive officers is a member, nor a company in which such executive officer owns a controlling interest, unless the extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank with persons who are not employed by the bank, and provided further that the extension of credit does not involve more than the normal risk of repayment.

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

      For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the 2006 Annual Report filed as Exhibit 13 hereto.

Item 1A. Risk Factors

      Certain interest rate movements may impact earnings and asset value.

      Prior to 2006, interest rates have recently been at historically low levels. However, since December 31, 2005, the prime lending rate has increased from 7.25% to 8.25% at December 31, 2006. Short-term and intermediate-term market interest rates are used as a guide to price the Bank's loans and deposits. The recent increase in such interest rates has had a positive impact on the Bank's interest rate spread and net interest margin to date, as a result of the asset sensitive nature of the Bank's balance sheet. Should short-term interest rates decline dramatically in the near future, and if rates on the Bank's loans and investments reprice downwards faster than the rates on the Bank's deposits and borrowings, the Bank could experience compression of its interest rate spread and net interest margin, which could have a negative effect on the Bank's profitability.

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

      The Bank currently operates as a North Carolina chartered commercial bank. Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences. Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors determined to refocus the Bank's strategy. Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank took advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products. As a result of these efforts over the years, at December 31, 2006, the Company had commercial real estate, commercial business and consumer loans totaling $586.2 million, $42.6 million and $106.5 million, respectively, which represented 70.9%, 5.2% and 12.9%, respectively, of total loans. As December 31, 2006, $78.5 million, or 9.5% of total loans, consisted of residential real estate mortgage loans.

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

      Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank will seek to minimize these risks through its underwriting guidelines, which may require certain safeguards, such as the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individual in the business. In addition, the Bank generally limits this type of lending to its market area and to borrowers with whom it has prior experience or who are otherwise well known to the Bank.

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

      The Company's financial condition and results of operations are dependent on the economy in the Bank's market area.

      The Bank's market area consists of central, eastern, northeastern and southeastern North Carolina, where the Bank's offices are located. As of December 31, 2006, management estimates that more than 95% of deposits and 90% of loans came from its primary market area. Because of the Bank's concentration of business activities in its primary market area, the Company's financial condition and results of operations depend upon economic conditions in its market area.

      Provisions in the Company's Certificate of Incorporation and Bylaws and statutory provisions could discourage a hostile acquisition of control.

      The Company's Certificate of Incorporation and Bylaws contain certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: the classification of the terms of the members of the Board of Directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; restrictions on the acquisition of the Company's equity securities; and provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Company's Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company's equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of Common Stock up to a total of 25,000,000 outstanding shares. These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

      In addition, Virginia law provides for certain restrictions an acquisition of the Company, and federal and North Carolina laws contain various restrictions on acquisitions of control of banks and their holding companies.

      The Certificate of Incorporation, Bylaws and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in the Company's and the Bank's employee benefit plans, employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which stockholders of the Company otherwise might receive a substantial premium for their shares over then current market prices.

Item 1B. Unresolved Staff Comments

      Not Applicable.

Item 2. Properties

      The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 2006.

                                                                       Book Value   Approximate
                                                                      at December      Square
                                      Year Opened   Owned or Leased     31, 2006      Footage
                                      -----------   ---------------   -----------   -----------
                                                        (Dollars in thousands)
Main Office:
1311 Carolina Avenue
Washington, NC                            1986            Owned          $1,151        10,200

Branch Offices:
300 North Market Street
Washington, NC                            1959            Owned             125         4,680

1328 John Small Avenue
Washington, NC                            2001           Leased               7         1,916

2999 Hwy. 17S.
Chocowinity, NC                           1999             **               278         2,530

301 E. Arlington Boulevard
Greenville, NC                            1993            Owned             297         2,600

907 E. Firetower Road
Greenville, NC                            2005            Owned             795         2,245

604 E. Ehringhaus Street
Elizabeth City, NC                        1980            Owned             134         2,500

                                                                       Book Value   Approximate
                                                                      at December      Square
                                      Year Opened   Owned or Leased     31, 2006      Footage
                                      -----------   ---------------   -----------   -----------
                                                        (Dollars in thousands)
1906 S. Croatan Street
Kill Devil Hills, NC                      2002           Leased              64         2,000

2600 N. Croatan Street
Kill Devil Hills, NC                      2004           Leased               6           688

47560 Hwy. 12
Avon, NC 27915                            2005           Leased             554           120

2430 Heritage Street
Kinston, NC                               2001           Leased              34         2,145

1725 Glenburnie Road
New Bern, NC                              1990            Owned             275         2,600

202 Craven Street
New Bern, NC                              1995           Leased              --         2,500

2019 S. Glenburnie Road
Crossroads Shopping Center
New Bern, NC                              2004           Leased              61           435

241 Green Street
Fayetteville, NC                          1999            Owned             735        10,000

3107 Raeford Road
Fayetteville, NC                          1999            Owned             372         2,400

600 N. Chestnut Street
Lumberton, NC                             1999            Owned             317         6,100

3000 N. Elm Street
Lumberton, NC                             2001           Leased              39         2,128

3103 N. Main Street
Hope Mills, NC                            2004            Owned             533         2,200

100 East Hope Lodge Street
Tarboro, NC                               2000           Leased              11         1,350

300 Sunset Avenue
Rocky Mount, NC                           1994            Owned             286         4,948

2901 Sunset Avenue
Rocky Mount, NC                           2000            Owned           1,023         5,635

450 North Winstead Avenue
Rocky Mount, NC                           2000           Leased              27         2,845

1378 Benvenue Road
Rock Mount, NC                            2000             **               311         5,376

3635 North Halifax Road
Dortches, NC                              2000           Leased              32           396

                                                                       Book Value   Approximate
                                                                      at December      Square
                                      Year Opened   Owned or Leased     31, 2006      Footage
                                      -----------   ---------------   -----------   -----------
                                                        (Dollars in thousands)
4800 Six Forks Road
Six Forks III, Suite #115
Raleigh, NC                               2004           Leased              96         4,501

1802 Martin Luther King Jr. Parkway
Suite 108
Durham, NC                                2004           Leased               4           950

Credit Administration:
Creekside 2
220 Creekside Drive
Washington, NC                            1994            Owned             705         7,600

Operations Center:
Creekside 1
220 Creekside Drive
Washington, NC                            2001            Owned             561        10,000

First South Leasing, LLC:
1035 Director Court
Suite C
Greenville, NC                            2001           Leased              32         1,146

----------
**    Lease land, own building.

      The book value of the Bank's investment in premises and equipment was $8.9 million at December 31, 2006. See Notes 1 and 5 to Consolidated Financial Statements in the 2006 Annual Report filed as Exhibit 13 hereto.

Item 3. Legal Proceedings

      From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2006, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) The information contained in the sections captioned "Stockholder Information -- Stock Listing Information," "-- Stock Price Information" and "Comparative Stock Performance Graph" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

      (b) Not applicable.

      (c) The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

                                  (a)           (b)               (c)                   (d)
                                                                 Total                Maximum
                                 Total                     Number of Shares       Number of Shares
                               Number of      Average    Purchased as Part of     that May Yet Be
                                Shares      Price Paid    Publicly Announced    Purchased Under the
          Period             Purchased(1)    per Share      Plans Programs       Plans or Programs
--------------------------   ------------   ----------   --------------------   -------------------
October 2006
Beginning date: October 1
Ending date: October 31          7,782        $33.25            7,782                 294,604

November 2006
Beginning date: November 1
Ending date: November 30            50         31.03               50                 294,554

December  2006
Beginning date: December 1
Ending date: December 31            13         30.98               13                 294,541
                                 -----        ------            -----                 -------
Total                            7,845        $33.23            7,845                 294,541
                                 =====        ======            =====                 =======

----------

(1) The shares were repurchased pursuant to a repurchase program announced on January 11, 2006. Under this program, the Company announced that it would repurchase up to 319,022 shares of its Common Stock, as adjusted for a subsequent three-for-two stock split. This program expired on January 8, 2007. The Company purchased 24,481 shares of the 319,022 shares previously approved under that plan.

Item 6. Selected Financial Data

      The information contained in the table captioned "Selected Consolidated Financial Information and Other Data" on page 3 in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 14 in the Annual Report is incorporated herein by reference as
Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information contained in the section captioned "Market Risk" on page 6 in the Annual Report is incorporated herein by reference as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

      The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained on pages 15 through 40 in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

      The report of Dixon Hughes PLLC with respect to the consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the years ended December 31, 2005 and 2004 follows.

             Report of Independent Registered Public Accounting Firm

                        [Letterhead of Dixon Hughes PLLC]

To the Stockholders and the Board of Directors First South Bancorp, Inc. Washington, North Carolina

We have audited the accompanying consolidated statement of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company declared, on April 20, 2006, a three for two stock split which was distributed on May 25, 2006 in the form of a 50% stock dividend.


/s/ Dixon Hughes PLLC

Greenville, North Carolina

March 7, 2006, except as to the stock split discussed in Note 1 to the consolidated financial statements which is as of May 25, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      The information contained under the section captioned "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 9A. Controls and Procedures

      As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Management's Annual Report on Internal Control Over Financial Reporting

                    [Letterhead of First South Bancorp, Inc.]

      Management of First South Bancorp, Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2006, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

      Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2006.

      Turlington and Company, LLP, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2006, and has issued an attestation report on the Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, which is included herein.

First South Bancorp, Inc.
March 7, 2007


/s/ Thomas A. Vann                      /s/ William L. Wall
-------------------------------------   ----------------------------------------
Thomas A. Vann                          William L. Wall
President and Chief Executive Officer   Executive Vice President and
                                        Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

                   [Letterhead of Turlington and Company, LLP]

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that First South Bancorp, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audits were conducted to also meet the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the Federal Financial Institution's Examination Council instructions for Consolidated Reports of Condition and Income ("call report instructions"). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First South Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended December 31, 2006, and our report dated March 6, 2007, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.


/s/ Turlington and Company, LLP

Lexington, North Carolina
March 6, 2007

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

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Company has posted such Code of Ethics on its Internet website and intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website. The Company's Internet website may be accessed as follows: http://www.firstsouthnc.com.

Item 11. Executive Compensation

      The information contained under the sections captioned "Proposal I -- Election of Directors," "-- Compensation Committee Report" "-- Executive Compensation" and "-- Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

      (d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2006.

                                             (a)                           (c)                             (b)
                                                                                             Number of securities remaining
                                 Number of securities to be                                  available for future issuance
                                   issued upon exercise of      Weighted-average exercise       under equity compensation
                                    outstanding options,          price of outstanding         plans (excluding securities
                                    warrants and rights       options, warrants and rights      reflected in column (a))
                                 --------------------------   ----------------------------   ------------------------------
Equity compensation plans                 583,374                        $9.65                           988,277
  approved by security holders
Equity compensation plans not
  approved by security holders                 --                           --                                --
                                          -------                        -----                           -------
Total                                     583,374                        $9.65                           988,277
                                          =======                        =====                           =======

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a)   List of Documents Filed as Part of this Report

      (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

      Reports of Independent Registered Public Accounting Firms

      Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

      Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

      Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2006 and 2005 and 2004

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and 2004

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

      (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

  No.     Description
-------   ----------------------------------------------------------------------
3.1 Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-16335))

3.2 Bylaws of First South Bancorp, Inc., as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 0-22219))

4.1 Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A)

4.2 Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

10.1(a) Employment Agreement between First South Bancorp, Inc. and Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.1(b) Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.2 Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.3 Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas
          A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.4 Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and James F. Buckman, Thomas
          A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.5 Home Savings Bank, SSB Director's Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick
          H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.6 First South Bank Director's Retirement Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.7 Home Savings Bank, SSB Director's Retirement Payment Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-16335))*

10.8 Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.9 First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*

10.10     Intentionally omitted

10.11 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Larry W. Mallard dated April 14, 2005 and amended on February 7, 2007

10.12 Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall dated January 1, 2001 (Incorporated herein by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2001 (File No. 0-22219))*

10.13 Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

13        Annual Report to Stockholders for the Fiscal Year Ended December 31,
          2006

21        Subsidiaries of the Registrant

23.1      Consent of Turlington and Company, LLP

23.2      Consent of Dixon Hughes PLLC

31.1      Rule 13a-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a) Certification of Chief Financial Officer

32        Certification pursuant to 18 U.S.C. Section 1350

----------
*     Management contract or compensatory plan or arrangement.

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

                                        FIRST SOUTH BANCORP, INC.
March 12, 2007

                                        By: /s/ Thomas A. Vann
                                            ------------------------------------
                                            Thomas A. Vann
                                            President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Vann                      March 12, 2007
-------------------------------------
Thomas A. Vann
President and Director
(Principal Executive Officer)


/s/ William L. Wall
-------------------------------------   March 12, 2007
William L. Wall
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)


/s/ Linley H. Gibbs, Jr.                March 12, 2007
-------------------------------------
Linley H. Gibbs, Jr.
Director


/s/ Frederick N. Holscher               March 12, 2007
-------------------------------------
Frederick N. Holscher
Director


/s/ Frederick H. Howdy                  March 12, 2007
-------------------------------------
Frederick H. Howdy
Director


/s/ Charles E. Parker, Jr.              March 12, 2007
-------------------------------------
Charles E. Parker, Jr.
Director


/s/ Marshall T. Singleton               March 12, 2007
-------------------------------------
Marshall T. Singleton
Director


/s/ H. D. Reaves, Jr.                   March 12, 2007
-------------------------------------
H. D. Reaves, Jr.
Director