Form 10-K/A
period 2006-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2007-03-15
CIK 1027183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                           Commission File No. 0-22219

                            FIRST SOUTH BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                           56-1999749
--------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1311 CAROLINA AVENUE, WASHINGTON, NORTH CAROLINA             27889-2047
------------------------------------------------          ----------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (252) 946-4178
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:

  COMMON STOCK (PAR VALUE $0.01 PER SHARE)        NASDAQ GLOBAL SELECT MARKET
              (Title of Class)                       (Name of exchange on
                                                      which registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes    No   X
                                                        -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.   Yes    No  X
                                                       -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer   X    Non-accelerated filer
                        ----                   -----                        ----
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes    No   X
                                             -----

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

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the "Form 10-K") for First South Bancorp, Inc. (the "Company") is to file Exhibit 10.11 hereto, which exhibit was inadvertently omitted from the Company's Form 10-K filed on March 13, 2007.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

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


      10.5        Home Savings Bank, SSB Director's Deferred Compensation Plan Agreements as Amended and Restated
                  December 14, 1995 with Edmund T. Buckman,  Jr., Linley H. Gibbs,  Jr., Frederick N. Holscher,
                  Frederick H. Howdy,  Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996
                  Amendment Thereto  (Incorporated  herein by reference from Exhibit 10.7 to the Company's Registration
                  Statement on Form S-1 (File No. 333-16335))*
      10.6        First South Bank  Director's  Retirement  Plan  Agreements as Amended and Restated December 14, 1995
                  with Edmund T. Buckman,  Jr., Linley H. Gibbs, Jr., Frederick N. Holscher,  Frederick H. Howdy, Charles
                  E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto
                  (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 2003 (File No. 0-22219))*
      10.7        Home Savings Bank, SSB  Director's Retirement Payment Agreements as Amended and Restated
                  December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher,
                  Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment  Thereto
                  (Incorporated herein by reference from Exhibit 10.9 to the Company's Registration Statement on
                  Form S-1 (File No. 333-16335))*
      10.8        Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004
                  Amendment thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
      10.9        First South Bancorp,  Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999
                  (File No. 0-22219))*
      10.10       Intentionally omitted
      10.11       Change-in-Control  Protective  Agreement  between First South Bank,  First South  Bancorp,  Inc.
                  and Larry W. Mallard dated April 14, 2005 and amended on February 7, 2007
      10.12       Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and
                  William L. Wall dated January 1, 2001 (Incorporated herein by reference from Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the Year Ended September 30, 2001 (File No. 0-22219))*
      10.13       Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of
                  New York dated September 26, 2003 (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
      13          Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006+
      21          Subsidiaries of the Registrant+
      23.1        Consent of Turlington and Company, LLP+
      23.2        Consent of  Dixon Hughes PLLC+
      31.1        Rule 13a-14(a) Certification of Chief Executive Officer
      31.2        Rule 13a-14(a) Certification of Chief Financial Officer
      32          Certification pursuant to 18 U.S.C. Section 1350

      ___________________________
      *  Management contract or compensatory plan or arrangement.
      +  Previously filed

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

                                              FIRST SOUTH BANCORP, INC.
March 14, 2007
                                              By: /s/ Thomas A. Vann
                                                  ------------------
                                                  Thomas A. Vann
                                                  President