Form 10-Q
period 2007-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2007-05-08
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock outstanding as of May 1, 2007: 9,938,804

CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2007
	(unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2007 and 2006 (unaudited)	2

	Consolidated Statement of Stockholders' Equity for the Three Months Ended
	March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Exhibits		20

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31	December 31
	2007	2006
	(unaudited)
Assets
Cash and due from banks	$25,772,472	$24,608,819
Interest-bearing deposits in financial institutions	24,909,072	1,194,801
Investment securities - available for sale	56,108,811	56,454,127
Mortgage-backed securities - available for sale	33,666,454	35,066,627
Mortgage-backed securities - held for investment	1,579,621	1,662,540
Loans and leases receivable, net:
Held for sale	14,471,666	25,576,080
Held for investment	725,136,630	735,860,969
Premises and equipment, net	9,173,471	8,898,009
Real estate owned	1,060,202	634,434
Federal Home Loan Bank of Atlanta stock, at cost
which approximates market	1,635,100	1,933,300
Accrued interest receivable	5,310,829	5,398,477
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,282,864	1,266,530
Identifiable intangible assets	220,080	227,940
Prepaid expenses and other assets	6,474,023	7,546,676

Total assets	$911,019,871	$910,547,905

Liabilities and Stockholders' Equity

Deposits:
Demand	$272,503,302	$264,722,202
Savings	18,970,854	18,481,271
Large denomination certificates of deposit	184,433,722	181,078,901
Other time	326,308,832	335,906,107
Total deposits	802,216,710	800,188,481
Borrowed money	6,005,148	11,139,947
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	9,969,100	10,112,899
Total liabilities	828,500,958	831,751,327

Common stock, $.01 par value, 25,000,000 shares authorized;
11,254,222 issued; 9,956,511 and 9,788,133
shares outstanding, respectively	99,565	97,881
Additional paid-in capital	36,989,210	38,165,536
Retained earnings, substantially restricted	72,606,765	70,217,380
Treasury stock at cost	(26,736,542)	(29,104,894)
Accumulated other comprehensive loss, net	(440,085)	(579,325)
Total stockholders' equity	82,518,913	78,796,578

Total liabilities and stockholders' equity	$911,019,871	$910,547,905

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Interest income:
Interest and fees on loans	$15,986,587	$14,613,159
Interest and dividends on investments and deposits	1,335,378	968,108
Total interest income	17,321,965	15,581,267

Interest expense:
Interest on deposits	6,868,826	4,848,239
Interest on borrowings	143,342	185,811
Interest on junior subordinated notes	207,844	186,922
Total interest expense	7,220,012	5,220,972

Net interest income	10,101,953	10,360,295
Provision for credit losses	0	346,377
Net interest income after provision for credit losses	10,101,953	10,013,918

Non-interest income:
Fees and service charges	1,816,737	1,526,357
Loan servicing fees	162,100	169,289
Gain (loss) on sale of real estate, net	(143)	568
Gain on sale of mortgage loans	214,644	187,384
Other income	291,170	360,117
Total non-interest income	2,484,508	2,243,715

Non-interest expense:
Compensation and fringe benefits	3,297,926	3,319,935
Federal insurance premiums	24,287	23,907
Premises and equipment	473,094	434,331
Advertising	26,495	32,469
Payroll and other taxes	351,965	325,353
Data processing	621,611	569,185
Amortization of intangible assets	96,969	94,698
Other	628,954	557,677
Total non-interest expense	5,521,301	5,357,555

Income before income taxes	7,065,160	6,900,078

Income taxes	2,767,163	2,676,779

Net income	$4,297,997	$4,223,299

Per share data: (*)
Basic earnings per share	$0.43	$0.44
Diluted earnings per share	$0.43	$0.42
Dividends per share	$0.19	$0.17
Weighted average shares-Basic	9,930,732	9,580,471
Weighted average shares-Diluted	10,069,085	10,024,792

(*) Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2007
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2006	$97,881	$38,165,536	$70,217,380	$(29,104,894)	$(579,325)	$78,796,578

Net income			4,297,997			4,297,997

Other comprehensive loss, net of taxes					139,240	139,240

Exercise of stock options	2,601	(4,017,352)		5,214,979		1,200,228

Tax benefit of stock options exercised		2,145,076				2,145,076

Shares traded to exercise options	(292)	671,420		(895,219)		(224,091)

Acquisition of treasury shares	(625)			(1,951,408)		(1,952,033)

Stock based compensation		24,530				24,530

Dividends ($0.19 per share)			(1,908,612)			(1,908,612)

Balance, March 31, 2007	$99,565	$36,989,210	$72,606,765	$(26,736,542)	$(440,085)	$82,518,913

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Operating activities:
Net income	$4,297,997	$4,223,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	-	346,377
Depreciation	204,846	213,851
Amortization of intangibles	96,969	94,698
Accretion of discounts on securities, net	(5,356)	(56,285)
Gain on disposal of premises and equipment and real estate owned	(2,857)	(568)
Gain on loans held for sale	(214,644)	(187,384)
Stock based compensation expense	24,530	24,599
Originations of loans held for sale, net	(6,428,507)	(7,606,137)
Proceeds from sale of loans held for sale	17,747,565	247,756
Other operating activities	592,396	1,563,401
Net cash provided by (used in) operating activities	16,312,939	(1,136,393)
Investing activities:
Proceeds from maturities of investment securities available for sale	1,000,000	-
Purchases of investment securities available for sale	(500,000)	(10,000,000)
Proceeds from principal repayments of mortgage-backed
securities available for sale	1,480,994	383,577
Proceeds from principal repayments of mortgage-backed securities held for investment	82,919	83,201
Originations of loans held for investment, net of principal repayments	10,284,685	(21,391,651)
Proceeds from disposal of premises and equipment and real estate owned	16,743	568
Sale of FHLB stock	298,200	25,900
Purchase of premises and equipment	(480,308)	(255,366)
Net cash provided by (used in) investing activities	12,183,233	(31,153,771)
Financing activities:
Net increase in deposit accounts	2,028,229	37,857,564
Net decrease in FHLB borrowings	(6,000,000)	(5,500,000)
Purchase of treasury shares	(1,952,033)	(428,268)
Proceeds from exercise of stock options, net of tax benefit	3,121,213	951,097
Cash paid for dividends and fractional shares	(1,680,858)	(1,267,910)
Net change in repurchase agreements	865,201	126,001
Net cash provided by (used in) financing activities	(3,618,248)	31,738,484

Increase (decrease) in cash and cash equivalents	24,877,924	(551,680)

Cash and cash equivalents, beginning of period	25,803,620	32,943,392

Cash and cash equivalents, end of period	$50,681,544	$32,391,712

Supplemental disclosures:
Real estate acquired in settlement of loans	$439,654	$-
Dividends declared, not paid	$1,891,737	$1,598,619

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) are presented on a consolidated basis with those of First South Bank (the “Bank”). The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

Note 2. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All prior period share and per share data has been adjusted to reflect the stock split.

Note 3. Earnings Per Share. Basic and diluted earnings per share for the quarter ended March 31, 2007 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For the quarters ended March 31, 2007 and 2006, there were 8,750 and 6,000 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the quarters ended March 31, 2007 and 2006.

Note 4. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and the reserve for unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2006	$9,157,597	$764,940	$9,922,537
Provision for credit losses	-	-	-
Loans and leases charged-off	(43,462)	-	(43,462)
Loans and leases recovered	5,745	-	5,745
Net (charge-offs)/recoveries	$(37,717)	$-	$(37,717)
Balance at March 31, 2007	$9,119,880	$764,940	$9,884,820

	March 31,	December 31,
	2007	2006
Allowance for Credit Losses Ratios:
Allowance for loan and lease losses/total loans and leases	1.21%	1.19%
Reserve for unfunded loan commitments/unfunded commitments	0.52%	0.52%
Allowance for credit losses/total loans and leases	1.32%	1.29%

Note 5. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the quarters ended March 31, 2007 and 2006 is as follows:

	Quarter Ended March 31,
	2007	2006
Net income	$4,297,997	$4,223,299
Gains (losses) unrealized, net of income taxes	139,240	(472,391)
Other comprehensive income (loss)	139,240	(472,391)
Comprehensive income	$4,437,237	$3,750,908

Note 6. Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. At March 31, 2007, the Plan includes 281,571 granted unexercised shares and 985,027 shares available to be granted. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of option activity under the Plan as of March 31, 2007, and changes during the quarters ended March 31, 2007 and 2006 is presented below:

	Options Available	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended March 31, 2007:
Outstanding at December 31, 2006	988,277	538,374	$9.65
Granted	(4,750)	4,750	$28.18
Forfeited	1,500	(1,500)	$23.66
Exercised	-	(260,053)	$7.20
Outstanding at March 31, 2007	987,027	281,571	$12.14	$5,221,767
Vested and Exercisable at March 31, 2007		228,821	$9.52	$4,844,069

	Options Available	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended March 31, 2006:
Outstanding at December 31, 2005	1,003,977	1,055,653	$7.34
Granted	(3,000)	3,000	$24.71
Forfeited	1,800	(1,800)	$23.45
Exercised	-	(119,959)	$5.64
Outstanding at March 31, 2006	1,002,777	936,894	$7.58	$16,551,794
Vested and Exercisable at March 31, 2006		863,769	$6.66	$16,054,586

A summary of nonvested option shares as of March 31, 2007, and changes during the quarters ended March 31, 2007 and 2006 is presented below:

	Shares	Price
Quarter Ended March 31, 2007:
Nonvested at December 30, 2006	53,250	$22.89
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Vested	(3,750)	$20.30
Nonvested at March 31, 2007	52,750	$23.53

	Shares	Price
Quarter Ended March 31, 2006:
Nonvested at December 31, 2005	75,300	$18.22
Granted	3,000	$24.71
Forfeited	(1,800)	$23.45
Vested	(3,375)	$16.61
Nonvested at March 31, 2006	73,125	$18.43

The weighted-average fair value of options granted during the quarters ended March 31, 2007 and 2006 was $5.34 and $4.89, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarters ended March 31, 2007 and 2006: dividend growth rate of 17% per period; expected volatility of 22.4% and 21.9%, respectively; risk-free interest rates of 4.55% and 4.36%, respectively; and expected lives of 6 years per period.

As of March 31, 2007, there was $168,503 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over the next 4.75 years.

The intrinsic value of options exercised during the quarter ended March 31, 2007 was $6,167,548, compared to intrinsic value of $2,133,279 for options exercised during the quarter ended March 31, 2006.

The amount of cash received and value of shares tendered for payment of option exercises for the quarter ended March 31, 2007 was $1,871,648, compared to $676,297 for the quarter ended March 31, 2006.

The income tax benefits realized for the income tax credits arising from option exercise of the share-based payment arrangements was $2,145,076 for the quarter ended March 31, 2007, compared to $730,637 for the quarter ended March 31, 2006.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2007, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.41 - 5.50	115,288	1.06	$5.41	115,288	$5.41
$6.87 - 10.37	44,146	4.22	$8.46	44,146	$8.46
$14.97 - 16.61	50,937	5.98	$16.07	47,187	$16.09
$16.77 - 29.28	60,450	8.34	$20.78	22,200	$19.01
$29.83 - 33.30	10,750	9.37	$32.35	-	$-
	281,571	3.61	$12.14	228,821	$9.52

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the quarters ended March 31, 2007 and 2006 are $24,530 and $24,599 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings and diluted earnings per share for the quarters ended March 31, 2007 and 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol "FSBK".

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased to $911.0 million at March 31, 2007 from $910.5 million at December 31, 2006. Earning assets were $857.5 million at March 31, 2007 compared to $857.7 million at December 31, 2006, reflecting the net change in the composition of earning assets, as discussed below. Earning assets were 94.1% of total assets at March 31, 2007 compared to 94.2% at December 31, 2006.

Interest-bearing overnight deposits in financial institutions were $24.9 million at March 31, 2007, compared to $1.2 million at December 31, 2006. During the quarter ended March 31, 2007, the Bank invested $17.7 million of proceeds from real estate mortgage loan sales into short-term investments. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $56.1 million at March 31, 2007 compared to $56.5 million at December 31, 2006. Purchases of investment securities available for sale were $500,000 during the quarter ended March 31, 2007, compared to $10.0 million during the quarter ended March 31, 2006; while maturities of investment securities available for sale were $1.0 million during the quarter ended March 31, 2007 compared to none during the quarter ended March 31, 2006. The Bank sold no securities available for sale during the quarters ended March 31, 2007 and 2006.

Mortgage-backed securities available for sale were $33.7 million at March 31, 2007 compared to $35.1 million at December 31, 2006, reflecting scheduled principal repayments. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no mortgage-backed securities available for sale during the quarters ended March 31, 2007 and 2006. No mortgage loans were securitized into mortgage-backed securities during the quarters ended March 31, 2007 and 2006.

Mortgage-backed securities held for investment were $1.6 million at March 31, 2007, compared to $1.7 million at December 31, 2006, reflecting scheduled principal repayments.

Loans held for sale were $14.5 million at March 31, 2007 compared to $25.6 million at December 31, 2006. The sale of loans held for sale were $17.7 million for the quarter ended March 31, 2007, compared to $248,000 sold during the quarter ended March 31, 2006. The $17.7 million proceeds from loans sold during the quarter ended March 31, 2007 were invested into short-term overnight investments in order to protect the Bank from interest rate risks due to the uncertainty of further Federal Reserve interest rate adjustments, as well as providing a readily available funding source.

Net loans and leases receivable held for investment declined to $725.1 million at March 31, 2007 from $735.9 million at December 31, 2006. During the quarter ended March 31, 2007, the Bank allowed certain credits to repay in order to protect itself from potential credit risk issues. A portion of the proceeds from principal repayments on loans held for investment were used to repay higher costing borrowings and maturing time deposits.

Deposits increased to $802.2 million at March 31, 2007 from $800.2 million at December 31, 2006. Checking accounts increased to $272.5 million at March 31, 2007 from $264.7 million at December 31, 2006, reflecting the Bank’s efforts of attracting increased levels of lower costing core deposits. Time deposits declined to $510.7 million at March 31, 2007 from $517.0 million at December 31, 2007. During the quarter ended March 31, 2007, and amid competitive pressure on interest rates, the Bank implemented a strategy to not renew certain maturing and higher costing time deposits, in order to absorb a portion of its short-term overnight investments while simultaneously controlling its time deposit cost. In addition, the Bank also repriced certain new and maturing time deposits at competitive market rates, and combined with the growth of lower costing checking accounts, provided an effective means of managing its deposit cost, amid competitive market rates.

FHLB advances, repurchase agreements and junior subordinated debentures declined to $16.3 million at March 31, 2007 from $21.4 million at December 31, 2006. FHLB advances and junior subordinated debentures, included therein, declined to $10.3 million at March 31, 2007 from $16.3 million at December 31, 2006, as the Bank deployed $6.0 million of excess overnight funds to repay its higher costing FHLB advances. Repurchase agreements increased to $6.0 million at March 31, 2007 from $5.1 million at December 31, 2006. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity increased to $82.5 million at March 31, 2007 from $78.8 million at December 31, 2006. See "Consolidated Statement of Stockholders' Equity" for additional information. At March 31, 2007, the Company's equity to assets ratio increased to 9.1% from 8.7% at December 31, 2006, reflecting the quarterly earnings, net of increased dividend payments, stock option exercises and common stock repurchases.

Accumulated other comprehensive loss was $440,000 at March 31, 2007 compared to $579,000 at December 31, 2006, reflecting an increase in the net market value of the investment portfolio. See “Note 5. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $82.4 million at March 31, 2007, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 22, 2007, the Company declared a cash dividend of $0.19 per share, payable April 27, 2007 to stockholders of record as of April 10, 2007. This dividend payment represents an 11.8% payment rate increase over the previous quarterly dividend payment, is a payout ratio of 44.2% of the basic earnings per share for the quarter ended March 31, 2007, and is the Company's 40th consecutive quarterly cash dividend.

During the quarter ended March 31, 2007, the Company acquired 62,511 shares of its common stock through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the repurchase plan are held as treasury stock, at cost. At March 31, 2007, 1,297,711 treasury shares were held totaling $26.7 million, compared to 1,466,089 shares held at December 31, 2006 totaling $29.1 million.

During the quarter ended March 31, 2007, 260,053 shares were issued from treasury shares for the exercise of stock options, compared to 79,976 shares issued from treasury shares during the quarter ended March 31, 2006. In addition, during the quarter ended March 31, 2007, 29,164 shares were tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 13,074 shares tendered the quarter ended March 31, 2006.

Comparison of Operating Results - Three Months Ended March 31, 2007 and 2006

General. Net income for the quarter ended March 31, 2007 was $4.3 million compared to $4.2 million for the quarter ended March 31, 2006. Basic earnings per share were $0.43 for the quarter ended March 31, 2007, compared to $0.44 per share for the quarter ended March 31, 2006. Diluted earnings per share were $0.43 the quarter ended March 31, 2007, compared to $0.42 per share for the quarter ended March 31, 2006.

Net income during the quarter ended March 31, 2007 was supported by the level of net interest income and increased noninterest income, during a period of slower loan growth and competitive pressure on interest rates and deposit flows in the market areas served by the Bank.

Interest Income. Interest income was $17.3 million for the quarter ended March 31, 2007, compared to $15.6 million for the quarter ended March 31, 2006. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $854.5 million for the quarter ended March 31, 2007, compared to $800.8 million for the quarter ended March 31, 2006, reflecting growth in loans and leases receivable held for investment between the respective periods. The yield on average interest-earning assets was 8.1% for the quarter ended March 31, 2007, compared to 7.8% for the quarter ended March 31, 2006, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $7.2 million for the quarter ended March 31, 2007, compared to $5.2 million for the quarter ended March 31, 2006, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $816.3 million for the quarter ended March 31, 2007, compared to $775.8 million for the quarter ended March 31, 2006. The effective cost of average deposits and borrowings was 3.5% for the quarter ended March 31, 2007, compared to 2.7% for the quarter ended March 31, 2006.

Net Interest Income. Net interest income was $10.1 million for the quarter ended March 31, 2007, compared to $10.4 million for the quarter ended March 31, 2006. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.6% for the quarter ended March 31, 2007, compared to 5.1% for the quarter ended March 31, 2006. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.7% for the quarter ended March 31, 2007, compared to 5.2% for the quarter ended March 31, 2006. The reduction in both the interest rate spread and net yield on interest-earning assets reflects the impact of the loan sale proceeds invested into short-term overnight investments as previously discussed, combined with slower loan growth during the quarter ended March 31, 2007.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded no provisions for credit losses in the quarter ended March 31, 2007, compared to $346,000 of provisions recorded in the quarter ended March 31, 2006.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments. The Bank maintains both general and specific allowances for loan and lease losses and a reserve for unfunded loan commitments at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses and reserve for unfunded loan commitments that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for loan and lease losses and the reserve for unfunded loan commitments.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for loan and lease losses and reserve for unfunded loan commitments. The factors supporting the allowances for loan and lease losses and the reserve for unfunded loan commitments do not diminish the fact that the entire allowances for loan and lease losses and the reserve for unfunded loan commitments are available to absorb losses in the loan and leases portfolio and the related loan commitment portfolio, respectively. The Bank’s principal focus is on the adequacy of the total allowances for loan and lease losses and the reserve for unfunded loan commitments.

The Bank’s general and specific allowances for loan and leases losses were $8.5 million and $612,000, respectively, at March 31, 2007, compared to $8.7 million and $423,000, respectively, at December 31, 2006. The reserve for unfunded loan commitments was $765,000 at March 31, 2007 and December 31, 2006, respectively. The ratio of general and specific allowances for loan and lease losses to loans and leases, net of loans-in-process and deferred loan fees, was 1.2% at March 31, 2007 and December 31, 2006, respectively. The ratio of the reserve for unfunded loan commitments to unfunded loan commitments was .5% at March 31, 2007 and December 31, 2006, respectively. See “Note 4. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

During the quarter ended March 31, 2007, the Bank foreclosed on certain residential mortgage loans, and as a result other real estate owned increased to $1.1 million at March 31, 2007 from $634,000 at December 31, 2006. Non-performing loans were $3.0 million at March 31, 2007 compared to $2.7 million at December 31, 2006. As a result of this, the allocation of specific allowances for loan losses was increased to $612,000 at March 31, 2007 from $423,000 at December 31, 2006.

Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for credit losses is adequate. However, future additions to the allowance for losses may be necessary based on changes in economic conditions and other factors.

Noninterest Income. Noninterest income increased to $2.5 million for the quarter ended March 31, 2007, from $2.2 million for the quarter ended March 31, 2006. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected increased to $1.8 million for the quarter ended March 31, 2007, from $1.5 million for the quarter ended March 31, 2006. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded $215,000 of gains from sales of loans during the quarter ended March 31, 2007, compared to $187,000 during the quarter ended March 31, 2006, reflecting the Bank’s strategy to sell certain fixed-rate residential mortgage loans in order to protect itself from potential interest rate risk exposure due to rising interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.5 million for the quarter ended March 31, 2007, compared to $5.4 million for the quarter ended March 31, 2006. The largest component of these expenses, compensation and fringe benefits, was $3.3 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. Fulltime equivalent employees were 272 at March 31, 2007 compared to 266 at March 31, 2006. This increase is due to additional personnel resulting from opening a new loan-production office in Wilmington, North Carolina; expanding a limited service office in Durham, North Carolina to a full service branch office; and the administrative staff required to support the increase in earning-assets and checking accounts between the respective periods.

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

Income Taxes. Income tax expense was $2.8 million for the quarter ended March 31, 2007, compared to $2.7 million for the quarter ended March 31, 2006. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 39.2% for the quarter ended March 31, 2007, compared to 38.8% for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At March 31, 2007, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $158.1 million, compared to $146.5 million at December 31, 2006, representing 19.6% and 18.1% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at March 31, 2007 and December 31, 2006.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

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

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140”. This Statement permits fair value remeaurements for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after March 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no expected material effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140”. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measures at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after March 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 may have on its consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material effect on its consolidated financial statements.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2006. The Company does not believe that any material adverse changes in market risk exposures occurred since December 31, 2006.

The current period earnings growth reflects the Company’s success in increasing its net interest income during an environment of declining interest rates. The Company has made significant progress in restructuring its loan portfolio, in attracting lower costing core checking accounts and repricing higher costing certificates of deposit at lower rates, collectively allowing the Company to maintain more consistent net interest income.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item l. Legal Proceedings: The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2007 Beginning date: January 1 Ending date: January 31	24,743	$31.64	24,743	469,627

February 2007 Beginning date: February 1 Ending date: February 28	37,704	$30.96	37,704	431,923

March 2007 Beginning date: March 1 Ending date: March 31	64	$27.05	64	431,859

(1)	Shares were purchased pursuant to a stock repurchase program announced on January 9, 2007. This repurchase program will expire on January 8, 2008.

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

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: May 7, 2007	Date: May 7, 2007