Form 10-Q
period 2007-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2007-08-08
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Number of shares of common stock outstanding as of July 31, 2007: 9,940,196

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30	December 31
	2007	2006 *
	(unaudited)
Assets

Cash and due from banks	$23,375,799	$24,608,819
Interest-bearing deposits in financial institutions	22,847,927	1,194,801
Investment securities - available for sale	47,799,268	56,454,127
Mortgage-backed securities - available for sale	37,342,754	35,066,627
Mortgage-backed securities - held for investment	1,483,426	1,662,540
Loans and leases receivable, net:
Held for sale	14,331,790	25,576,080
Held for investment	731,060,684	735,860,969
Premises and equipment, net	9,405,091	8,898,009
Real estate owned	1,344,279	634,434
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	1,635,100	1,933,300
Accrued interest receivable	5,207,707	5,398,477
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,231,869	1,266,530
Identifiable intangible assets	212,220	227,940
Prepaid expenses and other assets	9,071,112	7,546,676

Total assets	$910,567,602	$910,547,905

Liabilities and Stockholders' Equity

Deposits:
Demand	$266,354,066	$264,722,202
Savings	18,899,098	18,481,271
Large denomination certificates of deposit	191,286,717	181,078,901
Other time	322,550,492	335,906,107
Total deposits	799,090,373	800,188,481
Borrowed money	7,055,954	11,139,947
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	10,805,559	10,112,899
Total liabilities	827,261,886	831,751,327

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,940,196 and 9,788,133 shares outstanding, respectively	99,402	97,881
Additional paid-in capital	36,819,700	38,165,536
Retained earnings, substantially restricted	75,030,017	70,217,380
Treasury stock at cost	(27,554,550)	(29,104,894)
Accumulated other comprehensive loss, net	(1,088,853)	(579,325)
Total stockholders' equity	83,305,716	78,796,578

Total liabilities and stockholders' equity	$910,567,602	$910,547,905

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006		2007	2006

Interest income:
Interest and fees on loans	$16,177,817	$15,670,559		$32,164,404	$30,283,718
Interest and dividends on investments and deposits	1,347,839	1,122,936		2,683,217	2,091,044
Total interest income	17,525,656	16,793,495		34,847,621	32,374,762

Interest expense:
Interest on deposits	6,997,293	5,608,152		13,866,119	10,456,391
Interest on borrowings	77,046	271,843		220,388	457,653
Interest on junior subordinated notes	212,111	202,144		419,955	389,066
Total interest expense	7,286,450	6,082,139		14,506,462	11,303,110

Net interest income	10,239,206	10,711,356		20,341,159	21,071,652
Provision for credit losses	100,000	436,500		100,000	782,878
Net interest income after provision for credit losses	10,139,206	10,274,856		20,241,159	20,288,774

Non-interest income:
Fees and service charges	1,821,399	1,703,624		3,638,137	3,229,981
Loan servicing fees	164,600	165,136		326,699	334,425
Gain (loss) on sale of real estate, net	19,501	1,943		19,359	2,510
Gain on sale of mortgage loans	37,675	116,524		252,319	303,908
Other income	338,344	323,898		629,513	684,015
Total non-interest income	2,381,519	2,311,125		4,866,027	4,554,839

Non-interest expense:
Compensation and fringe benefits	3,348,150	3,337,276		6,646,076	6,657,212
Federal insurance premiums	24,160	23,205		48,447	47,112
Premises and equipment	465,656	447,803		938,749	882,134
Advertising	28,992	44,872		55,488	77,341
Payroll and other taxes	314,291	398,225		666,256	723,578
Data processing	624,449	596,680		1,246,060	1,165,865
Amortization of intangible assets	98,475	93,007		195,444	187,704
Other	584,907	621,145		1,213,861	1,178,821
Total non-interest expense	5,489,080	5,562,213		11,010,381	10,919,767

Income before income taxes	7,031,645	7,023,768		14,096,805	13,923,846

Income taxes	2,720,558	2,736,861		5,487,721	5,413,640

Net income	$4,311,087	$4,286,907		$8,609,084	$8,510,206

Per share data:
Basic earnings per share	$0.43	$0.44	*	$0.87	$0.88	*
Diluted earnings per share	$0.43	$0.43	*	$0.86	$0.86	*
Dividends per share	$0.19	$0.17	*	$0.38	$0.34	*
Weighted average shares-Basic	9,943,148	9,719,014	*	9,937,037	9,651,379	*
Weighted average shares-Diluted	10,055,509	10,010,945	*	10,062,394	9,945,445	*

(*) Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2007
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2006	$97,881	$38,165,536	$70,217,380	$(29,104,894)	$(579,325)	$78,796,578

Net income			8,609,084			8,609,084

Other comprehensive loss, net of taxes					(509,528)	(509,528)

Exercise of stock options	2,901	(4,466,014)		5,817,161		1,354,048

Tax benefit of stock options exercised		2,348,052				2,348,052

Shares traded to exercise options	(340)	728,103		(1,040,493)		(312,730)

Acquisition of treasury shares	(1,040)			(3,226,324)		(3,227,364)

Stock based compensation		44,023				44,023

Dividends ($0.38 per share)			(3,796,447)			(3,796,447)

Balance, June 30, 2007	$99,402	$36,819,700	$75,030,017	$(27,554,550)	$(1,088,853)	$83,305,716

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2007	2006

Operating activities:
Net income	$8,609,084	$8,510,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	100,000	782,878
Depreciation	405,136	424,584
Amortization of intangibles	195,444	187,704
Accretion of discounts on securities, net	(9,685)	(73,320)
Gain on disposal of premises and equipment and real estate owned	(22,212)	(2,391)
Gain on loans held for sale	(252,319)	(303,908)
Stock based compensation expense	44,023	58,275
Originations of loans held for sale, net	(13,030,957)	(19,055,565)
Proceeds from sale of loans held for sale	19,004,781	247,756
Other operating activities	(677,254)	2,053,135
Net cash provided by (used in) operating activities	14,366,041	(7,170,646)
Investing activities:
Proceeds from maturities of investment securities available for sale	9,000,000	5,050,000
Purchases of investment securities available for sale	(500,000)	(10,000,000)
Proceeds from principal repayments of mortgage-backed securities available for sale	2,569,007	703,832
Proceeds from principal repayments of mortgage-backed securities held for investment	179,114	224,849
Originations of loans held for investment, net of principal repayments	3,811,306	(40,263,175)
Proceeds from disposal of premises and equipment and real estate owned	201,493	11,067
Sale (purchase) of FHLB stock	298,200	(1,051,900)
Purchase of premises and equipment	(912,365)	(601,636)
Net cash provided by (used in) investing activities	14,646,755	(45,926,963)
Financing activities:
Net increase (decrease) in deposit accounts	(1,098,108)	39,216,095
Net decrease in FHLB borrowings	(6,000,000)	18,450,000
Purchase of treasury shares	(3,227,364)	(559,488)
Proceeds from exercise of stock options, net of tax benefit	3,389,370	(2,986,636)
Cash paid for dividends and fractional shares	(3,572,595)	(2,883,541)
Net change in repurchase agreements	1,916,007	(501,352)
Net cash provided by (used in) financing activities	(8,592,690)	50,735,078

Increase (decrease) in cash and cash equivalents	20,420,106	(2,362,531)

Cash and cash equivalents, beginning of period	25,803,620	32,943,392

Cash and cash equivalents, end of period	$46,223,726	$30,580,861

Supplemental disclosures:
Real estate acquired in settlement of loans	$888,979	$53,603
Exchange of loans for mortgage-backed securities	$5,522,785	$17,203,225
Dividends declared, not paid	$1,888,637	$1,598,619

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

Note 2. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, in the form of a 50% stock dividend, payable May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All prior period share and per share data has been adjusted to reflect the stock split.

Note 3. Earnings Per Share. Basic and diluted earnings per share for the three and six month periods ended June 30, 2007 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For both the three and six months ended June 30, 2007, there were 12,250 stock options, respectively, compared to 1,500 and 6,000 for the three and six months ended June 30, 2006, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the respective three and six month periods ended June 30, 2007 and 2006.

Note 4. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and the reserve for unfunded loan commitments, is summarized as follows:

	Allowance	Reserve for	Allowance
	for Loan and	Unfunded	for Credit
	Lease Losses	Commitments	Losses
Balance at December 31, 2006	$9,157,597	$764,940	$9,922,537
Provision for credit losses	100,000		100,000
Reclassification	(2,000)	2,000	-
Loans and leases charged-off	(98,709)	-	(98,709)
Loans and leases recovered	15,526	-	15,526
Net (charge-offs)/recoveries	$(14,817)	$-	$(14,817)
Balance at June 30, 2007	$9,172,414	$766,940	$9,939,354

	June 30,	December 31,
	2007	2006
Allowance for Credit Losses Ratios:
Allowances for loan and lease losses/total loans and leases	1.21%	1.19%
Reserve for unfunded loan commitments/unfunded commitments	0.47%	0.52%
Allowance for credit losses/total loans and leases	1.31%	1.29%

Note 5. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,311,087	$4,286,907	$8,609,084	$8,510,206
Reclassification of gain on
sale of securities	-	-	-	-
Losses unrealized, net
of income taxes	(648,768)	(613,244)	(509,528)	(1,085,615)
Other comprehensive loss	(648,768)	(613,224)	(509,528)	(1,085,615)
Comprehensive income	$3,662,319	$3,673,683	$8,099,556	$7,424,591

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

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Under this application, the Company records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. At June 30, 2007, the Plan includes 254,529 granted unexercised shares and 982,207 shares available to be granted. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of option activity under the Plan as of June 30, 2007 and 2006, and changes during the three and six month periods ended June 30, 2007 and 2006, is presented below:

	Options	Options		Intrinsic
Three Months Ended June 30, 2007:	Available	Outstanding	Price	Value
Outstanding at March 31, 2007	985,277	281,571	$12.14
Granted	(3,000)	3,000	$27.57
Forfeited	-	-	$-
Exercised		(30,042)	$7.01
Outstanding at June 30, 2007	982,027	254,529	$12.93	$3,554,992
Vested and Exercisable at June 30, 2007		211,929	$10.56	$3,463,596

				Aggregate
	Options	Options		Intrinsic
Six months Ended June 30, 2007:	Available	Outstanding	Price	Value
Outstanding at December 31, 2006	988,277	538,374	$9.65
Granted	(7,750)	7,750	$27.94
Forfeited	1,500	(1,500)	$23.66
Exercised		(290,095)	$7.18
Outstanding at June 30, 2007	982,027	254,529	$12.93	$3,554,992

				Aggregate
	Options	Options		Intrinsic
Three Months Ended June 30, 2006:	Available	Outstanding	Price	Value
Outstanding at March 31, 2006	1,002,777	936,889	$7.58
Granted	(7,500)	7,500	$26.60
Forfeited	-	-	$-
Exercised		(377,389)	$5.59
Outstanding at June 30, 2006	995,277	567,000	$9.15	$14,220,360
Vested and Exercisable at June 30, 2006		499,375	$7.77	$13,213,463

				Aggregate
	Options	Options		Intrinsic
Six Months Ended June 30, 2006:	Available	Outstanding	Price	Value
Outstanding at December 31, 2005	1,003,977	1,055,653	$7.34
Granted	(10,500)	10,500	$26.06
Forfeited	1,800	(1,800)	$23.45
Exercised		(497,353)	$5.60
Outstanding at June 30, 2006	995,277	567,000	$9.15	$14,220,360

Three Months Ended June 30, 2007:	Shares	Price
Nonvested at March 31, 2007	52,750	$23.53
Granted	3,000	$27.57
Forfeited	-	$-
Vested	(13,150)	$20.48
Nonvested at June 30, 2007	42,600	$24.75

Six Months Ended June 30, 2007:	Shares	Price
Nonvested at December 31, 2006	53,250	$22.89
Granted	7,750	$27.94
Forfeited	(1,500)	$23.45
Vested	(16,900)	$20.44
Nonvested at June 30, 2007	42,600	$24.75

Three Months Ended June 30, 2006:	Shares	Price
Nonvested at March 31, 2006	73,125	$18.43
Granted	7,500	$26.60
Forfeited	-	$-
Vested	(13,000)	$18.33
Nonvested at June 30, 2006	67,625	$19.36

Six Months Ended June 30, 2006:	Shares	Price
Nonvested at December 31, 2005	75,300	$18.22
Granted	10,500	$26.06
Forfeited	(1,800)	$23.45
Vested	(16,375)	$17.98
Nonvested at June 30, 2006	67,625	$19.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend growth rate	17%	17%	17%	17%
Expected volatility	22.4%	21.9%	22.5%	21.9%
Average risk-free interest rate	4.55%	4.36%	4.55%	4.82%
Expected lives - years	6	6	6	6

The weighted-average fair value of options granted during the three and six months ended June 30, 2007 was $4.88 and $5.16, respectively.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2007, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.41 - 5.50	92,713.83		$5.41	92,713	$5.41
$6.87 - 10.37	39,304	3.94	$8.37	39,304	$8.37
$14.97 - 16.61	49,812	5.73	$16.07	46,062	$16.10
$16.77 - 29.28	61,950	8.18	$21.20	33,850	$19.65
$30.81 - 33.30	10,750	9.12	$32.35	-	$-
	254,529	3.64	$12.93	211,929	$10.56

As of June 30, 2007, there was $168,580 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized the next 4.5 years.

The intrinsic value of options exercised during the three and six months ended June 30, 2007 was $688,843 and $6,856,391, compared to intrinsic value of $8,318,181 and $10,451,460 of options exercised during the three and six months ended June 30, 2006.

The amount of cash received and value of shares tendered for payment of option exercises for the three and six months ended June 30, 2007 was $210,504 and $2,082,151, compared to $2,109,966 and $2,786,263 for the three and six months ended June 30, 2006.

The income tax benefits realized for income tax credits arising from option exercises of the share-based payment arrangements was $202,976 and $2,348,052 for the three and six months ended June 30, 2007, compared to $3,075,694 and $3,806,332 for the three and six months ended June 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended June 30, 2007 and 2006 are $19,493 and $18,105; and $33,676 and $30,823 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for both the three months ended June 30, 2007 and 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting SFAS 123R the Company’s income before income taxes and net income for the six months ended June 30, 2007 and June 30, 2006 are $39,104 and $34,959; and $58,275 and $52,568 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for both the six months ended June 30, 2007 and 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets were $910.6 million at June 30, 2007 compared to $910.5 million at December 31, 2006. Earning assets were $856.5 million at June 30, 2007 compared to $857.7 million at December 31, 2006, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 94.1% of total assets at June 30, 2007 compared to 94.2% at December 31, 2006.

Interest-bearing overnight deposits in financial institutions were $22.8 million at June 30, 2007, compared to $1.2 million at December 31, 2006. During the six months ended June 30, 2007, $19.0 million of proceeds from real estate mortgage loan sales were invested into short-term investments. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $85.1 million at June 30, 2007 and $91.5 million at December 31, 2006. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during both the three and six months ended June 30, 2007 and 2006. During the three and six months ended June 30, 2007, $5.5 million of mortgage loans held for sale were securitized into mortgage-backed securities, compared to $17.2 million securitized during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, $8.0 million and $9.0 million of proceeds from maturities of investment securities available for sale were used for liquidity management activities and daily operations, compared to $5.1 million of maturities during both the three and six months ended June 30, 2006.

Mortgage-backed securities held for investment were $1.5 million at June 30, 2007, compared to $1.7 million at December 31, 2006, reflecting scheduled principal payments.

Loans held for sale were $14.3 million at June 30, 2007 compared to $25.6 million at December 31, 2006. The sale of loans held for sale were $1.3 million and $17.7 million for the three and six months ended June 30, 2007, compared to $248,000 sold during both the three and six months ended June 30, 2006. As discussed above, the proceeds from loans sold during the three and six months ended June 30, 2007 were invested into short-term overnight investments in order to protect the Bank from interest rate risks due to the uncertainty of further Federal Reserve interest rate adjustments, as well as providing a readily available funding source. In addition, as discussed above, certain held for sale mortgage loans were securitized in to available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment were $731.1 million at June 30, 2007 compared to $735.9 million at December 31, 2006, reflecting a period of slower loan demand in the Bank’s market area. During the three and six months ended June 30, 2007, a portion of the proceeds from principal repayments on loans held for investment were used to repay higher costing borrowings and maturing time deposits.

Deposits increased were $799.1 million at June 30, 2007 compared to $800.2 million at December 31, 2006. Checking accounts increased to $266.4 million at June 30, 2007 from $264.7 million at December 31, 2006, reflecting efforts of attracting increased levels of lower costing core deposits. Time deposits declined to $513.8 million at June 30, 2007 from $517.0 million at December 31, 2006. During the three and six months ended June 30, 2007, and amid competitive pressure on interest rates, the Bank implemented a strategy to not renew certain maturing higher costing time deposits, in order to absorb a portion of its short-term overnight investments while simultaneously controlling its time deposit cost. The Bank also repriced certain new and maturing time deposits at competitive market rates, and combined with the growth of lower costing checking accounts, provided an effective means of managing its deposit cost.

FHLB advances, repurchase agreements and junior subordinated debentures declined to $17.4 million at June 30, 2007 from $21.4 million at December 31, 2006. FHLB advances and junior subordinated debentures, included therein, declined to $10.3 million at June 30, 2007 from $16.3 million at December 31, 2006, as the Bank repaid $6.0 million of higher costing FHLB advances. Repurchase agreements increased to $7.1 million at June 30, 2007 from $5.1 million at December 31, 2006. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity increased to $83.3 million at June 30, 2007 from $78.8 million at December 31, 2006. At June 30, 2007, the Company's equity to assets ratio was 9.1%, compared to 8.7% at December 31, 2006, reflecting the net effect of earnings growth, dividend payments, stock option exercises and common stock purchases. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive loss was $1.1 million at June 30, 2007 compared to $579,000 at December 31, 2006, reflecting a decline in the net market value of the investment portfolio resulting from an increase in interest rates. See “Note 5. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $82.9 million at June 30, 2007, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On June 28, 2007, the Company declared a cash dividend of $0.19 per share, payable July 27, 2007 to stockholders of record as of July 10, 2007. This dividend payment represents a payout ratio of 44.2% of the basic earnings per share for the quarter ended June 30, 2007, and is the Company's forty-first consecutive quarterly cash dividend.

During the three and six months ended June 30, 2007, the Company acquired 41,476 and 103,987 shares of its common stock, respectively, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its outstanding common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2007, 1,314,026 treasury shares were held totaling $27.6 million, compared to 1,466,089 shares held at December 31, 2006 totaling $29.1 million.

During the three and six months ended June 30, 2007, 30,042 and 290,095 shares, respectively, were issued as a result of the exercise of stock options, compared to 377,389 and 497,353 shares, respectively, issued during the three and six months ended June 30, 2006. In addition, during the three and six months ended June 30, 2007, 4,881 and 34,045 shares, respectively, were tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 129,461 and 142,535 tendered during the three and six months ended June 30, 2006.

Comparison of Operating Results - Three and Six Months Ended June 30, 2007 and 2006

General. Net income for the three and six months ended June 30, 2007 was $4.3 million and $8.6 million, respectively, compared to $4.3 million and $8.5 million for the three and six months ended June 30, 2006. Basic earnings per share were $0.43 and $0.87 per share for the three and six months ended June 30, 2007, compared to $0.44 and $0.88 per share for the three and six months ended June 30, 2006. Diluted earnings per share were $0.43 and $0.86 for both the three and six month ended June 30, 2007 and 2006.

Core earnings during the three and six months ended June 30, 2007 were supported by maintaining a constant volume of net interest income, during a period of continuing uncertainty of further Federal Reserve interest rate adjustments. Like many financial institutions located within the markets served by the Bank, core earnings continue to be influenced by a period of slower loan growth and competitive pressure on deposit flows and rates paid on deposits.

Key performance ratios, return on average assets (ROA), return on average equity (ROE), and efficiency continue to place the Company at the top of its peer group. ROA was 1.9% for both the three and six months ended June 30, 2007, compared to 1.9% and 2.0% for the three and six months ended June 30, 2006. ROE was 20.7% and 21.1% for the three and six months ended June 30, 2007, compared to 24.3% and 24.2% for the three and six months ended June 30, 2006.

The Company continues placing efforts on operating efficiency, resulting in an efficiency ratio of 43.4% and 43.6% for the three and six months ended June 30, 2007, compared to 42.6% and 42.5% for the three and six months ended June 30, 2006.

Interest Income. Interest income was $17.5 million and $34.8 million for the three and six months ended June 30, 2007, compared to $16.8 million and $32.4 million for the three and six months ended June 30, 2006. This increase is due to the increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $850.4 million and $851.7 million for the three and six months ended June 30, 2007, compared to $831.6 million and $816.6 million for the three and six months ended June 30, 2006, reflecting net growth in loans and leases receivable held for investment. The yield on average interest-earning assets was 8.2% for both the three and six months ended June 30, 2007, compared to 8.1% and 7.9% for the three and six months ended June 30, 2006, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $7.3 million and $14.5 million for the three and six months ended June 30, 2007, compared to $6.1 million and $11.3 million for the three and six months ended June 30, 2006, reflecting the increase in the volume of average interest-bearing liabilities and the increase in interest rates between the respective periods. Average deposits and borrowings were $809.7 million and $812.2 million for the three and six months ended June 30, 2007, compared to $803.4 million and $789.6 million for the three and six months ended June 30, 2006. The effective cost of average deposits and borrowings was 3.6% for both the three and six months ended June 30, 2007, compared to 3.0% and 2.9% for the three and six months ended June 30, 2006.

Net Interest Income. Net interest income was $10.2 million and $20.3 million for the three and six months ended June 30, 2007, compared to $10.7 million and $21.1 million for the three and six months ended June 30, 2006. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.6% for both the three and six months ended June 30, 2007, compared to 5.1% for both the three and six months ended June 30, 2006. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.8% for both the three and six months ended June 30, 2007, compared to 5.2% for both the three and six months ended June 30, 2006.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $100,000 of provisions for credit losses in both the three and six months ended June 30, 2007, compared to $437,000 and $783,000 recorded in the three and six months ended June 30, 2006.

Allowance for Loan and Lease Losses and Reserve for Unfunded Loan Commitments. The Bank maintains general and specific allowances for loan and lease losses and a reserve for unfunded loan commitments at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the allowance for loan and lease losses and the reserve for unfunded loan commitments.

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

The Bank’s general and specific allowances for loan and leases losses were $8.3 million and $872,000, respectively, at June 30, 2007, compared to $8.7 million and $423,000, respectively at December 31, 2006. The reserve for unfunded loan commitments was $767,000 at June 30, 2007, compared to $765,000 at December 31, 2006. The ratio of general and specific allowances for loan and lease losses to net loans and leases was 1.2% at both June 30, 2007 and December 31, 2006. The ratio of the reserve for unfunded loan commitments to unfunded loan commitments was .5% at both June 30, 2007 and December 31, 2006. See “Note 4. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Income. Noninterest income was $2.4 million and $4.9 million for the three and six months ended June 30, 2007, compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2006. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.8 million and $3.6 million for the three and six months ended June 30, 2007, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2006. Fees, service charges earned and insufficient funds fees collected during each period is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded $38,000 and $252,000 of gains from sales of loans during the three and six months ended June 30, 2007, compared to $117,000 and $304,000 during the three and six months ended June 30, 2006, reflecting the Bank’s strategy to sell certain fixed-rate residential mortgage loans in order to protect itself from potential interest rate risk exposure due to rising interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.5 million and $11.0 million for the three and six months ended June 30, 2007, compared to $5.6 million and $10.9 million for the three and six months ended June 30, 2006. The largest component of these expenses, compensation and fringe benefits, was $3.3 million and $6.6 million for the three and six months ended June 30, 2007, compared to $3.3 million and $6.7 million for the three and six months ended June 30, 2006. Fulltime equivalent employees were 279 at June 30, 2007 compared to 274 at June 30, 2006. Premises and equipment and data processing expenses have grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the opening of new branch offices. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in earning assets, deposits and branch office locations.

Income Taxes. Income tax expense was $2.7 million and $5.5 million for the three and six months ended June 30, 2007, compared to $2.7 million and $5.4 million for the three and six months ended June 30, 2006. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 38.7% and 38.9% for the three and six months ended June 30, 2007, compared to 39.0% and 38.9% for the three and six months ended June 30, 2006.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At June 30, 2007, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $148.8 million, compared to $146.5 million at December 31, 2006, representing 18.5% and 18.1% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2007 and December 31, 2006.

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

Income Taxes. Deferred tax asset and liability balances are determined by application to temporary differences the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2007
Beginning date: April 1	36,821	$31.04	36,821	395,038
Ending date: April 30

May 2007
Beginning date: May 1	4,280	$28.53	4,280	390,758
Ending date: May 31

June 2007
Beginning date: June 1	375	$27.42	375	390,383
Ending date: June 30

(1)	Shares were purchased pursuant to a stock repurchase program announced on January 9, 2007. This repurchase program will expire on January 8, 2008.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Stockholders held on May 24, 2007, the election of two directors was submitted to a vote of stockholders with the following results:

Name	For	Withheld
Three-year terms:
Linley H. Gibbs, Jr.	8,709,998	15,801
Thomas A. Vann	8,716,565	9,234

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: August 7, 2007	Date: August 7, 2007