Form 10-Q
period 2007-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2007-11-06
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Number of shares of common stock outstanding as of November 5, 2007: 9,892,357

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30	December 31
	2007	2006 *
	(unaudited)
Assets

Cash and due from banks	$27,280,279	$24,608,819
Interest-bearing deposits in financial institutions	556,261	1,194,801
Investment securities - available for sale	48,473,778	56,454,127
Mortgage-backed securities - available for sale	36,801,585	35,066,627
Mortgage-backed securities - held for investment	1,392,490	1,662,540
Loans and leases receivable, net:
Held for sale	17,218,072	25,576,080
Held for investment	743,491,451	735,860,969
Premises and equipment, net	9,351,587	8,898,009
Other real estate owned	1,523,907	634,434
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	2,244,501	1,933,300
Accrued interest receivable	5,536,483	5,398,477
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,145,520	1,266,530
Identifiable intangible assets	204,360	227,940
Prepaid expenses and other assets	8,482,280	7,546,676

Total assets	$907,921,130	$910,547,905

Liabilities and Stockholders' Equity

Deposits:
Demand	$262,183,474	$264,722,202
Savings	18,537,853	18,481,271
Large denomination certificates of deposit	192,308,646	181,078,901
Other time	304,598,286	335,906,107
Total deposits	777,628,259	800,188,481
Borrowed money	21,752,439	11,139,947
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	12,915,175	10,112,899
Total liabilities	822,605,873	831,751,327

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,902,577 and 9,788,133 shares outstanding, respectively	99,026	97,881
Additional paid-in capital	36,830,908	38,165,536
Retained earnings, substantially restricted	77,406,786	70,217,380
Treasury stock at cost	(28,633,099)	(29,104,894)
Accumulated other comprehensive loss, net	(388,364)	(579,325)
Total stockholders' equity	85,315,257	78,796,578

Total liabilities and stockholders' equity	$907,921,130	$910,547,905

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$16,366,868	$16,343,405	$48,531,272	$46,627,123
Interest and dividends on investments and deposits	1,272,019	1,184,504	3,955,236	3,275,549
Total interest income	17,638,887	17,527,909	52,486,508	49,902,672

Interest expense:
Interest on deposits	6,968,265	6,401,150	20,834,384	16,857,542
Interest on borrowings	114,683	343,224	335,071	800,877
Interest on junior subordinated notes	212,367	215,913	632,322	604,979
Total interest expense	7,295,315	6,960,287	21,801,777	18,263,398

Net interest income	10,343,572	10,567,622	30,684,731	31,639,274
Provision for credit losses	100,000	150,000	200,000	932,878
Net interest income after provision for credit losses	10,243,572	10,417,622	30,484,731	30,706,396

Non-interest income:
Fees and service charges	1,838,530	1,765,863	5,476,666	4,995,844
Loan servicing fees	161,418	166,898	488,117	501,323
Gain on sale of real estate, net	30,152	2,314	49,511	4,825
Gain on sale of mortgage loans	26,477	11,453	278,796	315,361
Other income	488,171	570,020	1,117,685	1,251,635
Total non-interest income	2,544,748	2,516,548	7,410,775	7,068,988

Non-interest expense:
Compensation and fringe benefits	3,552,536	3,440,189	10,198,611	10,097,401
Federal insurance premiums	22,993	24,109	71,440	71,221
Premises and equipment	497,051	449,374	1,435,801	1,331,508
Advertising	46,065	104,640	101,552	181,981
Payroll and other taxes	299,849	289,594	966,105	1,013,172
Data processing	623,359	599,612	1,869,419	1,765,477
Amortization of intangible assets	99,108	93,784	294,552	281,488
Other	675,159	756,655	1,889,021	1,933,077
Total non-interest expense	5,816,120	5,757,957	16,826,501	16,675,325

Income before income taxes	6,972,200	7,176,213	21,069,005	21,100,059

Income taxes	2,713,942	2,859,200	8,201,663	8,272,840

Net income	$4,258,258	$4,317,013	$12,867,342	$12,827,219

Per share data:
Basic earnings per share	$0.43	$0.44	$1.30	$1.32	*
Diluted earnings per share	$0.42	$0.43	$1.28	$1.29	*
Dividends per share	$0.19	$0.17	$0.57	$0.51	*
Weighted average shares-Basic	9,923,236	9,776,933	9,932,389	9,693,010	*
Weighted average shares-Diluted	10,030,595	10,070,678	10,050,553	9,981,253	*

(*)	Adjusted for May 25, 2006 three-for-two stock split.

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2007
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2006	$97,881	$38,165,536	$70,217,380	$(29,104,894)	$(579,325)	$78,796,578

Net income			12,867,342			12,867,342

Other comprehensive loss, net of taxes					190,961	190,961

Exercise of stock options	2,925	(4,516,257)		5,867,387		1,354,055

Tax benefit of stock options exercised		2,365,050				2,365,050

Shares traded to exercise options	(353)	747,432		(1,073,799)		(326,720)

Acquisition of treasury shares	(1,427)			(4,321,793)		(4,323,220)

Stock based compensation		69,147				69,147

Dividends ($0.57 per share)			(5,677,936)			(5,677,936)

Balance, September 30, 2007	$99,026	$36,830,908	$77,406,786	$(28,633,099)	$(388,364)	$85,315,257

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2007	2006

Operating activities:
Net income	$12,867,342	$12,827,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	200,000	932,878
Depreciation	602,977	636,054
Amortization of intangibles	294,552	281,488
Accretion of discounts on securities, net	(11,267)	66,375
Gain on disposal of premises and equipment and real estate owned	(206,891)	(152,444)
Gain on loans held for sale	(278,796)	(315,361)
Stock based compensation expense	69,147	93,100
Originations of loans held for sale, net	(16,741,543)	(29,220,714)
Proceeds from sale of loans held for sale	19,855,562	655,505
Other operating activities	1,237,323	(1,787,908)
Net cash provided by (used in) operating activities	17,888,406	(15,983,808)
Investing activities:
Proceeds from maturities of investment securities available for sale	9,000,000	10,050,000
Purchases of investment securities available for sale	(500,000)	(25,000,000)
Proceeds from principal repayments of mortgage-backed securities available for sale	3,595,081	1,683,407
Proceeds from principal repayments of mortgage-backed securities held for investment	270,050	317,918
Originations of loans held for investment, net of principal repayments	(9,347,409)	(43,391,916)
Proceeds from disposal of premises and equipment and real estate owned	1,192,808	390,573
Purchase of FHLB stock	(311,201)	(388,100)
Purchase of premises and equipment	(1,415,018)	(654,633)
Net cash provided by (used in) investing activities	2,484,311	(56,992,751)
Financing activities:
Net increase (decrease) in deposit accounts	(22,560,222)	69,759,157
Net increase in FHLB borrowings	7,400,000	1,700,000
Purchase of treasury shares	(5,397,372)	(607,224)
Proceeds from exercise of stock options, net of tax benefit	4,466,537	967,085
Cash paid for dividends and fractional shares	(5,461,232)	(4,544,079)
Net change in repurchase agreements	3,212,492	1,909,107
Net cash provided by (used in) financing activities	(18,339,797)	69,184,046

Increase (decrease) in cash and cash equivalents	2,032,920	(3,792,513)

Cash and cash equivalents, beginning of period	25,803,620	32,943,392

Cash and cash equivalents, end of period	$27,836,540	$29,150,879

Supplemental disclosures:
Real estate acquired in settlement of loans	$1,516,927	$1,045,387
Exchange of loans for mortgage-backed securities	$5,522,785	$17,203,225
Dividends declared, not paid	$1,881,490	$1,663,416

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.

Note 2. Stock Split. On April 20, 2006 the Company declared a three-for-two stock split, paid as a 50% stock dividend on May 25, 2006 to stockholders of record as of May 4, 2006. Stockholders received one additional share of common stock for every two shares held on the record date. All share and per share data has for the nine months ended September 30, 2006 have been adjusted to reflect the stock split.

Note 3. Earnings Per Share. Basic and diluted earnings per share are calculated based on weighted average shares of common stock outstanding during each respective period, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. At September 30, 2007, there were 17,250 stock options compared to 7,250 stock options at September 30, 2006 that were antidilutive, since the exercise price exceeded the average market price of the Company’s common stock for the respective periods. Antidilutive stock options have been omitted from the calculation of diluted earnings per share for the respective 2007 and 2006 periods.

Note 4. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance	Allowance	Allowance
	for Loan and	for Unfunded	for Credit
	Lease Losses	Commitments	Losses
Balance at December 31, 2006	$9,157,597	$764,940	$9,922,537
Provision for credit losses	200,000	-	200,000
Reclassification	38,889	(38,889)	-
Loans and leases charged-off	(162,802)	-	(162,802)
Loans and leases recovered	32,934	-	32,934
Net (charge-offs)/recoveries	$(129,868)	$-	$(129,868)
Balance at September 30, 2007	$9,266,618	$726,051	$9,992,669

	September 30,	December 31,
	2007	2006
Allowance for Credit Losses Ratios:
Allowances for loan and lease losses/total loans and leases	1.20%	1.19%
Allowance for unfunded loan commitments/unfunded commitments	0.43%	0.52%
Allowance for credit losses/total loans and leases	1.30%	1.29%

Note 5. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. The following table reflects the Company's other comprehensive income for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$4,258,258	$4,317,013	$12,867,342	$12,827,219
Reclassification of gain on sale of securities	-	-	-	-
Gains (losses) unrealized, net of income taxes	700,489	829,700	190,961	(255,915)
Other comprehensive income (loss)	700,489	829,700	190,961	(255,915)
Comprehensive income	$4,958,747	$5,146,713	$13,058,303	$12,571,304

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

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"). The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. At September 30, 2007, the Plan includes 253,133 granted unexercised shares and 981,207 shares available to be granted. The option price is required to be 100% of the stock's fair market value as defined, with an exception for any shareholder with more than a 10% ownership interest in the Company. The exercise price is required to be 110% of the stock's fair market value for these options holders. Vesting is determined on the date of the grant. Options have a 10-year life; however, there are additional limitations for shareholders with more than a 10% ownership interest in the Company. The Plan also has a change of control provision under which all options immediately vest if a change of control, as defined, occurs.

A summary of option activity under the Plan as of September 30, 2007 and 2006, and changes during the three and nine month periods ended September 30, 2007 and 2006, is presented below:

				Aggregate
	Options	Options		Intrinsic
Three Months Ended September 30, 2007:	Available	Outstanding	Price	Value
Outstanding at June 30, 2007	982,027	254,529	$12.93
Granted	(1,000)	1,000	$27.92
Forfeited	-	-	$-
Exercised		(2,396)	$8.01
Outstanding at September 30, 2007	981,027	253,133	$13.04	$3,321,534
Vested and Exercisable at September 30, 2007		216,283	$10.95	$3,289,032

				Aggregate
	Options	Options		Intrinsic
Nine months ended September 30, 2007:	Available	Outstanding	Price	Value
Outstanding at December 31, 2006	988,277	538,374	$9.65
Granted	(8,750)	8,750	$27.94
Forfeited	1,500	(1,500)	$23.66
Exercised		(292,491)	$7.19
Outstanding at September 30, 2007	981,027	253,133	$13.04	$3,321,534

				Aggregate
	Options	Options		Intrinsic
Three Months Ended September 30, 2006:	Available	Outstanding	Price	Value
Outstanding at June 30, 2006	995,277	567,000	$9.15
Granted	(8,250)	8,250	$32.87
Forfeited	-	-	$-
Exercised		(15,287)	$8.99
Outstanding at September 30, 2006	987,027	559,963	$9.51	$11,805,598
Vested and Exercisable at September 30, 2006		490,838	$7.86	$11,156,251

				Aggregate
	Options	Options		Intrinsic
Nine months ended September 30, 2006:	Available	Outstanding	Price	Value
Outstanding at December 31, 2005	1,003,977	1,055,653	$7.34
Granted	(18,750)	18,750	$29.06
Forfeited	1,800	(1,800)	$23.45
Exercised		(512,640)	$5.70
Outstanding at September 30, 2006	987,027	559,963	$9.51	$11,805,598

A summary of nonvested option shares as of September 30, 2007 and 2006, and changes during the three and nine month periods ended September 30, 2007 and 2006, is presented below:

Three Months Ended September 30, 2007:	Shares	Price
Nonvested at June 30, 2007	42,600	$24.75
Granted	1,000	$27.92
Forfeited	-	$-
Vested	(6,750)	$22.37
Nonvested at September 30, 2007	36,850	$25.28

Nine months ended September 30, 2007:	Shares	Price
Nonvested at December 31, 2006	53,250	$22.89
Granted	8,750	$27.94
Forfeited	(1,500)	$23.45
Vested	(23,650)	$20.99
Nonvested at September 30, 2007	36,850	$25.28

Three Months Ended September 30, 2006:	Shares	Price
Nonvested at June 30, 2006	67,625	$19.36
Granted	8,250	$32.87
Forfeited	-	$-
Vested	(6,750)	$17.06
Nonvested at September 30, 2006	69,125	$21.20

Nine months ended September 30, 2006:	Shares	Price
Nonvested at December 31, 2005	75,300	$18.22
Granted	18,750	$29.06
Forfeited	(1,800)	$23.45
Vested	(23,125)	$17.71
Nonvested at September 30, 2006	69,125	$21.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Dividend growth rate	17%	17%	17%	17%
Expected volatility	22.6%	22.3%	22.4%	22.3%
Average risk-free interest rate	4.47%	5.00%	4.53%	4.89%
Expected lives - years	6	6	6	6

The weighted-average fair value of options granted during the three and nine months ended September 30, 2007 was $4.91 and $5.13, respectively.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2007, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.41 – 5.50	92,713.58		$5.41	92,713	$5.41
$6.87 – 10.37	36,908	3.69	$8.39	36,908	$8.39
$14.97 – 16.61	49,812	5.48	$16.07	49,812	$16.07
$16.77 – 29.28	62,950	7.96	$21.30	34,600	$19.77
$29.83 – 33.30	10,750	8.87	$32.35	2,250	$32.51
	253,133	3.43	$13.04	216,283	$10.95

As of September 30, 2007, there was $143,451 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized the next 4.5 years.

The intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $42,979 and $6,899,370, compared to intrinsic value of $362,862 and $10,814,323 of options exercised during the three and nine months ended September 30, 2006.

The amount of cash received and value of shares tendered for payment of option exercises for the three and nine months ended September 30, 2007 was $19,329 and $2,101,480, compared to $137,419 and $2,923,682 for the three and nine months ended September 30, 2006.

The income tax benefits realized for income tax credits arising from option exercises of the share-based payment arrangements was $16,998 and $2,365,051 for the three and nine months ended September 30, 2007, compared to $9,972 and $3,816,303 for the three and nine months ended September 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2007 and 2006 are $25,124 and $23,736; and $34,825 and $31,972 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for both the three months ended September 30, 2007 and 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting SFAS 123R the Company’s income before income taxes and net income for the nine months ended September 30, 2007 and September 30, 2006 are $69,147 and $63,614; and $93,100 and $85,541 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for both the nine months ended September 30, 2007 and 2006 are the same as if the Company had continued to account for share-based compensation under APB 25.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006. Total assets were $907.9 million at September 30, 2007 compared to $910.5 million at December 31, 2006. Earning assets were $850.2 million at September 30, 2007 compared to $857.7 million at December 31, 2006, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 93.6% of total assets at September 30, 2007 compared to 94.2% at December 31, 2006.

Interest-bearing overnight deposits in financial institutions were $556,000 at September 30, 2007, compared to $1.2 million at December 31, 2006. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment and mortgage-backed securities available for sale were $85.3 million at September 30, 2007 and $91.5 million at December 31, 2006. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no securities available for sale during both the three and nine months ended September 30, 2007 and 2006. During both the three months ended September 30, 2007 and 2006, no mortgage loans held for sale were securitized into mortgage-backed securities, compared to $5.5 million and $17.2 million, securitized during both the nine months ended September 30, 2007 and 2006. Mortgage-backed securities held for investment were $1.4 million at September 30, 2007, compared to $1.7 million at December 31, 2006, reflecting scheduled principal payments.

During the three months ended September 30, 2007, there were no proceeds from maturities of investment securities available for sale, compared $9.0 million of maturities during the nine months ended September 30, 2007 and $5.0 million and $10.1 million, respectively, of maturities during the three and nine months ended September 30, 2006. Proceeds from investment securities are primarily used as an additional funding source for liquidity management activities and funding daily operations.

Loans held for sale were $17.2 million at September 30, 2007 compared to $25.6 million at December 31, 2006. The sale of loans held for sale were $851,000 and $19.9 million for the three and nine months ended September 30, 2007, compared to $408,000 and $656,000 sold during the three and nine months ended September 30, 2006. The proceeds from loans sold during the three and nine months ended September 30, 2007 were used as an additional funding source to fund loan originations and the maturities of higher costing time deposits.  Loans sold and serviced for others was $244.9 million at September 30, 2007, compared to $245.6 million at December 31, 2006. As discussed above, during the nine month periods ended September 30, 2007 and 2006, certain held for sale mortgage loans were securitized into available for sale mortgage-backed securities in order to support future liquidity management needs.

Net loans and leases receivable held for investment were $743.5 million at September 30, 2007 compared to $735.9 million at December 31, 2006. The net loan and leases receivable held for investment grew at an annualized rate of 6.8% during the quarter ended September 30, 2007, compared to a 1.1% annualized growth rate during the quarter ended September 30, 2006. This growth reflects the Bank’s continued efforts to grow its commercial loan, consumer loan and leases receivable portfolio.

Deposits were $777.6 million at September 30, 2007 compared to $800.2 million at December 31, 2006. Demand accounts were $262.2 million at September 30, 2007 compared $264.7 million at December 31, 2006, reflecting the Bank’s current volume of lower costing core deposits. Time deposits declined to $496.9 million at September 30, 2007 from $517.0 million at December 31, 2006. During the three and nine months ended September 30, 2007, amid intense competition on interest rates, the Bank implemented a strategy to not renew certain maturing higher costing time deposits, in order to absorb lower yielding short-term overnight investments while simultaneously controlling its time deposit cost. In addition, the Bank repriced certain new and maturing time deposits at competitive market rates and also replaced certain maturing higher costing time deposits with lower costing FHLB borrowings, providing an effective means of managing its overall cost of funds.

FHLB advances, repurchase agreements and junior subordinated debentures increased to $32.1 million at September 30, 2007 from $21.4 million at December 31, 2006. FHLB advances and junior subordinated debentures, included therein, increased to $23.7 million at September 30, 2007 from $16.3 million at December 31, 2006, as lower costing FHLB advances increased to $13.4 million at September 30, 2007 from $6.0 million at December 31, 2006. Repurchase agreements increased to $8.4 million at September 30, 2007 from $5.1 million at December 31, 2006. These borrowings represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity increased to $85.3 million at September 30, 2007 from $78.8 million at December 31, 2006. At September 30, 2007, the Company's equity to assets ratio was 9.4%, compared to 8.7% at December 31, 2006, reflecting the net effect of earnings, dividend payments, stock option exercises and stock purchases. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive loss was $388,000 at September 30, 2007 compared to $579,000 at December 31, 2006, reflecting an increase in the net market value of the investment portfolio resulting from the recent decline in market interest rates. See “Note 5. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $85.0 million at September 30, 2007, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On September 27, 2007, the Company declared a cash dividend of $0.19 per share, payable October 26, 2007 to stockholders of record as of October 10, 2007. This dividend payment represents a payout ratio of 44.2% of the basic earnings per share for the quarter ended September 30, 2007, and is the Company's forty-second consecutive quarterly cash dividend.

During the three and nine months ended September 30, 2007, the Company acquired 38,734 and 142,721 shares of its common stock, through private purchases pursuant to a stock repurchase plan adopted by the board of directors. The Company believes the repurchase of its common stock will decrease the potential dilutive effect caused by the exercise of stock options. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At September 30, 2007, 1,351,645 treasury shares were held totaling $28.6 million, compared to 1,466,089 shares held at December 31, 2006 totaling $29.1 million.

During the three and nine months ended September 30, 2007, there were 2,396 and 292,491 shares issued as a result of the exercise of stock options, compared to 15,827 and 512,640 shares issued during the three and nine months ended September 30, 2006. In addition, during the three and nine months ended September 30, 2007, there were 1,281 and 35,326 shares tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to no shares and 142,535 tendered during the three and nine months ended September 30, 2006.

Comparison of Operating Results - Three and Nine months ended September 30, 2007 and 2006

General. Net income for the three and nine months ended September 30, 2007 was $4.3 million and $12.9 million, compared to $4.3 million and $12.8 million earned in the three and nine months ended September 30, 2006. Basic earnings per share were $0.43 and $1.30 per share for the three and nine months ended September 30, 2007, compared to $0.44 and $1.32 per share for the three and nine months ended September 30, 2006. Diluted earnings per share were $0.42 and $1.28 for the three and nine month ended September 30, 2007, compared to $0.43 and $1.29 for the three and nine months ended September 30, 2006.

Core earnings during the three and nine months ended September 30, 2007 were supported by maintaining a constant volume of net interest income, during a period of intense competition of pricing both deposits and loans, and the impact of Federal Reserve Bank interest rate adjustments. Like many financial institutions located within the markets served by the Bank, maintaining core earnings will continue to challenge both asset and liability management and interest rate risk management.

Key performance ratios, return on average assets (ROA), return on average equity (ROE), and efficiency continue to place the Company at the top of its peer group. ROA was 1.9% for both the three and nine months ended September 30, 2007 and 2006, respectively. ROE was 20.1 % and 20.7% for the three and nine months ended September 30, 2007, compared to 23.1% and 23.8% for the three and nine months ended September 30, 2006. The Company continues placing efforts on operating efficiency by managing net interest income, growing non-interest income, and controlling operating expenses, resulting in an efficiency ratio of 45.4% and 44.2% for the three and nine months ended September 30, 2007, compared to 44.0% and 43.0% for the three and nine months ended September 30, 2006.

Interest Income. Interest income was $17.6 million and $52.5 million for the three and nine months ended September 30, 2007, compared to $17.5 million and $49.9 million for the three and nine months ended September 30, 2006. Total interest income is a product of the changes in the volume and rates paid on average interest-earning assets between the respective periods. Average interest-earning assets were $850.1 million and $850.6 million for the three and nine months ended September 30, 2007, compared to $848.9 million and $827.4 million for the three and nine months ended September 30, 2006, reflecting net growth in loans and leases receivable held for investment. The yield on average interest-earning assets was 8.3% and 8.2% for the three and nine months ended September 30, 2007, compared to 8.3% and 8.0% for the three and nine months ended September 30, 2006, primarily impacted by the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods.

Interest Expense. Interest expense on deposits and borrowings was $7.3 million and $21.8 million for the three and nine months ended September 30, 2007, compared to $7.0 million and $18.3 million for the three and nine months ended September 30, 2006, reflecting an increase in the volume of average interest-bearing liabilities and in interest rates between the respective periods. Average deposits and borrowings were $810.1 million and $811.0 million for the three and nine months ended September 30, 2007, compared to $821.6 million and $800.2 million for the three and nine months ended September 30, 2006. The effective cost of average deposits and borrowings was 3.6% for both the three and nine months ended September 30, 2007, compared to 3.4% and 3.0% for the three and nine months ended September 30, 2006.

Net Interest Income. Net interest income was $10.3 million and $30.7 million for the three and nine months ended September 30, 2007, compared to $10.6 million and $31.6 million for the three and nine months ended September 30, 2006. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.7% and 4.6% for the three and nine months ended September 30, 2007, compared to 4.9% and 5.0% for both the three and nine months ended September 30, 2006. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.9% and 4.8% for the three and nine months ended September 30, 2007, compared to 5.0% and 5.1% for the three and nine months ended September 30, 2006.
The Bank expects that its net interest income may be negatively impacted by the recent reduction in its prime lending rate due to a reduction in interest rates by the Federal Reserve Bank. The negative impact may be temporary, as most of the Bank’s adjustable rate loans will reprice downward immediately, while rates paid on customer’s time deposits are fixed and will not be adjusted downward until they mature.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $100,000 and $200,000 of provisions for credit losses in the three and nine months ended September 30, 2007, compared to $150,000 and $933,000 recorded in the three and nine months ended September 30, 2006.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments. The Bank maintains general and specific allowances for loan and lease losses and unfunded loan commitments at levels it believes is adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowances for loan and lease losses and unfunded loan commitments that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the allowances for loan and lease losses and unfunded loan commitments.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowances for loan and lease losses and unfunded loan commitments. The factors supporting the allowances for loan and lease losses and unfunded loan commitments do not diminish the fact that the entire allowances for loan and lease losses and unfunded loan commitments are available to absorb losses in the loan and leases portfolio and the related loan commitments, respectively. The Bank’s principal focus is on the adequacy of the total allowances for loan and lease losses and unfunded loan commitments.

The Bank’s general and specific allowances for loan and leases losses were $8.4 million and $857,000, respectively, at September 30, 2007, compared to $8.7 million and $423,000, respectively at December 31, 2006. The allowance for unfunded loan commitments was $726,000 at September 30, 2007, compared to $765,000 at December 31, 2006. The ratio of general and specific allowances for loan and lease losses to net loans and leases was 1.2% at both September 30, 2007 and December 31, 2006. The ratio of the allowance for unfunded loan commitments to unfunded loan commitments was .4% and .5% at September 30, 2007 and December 31, 2006. See “Note 4. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Nonperforming loans were $8.3 million at September 30, 2007, compared to $2.7 million at December 31, 2006. The increase in nonperforming loans this quarter resulted primarily from the delinquency of three commercial borrowers (residential and commercial real estate developers), with total exposure of $5.9 million at September 30, 2007. The largest single nonperforming loan totaling $3.0 million is the subject of a legal dispute between the owners of a company, and a foreclosure hearing has been scheduled in the 2007 fourth quarter. The Bank believes it is well secured on this loan; however, there are no guarantees or assurances that it will be resolved without loss. The other two exposures involve a single family home developer and a residential subdivision developer with land and developed building lots, which may not be resolved until the first half of 2008, and there are also no guarantees or assurances that they will be resolved without loss. As a result of the increase in nonperforming loans, the Bank’s unrecognized accrued interest income increased to $370,000 at September 30, 2007 from $95,000 at the preceding quarter end.

Noninterest Income. Noninterest income was $2.5 million and $7.4 million for the three and nine months ended September 30, 2007, compared to $2.5 million and $7.1 million for the three and nine months ended September 30, 2006. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges, insufficient funds fees and loan servicing fees collected were $2.0 million and $6.0 million for the three and nine months ended September 30, 2007, compared to $1.9 million and $5.5 million for the three and nine months ended September 30, 2006. Fees, service charges earned, insufficient funds fees and loan servicing fees collected during each period is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, the collection of related fees and service charges, and the volume of loans serviced for others.

The Bank recorded $26,000 and $279,000 of gains from sales of loans during the three and nine months ended September 30, 2007, compared to $11,000 and $315,000 during the three and nine months ended September 30, 2006, reflecting the Bank’s ability to sell certain fixed-rate residential mortgage loans in order to protect itself from potential interest rate risk exposure due to changing interest rates between the respective periods.

Noninterest Expense. Noninterest expenses were $5.8 million and $16.8 million for the three and nine months ended September 30, 2007, compared to $5.8 million and $16.7 million for the three and nine months ended September 30, 2006. The largest component of these expenses, compensation and fringe benefits, was $3.6 million and $10.2 million for the three and nine months ended September 30, 2007, compared to $3.4 million and $10.1 million for the three and nine months ended September 30, 2006. Fulltime equivalent employees were 285 at September 30, 2007 compared to 279 at September 30, 2006. This growth in personnel is primarily the result of opening one new full-service branch office, two loan production offices and relocating two full service branch offices into new facilities during 2007.

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

Income Taxes. Income tax expense was $2.7 million and $8.2 million for the three and nine months ended September 30, 2007, compared to $2.9 million and $8.3 million for the three and nine months ended September 30, 2006. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 38.9% for both the three and nine months ended September 30, 2007, compared to 39.8% and 39.2% for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At September 30, 2007, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $134.0 million, compared to $146.5 million at December 31, 2006, representing 16.8% and 18.1% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at September 30, 2007 and December 31, 2006.

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

Loans Impairment, Allowances for Loan and Lease Losses and Unfunded Loan Commitments. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

The allowances for loan and lease losses and unfunded loan commitments are increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowances for loan and lease losses and unfunded loan commitments is based on the Bank's past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowances for loan and lease losses and unfunded loan commitments in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowances for loan and lease losses and unfunded loan commitments.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact SFAS No. 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact SFAS No. 159 may have on its consolidated financial statements.

In September 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material effect on its consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2007.

Period	Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Number of Shares Yet To Be Purchased Under the Plan or Program (1)
July 2007
Beginning date: July 1	-0-	$-0-	-0-	390,383
Ending date: July 31

August 2007
Beginning date: August 1	38,029	$28.31	38,029	352,354
Ending date: August 31

September 2007
Beginning date: September 1	705	$27.55	705	351,649
Ending date: September 30
____________________
(1)	Shares were purchased pursuant to a stock repurchase program announced on January 9, 2007. This repurchase program will expire on January 8, 2008.

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

Date: November 6, 2007