Form 10-K
period 2007-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2008-03-11
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 0-22219

FIRST SOUTH BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	56-1999749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 Carolina Avenue, Washington, North Carolina	27889-2047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (252) 946-4178

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	NASDAQ Global Select Market
(Title of Class)	(Name of exchange on
which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2007, was approximately $220.7 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 7, 2008: 9,775,492.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2007. (Part II)
2.	Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part II and Part III)

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

General

First South Bancorp, Inc. First South Bancorp, Inc. (the “Company”) is a Virginia corporation that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the “Bank”). The Company’s principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company’s common stock is traded on the Nasdaq Global under the symbol “FSBK”.

First South Bank. The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina and serves Eastern North Carolina. The Bank received federal insurance of its deposits in 1959.

The Bank’s principal business consists of attracting deposits from the general public and investing these funds in commercial real estate loans, commercial business loans, consumer loans and loans secured by first mortgages on owner-occupied, single-family residences in the Bank’s market area.

The Bank derives its income principally from interest earned on loans and investments and, to a lesser extent, loan servicing and other fees and gains on the sale of loans and investments. The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, repayments of outstanding loans and investments and operating revenues.

Market Area

The Company makes loans and obtains deposits throughout central, eastern, northeastern and southeastern North Carolina, where the Bank’s offices are located. As of December 31, 2007, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

The economy of the Company’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers in the Company’s primary market area. The unemployment rate in the Company’s market area is equivalent to the national average and the unemployment rate for the State of North Carolina.

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

Loans Impairment, Allowance for Loan and Lease Losses and Unfunded Loan Commitments. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The Bank uses several factors in determining if a loan or lease is impaired. The internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for loan and lease losses and unfunded loan commitments are increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance for loan and lease losses and unfunded loan commitments is based on the Bank’s past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance for loan and lease losses and unfunded loan commitments in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowance for loan and lease losses and unfunded loan commitments.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Lending Activities

General. The Company’s gross loan portfolio, including real estate construction loans in process, totaled $833.2 million at December 31, 2007, representing 91.6% of total assets at that date. It is the Company’s policy to concentrate its lending within its market area. The Company originates a significant amount of commercial real estate loans. At December 31, 2007, commercial real estate and construction loans amounted to $610.7 million, or 73.3% of the Company’s gross loan portfolio. The Company has no direct sub-prime or Alt-A loan exposure in its loan portfolio. In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2007, commercial business loans totaled $49.0 million, or 5.9% of the Company’s gross loan portfolio, and consumer loans totaled $104.4 million, or 12.5% of the Company’s gross loan portfolio. To a lesser extent, the Company also originates multi-family residential real estate loans. At December 31, 2007, $41.2 million, or 4.9% of the Company’s gross loan portfolio, consisted of single-family, residential mortgage loans. The Company’s residential mortgage construction loans totaled $12.5 million, or 1.5% of the Company’s gross loan portfolio, at December 31, 2007.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated. At December 31, 2007, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
Single-family residential	$41,223	4.9%	$62,352	7.5%	$49,363	6.2%	$53,149	7.6%	$64,549	10.8%
Multi-family residential	2,255	0.3	2,897	0.4	2,885	0.4	2,956	0.4	3,650	0.6
Construction	12,508	1.5	13,211	1.6	25,304	3.1	22,687	3.3	9,921	1.7
Total residential mortgage loans	55,986	6.7	78,460	9.5	77,552	9.7	78,792	11.3	78,120	13.1

Commercial loans and leases:
Commercial real estate	436,135	52.3	391,315	47.3	377,407	47.2	317,013	45.4	223,166	37.3
Commercial construction	174,576	21.0	194,863	23.6	193,062	24.2	153,796	22.0	149,264	25.0
Commercial business	48,986	5.9	42,645	5.2	38,457	4.8	38,891	5.6	47,646	7.9
Lease receivables	13,101	1.6	12,640	1.5	11,981	1.5	11,622	1.6	10,422	1.7
Total commercial loans and leases	672,798	80.8	641,463	77.6	620,907	77.7	521,322	74.6	430,498	71.9

Consumer loans:
Automobile	3,518	0.4	3,748	0.5	4,851	0.6	3,890	0.5	4,045	0.7
Savings account loans	1,793	0.2	2,639	0.3	1,826	0.2	1,394	0.2	1,829	0.3
Home equity loans	43,558	5.2	42,153	5.1	42,084	5.3	42,330	6.1	38,533	6.5
Other	55,544	6.7	57,945	7.0	51,783	6.5	50,827	7.3	45,072	7.5
Total consumer loans	104,413	12.5	106,485	12.9	100,544	12.6	98,441	14.1	89,479	15.0
Total	833,197	100.0%	826,408	100.0%	799,003	100.0%	698,555	100.0%	598,097	100.0%

Less:
Construction loans in process	57,242		54,390		80,528		57,194		36,280
Deferred fees and discounts	1,386		1,423		1,433		1,202		983
Allowance for loan and lease losses	9,486		9,158		8,113		8,343		7,634
Total	$765,083		$761,437		$708,929		$631,816		$553,200

Unfunded Commitments Composition. The following table sets forth selected data relating to the composition of the Company’s unfunded commitments by type of loan at the date indicated.

	At December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Construction	$4,796	3.2%	$3,770	2.6%
Total residential mortgage loans	4,796	3.2	3,770	2.6

Commercial loans and leases:
Real estate secured	16,815	11.1	12,244	8.3
Non-Real Estate	19,610	13.0	20,060	13.6
Standby Letters of Credit	1,416	0.9	2,720	1.9
Construction	49,727	33.0	47,920	32.6
Total commercial loans and leases	87,568	58.0	82,944	56.4

Consumer loans:
Home equity loans	47,911	31.7	48,590	33.0
Real Estate Secured	42	0.1	166	0.1
Non-Real Estate	7,845	5.2	8,935	6.1
Construction	2,720	1.8	2,699	1.8
Total consumer loans	58,518	38.8	60,390	41.0
Total Unfunded Commitments	$150,882	100.0%	$147,104	100.0%

Loan Maturities. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in the Company’s portfolio based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company’s repayment experience to differ from that shown below. Loan balances are net of construction loans in process. Lease balances are included in other loans.

	Due One Year or Less	Due After 1 Through 5 Years After December 31, 2007	Due After 5 or More Years After December 31, 2007	Total
	(In thousands)
Residential real estate loans	$44,628	$73,269	$47,453	$165,350
Commercial real estate, business and other loans	267,233	262,294	81,078	610,605
Total	$311,861	$335,563	$128,531	$755,955

The following table sets forth at December 31, 2007 the dollar amount of all loans due one year or more after December 31, 2007 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$86,376	$34,346
Commercial real estate, business and other loans	230,820	112,552
Total	$317,196	$146,898

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

The Bank’s loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices. Historically, the Bank generally has not purchased loans. However, the Bank may in the future consider making limited loan purchases, including purchases of commercial loans.

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2007, 2006 and 2005, these transactions totaled $42.2 million, $18.4 million and $29.2 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation (“FHLMC”). The Bank generally retains servicing on loans sold or exchanged to FHLMC.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC. In addition, loans sold to other investors may be manually underwritten by the Bank or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable. All large loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis. The President does not serve on the loan committee of the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender’s level of expertise. In addition, committees of loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. Any loans to a single borrower over $1,500,000 must be approved by the Loan Committee. On a monthly basis, the full Board of Directors reviews the actions taken by the loan committee.

Applications for single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC or the investor’s guidelines. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by a qualified Bank personnel. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency (FEMA), obtain flood insurance.

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

If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s policy generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. The Bank will make a single-family residential mortgage loan with up to a 100% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%. The Bank limits the loan-to-value ratio on multi-family residential real estate loans to 85%.

The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “— Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $14.3 million at December 31, 2007. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At December 31, 2007, single-family, residential mortgage loans, excluding home improvement loans, totaled $41.2 million, or 4.9% of the Company’s gross loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At December 31, 2007, $25.6 million, or 45.8%, of the Company’s residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also offers conventional and government mortgage loans in its market area, which are underwritten, closed and sold to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five or seven years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index (the primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”)), plus a stipulated margin. The Bank offers adjustable-rate loans that meet FHLMC standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 5% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of 6% above the initial rate over the life of a loan but do not include a floor, may be offered with a teaser rate and have a 25 basis point lower margin above the index on which the interest rate is based. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2007, $30.3 million, or 54.2%, of the Company’s residential mortgage loans were adjustable-rate loans.

The retention of adjustable-rate loans in the Company’s portfolio helps reduce the Company’s exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Company to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Company’s adjustable-rate loans will fully adjust to compensate for increases in the Company’s cost of funds.

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At December 31, 2007, residential and commercial construction loans totaled $12.5 million and $174.6 million, respectively, which amounted to 1.5% and 21.0%, respectively, of the Company’s gross loan portfolio.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors for loans in excess of $250,000. For loans under $250,000, the Bank requires an evaluation of the property by qualified Bank personnel. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.50% to 1.25% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 0.5% to 1.0% construction loan fee. For residential construction loans, the Bank generally charges a commitment fee ranging from $275 to $500.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders. Builder relationships are analyzed and underwritten annually by the Bank’s credit administration department.

Multi-Family Residential and Commercial Real Estate Lending. The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2007, multi-family residential and commercial real estate loans totaled $2.3 million and $436.1 million, respectively, which amounted to 0.3% and 52.3%, respectively, of the Company’s gross loan portfolio. Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made for loans over $1,000,000. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1,000,000 annual financial statements of the principals of the partnership or corporation.

Commercial Lending. The Company’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Company’s commercial real estate lending see “— Multi-Family and Commercial Real Estate Lending.”

As a commercial bank, the Bank originates commercial business loans. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $5,000,000. At December 31, 2007, commercial business loans totaled $49.0 million, or 5.9% of the Company’s gross loan portfolio.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For most commercial loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

The Bank’s commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed annually. The Bank also offers secured standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

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

Consumer Lending. In recent years, the Bank has also focused on originating consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans. At December 31, 2007, consumer loans totaled $104.4 million, or 12.5% of the Company’s gross loan portfolio.

The Bank’s automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the resale value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

The Bank makes certificate of deposit loans for up to 100% of the depositor’s account balance. The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2007, loans on certificates of deposit totaled $1.2 million, or 0.2% of the Company’s gross loan portfolio.

At December 31, 2007, the Company had approximately $43.6 million in home equity line of credit loans, representing approximately 5.2% of its gross loan portfolio. The Company’s home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

Consumer lending affords the Company the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured (as is the case with credit card loans) or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer and credit card loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

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

Nonperforming Loans and Other Problem Assets. It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 15 days incur a late fee of 4% on mortgage and consumer loans and up to 6% on commercial loans of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 45 days or more, a default letter is sent to the borrower. If the default is not cured after 30 days from the default letter, formal legal proceedings are commenced to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of Notes to Consolidated Financial Statements in the 2007 Annual Report filed as Exhibit 13 hereto.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan. Costs relating to holding or improving such real estate are charged against income in the current period. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan and lease losses. See Note 4 of Notes to Consolidated Financial Statements in the 2007 Annual Report filed as Exhibit 13 hereto.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage:
Single-family	$798	$934	$1,362	$814	$1,057
Commercial real estate	6,588	1,274	555	1,241	1,334
Commercial business	26	79	220	49	19
Consumer	143	453	122	245	215
Total nonperforming loans	$7,555	$2,740	$2,259	$2,349	$2,625
Percentage of total loans, net	0.99%	0.36%	0.32%	0.37%	0.47%
Real estate owned	$1,602	$634	$14	$89	$131

During the year ended December 31, 2007, additional gross interest income of approximately $505,990 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.

At December 31, 2007, the Bank had no loans not classified as nonaccrual, over 90 days past due or restructured loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.

There were no loans accruing interest which were contractually over 90 days past due at the end of any reported period.

At December 31, 2007, an analysis of the Bank’s portfolio did not reveal any impaired loans that needed to be classified under SFAS No. 114 or 118. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.

At December 31, 2007, the Company had $7.6 million of nonaccrual loans, which consisted of 11 single-family residential real estate loans totaling $798,000, 11 commercial real estate loans totaling $6.6 million, one commercial business loan totaling $26,000 and three consumer loans totaling $143,000.

At December 31, 2007, the Bank had $1.6 million of real estate owned, which consisted of five single-family residences and one commercial property.

Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.” Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification. Special mention assets are noted for a watch list to indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2007, the Company had $44.2 million in classified assets, including $30.6 million in assets classified as special mention, $12.7 million in assets classified as substandard, no loans classified as doubtful and $870,000 in assets classified as loss, compared to $24.6 million in classified assets, including $14.7 million in assets classified as special mention, $9.5 million in assets classified as substandard, $1,000 in assets classified as doubtful and $423,000 in assets classified as loss at December 31, 2006.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments. The Bank maintains both general and specific allowances for loan and lease losses and an allowance for unfunded loan commitments at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses and unfunded loan commitments that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for loan and lease losses and unfunded loan commitments.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for loan and lease losses and unfunded loan commitments. The factors supporting the allowances for loan and lease losses and unfunded loan commitments do no diminish the fact that the entire allowances for loan and lease losses and unfunded loan commitments are available to absorb losses in the loan and leases portfolio and the unfunded loan commitment portfolio, respectively. The Bank’s principal focus is on the adequacy of the total allowances for loan and lease losses and unfunded loan commitments.

Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for loans is adequate. However, future additions to the allowance for losses may be necessary based on changes in economic conditions and other factors.

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(Dollar in thousands)

Balance at December 31, 2002	$6,959	$—	$6,959
Provision for credit losses	988	—	988
Loans and Leases charged-off	(358)	—	(358)
Loans and Leases recovered	45	—	45
Net (charge-offs)/recoveries	(313)	—	(313)
Balance at December 31, 2003	7,634	—	7,634

Balance at December 31, 2003	7,634	—	7,634
Provision for credit losses	968	—	968
Loans and Leases charged-off	(302)	—	(302)
Loans and Leases recovered	43	—	43
Net (charge-offs)/recoveries	(259)	—	(259)
Balance at December 31, 2004	8,343	—	8,343

Balance at December 31, 2004	8,343	—	8,343
Provision for credit losses	602	1,109	1,711
Loans and Leases charged-off	(848)	—	(848)
Loans and Leases recovered	16	—	16
Net (charge-offs)/recoveries	(832)	—	(832)
Balance at December 31, 2005	8,113	1,109	9,222

Balance at December 31, 2005	8,113	1,109	9,222
Provisions for credit losses	1,277	(344)	933
Loans and Leases charged-off	(342)	—	(342)
Loans and Leases recovered	110	—	110
Net (charge-offs)/recoveries	(232)	—	(232)
Balance at December 31, 2006	9,158	765	9,923

Balance at December 31, 2006	9,158	765	9,923
Provisions for credit losses	712	(362)	350
Loans and Leases charged-off	(421)		(421)
Loans and Leases recovered	37		37
Net (charge-offs)/recoveries	(384)		(384)
Balance at December 31, 2007	$9,486	$403	$9,889

The following table allocates the allowance for credit losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$510	6.7%	$510	9.5%	$510	9.7%	$1,034	11.3%	$1,034	13.1%
Commercial (1)(2)	7,694	80.8	7,309	77.6	6,279	77.7	6,362	74.6	5,487	71.9
Consumer (3)	1,282	12.5	1,339	12.9	1,324	12.6	947	14.1	1,113	15.0
Total allowance for loan and lease losses	$9,486	100.0%	$9,158	100.0%	$8,113	100.0%	$8,343	100.0%	$7,634	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$0	0.0%	$20	2.6%	$57	5.1%
Commercial	163	40.4	431	56.4	684	61.7
Consumer	240	59.6	314	41.0	368	33.2
Total allowance for unfunded loan commitments	$403	100.0%	$765	100.0%	$1,109	100.0%

Combined total allowance for credit losses	$9,889		$9,923		$9,222

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $840,000 of specific allowance for loan losses on 12 commercial business loans.
(3)	Includes $30,000 of specific allowance for loan losses on two consumer loans.

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Bank’s Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”) and mortgage-backed securities. The Bank’s objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At December 31, 2007, the Company’s mortgage-backed securities and investment securities portfolio amounted to $39.1 million and $49.1 million, respectively. At such date, the Company had an unrealized gain of $377,000, net of deferred taxes, with respect to its securities.

Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs analyses on mortgage-backed securities and investment securities prior to forming mortgage pools and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Investment Committee consisting of four directors and are reviewed by the Board of Directors on a monthly basis. The Bank’s President has authority to make specific investment decisions within the parameters determined by the Board of Directors.

Mortgage-Backed Securities. At December 31, 2007, the Company’s mortgage-backed securities amounted to $39.1 million, or 4.3% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 2007, all of the Company’s mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See “Depository Institution Regulation — Capital Requirements.”

At December 31, 2007, mortgage-backed securities with an amortized cost of $37.8 million and a carrying value of $37.8 million were held as available for sale, and mortgage-backed securities with an amortized cost of $1.3 million and a carrying value of $1.3 million were held for investment. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2007, the Bank’s mortgage-backed securities had a weighted average yield of 5.55%. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the 2007 Annual Report filed as Exhibit 13 hereto.

At December 31, 2007, the average contractual maturity of the Company’s fixed-rate mortgage-backed securities available-for-sale was approximately 25.6 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 5.7 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

Investment Securities. The Company’s investment securities consist primarily of securities issued by the U.S. government and government agencies. At December 31, 2007, the Company’s entire portfolio of investment securities was classified available for sale and amounted to $48.7 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable. As of December 31, 2007, the estimated average life of the Company’s investment securities portfolio was approximately 1.7 years. In addition, at December 31, 2007, the Company had $3.2 million of FHLB stock.

Equity Securities. The Company’s equity securities consist of shares of restricted common stock of Triangle Capital Corporation (NASDAQ: TCAP) that it received during 2007 upon completion the public offering of TCAP. Prior to the public offering, the Company was a 2.2% limited partner in the Triangle Mezzanine Fund, LLLP, with a limited investment of $500,000. In the public offering, TCAP acquired the Triangle Mezzanine Fund, LLLP, and the limited partners received shares of TCAP restricted common stock in amounts equivalent to their limited investment in the Triangle Mezzanine Fund, LLLP.

TCAP is a specialty finance company organized to provide customized financing solutions to lower middle market companies located throughout the United States, with an emphasis on the Southeast. At December 31, 2007, the TCAP equity securities owned by the Company had a market value of approximately $413,000.

The following table sets forth the carrying value of the Company’s investment, mortgage-backed, and equity securities portfolio at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$48,651	$56,454	$41,827
Mortgage-backed securities	37,828	35,067	20,639
Equity securities	413	—	—
Total	$86,892	$91,521	$62,466

Securities held to maturity:
FHLB stock	$3,210	$1,933	$1,689
Mortgage-backed securities	1,292	1,663	2,063
Total	$4,502	$3,596	$3,752

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company’s investment securities and mortgage-backed securities portfolio at December 31, 2007.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities	$13,023	4.14%	$35,628	4.68%	$0	0.00%	$0	0.00%	$48,651	$47,944	4.53%
Mortgage-backed securities	16	7.00	268	6.66	2,254	6.18	35,290	5.51	37,828	37,826	5.55
Securities held to maturity:
FHLB stock (1)	0	0.00	0	0.00	0	0.00	3,210	6.00	3,210	3,210	6.00
Mortgaged-backed securities	0	0.00	0	0.00	1,292	4.00	0	0.00	1,292	1,292	4.00
Equity securities	413	8.64	0	0.00	0	0.00	0	0.00	413	500	8.64
Total	$13,452	4.28%	$35,896	4.69%	$3,546	5.39%	$38,500	5.55%	$91,394	$90,772	5.01%

_______________
(1)  As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially, all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-six office locations.

The following tables set forth the distribution of the Bank’s deposit accounts and corresponding weighted average interest rates. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2007		2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$227,601	0.97%	$239,251	1.03%	$223,358	0.45%
Money market	16,047	2.22	25,471	2.65	21,521	1.35
Savings accounts	17,498	0.15	18,481	0.15	21,510	0.15
Total	$261,146	0.99%	$283,203	1.12%	$266,389	0.50%

Certificate accounts:
Less than 12 months (1)	$225,839	4.58%	$264,386	4.97%	$64,456	3.21%
12-14 months (1)	227,626	4.94	170,786	4.82	203,127	3.87
15-72 months (1)	46,759	4.30	81,813	4.11	199,781	3.47
Total	500,224	4.72	516,985	4.78	467,364	3.61
Total deposits	$761,370	3.44%	$800,188	3.48%	$733,753	2.48%

(1)	Original term.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007. At such date, such deposits represented 26.9% of total deposits and had a weighted average rate of 4.89%.

Maturity Period	(In thousands)

Three months or less	$875
Over three months	3,614
Over six through 12 months	133,074
Over 12 months	66,947
Total	$204,510

At December 31, 2007, U.S. Agency Bonds with an amortized cost of $14.7 million were pledged as collateral for deposits from public entities and repurchase agreements.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank’s total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2007, 2006 and 2005, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Amounts outstanding at end of periods:
FHLB advances	$35,000	$6,000	$5,500
Federal funds purchased and securities sold under repurchase agreements	7,067	5,140	6,288
Rate paid on:
FHLB advances	4.40%	5.50%	4.44%
Federal funds purchased and securities sold under agreement to repurchase	3.38%	4.86%	3.59%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	40,800	31,600	24,500
Federal funds purchased and securities sold under repurchase agreements	9,198	8,556	7,012
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	9,155	11,969	4,068
Federal funds purchased and securities sold under repurchase agreements	7,221	6,625	6,182
Approximate weighted average rate paid on: (1)
FHLB advances	5.01%	5.27%	2.97%
Federal funds purchased and securities sold under repurchase agreements	4.34%	4.41%	2.71%

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

The Bank attracts its deposits through its branch offices primarily from the local communities. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions and brokers in the Bank’s primary market area. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

Management considers its primary market area for gathering deposits and/or originating loans to be central, eastern, northeastern and southeastern North Carolina, where the Bank’s offices are located. The Bank originates loans throughout eastern North Carolina.

Employees

As of December 31, 2007, the Bank had 272 full-time and 31 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the Commissioner and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 CAMELS under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks must maintain a leverage ratio of at least 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and credit card receivables), identified losses and certain investments.

As a DIF-insured, state chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least 4.0% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or “supplementary capital” items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities. The includible amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories ranging from 0% to 100%. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank’s risk-weighted assets.

In addition to FDIC regulatory capital requirements, the North Carolina Bank Commissioner requires that the Bank have adequate capitalization based upon each Bank’s particular set of circumstances. The Bank is subject to the Commissioner’s capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital. Common capital is defined as the total of the par value of shares times the number of shares outstanding.

Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

			Adequately	Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based
capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based
capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

* 3.0% if institution has a composite 1 CAMELS rating.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods.

The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs. Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.” A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.”

The Bank’s CRA rating would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications. During the Bank’s last compliance examination, the Bank received an outstanding rating with respect to CRA compliance.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2007, of $3.2 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $8.5 million up to $45.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the State Banking Commission.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time assessment credit was $405,964. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC’s calculation method, management calculated the Bank’s liquidity ratio as 14% of total deposits at December 31, 2007, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $14.3 million at December 31, 2007. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors. At December 31, 2007, the Bank’s largest lending relationship was a $9.4 million relationship consisting of 14 commercial real estate loans, two commercial business loans and one consumer loan. All loans within this relationship were current and performing in accordance with their terms at December 31, 2007.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contained sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.” A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities. These include insurance underwriting and investment banking. The Company has not up to now opted to become a financial holding company.

The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “— Depository Institution Regulation — Capital Requirements.”

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert, to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company, such as the Company, whose securities are registered under the Securities Exchange Act of 1934.

Interstate Banking. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state. The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control (i) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not limit a state’s authority to restrict the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

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

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”. See “— Depository Institution Regulation — Prompt Corrective Regulatory Action.”

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

Taxation – General

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

The Bank’s federal income tax returns have been audited through the year ended September 30, 1992.

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

For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the 2007 Annual Report filed as Exhibit 13 hereto.

Item 1A. Risk Factors

Certain interest rate movements may impact earnings and asset value.

Since December 31, 2006, the prime lending rate has decreased from 8.25% to 7.25% at December 31, 2007. Short-term and intermediate-term market interest rates are used as a guide to price the Bank’s loans and deposits. The recent decrease in such interest rates has had a negative impact on the Bank’s interest rate spread and net interest margin to date, as a result of the interest sensitivity of the Bank’s interest-earning assets. Should short-term interest rates decline dramatically in the near future, and if rates on the Bank’s loans and investments reprice downwards faster than the rates on the Bank’s deposits and borrowings, the Bank could experience more compression of its interest rate spread and net interest margin, which could have a negative effect on the Bank’s profitability.

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition makes it more difficult for the Bank to make new loans and at times has required the Bank to offer higher deposit rates. Price competition for loans and deposits could result in the Bank earning less on loans and paying more on deposits, which could reduce net interest income. Competition also makes it more difficult to grow loans and deposits, and to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the North Carolina Commissioner of Banks and the FDIC, as its primary federal regulator. The Company also is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Commissioner. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

The Bank emphasizes commercial real estate, commercial business and consumer lending, which generally are riskier than residential mortgage lending.

The Bank currently operates as a North Carolina chartered commercial bank. Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences. Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors determined to refocus the Bank’s strategy. Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank took advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products. As a result of these efforts over the years, at December 31, 2007, the Company had commercial real estate, commercial construction, commercial business and consumer loans totaling $436.1 million, $174.6 million, $49.0 million and $104.4 million, respectively, which represented 52.3%, 21.0%, 5.9% and 12.5%, respectively, of total loans. As December 31, 2007, $56.0 million, or 6.7% of total loans, consisted of residential real estate mortgage loans.

While commercial real estate, commercial business and consumer loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, they generally carry a higher degree of credit risk than residential mortgage loans.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership of a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and this are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. See “Business of the Bank — Lending Activities — Consumer and Other Lending.”

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s market area consists of central, eastern, northeastern and southeastern North Carolina, where the Bank’s offices are located. As of December 31, 2007, management estimates that more than 95% of deposits and 90% of loans came from its primary market area. Because of the Bank’s concentration of business activities in its primary market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.

Provisions in the Company’s Certificate of Incorporation and Bylaws and statutory provisions could discourage a hostile acquisition of control.

The Company’s Certificate of Incorporation and Bylaws contain certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: the classification of the terms of the members of the Board of Directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; restrictions on the acquisition of the Company’s equity securities; and provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Company’s Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company’s equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of Common Stock up to a total of 25,000,000 outstanding shares. These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

In addition, Virginia law provides for certain restrictions an acquisition of the Company, and federal and North Carolina laws contain various restrictions on acquisitions of control of banks and their holding companies.

The Certificate of Incorporation, Bylaws and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in the Company’s and the Bank’s employee benefit plans, employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which stockholders of the Company otherwise might receive a substantial premium for their shares over then current market prices.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at December 31, 2007.

	Year Opened	Owned or Leased	Book Value at December 31, 2007	Approximate Square Footage
			(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$927	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	109	4,680

1328 John Small Avenue Washington, NC	2001	Leased	5	1,916

2999 US Hwy. 17S. Chocowinity, NC	1999	**	253	2,530

301 E. Arlington Boulevard Greenville, NC	1993	Owned	277	2,600

Year Opened	Owned or Leased	Book Value at December 31, 2007	Approximate Square Footage

907 E. Firetower Road Greenville, NC	2005	Owned	762	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	1,111	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	127	2,500

1906 S. Croatan Street Kill Devil Hills, NC	2002	Leased	48	2,000

3210 N. Croatan Street* Kill Devil Hills, NC	2004	Leased	5	1,500

47560 Hwy. 12 Buxton, NC	2005	**	518	2,029

2430 Heritage Street Kinston, NC	2001	Leased	26	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	262	2,600

202 Craven Street New Bern, NC	1995	Leased	—	2,500

2019 S. Glenburnie Road Crossroads Shopping Center New Bern, NC	2004	Leased	51	435

11560 NC Hwy 55 Suite 11 Grantsboro, NC	2007	Leased	93	1,600

241 Green Street Fayetteville, NC	1999	Owned	704	9,550

705 Executive Place* Fayetteville, NC	1999	Leased	36	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	314	6,000

3000 N. Elm Street Lumberton, NC	2001	Leased	33	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	515	2,072

904 A West Broad St Dunn, NC	2007	Leased	17	1,477

100 East Hope Lodge Street Tarboro, NC	2000	Leased	10	1,350

Year Opened	Owned or Leased	Book Value at December 31, 2007	Approximate Square Footage

300 Sunset Avenue Rocky Mount, NC	1994	Owned	270	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	1,008	5,635

450 North Winstead Avenue Rocky Mount, NC	2000	Leased	25	2,845

1378 Benvenue Road Rocky Mount, NC	2000	**	285	5,376

3635 North Halifax Road Rocky Mount, NC	2000	Leased	27	396

4800 Six Forks Road Six Forks III, Suite #115 Raleigh, NC	2004	Leased	47	4,501

4215 University Dr* Durham, NC	2004	Leased	215	2,000

3804 Peachtree Ave Unit 200 Wilmington, NC	2007	Leased	33	1,200

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	1994	Owned	682	10,000

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	586	10,000

First South Leasing, LLC: 1035 Director Court Suite C Greenville, NC	2001	Leased	25	1,146

*	Branch was relocated in 2007.
**	Lease land, own building.

The book value of the Bank’s investment in premises and equipment was $9.4 million at December 31, 2007. See Notes 1 and 5 to Consolidated Financial Statements in the 2007 Annual Report filed as Exhibit 13 hereto.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business. At December 31, 2007, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained in the sections captioned “Stockholder Information — Stock Listing Information” and “— Stock Price Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2007 Beginning date: October 1 Ending date: October 31	825	$26.18	825	350,824

November 2007 Beginning date: November 1 Ending date: November 30	76,876	23.75	76,876	273,948

December 2007 Beginning date: December 1 Ending date: December 31	23,776	23.21	23,776	250,172

(1) The shares were repurchased pursuant to a repurchase program announced on January 9, 2007. Under this program, the Company announced that it would repurchase up to 494,370 shares of its Common Stock, as adjusted for a subsequent three-for-two stock split. This program expired on January 11, 2008. The Company purchased 265,696 shares of the 494,370 shares previously approved under that plan.

Item 6.  Selected Financial Data

The information contained in the table captioned “Selected Consolidated Financial Information and Other Data” on page 4 in the Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Annual Report is incorporated herein by reference as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The report of Dixon Hughes PLLC with respect to the consolidated statements of operations, changes in stockholders’ equity and cash flows of the Company for the year ended December 31, 2005 follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
First South Bancorp, Inc.
Washington, North Carolina

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of First South Bancorp, Inc. and Subsidiary (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First South Bancorp, Inc. and Subsidiary for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Greenville, North Carolina
March 7, 2006, except as to the stock split discussed in Note 1 to the consolidated financial statements which is as of May 25, 2006

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The annual report of management on the effectiveness of internal control over financial and the attestation report thereon issued by the Company’s independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2007, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL—INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in INTERNAL CONTROL—INTEGRATED FRAMEWORK, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2007.

Turlington and Company, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

First South Bancorp, Inc.
March 4, 2008

/s/ Thomas A. Vann	/s/ William L. Wall
Thomas A. Vann	William L. Wall
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited First South Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First South Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First South Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First South Bancorp, Inc., and our report dated March 5, 2008, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina
March 5, 2008

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has posted such Code of Ethics on its Internet website and intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website. The Company’s Internet website may be accessed as follows: http://www.firstsouthnc.com.

Item 11.  Executive Compensation

The information contained under the sections captioned “Proposal I — Election of Directors,” “— Executive Compensation,” and “— Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)
Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors” in the Proxy Statement.

(c)
Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	255,919	$13.90	967,652

Equity compensation plans not approved by security holders	—	—	—
Total	255,919	$13.90	967,652

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2
Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

10.1
Amended and Restated Employment Agreement between First South Bancorp, Inc., First South Bank and Thomas A. Vann (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 0-22219))*

10.2
Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3
Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.4
Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and  Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5
Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.6
Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2003 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.7
Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Edmund T. Buckman, Jr., Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.8
Directors Retirement Plan Agreement with Marshall Singleton and the 2003 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.9
First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*

10.10	Intentionally omitted
10.11
Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and Larry W. Mallard dated April 14, 2005 and amended on February 7, 2007 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 (File No. 0-22219))*

10.12
Amended and Restated Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall dated April 20, 2006 (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 0-22219))*

10.13
Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

13	Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007
21	Subsidiaries of the Registrant
23.1	Consent of Turlington and Company, LLP
23.2	Consent of Dixon Hughes PLLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

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

FIRST SOUTH BANCORP, INC.
March 11, 2008
	By:	/s/ Thomas A. Vann
Thomas A. Vann
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann	March 11, 2008
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall	March 11, 2008
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	March 11, 2008
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	March 11, 2008
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 11, 2008
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.	March 11, 2008
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 11, 2008
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.	March 11, 2008
H. D. Reaves, Jr.
Director