Form 10-Q
period 2008-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2008-05-09
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 7, 2008: 9,753,096

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2008
	(unaudited) and December 31, 2007	1

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2008 and 2007 (unaudited)	2

	Consolidated Statement of Stockholders' Equity for the Three Months Ended
	March 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31	December 31
	2008	2007
	(unaudited)
Assets

Cash and due from banks	$24,179,684	$22,273,592
Interest-bearing deposits in financial institutions	2,071,880	1,755,695
Investment securities - available for sale	46,872,318	49,064,278
Mortgage-backed securities - available for sale	36,564,663	37,828,064
Mortgage-backed securities - held for investment	1,191,418	1,291,762
Loans and leases receivable, net:
Held for sale	7,597,811	7,515,626
Held for investment	764,679,685	757,567,279
Premises and equipment, net	9,304,673	9,433,399
Real estate owned	1,526,023	1,601,704
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,658,600	3,210,100
Accrued interest receivable	4,877,058	5,103,405
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,130,695	1,150,616
Identifiable intangible assets	188,640	196,500
Prepaid expenses and other assets	5,825,531	7,077,115

Total assets	$913,887,255	$909,287,711

Liabilities and Stockholders' Equity

Deposits:
Demand	$252,153,617	$243,647,606
Savings	17,865,619	17,497,763
Large denomination certificates of deposit	214,650,518	204,509,581
Other time	269,659,448	295,714,633
Total deposits	754,329,202	761,369,583
Borrowed money	52,098,547	42,067,421
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	10,076,641	9,505,385
Total liabilities	826,814,390	823,252,389

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,763,346 and 9,808,655 shares outstanding, respectively	97,633	98,087
Additional paid-in capital	35,943,807	36,761,824
Retained earnings, substantially restricted	81,626,091	79,679,027
Treasury stock at cost	(31,734,252)	(30,880,120)
Accumulated other comprehensive income, net	1,139,586	376,504
Total stockholders' equity	87,072,865	86,035,322

Total liabilities and stockholders' equity	$913,887,255	$909,287,711

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2008	2007

Interest income:
Interest and fees on loans	$15,178,294	$15,986,587
Interest and dividends on investments and deposits	1,204,840	1,335,378
Total interest income	16,383,134	17,321,965

Interest expense:
Interest on deposits	6,186,586	6,868,826
Interest on borrowings	399,663	143,342
Interest on junior subordinated notes	196,661	207,844
Total interest expense	6,782,910	7,220,012

Net interest income	9,600,224	10,101,953
Provision for credit losses	-	-
Net interest income after provision for credit losses	9,600,224	10,101,953

Non-interest income:
Fees and service charges	1,887,261	1,816,737
Loan servicing fees	163,207	162,100
Gain (loss) on sale of real estate, net	69,515	(143)
Gain on sale of mortgage loans	229,530	214,644
Other income	324,691	291,170
Total non-interest income	2,674,204	2,484,508

Non-interest expense:
Compensation and fringe benefits	3,587,805	3,297,926
Federal insurance premiums	22,347	24,287
Premises and equipment	499,874	473,094
Advertising	35,016	26,495
Payroll and other taxes	370,260	351,965
Data processing	643,531	621,611
Amortization of intangible assets	102,058	96,969
Other	699,419	628,954
Total non-interest expense	5,960,310	5,521,301

Income before income taxes	6,314,118	7,065,160

Income taxes	2,413,160	2,767,163

Net income	$3,900,958	$4,297,997

Per share data:
Basic earnings per share	$0.40	$0.43
Diluted earnings per share	$0.40	$0.43
Dividends per share	$0.20	$0.19
Weighted average shares-Basic	9,802,770	9,930,732
Weighted average shares-Diluted	9,833,335	10,069,085

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2008
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2007	$98,087	$36,761,824	$79,679,027	$(30,880,120)	$376,504	$86,035,322

Net income			3,900,958			3,900,958

Other comprehensive loss, net of taxes					763,082	763,082

Exercise of stock options	807	(1,639,008)		1,719,306		81,105

Tax benefit of stock options exercised		450,394				450,394

Shares traded to exercise options	(208)	355,505		(449,979)		(94,682)

Acquisition of treasury shares	(1,053)			(2,123,459)		(2,124,512)

Stock based compensation		15,092				15,092

Dividends ($0.20 per share)			(1,953,894)			(1,953,894)

Balance, March 31, 2008	$97,633	$35,943,807	$81,626,091	$(31,734,252)	$1,139,586	$87,072,865

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2008	2007

Operating activities:
Net income	$3,900,958	$4,297,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,649	204,846
Amortization of intangibles	102,750	96,969
Accretion of discounts on securities, net	(150)	(5,356)
Gain on disposal of premises and equipment and real estate owned	(69,130)	(2,857)
Gain on sale of loans held for sale	(229,530)	(214,644)
Stock based compensation expense	15,092	24,530
Originations of loans held for sale, net	(12,029,560)	(6,428,507)
Proceeds from sale of loans held for sale	12,176,905	17,747,565
Other operating activities	1,386,983	592,396
Net cash provided by operating activities	5,471,967	16,312,939
Investing activities:
Proceeds from maturities of investment securities available for sale	3,000,000	1,000,000
Purchases of investment securities available for sale	-	(500,000)
Proceeds from principal repayments of mortgage-backed securities available for sale	1,716,803	1,480,994
Proceeds from principal repayments of mortgage-backed securities held for investment	100,344	82,919
Originations of loans held for investment, net of principal repayments	(7,191,349)	10,284,685
Proceeds from disposal of premises and equipment and real estate owned	223,754	16,743
Sales (purchases) of FHLB stock	(448,500)	298,200
Purchase of premises and equipment	(88,923)	(480,308)
Net cash provided by (used in) investing activities	(2,687,871)	12,183,233
Financing activities:
Net increase (decrease) in deposit accounts	(7,040,381)	2,028,229
Net increase (decrease) in FHLB borrowings	10,000,000	(6,000,000)
Purchase of treasury shares	(2,574,699)	(1,952,033)
Proceeds from exercise of stock options, net of tax benefit	887,004	3,121,213
Cash paid for dividends and fractional shares	(1,864,869)	(1,680,858)
Net change in repurchase agreements	31,126	865,201
Net cash used in financing activities	(561,819)	(3,618,248)

Increase in cash and cash equivalents	2,222,277	24,877,924

Cash and cash equivalents, beginning of period	24,029,287	25,803,620

Cash and cash equivalents, end of period	$26,251,564	$50,681,544

Supplemental disclosures:
Real estate acquired in settlement of loans	$78,943	$439,654
Dividends declared, not paid	$1,952,669	$1,891,737

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) are presented on a consolidated basis with those of First South Bank (the “Bank”). The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the quarter ended March 31, 2008 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For the quarters ended March 31, 2008 and 2007, there were 60,000 and 8,750 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the quarters ended March 31, 2008 and 2007.

Note 3. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance	Allowance	Allowance
	for Loan and	for Unfunded	for Credit
	Lease Losses	Commitments	Losses
Balance at December 31, 2007	$9,486,479	$402,643	$9,889,122
Provision for credit losses	-	-	-
Reclassifications	9,308	(9,308)	-
Loans and leases charged-off	(123,766)	-	(123,766)
Loans and leases recovered	21,786	-	21,786
Net (charge-offs)/recoveries	$(101,980)	$-	$(101,980)
Balance at March 31, 2008	$9,393,807	$393,335	$9,787,142

	March 31, 2008	December 31, 2007
Allowance for Credit Losses Ratios:
Allowance for loan and lease losses/total loans and leases	1.20%	1.22%
Allowance for unfunded loan commitments/unfunded commitments	0.26%	0.27%
Allowance for credit losses/total loans and leases	1.25%	1.27%

Note 4. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the quarters ended March 31, 2008 and 2007 is as follows:

	Quarter Ended March 31,
	2008	2007
Net income	$3,900,958	$4,297,997
Gains (losses) unrealized, net of income taxes	763,082	139,240
Other comprehensive income (loss)	763,082	139,240
Comprehensive income	$4,664,040	$4,437,237

Note 5. Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has one share-based compensation plan. On April 8, 1998, the Shareholders of the Company approved the First South Bancorp, Inc. 1997 Stock Option Plan (the "Plan"), for a term of ten years. The purpose of this Plan is to advance the interests of the Company through providing selected key employees and Directors of the Bank and the Company with the opportunity to purchase shares. At March 31, 2008, the Plan includes 184,170 granted unexercised shares and 958,652 shares available to be granted. The Plan matured on April 8, 2008 and no additional options may be granted under the Plan after the maturity date.

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

A summary of option activity under the Plan as of March 31, 2008, and changes during the quarters ended March 31, 2008 and 2007 is presented below:

				Aggregate
	Options	Options		Intrinsic
Quarter Ended March 31, 2008:	Available	Outstanding	Price	Value
Outstanding at December 31, 2007	967,652	255,919	$13.90
Granted	(13,000)	13,000	$21.11
Forfeited	4,000	(4,000)	$33.00
Exercised	-	(80,749)	$5.41
Outstanding at March 31, 2008	958,652	184,170	$17.72	$880,823
Vested and Exercisable at March 31, 2008		125,845	$15.22	$915,564

				Aggregate
	Options	Options		Intrinsic
Quarter Ended March 31, 2007:	Available	Outstanding	Price	Value
Outstanding at December 31, 2006	988,277	538,374	$9.65
Granted	(4,750)	4,750	$28.18
Forfeited	1,500	(1,500)	$23.66
Exercised	-	(260,053)	$7.20
Outstanding at March 31, 2007	987,027	281,571	$12.14	$5,221,767
Vested and Exercisable at March 31, 2007		228,821	$9.52	$4,844,069

A summary of nonvested option shares as of March 31, 2008, and changes during the quarters ended March 31, 2008 and 2007 is presented below:

Quarter Ended March 31, 2008:	Shares	Price
Nonvested at December 30, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10

Quarter Ended March 31, 2007:	Shares	Price
Nonvested at December 31, 2006	53,250	$22.89
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Vested	(3,750)	$20.30
Nonvested at March 31, 2007	52,750	$23.53

The weighted-average fair value per share of options granted during the quarters ended March 31, 2008 and 2007 is estimated on the date of grant using the Black Scholes Option Pricing Model, with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Weighted average fair value per share	$2.43	$5.34
Dividend growth rate	11.8%	17.0%
Expected volatility	22.6%	22.4%
Average risk-free interest rates	3.2%	4.6%
Expected lives	6 years	6 years

As of March 31, 2008, there was $158,039 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over the next 4.25 years. The intrinsic value of options exercised during the quarters ended March 31, 2008 and 2007 was $1,314,288 and $6,167,548, respectively.

The amount of cash received and value of shares tendered for payment of option exercises for the quarter ended March 31, 2008 was $436,610, compared to $1,871,648 for the quarter ended March 31, 2007. The income tax benefits realized for the income tax credits arising from option exercise of the share-based payment arrangements was $450,394 for the quarter ended March 31, 2008, compared to $2,145,076 for the quarter ended March 31, 2007.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2008, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.41 – 5.50	3,375	2.2	$5.50	3,375	$5.50
$6.87 – 10.37	36,908	3.2	$8.39	36,908	$8.39
$14.97 – 16.61	44,437	4.9	$16.19	44,437	$16.19
$16.77 – 25.22	79,700	8.1	$20.64	34,825	$19.56
$26.17 – 33.30	19,750	7.6	$28.88	6,300	$29.76
	184,170	4.6	$17.72	125,845	$15.22

The fair value compensation cost recognition provisions of SFAS 123R are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The following table reflects the impact of adopting SFAS 123R by reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the quarters ended March 31, 2008 and 2007:

Quarter Ended March 31,	2008	2007
Reduced net income before income taxes	$15,092	$24,530
Reduced net income	$14,087	$21,772
Reduced basic earnings per share	$.00	$.00
Reduced diluted earnings per share	$.00	$.00

Note 6. Assets and Liabilities – Fair Value Information. Assets measured at fair value on a recurring basis at March 31, 2008 were as follows:

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$46,872,318	$46,872,318	$-	$-
Mortgage-backed	36,564,663	36,564,663
Other real estate owned	1,526,023	-	1,526,023	-
Total	$84,963,004	$83,436,981	$1,526,023	$-

No valuation techniques, other than quoted market prices in active markets are used to determine fair value of available for sale securities. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information regarding unrealized gains on available for sale securities. The unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Assets acquired through loan foreclosure are recorded as other real estate owned at fair value based on the appraised market value of the subject property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. There were no fair value adjustments to other real estate owned during the quarter ended March 31, 2008.

Gains realized and included in earnings for the quarter ended March 31, 2008 are reported in other revenues as follows:

Other
Revenues
Gain on sale of other real estate owned	$69,515

No liabilities were measured at fair value on a recurring basis during the quarter ended March 31, 2008.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased to $913.9 million at March 31, 2008 from $909.3 million at December 31, 2007. Earning assets were $849.8 million at March 31, 2008 compared to $857.5 million at December 31, 2007, reflecting the net change in the composition of earning assets and an increase in nonperforming loans, as discussed below. Earning assets were 93.0% of total assets at March 31, 2008 compared to 93.6% at December 31, 2007.

Interest-bearing overnight deposits in financial institutions were $2.1 million at March 31, 2008, compared to $1.8 million at December 31, 2007. Short-term overnight investments are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $46.9 million at March 31, 2008 compared to $49.1 million at December 31, 2007. Maturities of investment securities available for sale were $3.0 million during the quarter ended March 31, 2008, and the proceeds were also used to fund liquidity management activities and daily operations of the Bank. The Bank sold no securities available for sale during the quarter ended March 31, 2008.

Mortgage-backed securities available for sale were $36.6 million at March 31, 2008 compared to $37.8 million at December 31, 2007, reflecting scheduled principal repayments. The Bank may sell certain securities during favorable interest rate windows and securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold no mortgage-backed securities available for sale during the quarter ended March 31, 2008, and no mortgage loans held for sale were securitized into mortgage-backed securities available for sale during the quarter ended March 31, 2008. Mortgage-backed securities held for investment were $1.2 million at March 31, 2008, compared to $1.3 million at December 31, 2007, reflecting scheduled principal repayments.

As a result of declining interest rates during the quarter ended March 31, 2008, investment and mortgage-backed securities available for sale increased in value by a net unrealized gain of $763,000. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $7.6 million at March 31, 2008 compared to $7.5 million at December 31, 2007. Proceeds from loan sales were $12.2 million for the quarter ended March 31, 2008, compared to $17.7 million for the quarter ended March 31, 2007. The proceeds from loans sold during the quarter ended March 31, 2008 were to fund the net growth in loans and leases held for investment and decline in time deposits, as discussed below.

Loans and leases receivable held for investment increased to $764.7 million at March 31, 2008 from $757.6 million at December 31, 2007. A portion of the proceeds from the sale of loans held for sale, as discussed above, were used to fund the net growth of loans and leases held for investment. The net growth of loan and leases receivable held for investment for the quarter ended March 31, 2008 was at an annualized rate of 3.8%, reflecting continued efforts to grow the portfolio.

Nonperforming loans increased to $12.8 million at March 31, 2008, from $7.6 million at December 31, 2007. Significant nonperforming loans consists primarily of six commercial borrowers (residential and commercial real estate developers), with total exposure of $10.2 million at March 31, 2008. The Bank believes these nonperforming loans will ultimately be resolved in the Bank’s favor, although there are no guarantees or assurances.

Deposits declined to $754.3 million at March 31, 2008 from $761.4 million at December 31, 2007. Checking accounts increased to $252.1 million at March 31, 2008 from $243.6 million at December 31, 2007, reflecting continued efforts of attracting lower costing core deposits. Time deposits declined to $484.3 million at March 31, 2008 from $500.2 million at December 31, 2008. During the quarter ended March 31, 2008, and amid intense competitive pressure on interest rates, the Bank chose to not renew certain maturing time deposits at higher rates, in efforts to control its time deposit cost. The Bank also began repricing certain new and maturing time deposits at lower rates, and combined with lower costing checking accounts, is attempting to effectively managing its deposit cost, amid the intense competitive market pressure.

Borrowed money increased to $52.1 million at March 31, 2008 from $42.1 million at December 31, 2007. FHLB advances increased to $45.0 million at March 31, 2008 from $35.0 million at December 31, 2007. During the March 2008 quarter, the Bank repaid $35.0 million of daily rate credit advances from the Federal Home Loan Bank of Atlanta, and borrowed $45.0 million of fixed rated at various terms ranging from 18 to 36 months at a weighted average cost of 3.01%, in order to reduce its cost of funds.

Junior subordinated debentures were $10.3 million at both March 31, 2008 and December 31, 2007. Repurchase agreements were $7.1 million at both March 31, 2008 and December 31, 2007, and represent funds held in cash management accounts for commercial banking customers.

Stockholders' equity increased to $87.1 million at March 31, 2008 from $86.0 million at December 31, 2007. See "Consolidated Statement of Stockholders' Equity" for additional information. The Company's equity to assets ratio was 9.5% at March 31, 2008 and December 31, 2007, reflecting the combined effect of March 2008 quarterly earnings, net of increased dividend payments, stock option exercises and common stock repurchases.

Accumulated other comprehensive income increased to $1.1 million at March 31, 2008 from $377,000 at December 31, 2007, reflecting an increase in the net market value of the investment and mortgage-backed securities, as previously discussed. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's total capital was $86.0 million at March 31, 2008, substantially in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On March 27, 2008, the Company declared a cash dividend of $0.20 per share, payable April 24, 2008 to stockholders of record as of April 10, 2008. This dividend payment represents a 5.3% payment rate increase over the previous quarterly dividend payment, is a payout ratio of 50.0% of basic earnings per share for the quarter ended March 31, 2008, and is the Company's 44th consecutive quarterly cash dividend.

The Company acquired 105,241 shares of its common stock during the quarter ended March 31, 2008 through private and open market purchases pursuant to a repurchase plan adopted by the board of directors. The repurchase of common stock allows the Company to minimize the dilutive effect of stock option exercises and provides an effective means of leveraging its capital. Repurchased shares are held as treasury stock, at cost. At March 31, 2008, 1,490,876 treasury shares were held totaling $31.7 million, compared to 1,445,567 shares held at December 31, 2007 totaling $30.9 million.

During the quarter ended March 31, 2008, there were 80,749 shares issued from treasury shares for stock option exercises. In addition, during the quarter ended March 31, 2008, 20,817 shares were tendered by stock option plan participants to pay the exercise price of stock options being exercised and income taxes incident to such option exercises.

Comparison of Operating Results – Three Months Ended March 31, 2008 and 2007

General. Net income for the quarter ended March 31, 2008 was $3.9 million compared to $4.3 million for the quarter ended March 31, 2007. Diluted earnings per share were $0.40 the quarter ended March 31, 2008, compared to $0.43 per share for the quarter ended March 31, 2007. Net income during the quarter ended March 31, 2008 was impacted by a higher than anticipated interest rate compression which has been significantly influenced by a series of Federal Reserve rate cuts over the past six months, and an increase in the amount of non-performing loans.

Many banks have been challenged by problems relating to sub-prime lending. First South Bank does not have any sub-prime loan exposure. The Bank faces challenges due to the weakening real estate market, and it is monitoring and evaluating all significant loans in its portfolio. The Bank will continue to manage its credit risk and exposure while waiting for the stabilization of the real estate market. Management believes competition and pricing pressures will continue on both deposits and loans during the remainder of 2008. The amount and timing of any future Federal Reserve rate cuts remains uncertain, and may further impact the Bank, particularly if those cuts are significant.

The Bank continues to focus on its key performance ratios and the impact of the economic slow down. Efforts continue to be placed on operating efficiency by managing net interest income, growing non-interest income, and controlling operating expenses, resulting in an efficiency ratio 48.5% for the quarter ended March 31, 2008, compared to 43.8% for the quarter ended March 31, 2007. The return on average assets (ROA) was 1.7% and 1.9%, respectively, for the quarters ended March 31, 2008 and March 31. 2007. The return on average equity (ROE) was 18.0% 21.3%, respectively, for the quarters ended March 31, 2008 and March 31, 2007.

Interest Income. Interest income was $16.4 million for the quarter ended March 31, 2008, compared to $17.3 million for the quarter ended March 31, 2007. This decline is due primarily to the recent decline in interest rates due to the Federal Reserve rate cuts, and partially offset by an increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $858.7 million for the quarter ended March 31, 2008, compared to $852.3 million for the quarter ended March 31, 2007, reflecting growth in loans and leases receivable held for investment between the respective periods. The yield on average interest-earning assets was 7.6% for the quarter ended March 31, 2008, compared to 8.1% for the quarter ended March 31, 2007, also primarily impacted by the Federal Reserve rate cuts and the increase in the volume of average interest-earning assets and the increase in interest rates between the respective periods. As a result of the increase in the amount of nonperforming loans, the Bank’s accrued unrecognized interest increased by $248,000 during the quarter ended March 31, 2008, compared to a $45,000 decrease during the quarter ended March 31, 2007. Total accrued unrecognized interest was $754,000 at March 31, 2008, compared to $108,000 at March 31, 2007.

Interest Expense. Interest expense on deposits and borrowings was $6.8 million for the quarter ended March 31, 2008, compared to $7.2 million for the quarter ended March 31, 2007, reflecting changes in both the mix and volume of deposits and borrowings, and the decline in interest rates between the respective periods. Average deposits and borrowings were $822.1 million for the quarter ended March 31, 2008, compared to $816.3 million for the quarter ended March 31, 2007. The effective cost of average deposits and borrowings was 3.3% for the quarter ended March 31, 2008, compared to 3.5% for the quarter ended March 31, 2007. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Net Interest Income. Net interest income was $9.6 million for the quarter ended March 31, 2008, compared to $10.1 million for the quarter ended March 31, 2007. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.3% for the quarter ended March 31, 2008, compared to 4.6% for the quarter ended March 31, 2007. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.5% for the quarter ended March 31, 2008, compared to 4.7% for the quarter ended March 31, 2007. The decline in both the interest rate spread and net yield on interest-earning assets reflects the impact of the declining interest rate environment and increase in nonperforming loans during the quarter ended March 31, 2008, as previously discussed.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded no provisions for credit losses in the quarters ended March 31, 2008 or March 31, 2007.

Allowance for Credit Losses. The Bank maintains general and specific allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) at levels the Bank believes is adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for credit losses. The factors supporting these allowances do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments. The Bank’s principal focus is on the adequacy of the total allowance for credit losses. Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowances for loan and lease losses were $9.4 million at March 31, 2008, compared to $9.5 million at December 31, 2007. The allowance for unfunded loan commitments was $393,000 at March 31, 2008 and $403,000 December 31, 2007. The ratio of the allowances for loan and lease losses to loans and leases, net of loans-in-process and deferred loan fees, was 1.2% at both March 31, 2008 and December 31, 2007. The ratio of the allowance for unfunded loan commitments to unfunded loan commitments was .3% at both March 31, 2008 and December 31, 2007. See “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Income. Noninterest income increased to $2.7 million for the quarter ended March 31, 2008, from $2.5 million for the quarter ended March 31, 2007. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $1.9 million for the quarter ended March 31, 2008, compared to $1.8 million for the quarter ended March 31, 2007. Fees, service charges earned and insufficient funds fees collected during the respective periods is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded $230,000 of gains from sales of loans during the quarter ended March 31, 2008, compared to $215,000 during the quarter ended March 31, 2007. The Bank sells certain fixed-rate residential mortgage loans to better manage market risk exposure due to fluctuating interest rates. The Bank also recorded a $70,000 gain from the sale of an other real estate owned property during the quarter ended March 31, 2008.

Noninterest Expense. Noninterest expenses were $6.0 million for the quarter ended March 31, 2008, compared to $5.5 million for the quarter ended March 31, 2007. The largest component of these expenses, compensation and fringe benefits, increased to $3.6 million for the quarters ended March 31, 2008, from $3.3 million for the quarter ended March 31, 2007. Fulltime equivalent employees were 279 at March 31, 2008 compared to 272 at March 31, 2007. This increase is due to additional personnel resulting from opening new full service offices in Grantsboro and Greenville North Carolina, opening a new loan-production office in Durham, North Carolina; converting a loan production office in Dunn, North Carolina to a full service branch office; and the administrative staff required to support the increase in customer transaction activity between the respective periods.

Premises and equipment and data processing expenses have grown proportionately with the growth in customer accounts and transaction activity, attributable to both internal growth and the new offices. Other noninterest expenses including premises and equipment, repairs, printing, advertising, and office supplies have also grown proportionately with the growth in branch office locations.

Income Taxes. Income tax expense was $2.4 million for the quarter ended March 31, 2008, compared to $2.8 million for the quarter ended March 31, 2007. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during the respective periods. The effective income tax rates were 38.2% for the quarter ended March 31, 2008, compared to 39.2% for the quarter ended March 31, 2007.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At March 31, 2008, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $122.1 million, compared to $122.9 million at December 31, 2007, representing 16.0% and 15.3% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank at all times to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at March 31, 2008 and December 31, 2007.

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

Loan Impairment and Allowance for Credit Losses.
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

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance for credit losses is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowances for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases and unfunded loan commitments will not require additional adjustments to the allowance for credit losses.

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

Off-Balance Sheet Arrangements. The Company offers financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce its exposure to fluctuating interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, it will change current practice. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, with no material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose measuring many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not elected to measure eligible items at fair value, and continues to evaluate the future impact SFAS No. 159 may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. The objective of this Statement is to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, and disclosing the fair values of derivative instruments and their gains and losses in a tabular format. It also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments. It is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 may have on its consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Miscellaneous Accounting – Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 addresses written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This Bulletin supersedes SAB 105, “Accounting for Derivative Instruments and Hedging Activities” and concludes that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 indicated that the SEC staff believed that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for as fair value through earnings. The SEC expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact SAB 109 may have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment – Certain Assumptions Used in Valuation Methods – Expected Term” (“SAB 110”). SAB 110 provides guidance on developing an estimated term of “plain vanilla” share options in accordance with SFAS No. 123(r), Share-Based Payment. Due to the fact that detailed external information about employees exercise behavior may not, as originally thought, be readily available by December 31, 2007, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently evaluating the impact SAB 110 may have on its consolidated financial statements.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income. The Company monitors whether material changes in market risk have occurred since December 31, 2007. The Company believes that an adverse change in market risk exposure has occurred since December 31, 2007.

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits. This has been a contributing factor to net interest margin compression in the March 31, 2008 quarter, which has been significantly influenced by the Federal Reserve’s 300 basis point rate cuts over the past six months. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly. Over the remainder of 2008, the Bank anticipates some improvement in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2008.

			Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Number of	Average	Publicly	Yet to Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan
January 2008 (1)
Beginning date: January 1	21,498	$22.38	21,498	228,674
Ending date: January 31

February 2008 (2)
Beginning date: February 1	59,091	$19.76	59,091	431,664
Ending date: February 29

March 2008 (2)
Beginning date: March 1	24,652	$19.30	24,652	407,012
Ending date: March 31

(1)	Shares were purchased pursuant to a stock repurchase program announced on January 9, 2007. This repurchase program expired on January 8, 2008.
(2)	Shares were purchased pursuant to a stock repurchase program announced on January 15, 2008. This repurchase program will expire on January 14, 2009.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: Not applicable

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.12	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended, dated April 24, 2008
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: May 8, 2008	Date:May 8, 2008