Form 10-Q
period 2008-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2008-08-06
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

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

Number of shares of common stock outstanding as of August 5, 2008: 9,753,096

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30	December 31
	2008	2007	*
	(unaudited)
Assets

Cash and due from banks	$27,320,474	$22,273,592
Interest-bearing deposits in financial institutions	6,667,612	1,755,695
Investment securities - available for sale	41,125,928	49,064,278
Mortgage-backed securities - available for sale	30,340,891	37,828,064
Mortgage-backed securities - held for investment	4,518,152	1,291,762
Loans and leases receivable, net:
Held for sale	4,932,138	7,515,626
Held for investment	760,154,308	757,567,279
Premises and equipment, net	9,332,994	9,433,399
Real estate owned	4,026,046	1,601,704

Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,658,600	3,210,100
Accrued interest receivable	4,618,334	5,103,405
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,111,442	1,150,616
Identifiable intangible assets	180,780	196,500
Prepaid expenses and other assets	8,038,118	7,077,115

Total assets	$910,244,393	$909,287,711

Liabilities and Stockholders' Equity

Deposits:
Demand	$247,642,094	$243,647,606
Savings	18,681,815	17,497,763
Large denomination certificates of deposit	217,600,738	204,509,581
Other time	260,368,198	295,714,633
Total deposits	744,292,845	761,369,583
Borrowed money	54,163,723	42,067,421
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	14,560,593	9,505,385
Total liabilities	823,327,161	823,252,389

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,753,096 and 9,808,655 shares outstanding, respectively	97,531	98,087
Additional paid-in capital	35,911,450	36,761,824
Retained earnings, substantially restricted	82,687,218	79,679,027
Treasury stock at cost	(31,976,615)	(30,880,120)
Accumulated other comprehensive income, net	197,648	376,504
Total stockholders' equity	86,917,232	86,035,322

Total liabilities and stockholders' equity	$910,244,393	$909,287,711

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$14,164,079	$16,177,817	$29,342,373	$32,164,404
Interest and dividends on investments and deposits	1,055,050	1,347,839	2,259,890	2,683,217
Total interest income	15,219,129	17,525,656	31,602,263	34,847,621

Interest expense:
Interest on deposits	5,505,117	6,997,293	11,691,704	13,866,119
Interest on borrowings	395,594	77,046	795,257	220,388
Interest on junior subordinated notes	144,293	212,111	340,954	419,955
Total interest expense	6,045,004	7,286,450	12,827,915	14,506,462

Net interest income	9,174,125	10,239,206	18,774,348	20,341,159
Provision for credit losses	1,148,684	100,000	1,148,684	100,000
Net interest income after provision for credit losses	8,025,441	10,139,206	17,625,664	20,241,159

Non-interest income:
Fees and service charges	2,094,583	1,821,399	3,981,843	3,638,137
Loan servicing fees	163,322	164,600	326,529	326,699
Gain on sale of real estate, net	30,987	19,501	100,502	19,359
Gain on sale of mortgage loans	174,697	37,675	404,228	252,319
Gain on sale of mortgage backed securities	69,911	-	69,911	-
Other income	287,056	338,344	610,947	629,513
Total non-interest income	2,820,556	2,381,519	5,493,960	4,866,027

Non-interest expense:
Compensation and fringe benefits	3,451,365	3,348,150	7,039,170	6,646,076
Federal insurance premiums	21,430	24,160	43,777	48,447
Premises and equipment	512,714	465,656	1,012,588	938,749
Advertising	28,288	28,992	63,304	55,488
Payroll and other taxes	324,303	314,291	694,563	666,256
Data processing	623,538	624,449	1,267,069	1,246,060
Amortization of intangible assets	126,744	98,475	228,802	195,444
Other	807,810	584,907	1,506,428	1,213,861
Total non-interest expense	5,896,192	5,489,080	11,855,701	11,010,381

Income before income taxes	4,949,805	7,031,645	11,263,923	14,096,805

Income taxes	1,938,059	2,720,558	4,351,219	5,487,721

Net income	$3,011,746	$4,311,087	$6,912,704	$8,609,084

Per share data:
Basic earnings per share	$0.31	$0.43	$0.71	$0.87
Diluted earnings per share	$0.31	$0.43	$0.70	$0.86
Dividends per share	$0.20	$0.19	$0.40	$0.38
Weighted average shares-Basic	9,756,519	9,943,148	9,779,465	9,937,037
Weighted average shares-Diluted	9,782,038	10,055,509	9,807,507	10,062,394

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2008
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2007	$98,087	$36,761,824	$79,679,027	$(30,880,120)	$376,504	$86,035,322

Net income			6,912,704			6,912,704

Other comprehensive loss, net of taxes					(178,856)	(178,856)

Exercise of stock options	905	(1,682,353)		1,926,743		245,295

Tax benefit of stock options exercised		452,317				452,317

Shares traded to exercise options	(208)	355,505		(449,979)		(94,682)

Acquisition of treasury shares	(1,253)			(2,573,259)		(2,574,512)

Stock based compensation		24,157				24,157

Dividends ($0.40 per share)			(3,904,513)			(3,904,513)

Balance, June 30, 2008	$97,531	$35,911,450	$82,687,218	$(31,976,615)	$197,648	$86,917,232

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2008	2007

Operating activities:
Net income	$6,912,704	$8,609,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,148,684	100,000
Depreciation	438,488	405,136
Amortization of intangibles	228,802	195,444
Accretion of discounts on securities, net	2,563	(9,685)
Gain on disposal of premises and equipment and real estate owned	(98,962)	(22,212)
Gain on sale of loans held for sale	(474,139)	(252,319)
Stock based compensation expense	24,157	44,023
Originations of loans held for sale, net	(23,817,412)	(13,030,957)
Proceeds from sale of loans held for sale	23,406,057	19,004,781
Other operating activities	4,522,932	(677,254)
Net cash provided by operating activities	12,293,874	14,366,041
Investing activities:
Proceeds from maturities of investment securities available for sale	8,000,000	9,000,000
Purchases of investment securities available for sale	-	(500,000)
Proceeds from principal repayments and sales of mortgage-backed securities available for sale	7,197,241	2,569,007
Proceeds from principal repayments of mortgage-backed securities held for investment	172,681	179,114
Originations of loans held for investment, net of principal repayments	(6,899,407)	3,811,306
Proceeds from disposal of premises and equipment and real estate owned	839,064	201,493
Sales (purchases) of FHLB stock	(448,500)	298,200
Purchase of premises and equipment	(339,623)	(912,365)
Net cash provided by investing activities	8,521,456	14,646,755
Financing activities:
Net decrease in deposit accounts	(17,076,738)	(1,098,108)
Net increase (decrease) in FHLB borrowings	10,000,000	(6,000,000)
Purchase of treasury shares	(3,024,699)	(3,227,364)
Proceeds from exercise of stock options, net of tax benefit	1,053,117	3,389,370
Cash paid for dividends and fractional shares	(3,904,513)	(3,572,595)
Net change in repurchase agreements	2,096,302	1,916,007
Net cash used in financing activities	(10,856,531)	(8,592,690)

Increase in cash and cash equivalents	9,958,799	20,420,106

Cash and cash equivalents, beginning of period	24,029,287	25,803,620

Cash and cash equivalents, end of period	$33,988,086	$46,223,726

Supplemental disclosures:
Real estate acquired in settlement of loans	$3,163,694	$888,979
Exchange of loans for mortgage-backed securities	$3,399,071	$5,522,785
Dividends declared, not paid	$1,950,619	$1,888,637

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) are presented on a consolidated basis with those of First South Bank (the “Bank”). The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and six month periods ended June 30, 2008 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For both the three and six months ended June 30, 2008 and 2007, there were 58,500 and 12,250 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the respective periods. These stock options have been omitted from the calculation of diluted earnings per share for the respective three and six month periods ended June 30, 2008 and 2007.

Note 3. Allowance for Credit Losses. Activity in the allowance for credit losses, which includes the allowances for loan and lease losses and the reserve for unfunded loan commitments, is summarized as follows:

	Allowance	Reserve for	Allowance
	for Loan and	Unfunded	for Credit
	Lease Losses	Commitments	Losses
Balance at December 31, 2007	$9,486,479	$402,643	$9,889,122
Provision for credit losses	1,148,684	1,148,684
Reclassification	11,837	(11,837)	-
Loans and leases charged-off	(783,989)	-	(783,989)
Loans and leases recovered	94,372	-	94,372
Net (charge-offs)/recoveries	$(689,617)	$-	$(689,617)
Balance at June 30, 2008	$9,957,383	$390,806	$10,348,189

	June 30,	December 31,
Allowance for Credit Losses Ratios:	2008	2007
Allowances for loan and lease losses/total loans and leases	1.28%	1.22%
Reserve for unfunded loan commitments/unfunded commitments	0.32%	0.27%
Allowance for credit losses/total loans and leases	1.33%	1.27%

Note 4. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,011,746	$4,311,087	$6,912,704	$8,609,084
Reclassification of gain on sale of securities	69,111	-	69,111	-
Losses unrealized, net of income taxes	(1,011,049)	(648,768)	(247,967)	(509,528)
Other comprehensive loss	(941,938)	(648,768)	(178,856)	(509,528)
Comprehensive income	$2,069,808	$3,662,319	$6,733,848	$8,099,556

Note 5. Stock-Based Compensation. At June 30, 2008, the Company had two stock-based compensation plans. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2008, the 1997 Plan had 172,920 granted unexercised shares. On May 22, 2008, the Shareholders of the Company approved the 2008 Plan for a term of ten years. At June 30, 2008, the Plan includes 6,000 granted unexercised shares and 952,000 shares available to be granted. During the three months ended June 30, 2008, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The compensation cost recorded under SFAS No. 123(R) that has been charged against income for these plans was $9,065 and $24,157 for the three and six months ended June 30, 2008, and $19,493 and $39,104 for the three and six months ended June 30, 2007. As of June 30, 2008, total unrecognized compensation cost on granted unexercised shares was $152,082. That cost is expected to be recognized the next 4.5 years.

The total income tax benefit recognized for stock-based compensation cost was $1,923 and $452,317 for the three and six months ended June 30, 2008 and $202,976 and $2,348,052 for the three and six months ended June 30, 2007.

The average fair value of options granted during the three and six months ended June 30, 2008 was $2.01 and $2.30, compared to $4.88 and $5.16 during the three and six months ended June 30, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend growth rate	11.8%	17%	11.8%	17%
Expected volatility	23.3%	22.4%	22.8%	22.5%
Average risk-free interest rate	3.68%	4.55%	3.33%	4.55%
Expected lives - years	6	6	6	6

A summary of option activity under the Plan as of June 30, 2008 and 2007, and changes during the three and six month periods ended June 30, 2008 and 2007, is presented below:

			Aggregate
	Options		Intrinsic
	Outstanding	Price	Value
Period Ended June 30, 2008:
Outstanding at December 31, 2007	255,919	$13.90
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Exercised	(80,749)	$5.41
Outstanding at March 31, 2008	184,170	$17.72	$880,823
Granted	6,000	$19.26
Forfeited	(1,500)	$29.28
Exercised	(9,750)	$16.84
Outstanding at June 30, 2008	178,920	$17.72	$(865,969)
Vested and Exercisable at June 30, 2008	127,020	$15.42	$(323,198)

Period Ended June 30, 2007:
Outstanding at December 31, 2006	538,374	$9.65
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Exercised	(260,053)	$7.20
Outstanding at March 31, 2007	281,571	$12.14	$5,221,767
Granted	3,000	$27.57
Forfeited	-	$-
Exercised	(30,042)	$7.01
Outstanding at June 30, 2007	254,526	$12.93	$3,554,992
Vested and Exercisable at June 30, 2007	211,929	$10.56	$3,463,596

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $28,567 and $1,342,854, compared to total intrinsic value of $688,843 and $6,856,391 of options exercised during the three and six months ended June 30, 2007.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2008, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.50 – 10.37	40,283	2.85	$8.14	40,283	$8.14
$14.97 – 16.61	37,687	4.60	$16.11	37,687	$16.11
$16.77 – 25.22	82,700	8.04	$20.66	42,200	$19.54
$26.17 – 33.30	18,250	7.93	$28.85	6,850	$29.13
	178,920	4.52	$17.72	127,020	$15.42

A summary of nonvested option shares as of June 30, 2008 and 2007, and changes during the three and six month periods ended June 30, 2008 and 2007, is presented below:

	Shares	Price
Period Ended June 30, 2008:
Nonvested at December 31, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10
Granted	6,000	$19.26
Forfeited		$-
Vested	(12,425)	$20.23
Nonvested at June 30, 2008	51,900	$23.34

Period Ended June 30, 2007:
Nonvested at December 31, 2006	53,250	$22.89
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Vested	(3,750)	$20.30
Nonvested at March 31, 2007	52,750	$23.53
Granted	3,000	$27.57
Forfeited		$-
Vested	(13,150)	$20.48
Nonvested at June 30, 2007	42,600	$24.75

The fair value compensation cost recognition provisions of SFAS 123R are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The following table reflects the impact of adopting SFAS 123R by reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Reduced net income before income taxes	$9,065	$19,493	$24,157	$39,104
Reduced net income	$8,964	$18,105	$23,051	$34,959
Reduced basic earnings per share	$0.00	$0.01	$0.00	$0.01
Reduced diluted earnings per share	$0.00	$0.00	$0.01	$0.00

Note 6. Assets and Liabilities – Fair Value Information. Assets measured at fair value on a recurring basis at June 30, 2008 were as follows:

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$41,125,928	$41,125,928	$-	$-
Mortgage-backed	30,340,891	30,340,891
Other real estate owned	4,026,046	-	4,026,046	-
Total	$75,492,865	$71,466,819	$4,026,046	$-

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

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the subject property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. There were $71,000 of fair value adjustments to other real estate owned during the three and six months ended June 30, 2008. No liabilities were measured at fair value on a recurring basis during the quarter ended June 30, 2008.

Net gains realized and included in earnings for the three and six months ended June 30, 2008 and 2007 are reported in other revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gain on sale of real estate, net	$30,987	$19,501	$100,502	$19,359

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007. Total assets were $910.2 million at June 30, 2008 compared to $909.3 million at December 31, 2007. Earning assets were $845.0 million at June 30, 2008 compared to $850.7 million at December 31, 2007, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 92.8% of total assets at June 30, 2008 compared to 93.6% at December 31, 2007.

Interest-bearing overnight deposits in financial institutions were $6.7 million at June 30, 2008, compared to $1.8 million at December 31, 2007. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $41.1 million at June 30, 2008 compared to $49.1 million at December 31, 2007. Maturities of investment securities available for sale were $5.0 million and $8.0 million, respectively, during the three and six months ended June 30, 2008. The proceeds were used to fund liquidity management activities and daily operations of the Bank. The Bank sold no investment securities available for sale during the three and six months ended June 30, 2008 or 2007.

Mortgage-backed securities available for sale were $30.3 million at June 30, 2008 and $37.8 million at December 31, 2007. The Bank may sell certain of these mortgage-backed securities during favorable interest rate windows and may securitize certain mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. The Bank sold $3.0 million of mortgage-backed securities available for sale during the three months ended June 30, 2008 and recorded a $70,000 gain on sale. During the three and six months ended June 30, 2008, $3.4 million of mortgage loans held for sale were securitized into mortgage-backed securities held for investment, compared to $5.5 million securitized into mortgage-backed securities held for sale during the three and six months ended June 30, 2007.

Due to declining market prices, investment and mortgage-backed securities available for sale decreased in value by a net of $179,000 at June 30, 2008 from December 31, 2007. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage-backed securities held for investment were $4.5 million at June 30, 2008, compared to $1.3 million at December 31, 2007, reflecting the $3.4 million securitization discussed above, net of scheduled principal payments.

Loans held for sale were $4.9 million at June 30, 2008 compared to $7.5 million at December 31, 2007. Proceeds from loan sales were $11.2 million and $23.4 million for the three and six months ended June 30, 2008, compared to $1.3 million and $19.0 million sold during both the three and six months ended June 30, 2007. These sale transactions were executed to support a more balanced sensitivity to future interest rate changes. The proceeds from loans sold during the three and six months ended June 30, 2008 were used as a funding source for the net growth in loans and leases held for investment and for the decline in time deposits, as discussed below. As discussed above, $3.4 million of held for sale mortgage loans were securitized into mortgage-backed securities held for investment to support liquidity management needs.

Net loans and leases receivable held for investment were $760.2 million at June 30, 2008 compared to $757.6 million at December 31, 2007. During the three and six months ended June 30, 2008, a portion of the proceeds from principal repayments on loans held for investment was used to fund maturing time deposits.

Non-performing loans declined to $10.4 million at June 30, 2008 from $12.8 million at the end of the preceding March 31, 2008 quarter end. Significant non-performing loans consist primarily of five commercial real estate borrowers with total exposure of $8.5 million at June 30, 2008. The decline in non-performing loans is a result of management’s collection and work-out efforts, combined with foreclosures on certain real estate properties. Management believes non-performing loans are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

Other real estate owned increased to $4.0 million at June 30, 2008 from $1.6 million at December 31, 2007, reflecting foreclosures of non-performing loans. At June 30, 2008, other real estate owned consisted of seventeen single family residential properties, one lot and one commercial building. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.

Deposits were $744.3 million at June 30, 2008, compared to $761.4 million at December 31, 2007. Checking accounts increased to $247.6 million at June 30, 2008 from $243.6 million at December 31, 2007, reflecting efforts of attracting increased levels of lower costing core deposits. Time deposits declined to $478.0 million at June 30, 2008 from $500.2 million at December 31, 2007. During the three and six months ended June 30, 2008, and amid competitive pressure on interest rates, the Bank chose to not renew certain maturing time deposits at higher rates, in efforts to control its time deposit cost. The Bank also began repricing certain new and maturing time deposits at lower rates, and combined with the growth of lower costing checking accounts, is attempting to effectively manage its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements increased to $54.2 million at June 30, 2008 from $42.1 million at December 31, 2007. FHLB advances increased to $45.0 million at June 30, 2008 from $35.0 million at December 31, 2007, as the Bank repaid $35.0 million of daily rate credit advances from the Federal Home Loan Bank of Atlanta, and borrowed $45.0 million of fixed rated advances at terms ranging from 18 to 36 months at a weighted average cost of 3.01%, in order to reduce its cost of funds. Repurchase agreements representing cash management accounts for commercial banking customers increased to $9.2 million at June 30, 2008 from $7.1 million at December 31, 2007.

Stockholders' equity was $86.9 million at June 30, 2008 and $86.0 million at December 31, 2007. At June 30, 2008, the Company's equity to assets ratio was 9.6%, compared to 9.5% at December 31, 2007, reflecting the net effect of earnings growth, dividend payments, stock option exercises, common stock purchases and the change in accumulated other comprehensive income. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $198,000 at June 30, 2008 compared to $377,000 at December 31, 2007, reflecting a decrease in the net market value of the investment portfolio resulting from declining market prices. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $85.8 million at June 30, 2008 and in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On June 26, 2008, the Company declared a cash dividend of $0.20 per share, payable July 24, 2008 to stockholders of record as of July 10, 2008. This dividend payment represents a payout ratio of 64.5% of the basic earnings per share for the quarter ended June 30, 2008, and is the Company's forty-fifth consecutive quarterly cash dividend.

During the three and six months ended June 30, 2008, the Company acquired 20,000 and 125,241 shares of its common stock, respectively, through private and open market purchases pursuant to a stock repurchase plan adopted by the board of directors. The repurchase of its common stock allows the Company to minimize the dilutive effect of future stock option exercises and provides an effective means of leveraging its capital. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At June 30, 2008, there were 1,501,126 treasury shares held totaling $32.0 million, compared to 1,445,567 shares held at December 31, 2007 totaling $30.9 million.

During the three and six month periods ended June 30, 2008, there were 9,750 and 90,499 shares issued as a result of the exercise of stock options, compared to 30,042 and 290,095 shares issued during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, there were no shares and 20,817 shares, respectively, tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 4,881 and 34,045 tendered during the three and six months ended June 30, 2007.

Comparison of Operating Results - Three and Six Months Ended June 30, 2008 and 2007. Net income for the three and six months ended June 30, 2008 was $3.0 million and $6.9 million, compared to $4.3 million and $8.6 million for the three and six months ended June 30, 2007. Diluted earnings per share were $0.31 and $0.70 per share for the three and six months ended June 30, 2008, compared to $0.43 and $0.86 per share for the three and six months ended June 30, 2007.

The decrease in core earnings during the three and six months ended June 30, 2008 results primarily from the decline in net interest margin, significantly influenced by the Federal Reserve’s 325 basis point rate cuts since September 2007, while partially offset by a decline in the cost of funds and an increase in non-interest income. Like many financial institutions located within the markets served by the Bank, core earnings continue to be influenced by a period of slower loan growth and competitive pressure on deposit flows and rates paid on loans and deposits.

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

The Company key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency. ROA was 1.3% and 1.5% for the three and six months ended June 30, 2008, compared to 1.9% for both the three and six months ended June 30, 2007. ROE was 13.7% and 15.8% for the three and six months ended June 30, 2008, compared to 20.7% and 21.0% for the three and six months ended June 30, 2007. The Company continues placing efforts on operating efficiency, resulting in an efficiency ratio of 49.1% and 48.8% for the three and six months ended June 30, 2008, compared to 43.4% and 43.6% for the three and six months ended June 30, 2007.

Interest Income. Interest income was $15.2 million and $31.6 million for the three and six months ended June 30, 2008, compared to $17.5 million and $34.8 million for the three and six months ended June 30, 2007. This decline is due primarily to the recent decline in interest rates due to the Federal Reserve rate cuts, and partially offset by an increase in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $851.5 million and $855.8 million for the three and six months ended June 30, 2008, compared to $847.7 million and $849.4 million for the three and six months ended June 30, 2007, reflecting moderate net growth in loans and leases receivable held for investment. The yield on average interest-earning assets was 7.2% and 7.4% for the three and six months ended June 30, 2008, compared to 8.3% and 8.2% for the three and six months ended June 30, 2007. The yield on average interest-earning has been directly impacted by the Federal Reserve rate cuts, the moderate increase in the volume of average interest-earning assets, the volume of nonperforming loans and the amount of foreclosed loans transferred to other real estate owned.

Interest Expense. Interest expense on deposits and borrowings was $6.0 million and $12.8 million for the three and six months ended June 30, 2008, compared to $7.3 million and $14.5 million for the three and six months ended June 30, 2007, reflecting a decrease in interest rates between the respective periods and partially offset by an increase in the volume of average interest-bearing liabilities. The effective cost of funds was 3.0% and 3.1% for the three and six months ended June 30, 2008, compared to 3.6% for both the three and six months ended June 30, 2007. The Company was able to improve its cost of funds by the combination of deposit repricing, and the rollover of time deposits and the repositioning of borrowings within the lower interest rate environment. Average deposits and borrowings were $814.3 million and $818.4 million for the three and six months ended June 30, 2008, compared to $809.7 million and $812.2 million for the three and six months ended June 30, 2007.

Net Interest Income. Net interest income was $9.2 million and $18.8 million for the three and six months ended June 30, 2008, compared to $10.2 million and $20.3 million for the three and six months ended June 30, 2007. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.2% and 4.3% for the three and six months ended June 30, 2008, compared to 4.7% and 4.6% for the three and six months ended June 30, 2007. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.3% and 4.4% for the three and six months ended June 30, 2008, compared to 4.8% for both the three and six months ended June 30, 2007. The decline in both the interest rate spread and net yield on interest-earning assets reflects the impact of the declining interest rate environment and increased volume of nonperforming loans during 2008, as previously discussed.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $1.1 million of provisions for credit losses in both the three and six months ended June 30, 2008, compared to $100,000 recorded in both the three and six months ended June 30, 2007; reflecting the current volume of non-performing loans as previously discussed.

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

The Bank’s allowances for loan and leases losses were $10.0 million at June 30, 2008, compared to $9.5 million December 31, 2007. The allowance for unfunded loan commitments was $391,000 at June 30, 2008, compared to $403,000 at December 31, 2007. The ratio of allowances for loan and lease losses to net loans and leases was 1.3% at June 30, 2008 and 1.2% December 31, 2007. The ratio of the allowance for unfunded loan commitments to unfunded loan commitments was .3% at both June 30, 2008 and December 31, 2007. See “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies” below for additional information.

Noninterest Income. Noninterest income was $2.8 million and $5.5 million for the three and six months ended June 30, 2008, compared to $2.4 million and $4.9 million for the three and six months ended June 30, 2007. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and insufficient funds fees collected were $2.1 million and $4.0 million for the three and six months ended June 30, 2008, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2007. Fees, service charges earned and insufficient funds fees collected during each period is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded $175,000 and $404,000 of gains from sales of loans during the three and six months ended June 30, 2008, compared to $38,000 and $252,000 during the three and six months ended June 30, 2007. The Bank sells certain fixed-rate residential mortgage loans to better manage market risk exposure for a more balanced sensitivity to future interest rate changes. The Bank also recorded $31,000 and $101,000 gains from the sales of other real estate owned during the three and six months ended June 30, 2008, compared to $19,000 for both the three and six months ended June 30, 2007.

Noninterest Expense. Noninterest expenses were $5.9 million and $11.9 million for the three and six months ended June 30, 2008, compared to $5.5 million and $11.0 million for the three and six months ended June 30, 2007. The largest component of these expenses, compensation and fringe benefits, was $3.5 million and $7.0 million for the three and six months ended June 30, 2008, compared to $3.3 million and $6.6 million for the three and six months ended June 30, 2007. In managing its compensation expense, the Bank has reduced its full time equivalent employees to 269 at June 30, 2008 from 287 at December 31, 2007. Premises and equipment and data processing expenses have grown proportionately with the growth in the number of customer accounts and transaction activity, primarily attributable to both internal growth and the opening new full service branch offices and loan production offices during 2008 and 2007. Other noninterest expenses including repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have grown moderately with the growth in customer transaction activity and branch office locations. As previously discussed, other real estate owned expenses and write downs have increased as a result of the increase in volume of other real estate owned.

Income Taxes. Income tax expense was $1.9 million and $4.4 million for the three and six months ended June 30, 2008, compared to $2.7 million and $5.5 million for the three and six months ended June 30, 2007. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during each period. The effective income tax rates were 39.2% and 38.6% for the three and six months ended June 30, 2008, compared to 38.7% and 38.9% for the three and six months ended June 30, 2007. See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At June 30, 2008, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $118.6 million, compared to $122.9 million at December 31, 2007, representing 15.7% and 15.3% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2008 and December 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose measuring many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not elected to measure eligible items at fair value, and continues to evaluate the future impact it may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, and disclosing the fair values of derivative instruments and their gains and losses in a tabular format. It also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments. It is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 may have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB does not expect that this Statement will result in a change in practice. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact SFAS No. 162 may have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP No. FAS 157-1”), “The Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. This FSP amends SFAS No. 157, “Fair Value Measurements”, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification our measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations”, or SFAS No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008, with no material impact on its consolidated financial statements, and will apply this FSP in a consistent manner.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. FAS 157-2”), “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis (at lease annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 on January 1, 2008, with no material impact on its consolidated financial statements, and is currently evaluating the impact this FSP may have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP No. FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, provides accounting and reporting standards for transfers of financial assets, but it does not directly address the repurchase financing transaction. The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. It is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP No. FAS 142-3”), “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other United States generally accepted accounting principles (GAAP). It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP No. EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. The guidance of this FSP applies to the calculation of EPS under SFAS No. 128 for share-based awards with rights to dividends and dividend equivalents. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Miscellaneous Accounting – Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 addresses written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This Bulletin supersedes SAB 105, “Accounting for Derivative Instruments and Hedging Activities” and concludes that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for as fair value through earnings. The SEC expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2008. The Company adopted SAB 109 on January 1, 2008, with no material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment – Certain Assumptions Used in Valuation Methods – Expected Term” (“SAB 110”). SAB 110 provides guidance on developing an estimated term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment”. Because detailed external information about employees exercise behavior may not, as originally thought, be readily available by December 31, 2007, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently evaluating the impact SAB 110 may have on its consolidated financial statements.

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

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits. This has been a contributing factor to net interest margin compression in the three and six months ended June 30, 2008, which has been significantly influenced by the Federal Reserve’s 325 basis point rate cuts since September 2007. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly. Over the remainder of 2008, the Bank anticipates some improvement in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2008.

			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

April 2008
Beginning date: April 1	20,000	$22.50	20,000	387,012
Ending date: April 30

May 2008
Beginning date: May 1	-0-	-0-	-0-	387,012
Ending date: May 31

June 2008
Beginning date: June 1	-0-	-0-	-0-	387,012
Ending date: June 30

(1)	Shares were purchased pursuant to a stock repurchase program announced on January 15, 2008. This repurchase program will expire on January 14, 2009.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: Three proposals were submitted to a vote of stockholders at the Company's Annual Meeting of Stockholders held on May 22, 2008, with the following results:

1. The election of three directors:

	For	Withheld
Charles E. Parker, Jr.
Number of votes	8,141,762	116,729
Percent of votes cast	98.6%	1.4%

Marshall T. Singleton
Number of votes	8,232,604	25,887
Percent of votes cast	99.7%	.3%

H. D. Reaves, Jr.
Number of votes	8,231,593	26,898
Percent of votes cast	99.7%	.3%

2. The approval of 2008 Equity Incentive Plan:

	For	Against	Abstain
Number of votes cast	5,716,478	267,960	63,416
Percent of votes cast	94.5%	4.4%	1.1%

3. The ratification of appointment of Turlington and Company, LLP as Independent Registered Public Accounting Firm:

	For	Against	Abstain
Number of votes cast	8,231,556	8,132	18,803
Percent of votes cast	99.7%	.1%	.2%

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: August 5, 2008	Date: August 5, 2008