Form 10-Q
period 2008-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2008-11-05
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Number of shares of common stock outstanding as of November 5, 2008: 9,738,096

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30	December 31
	2008	2007	*
	(unaudited)
Assets

Cash and due from banks	$24,723,303	$22,273,592
Interest-bearing deposits in financial institutions	3,402,641	1,755,695
Investment securities - available for sale	41,050,378	49,064,278
Mortgage-backed securities - available for sale	28,164,869	37,828,064
Mortgage-backed securities - held for investment	4,337,759	1,291,762
Loans and leases receivable, net:
Held for sale	3,402,342	7,515,626
Held for investment	746,319,964	757,567,279
Premises and equipment, net	9,233,806	9,433,399
Real estate owned	6,986,608	1,601,704
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,658,600	3,210,100
Accrued interest receivable	4,717,140	5,103,405
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,075,799	1,150,616
Identifiable intangible assets	172,920	196,500
Prepaid expenses and other assets	7,168,194	7,077,115

Total assets	$888,632,899	$909,287,711

Liabilities and Stockholders' Equity

Deposits:
Demand	$229,270,779	$243,647,606
Savings	18,248,613	17,497,763
Large denomination certificates of deposit	207,500,442	204,509,581
Other time	267,849,663	295,714,633
Total deposits	722,869,497	761,369,583
Borrowed money	57,772,177	42,067,421
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	10,857,358	9,505,385
Total liabilities	801,809,032	823,252,389

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,738,096 and 9,808,655 shares outstanding, respectively	97,381	98,087
Additional paid-in capital	35,914,891	36,761,824
Retained earnings, substantially restricted	82,795,252	79,679,027
Treasury stock at cost	(32,247,365)	(30,880,120)
Accumulated other comprehensive income, net	263,708	376,504
Total stockholders' equity	86,823,867	86,035,322

Total liabilities and stockholders' equity	$888,632,899	$909,287,711

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$13,379,203	$16,366,868	$42,721,576	$48,531,272
Interest and dividends on investments and deposits	1,010,107	1,272,019	3,269,998	3,955,236
Total interest income	14,389,310	17,638,887	45,991,574	52,486,508

Interest expense:
Interest on deposits	4,864,737	6,968,265	16,556,440	20,834,384
Interest on borrowings	399,500	114,683	1,194,757	335,071
Interest on junior subordinated notes	146,960	212,367	487,915	632,322
Total interest expense	5,411,197	7,295,315	18,239,112	21,801,777

Net interest income	8,978,113	10,343,572	27,752,462	30,684,731
Provision for credit losses	1,744,916	100,000	2,893,600	200,000
Net interest income after provision for credit losses	7,233,197	10,243,572	24,858,862	30,484,731

Non-interest income:
Fees and service charges	1,897,939	1,838,530	5,879,783	5,476,666
Loan servicing fees	163,967	161,418	490,496	488,117
Gain (loss) on sale of real estate, net	(3,664)	30,152	96,837	49,511
Gain on sale of mortgage loans	108,316	26,477	512,544	278,796
Gain on sale of mortgage backed securities	27,626	-	97,537	-
Other income	246,401	488,171	857,348	1,117,685
Total non-interest income	2,440,585	2,544,748	7,934,545	7,410,775

Non-interest expense:
Compensation and fringe benefits	3,401,733	3,552,536	10,440,902	10,198,611
Federal insurance premiums	109,413	22,993	153,190	71,440
Premises and equipment	500,037	497,051	1,512,625	1,435,801
Advertising	23,637	46,065	86,941	101,552
Payroll and other taxes	276,201	299,849	970,764	966,105
Data processing	686,707	623,359	1,953,777	1,869,419
Amortization of intangible assets	103,108	99,108	331,910	294,552
Other	1,221,041	675,159	2,727,470	1,889,021
Total non-interest expense	6,321,877	5,816,120	18,177,579	16,826,501

Income before income taxes	3,351,905	6,972,200	14,615,828	21,069,005

Income taxes	1,296,251	2,713,942	5,647,470	8,201,663

Net income	$2,055,654	$4,258,258	$8,968,358	$12,867,342

Per share data:
Basic earnings per share	$0.21	$0.43	$0.93	$1.30
Diluted earnings per share	$0.21	$0.42	$0.93	$1.28
Dividends per share	$0.20	$0.19	$0.60	$0.57
Weighted average shares-Basic	9,599,063	9,923,236	9,669,056	9,932,389
Weighted average shares-Diluted	9,616,357	10,030,595	9,693,271	10,050,553

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2008
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2007	$98,087	$36,761,824	$79,679,027	$(30,880,120)	$376,504	$86,035,322

Net income			8,968,358			8,968,358

Other comprehensive loss, net of taxes					(112,796)	(112,796)

Exercise of stock options	905	(1,682,353)		1,926,743		245,295

Tax benefit of stock options exercised		452,317				452,317

Shares traded to exercise options and payment of income taxes	(208)	355,505		(449,979)		(94,682)

Acquisition of treasury shares	(1,403)			(2,844,009)		(2,845,412)

Stock based compensation		27,598				27,598

Dividends ($0.60 per share)			(5,852,133)			(5,852,133)

Balance, September 30, 2008	$97,381	$35,914,891	$82,795,252	$(32,247,365)	$263,708	$86,823,867

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2008	2007

Operating activities:
Net income	$8,968,358	$12,867,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,893,600	200,000
Depreciation	659,991	602,977
Amortization of intangibles	331,910	294,552
Accretion of discounts on securities, net	5,241	(11,267)
Gain on disposal of premises and equipment and real estate owned	(95,298)	(206,891)
Gain on sale of loans held for sale	(610,081)	(278,796)
Stock based compensation expense	24,157	69,147
Origination of loans held for sale, net	(32,280,261)	(16,741,543)
Proceeds from sale of loans held for sale	33,507,018	19,855,562
Other operating activities	2,072,108	1,237,323
Net cash provided by operating activities	15,476,743	17,888,406
Investing activities:
Proceeds from maturities of investment securities available for sale	8,000,000	9,000,000
Purchase of investment securities available for sale	-	(500,000)
Proceeds from principal repayments and sales of mortgage-backed securities available for sale	9,587,951	3,595,081
Proceeds from principal repayments of mortgage-backed securities held for investment	353,074	270,050
Origination of loans held for investment, net of principal repayments	752,830	(9,347,409)
Proceeds from disposal of premises and equipment and real estate owned	1,723,001	1,192,808
Purchase of FHLB stock	(448,500)	(311,201)
Purchase of premises and equipment	(461,938)	(1,415,018)
Net cash provided by investing activities	19,506,418	2,484,311
Financing activities:
Net decrease in deposit accounts	(38,500,086)	(22,560,222)
Net increase in FHLB borrowings	10,000,000	7,400,000
Purchase of treasury shares	(3,295,599)	(5,397,372)
Proceeds from exercise of stock options, net of tax benefit	1,056,558	4,466,537
Cash paid for dividends and fractional shares	(5,852,133)	(5,461,232)
Net change in repurchase agreements	5,704,756	3,212,492
Net cash used in financing activities	(30,886,504)	(18,339,797)

Increase in cash and cash equivalents	4,096,657	2,032,920

Cash and cash equivalents, beginning of period	24,029,287	25,803,620

Cash and cash equivalents, end of period	$28,125,944	$27,836,540

Supplemental disclosures:
Real estate acquired in settlement of loans	$7,600,885	$1,516,927
Exchange of loans for mortgage-backed securities	$3,399,071	$5,522,785
Dividends declared, not paid	$1,947,619	$1,881,490

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. At September 30, 2008, there were 85,700 stock options compared to 17,250 stock options at September 30, 2007 that were antidilutive because their exercise price exceeded the average market price of the Company’s common stock for the respective periods. Antidilutive stock options have been omitted from the calculation of diluted earnings per share for the respective 2008 and 2007 periods.

Note 3. Allowance for Credit Losses. Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance	Allowance	Allowance
	for Loan and	for Unfunded	for Credit
	Lease Losses	Commitments	Losses
Balance at December 31, 2007	$9,486,479	$402,643	$9,889,122
Provision for credit losses	2,893,600	-	2,893,600
Reclassification	24,774	(24,774)	-
Loans and leases charged-off	(1,218,252)	-	(1,218,252)
Loans and leases recovered	97,456	-	97,456
Net (charge-offs)/recoveries	$(1,120,796)	$-	$(1,120,796)
Balance at September 30, 2008	$11,284,057	$377,869	$11,661,926

	September 30,	December 31,
Allowance for Credit Losses Ratios:	2008	2007
Allowances for loan and lease losses/total loans and leases	1.48%	1.22%
Allowance for unfunded loan commitments/unfunded commitments	0.28%	0.27%
Allowance for credit losses/total loans and leases	1.53%	1.27%

Note 4. Comprehensive Income. The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods. Information concerning other comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine months ended
	9/30/08	9/30/07	9/30/08	9/30/07
Net income	$2,055,654	$4,258,258	$8,968,358	$12,867,342
Reclassification of gain on
sale of securities	27,626	-	97,537	-
Gains (losses) unrealized, net
of income taxes	(38,434)	700,489	(210,333)	190,961
Other comprehensive income (loss)	66,060	700,489	(112,796)	190,961
Comprehensive income	$2,121,714	$4,958,747	$8,855,562	$13,058,303

Note 5. Stock-Based Compensation. At September 30, 2008, the Company had two stock-based compensation plans. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2008, the 1997 Plan had 162,045 granted unexercised shares. On May 22, 2008, the Shareholders of the Company approved the 2008 Plan for a term of ten years. At September 30, 2008, the 2008 Plan includes 11,000 granted unexercised shares and 947,000 shares available to be granted.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The compensation cost recorded under SFAS No. 123(R) that has been charged against income for these plans was $3,440 and $27,598 for the three and nine months ended September 30, 2008, and $25,124 and $69,147 for the three and nine months ended September 30, 2007. As of September 30, 2008, total unrecognized compensation cost on granted unexercised shares was $131,063. That cost is expected to be recognized the next 4.25 years.

The total income tax benefit recognized for stock-based compensation cost was none for the three months and $452,317 for the nine months ended September 30, 2008, compared to $16,998 and $2,365,051 for the three and nine months ended September 30, 2007.

The average fair value of options granted during the three and nine months ended September 30, 2008 was $2.60 and $2.36, compared to $4.91 and $5.13 during the three and nine months ended September 30, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Dividend growth rate	11.8%	17%	11.8%	17%
Expected volatility	28.6%	22.6%	24.0%	22.4%
Average risk-free interest rate	3.38%	4.47%	3.34%	4.53%
Expected lives - years	6	6	6	6

The total intrinsic value of options exercised was none during the three months and $1,342,854 during the nine months ended September 30, 2008, compared to total intrinsic value of $42,979 and $6,899,370 of options exercised during the three and nine months ended September 30, 2007.

A summary of option activity under the Plan as of September 30, 2008 and 2007, and changes during the three and nine month periods ended September 30, 2008 and 2007, is presented below:

			Aggregate
	Options		Intrinsic
Period Ended September 30, 2008:	Outstanding	Price	Value
Outstanding at December 31, 2007	255,919	$13.90
Granted	13,000	$21.10
Forfeited	(4,000)	$33.00
Exercised	(80,749)	$5.41
Outstanding at March 31, 2008	184,170	$17.72	$880,823
Granted	6,000	$19.26
Forfeited	(1,500)	$29.28
Exercised	(9,750)	$16.84
Outstanding at June 30, 2008	178,920	$17.72	$(865,969)
Granted	5,000	$17.27
Forfeited	(10,875)	$20.26
Exercised	-	$-
Outstanding at September 30, 2008	173,045	$17.55	$(47,839)
Vested and Exercisable at September 30, 2008	125,645	$15.61	$209,188

Period Ended September 30, 2007:
Outstanding at December 31, 2006	538,374	$9.65
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Exercised	(260,053)	$7.20
Outstanding at March 31, 2007	281,571	$12.14	$5,221,767
Granted	3,000	$27.57
Forfeited	-	$-
Exercised	(30,042)	$7.01
Outstanding at June 30, 2007	254,529	$12.93	$3,554,992
Granted	1,000	$27.92
Forfeited	-	$-
Exercised	(2,396)	$8.01
Outstanding at September 30, 2007	253,133	$13.04	$3,321,534
Vested and Exercisable at September 30, 2007	216,283	$10.95	$3,289,032

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2008, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.50 – 10.37	40,283	2.60	$8.14	40,283	$8.14
$14.97 – 16.61	36,562	4.33	$16.10	36,562	$16.10
$16.77 – 25.22	77,950	6.10	$20.44	40,700	$19.77
$26.17 – 33.30	18,250	7.71	$28.85	8,100	$29.56
	173,045	3.45	$17.55	125,645	$15.61

A summary of nonvested option shares as of September 30, 2008 and 2007, and changes during the three and nine month periods ended September 30, 2008 and 2007, is presented below:

Period Ended September 30, 2008:	Shares	Price
Nonvested at December 31, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10
Granted	6,000	$19.26
Forfeited	-	$-
Vested	(12,425)	$20.23
Nonvested at June 30, 2008	51,900	$23.34
Granted	5,000	$17.27
Forfeited	(7,500)	$21.78
Vested	(2,000)	$29.33
Nonvested at September 30, 2008	47,400	$22.69

Period Ended September 30, 2007:
Nonvested at December 31, 2006	53,250	$22.89
Granted	4,750	$28.18
Forfeited	(1,500)	$23.66
Vested	(3,750)	$20.30
Nonvested at March 31, 2007	52,750	$23.53
Granted	3,000	$27.57
Forfeited	-	$-
Vested	(13,150)	$20.48
Nonvested at June 30, 2007	42,600	$24.75
Granted	1,000	$27.92
Forfeited	-	$-
Vested	(6,750)	$22.37
Nonvested at September 30, 2007	36,850	$25.28

The fair value compensation cost recognition provisions of SFAS 123R are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The following table reflects the impact of adopting SFAS 123R by reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Reduced net income before income taxes	$3,440	$25,124	$27,598	$69,147
Reduced net income	$3,642	$23,736	$26,693	$63,614
Reduced basic earnings per share	$0.00	$0.00	$0.00	$0.00
Reduced diluted earnings per share	$0.00	$0.01	$0.00	$0.01

Note 6. Assets and Liabilities – Fair Value Information. Assets measured at fair value on a recurring basis at September 30, 2008 were as follows:

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$41,050,378	$41,050,378	$-	$-
Mortgage-backed	28,164,869	28,164,869
Other real estate owned	6,986,608	-	6,986,608	-
Total	$76,201,855	$69,215,247	$6,986,608	$-

Quoted market prices is the valuation technique for determining fair value of available for sale securities. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information regarding unrealized gains on available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. There were $462,000 and $533,000 of fair value adjustments to other real estate owned during the three and nine months ended September 30, 2008. No liabilities were measured at fair value on a recurring basis during the quarter ended September 30, 2008.

Net gains (losses) realized and included in earnings for the three and nine months ended September 30, 2008 and 2007 are reported in other revenues as follows:

	Three Months Ended		Nine Months Ended
	9/3/008	9/30/07	9/30/08	9/30/07
Gain (loss) on sale of real estate, net	$(3,664)	$30,152	$96,837	$49,511

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007. Total assets were $888.6 million at September 30, 2008 compared to $909.3 million at December 31, 2007. Earning assets were $817.8 million at September 30, 2008 compared to $850.7 million at December 31, 2007, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 92.0% of total assets at September 30, 2008 compared to 93.6% at December 31, 2007.

Interest-bearing overnight deposits in financial institutions were $3.4 million at September 30, 2008, compared to $1.8 million at December 31, 2007. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $41.1 million at September 30, 2008 and $49.1 million at December 31, 2007. There were no maturities of investment securities available for sale during the three months ended September 30, 2008 and $8.0 million during the nine months ended September 30, 2008. Proceeds were used to fund liquidity management and daily operations of the Bank. No investment securities available for sale were sold during the three and nine months ended September 30, 2008 or 2007.

Mortgage-backed securities available for sale were $28.2 million at September 30, 2008 and $37.8 million at December 31, 2007. The Bank may sell mortgage-backed securities during favorable interest rate windows and may also securitize mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels. During the three months and nine ended September 30, 2008, the Bank sold $1.1 and $4.0 million of mortgage-backed securities available for sale and recorded gains of $28,000 and $98,000, respectively. No mortgage loans were securitized in to mortgage-backed securities during the three months ended September 30, 2008 or 2007. During the nine months ended September 30, 2008, $3.4 million of mortgage loans held for sale were securitized into mortgage-backed securities held for investment, compared to $5.5 million securitized into mortgage-backed securities held for sale during the nine months ended September 30, 2007. Mortgage-backed securities held for investment were $4.3 million at September 30, 2008 and $1.3 million at December 31, 2007, reflecting the $3.4 million securitization discussed above, net of scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale declined in value by a net of $113,000 at September 30, 2008 from December 31, 2007. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $3.4 million at September 30, 2008 compared to $7.5 million at December 31, 2007. Proceeds from loan sales were $10.1 million and $33.5 million for the three and nine months ended September 30, 2008, compared to $851,000 and $19.9 million sold during both the three and nine months ended September 30, 2007. These sale transactions were executed to support a more balanced sensitivity to future interest rate changes. The proceeds from loans sold during the three and nine months ended September 30, 2008 were used to fund new loan originations and to fund the decline in deposits, as discussed below. Loans serviced for others were $259.3 million at September 30, 2008, compared to $254.7 million at December 31, 2007. As discussed above, $3.4 million of held for sale mortgage loans were securitized into mortgage-backed securities held for investment to support liquidity management.

Net loans and leases receivable held for investment declined to $746.3 million at September 30, 2008 from $757.6 million at December 31, 2007. During the three and nine months ended September 30, 2008, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the decline in deposits.

Non-performing loans increased to $12.5 million at September 30, 2008 from $10.4 million at the end of the preceding quarter ended June 30, 2008. Significant non-performing loans consist primarily of six commercial and residential real estate borrowers with total exposure of $9.0 million at September 30, 2008. The increase in non-performing loans is a result of the economy moving into a recessionary environment and placing pressure on the housing and real estate markets, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in its loans portfolio, changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned increased to $7.0 million at September 30, 2008 from $4.0 million at the end of the preceding quarter ended June 30, 2008, reflecting foreclosures of certain non-performing loans. At September 30, 2008, other real estate owned consisted of fifteen single family residential properties, one partially developed residential subdivision and fourteen developed lots. During the three and nine months ended September 30, 2008, the Bank recorded $462,000 and $533,000 of fair value adjustments to other real estate owned. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 6. Assets and Liabilities – Fair Value Information” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Deposits were $722.9 million at September 30, 2008, compared to $761.4 million at December 31, 2007. Demand accounts (personal and business checking accounts and money market accounts) declined to $229.3 million at September 30, 2008 from $243.6 million at December 31, 2007. The number of demand accounts was constant at 40,117 at September 30, 2008 and 40,142 at December 31, 2007, indicating customers are maintaining lower average balances in the current economic environment. Time deposits declined to $475.4 million at September 30, 2008 from $500.2 million at December 31, 2007. During the three and nine months ended September 30, 2008, and amid competitive pressure on interest rates, the Bank chose to not match higher time deposit rates being offered by certain competitive financial institutions in its market area, in order to control its time deposit cost. The Bank also began repricing certain new and maturing time deposits at lower rates, and combined with the growth of lower costing checking accounts, is attempting to effectively manage its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements increased to $57.8 million at September 30, 2008 from $42.1 million at December 31, 2007. FHLB advances increased to $45.0 million at September 30, 2008 from $35.0 million at December 31, 2007, as the Bank repaid $35.0 million of daily rate credit advances from the Federal Home Loan Bank of Atlanta, and borrowed $45.0 million of fixed rated advances at terms ranging from 18 to 36 months at a weighted average cost of 3.01%, in order to reduce its cost of funds. Repurchase agreements (cash management accounts for commercial banking customers) increased to $12.8 million at September 30, 2008 from $7.1 million at December 31, 2007.

Stockholders' equity was $86.8 million at September 30, 2008 and $86.0 million at December 31, 2007. The equity to assets ratio was 9.8% At September 30, 2008, compared to 9.5% at December 31, 2007, reflecting the net effect of year-to-date earnings, dividend payments, stock option exercises, common stock purchases, the change in accumulated other comprehensive income and the change in the volume of assets. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $264,000 at September 30, 2008 compared to $377,000 at December 31, 2007, reflecting the change in net market value of the investment portfolio based on current market prices. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

As a North Carolina chartered commercial bank, the Bank must meet various capital standards required by federal and state banking regulatory agencies. The Bank's stand-alone capital was $85.7 million at September 30, 2008 and in excess of all regulatory capital requirements. See "Liquidity and Capital Resources" below for additional information.

On September 25, 2008, the Company declared a cash dividend of $0.20 per share, payable October 23, 2008 to stockholders of record as of October 10, 2008. This dividend payment represents a 95.2% payout ratio of the basic earnings per share for the quarter ended September 30, 2008, and is the Company's forty-sixth consecutive quarterly cash dividend.

During the three and nine months ended September 30, 2008, the Company acquired 15,000 and 140,241 shares of its common stock, respectively, through private and open market purchases pursuant to a stock repurchase plan adopted by the board of directors. The repurchase of its common stock allows the Company to minimize the dilutive effect of future stock option exercises and provides an effective means of leveraging its capital. Shares acquired via the stock repurchase plan are held as treasury stock, at cost. At September 30, 2008, there were 1,516,126 treasury shares held totaling $32.2 million, compared to 1,445,567 shares held at December 31, 2007 totaling $30.9 million.

There were no shares issued from the exercise of stock options during the three months and 90,499 issued nine months ended September 30, 2008, compared to 2,396 and 292,491 shares issued during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, there were no shares and 20,817 shares, respectively, tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises, compared to 1,281 and 35,326 tendered during the three and nine months ended September 30, 2007.

Comparison of Operating Results - Three and Nine months ended September 30, 2008 and 2007. Net income for the three and nine months ended September 30, 2008 was $2.1 million and $9.0 million, compared to $4.3 million and $12.9 million for the three and nine months ended September 30, 2007. Diluted earnings per share were $0.21 and $0.93 per share for the three and nine months ended September 30, 2008, compared to $0.42 and $1.28 per share for the three and nine months ended September 30, 2007.

The decline in net earnings during the three and nine months ended September 30, 2008 results primarily from increased provisions for credit losses, write downs of other real estate owned and the decline in net interest margin, significantly influenced by the Federal Reserve’s 325 basis point rate cuts since September 2007. Like many financial institutions in the Bank’s market area, current period earnings have been influenced by an economy moving towards a recessionary environment. Economic pressure on the housing and real estate markets is impacting property values and credit quality issues. Competitive pressure continues impact slow loan growth, deposit flows and rates paid for loans and deposits

Many banks have been challenged by issues relating to sub-prime lending and Fannie Mae and Freddie Mac stock ownership. First South Bank does not have any sub-prime loan exposure and does not hold any equity shares of either Fannie Mae or Freddie Mac. The Bank faces challenges due to the weakening housing and real estate market, and it is monitoring and evaluating all significant loans in its portfolio. The Bank will continue to manage its credit risk exposure while waiting for the stabilization of the real estate market. Management believes competition and pricing pressures will continue on both deposits and loans during the remainder of 2008 and into 2009. The amount and timing of any future Federal Reserve rate cuts remains uncertain, and may further impact the Bank, particularly if those cuts are significant.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency. ROA was .9% and 1.3% for the three and nine months ended September 30, 2008, compared to 1.9% for both the three and nine months ended September 30, 2007. ROE was 9.4% and 13.7% for the three and nine months ended September 30, 2008, compared to 20.1% and 20.7% for the three and nine months ended September 30, 2007. The efficiency ratio was 55.3% and 50.9% for the three and nine months ended September 30, 2008, compared to 45.4% and 44.2% for the three and nine months ended September 30, 2007.

Interest Income. Interest income was $14.4 million and $46.0 million for the three and nine months ended September 30, 2008, compared to $17.6 million and $52.5 million for the three and nine months ended September 30, 2007. This decline is due to the recent decline in interest rates due to the Federal Reserve rate cuts and a decline in the volume of average interest-earning assets. Average interest-earning assets were $830.8 million and $846.9 million for the three and nine months ended September 30, 2008, compared to $845.2 million and $847.2 million for the three and nine months ended September 30, 2007, reflecting the maturities of investment securities, sales or mortgage backed securities, the amount of foreclosed loans transferred to other real estate owned and the increased volume of non-performing loans discussed above. The yield on average interest-earning assets was 6.9% and 7.2% for the three and nine months ended September 30, 2008, compared to 8.4% and 8.3% for the three and nine months ended September 30, 2007. The yield on average interest-earning has been directly impacted by the Federal Reserve rate cuts and the decline in average interest-earning assets discussed above.

Interest Expense. Interest expense declined to $5.4 million and $18.2 million for the three and nine months ended September 30, 2008, compared to $7.3 million and $21.8 million for the three and nine months ended September 30, 2007, reflecting a decline in interest rates between the respective periods and a decline in the volume of average interest-bearing liabilities. The effective cost of funds was 2.7% and 3.0% for the three and nine months ended September 30, 2008, compared to 3.6% for both the three and nine months ended September 30, 2007. The Company was able to improve its cost of funds by the combination of deposit repricing, and the rollover of time deposits and the repositioning of borrowings within the lower interest rate environment. Average deposits and borrowings were $799.7 million and $811.9 million for the three and nine months ended September 30, 2008, compared to $810.1 million and $811.0 million for the three and nine months ended September 30, 2007.

Net Interest Income. Net interest income was $9.0 million and $27.8 million for the three and nine months ended September 30, 2008, compared to $10.3 million and $30.7 million for the three and nine months ended September 30, 2007. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.2% and 4.3% for the three and nine months ended September 30, 2008, compared to 4.8% and 4.7% for the three and nine months ended September 30, 2007. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.3% and 4.4% for the three and nine months ended September 30, 2008, compared to 4.9% and 4.8% for the three and nine months ended September 30, 2007. The decline in interest rate spread and net yield on interest-earning assets is caused by the same events impacting interest income and interest expense, as discussed above.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $1.7 million and $2.9 million of provisions for credit losses in the three and nine months ended September 30, 2008, compared to $100,000 and $200,000 in the three and nine months ended September 30, 2007, reflecting the current volume of non-performing loans as previously discussed.

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

The Bank’s allowances for loan and leases losses were $11.3 million at September 30, 2008, compared to $9.5 million December 31, 2007. The allowance for unfunded loan commitments was $378,000 at September 30, 2008, compared to $403,000 at December 31, 2007. The ratio of the allowance for credit losses to net loans and leases was 1.5% at September 30, 2008 and 1.2% December 31, 2007. See “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies” below for additional information.

Noninterest Income. Noninterest income was $2.4 million and $7.9 million for the three and nine months ended September 30, 2008, compared to $2.5 million and $7.4 million for the three and nine months ended September 30, 2007. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan sales and other miscellaneous income. Fees, service charges and servicing fees collected were $2.1 million and $6.4 million for the three and nine months ended September 30, 2008, compared to $2.0 million and $6.0 million for the three and nine months ended September 30, 2007. Fees, service charges and servicing fees collected during each period depends on the collection of fees and service charges related loan and deposit account transactions processed during each period, and servicing fees earned on loans serviced for others.

The Bank recorded $108,000 and $513,000 of gains from loan sales during the three and nine months ended September 30, 2008, compared to $26,000 and $279,000 during the three and nine months ended September 30, 2007. Fixed-rate residential mortgage loans were sold to better manage market risk exposure for a more balanced sensitivity to future interest rate changes. During the three and nine months ended September 30, 2008, other income consisting of real estate owned and mortgage backed securities sales, credit card income, brokerage commissions and other miscellaneous income was $270,000 and $1.1 million, compared to $518,000 and $1.2 million for the three and nine months ended September 30, 2007.

Noninterest Expense. Noninterest expenses were $6.3 million and $18.2 million for the three and nine months ended September 30, 2008, compared to $5.8 million and $16.8 million for the three and nine months ended September 30, 2007. The largest component is compensation and fringe benefits at $3.4 million and $10.4 million for the three and nine months ended September 30, 2008, compared to $3.6 million and $10.2 million for the three and nine months ended September 30, 2007. In managing its compensation expense, the Bank has reduced its full time equivalent employees to 271 at September 30, 2008 from 287 at December 31, 2007. FDIC insurance premiums increased to $109,000 and $153,000 for the three and nine months ended September 30, 2008, compared to $23,000 and $71,000 the three and nine months ended September 30, 2007, as assessment credits received under the Federal Deposit Reform Act of 2005 have been exhausted. Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively flat during the respective periods. As discussed above, other real estate owned fair value write downs have increased as a result of the increase in volume of other real estate owned.

Income Taxes. Income tax expense was $1.3 million and $5.6 million for the three and nine months ended September 30, 2008, compared to $2.7 million and $8.2 million for the three and nine months ended September 30, 2007. The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during each period. The effective income tax rates were 38.7% and 38.6% for the three and nine months ended September 30, 2008, compared to 38.9% for both the three and nine months ended September 30, 2007. See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments. The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings. At September 30, 2008, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities, FHLB stock and loans held for sale totaling $108.7 million, compared to $122.9 million at December 31, 2007, representing 14.6% and 15.3% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at September 30, 2008 and December 31, 2007.

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

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with terms of safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP No. EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. The guidance of this FSP applies to the calculation of EPS under SFAS No. 128 for share-based awards with rights to dividends and dividend equivalents. It is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP No. FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This amends FASB Statement No. 133 to require disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. It also amends FASB Interpretation No. 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Its provisions become effective for reporting periods (annual or interim) ending after November 15, 2008. It also clarifies the Board’s intent that the disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the FASB Statement No. 157 for a market that is not active the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value. However, less reliance should be put on quotes that do not reflect market transactions but rather are derived from broker models. This FSP shall be effective upon issuance including prior periods for which financial statements have not been issued. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

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

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits. This has been a contributing factor to net interest margin compression in the three and nine months ended September 30, 2008, which has been significantly influenced by the Federal Reserve’s 325 basis point rate cuts since September 2007. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly. Over the remainder of 2008, the Bank anticipates slower compression in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2008.

			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

July 2008
Beginning date: July 1	-0-	$-0-	-0-	387,012
Ending date: July 31

August 2008
Beginning date: August 1	-0-	-0-	-0-	387,012
Ending date: August 31

September 2008
Beginning date: September 1	15,000	18.06	15,000	372,012
Ending date: September 30

(1)	Shares were purchased pursuant to a stock repurchase program announced on January 15, 2008. This repurchase program will expire on January 14, 2009.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders:

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.1	Change-in-Control Protective Agreement between the Company, the Bank and J. Randall Woodson dated October 3, 2008
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: November 5, 2008	Date: November 5, 2008