Form 10-K
period 2008-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2009-03-11
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐       No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2008, was approximately $103.8 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 10, 2009: 9,738,096.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2008. (Part II)
2.	Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part II and Part III)

PART I

Item 1.  Business

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 states that the disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management.  This Annual Report on Form 10-K contains forward looking statements that involve risk and uncertainty.  In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements.  There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business.  They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters.  Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events.  Accordingly, actual results may differ materially from management's expectations.

General

First South Bancorp, Inc.  First South Bancorp, Inc. (the “Company”) is a Virginia corporation, incorporated on January 7, 1999, that serves as the holding company for First South Bank, a North Carolina chartered commercial bank (the “Bank”).  The Company’s principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business.  The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FSBK”.

First South Bank.  The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina. The Bank received federal insurance of its deposits in 1959.

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

Market Area

The Company makes loans and obtains deposits throughout eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2008, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

The economy of the Company’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities.  There are a significant number of major employers in the Company’s primary market area.  The unemployment rate in the Company’s market area is comparable to the national average and the unemployment rate for the State of North Carolina.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto, where such policies affect reported and expected financial results.

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

Loan Impairment, Allowance for Loan and Lease Losses and Unfunded Loan Commitments.  A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

Lending Activities

General.  The Company’s gross loan portfolio, including real estate construction loans in process, totaled $791.5 million at December 31, 2008, representing 90.4% of total assets at that date.  It is the Company’s policy to concentrate its lending within its market area.  The Company originates a significant amount of commercial real estate loans.  At December 31, 2008, commercial real estate and construction loans amounted to $587.2 million, or 74.2% of the Company’s gross loan portfolio.  The Company has no direct sub-prime or Alt-A loan exposure in its loan portfolio.  In recent years, the Company has sought to increase originations of commercial business loans and consumer loans.   At December 31, 2008, commercial business loans totaled $40.5 million, or 5.1% of the Company’s gross loan portfolio, and consumer loans totaled $103.7 million, or 13.1% of the Company’s gross loan portfolio.  To a lesser extent, the Company also originates multi-family residential real estate loans.  At December 31, 2008, $42.3 million, or 5.3% of the Company’s gross loan portfolio, consisted of single-family, residential mortgage loans.  The Company’s residential mortgage construction loans totaled $4.7 million, or 0.6% of the Company’s gross loan portfolio, at December 31, 2008.

Loan Portfolio Composition.  The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at  the dates indicated.  At December 31, 2008, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
Single-family residential	$42,296	5.3%	$41,223	4.9%	$62,352	7.5%	$49,363	6.2%	$53,149	7.6%
Multi-family residential	1,608	0.2	2,255	0.3	2,897	0.4	2,885	0.4	2,956	0.4
Construction	4,653	0.6	12,508	1.5	13,211	1.6	25,304	3.1	22,687	3.3
Total residential mortgage loans	48,557	6.1	55,986	6.7	78,460	9.5	77,552	9.7	78,792	11.3

Commercial loans and leases:
Commercial real estate	414,707	52.4	436,135	52.3	391,315	47.3	377,407	47.2	317,013	45.4
Commercial construction (1)	172,449	21.8	174,576	21.0	194,863	23.6	193,062	24.2	153,796	22.0
Commercial business	40,496	5.1	48,986	5.9	42,645	5.2	38,457	4.8	38,891	5.6
Lease receivables	11,561	1.5	13,101	1.6	12,640	1.5	11,981	1.5	11,622	1.6
Total commercial loans and leases	639,213	80.8	672,798	80.8	641,463	77.6	620,907	77.7	521,322	74.6

Consumer loans:
Automobile	2,831	0.4	3,518	0.4	3,748	0.5	4,851	0.6	3,890	0.5
Savings account loans	1,427	0.2	1,793	0.2	2,639	0.3	1,826	0.2	1,394	0.2
Home equity loans	43,158	5.4	43,558	5.2	42,153	5.1	42,084	5.3	42,330	6.1
Other	56,318	7.1	55,544	6.7	57,945	7.0	51,783	6.5	50,827	7.3
Total consumer loans	103,734	13.1	104,413	12.5	106,485	12.9	100,544	12.6	98,441	14.1
Total	791,504	100.0%	833,197	100.0%	826,408	100.0%	799,003	100.0%	698,555	100.0%

Less:
Construction loans in process	34,133		57,242		54,390		80,528		57,194
Deferred fees and discounts	1,022		1,386		1,423		1,433		1,202
Allowance for loan and lease losses	11,618		9,486		9,158		8,113		8,343
Total	$744,731		$765,083		$761,437		$708,929		$631,816

(1) Includes multifamily, 1-4 family and speculative single family residential and commercial real estate construction loans.

Unfunded Commitments Composition.  The following table sets forth selected data relating to the composition of the Company’s unfunded commitments by type of loan at the date indicated.

	At December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
Construction	$1,568	1.3%	$4,796	3.2%
Total residential mortgage loans	1,568	1.3	4,796	3.2

Commercial loans and leases:
Real estate secured	10,509	9.0	16,815	11.1
Non-Real Estate	16,731	14.3	19,610	13.0
Standby Letters of Credit	2,384	2.0	1,416	0.9
Construction	30,639	26.2	49,727	33.0
Total commercial loans and leases	60,263	51.5	87,568	58.0

Consumer loans:
Home equity loans	46,089	39.4	47,911	31.7
Real Estate Secured	32	0.1	42	0.1
Non-Real Estate	7,179	6.1	7,845	5.2
Construction	1,926	1.6	2,720	1.8
Total consumer loans	55,226	47.2	58,518	38.8
Total Unfunded Commitments	$117,057	100.0%	$150,882	100.0%

Loan Maturities.  The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in the Company’s portfolio based on their maturity and repricing terms, including scheduled repayments of principal.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company’s repayment experience to differ from that shown below.  Loan balances are net of construction loans in process.  Lease balances are included in other loans.

	Due One Year or Less	Due After 1 Through 5 Years After December 31, 2008	Due After 5 or More Years After December 31, 2008	Total
	(In thousands)
Residential real estate loans	$26,698	$67,117	$44,790	$138,605
Commercial real estate, business and other loans	260,686	292,716	65,364	618,766
Total	$287,384	$359,833	$110,154	$757,371

The following table sets forth at December 31, 2008 the dollar amount of all loans due one year or more after December 31, 2008 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$81,598	$30,310
Commercial real estate, business and other loans	248,071	110,008
Total	$329,669	$140,318

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

Originations, Purchases and Sales of Loans.  The Bank generally has authority to originate and purchase loans secured by real estate located throughout the state of North Carolina and the United States.  Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.  The Bank has not participated in sub-prime lending activities.

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

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated.  During the years ended December 31, 2008, 2007 and 2006, these transactions totaled $41.1 million, $42.2 million and $18.4 million, respectively.  Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”).  The Bank generally retains servicing on loans sold or exchanged to FHLMC.

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

Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC or the investor’s guidelines.  Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing.  If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by qualified Bank personnel.  In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made.  A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects.  Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency (“FEMA”), obtain flood insurance.

The Bank makes a loan commitment on single-family residential mortgage loans of between 15 and 90 days for each loan approved.  If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval.  Fees of between $175 and $600 are charged in connection with the issuance of a commitment letter.  The interest rate is guaranteed for the commitment period.

If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s policy generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%.  The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained.  The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%.  The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher.

The Bank is subject to regulations that limit the amount the Bank can lend to one borrower.  See “— Depository Institution Regulation — Limits on Loans to One Borrower.”  Under these limits, the Bank’s loans-to-one-borrower were limited to $13.9 million at December 31, 2008.  At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes.  These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending.  The Bank is an originator of single-family, residential real estate loans in its market area.  At December 31, 2008, single-family, residential mortgage loans, excluding home improvement loans, totaled $42.3 million, or 5.3% of the Company’s gross loan portfolio.  The Bank originates fixed-rate mortgage loans at competitive interest rates.  At December 31, 2008, $26.9 million, or 55.3%, of the Company’s residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans.  Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market.  The Bank also offers conventional and government mortgage loans in its market area, which are underwritten, closed and sold to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans.  The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index plus a stipulated margin.  The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards.  The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 5% above the initial rate.  In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate.  Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6% above the initial rate over the life of a loan and include a floor.  All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization.  At December 31, 2008, $21.7 million, or 44.7%, of the Company’s residential mortgage loans were adjustable-rate loans.

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

Construction Lending.  The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area.  Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local developers to build single-family dwellings.  Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months.  Such loans are offered on a fixed-rate or adjustable-rate basis.  Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower.  Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap.  Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% and adjust either monthly or daily.  Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1% and adjust either monthly or daily, with construction terms generally not exceeding 18 months.  Advances are made on a percentage of completed basis. The Bank has restricted originating speculative construction loans, and has limited most new construction lending to those with contracts or pre-sales only.  At December 31, 2008, residential and commercial construction loans totaled $4.7 million and $172.4 million, respectively, which amounted to 0.6% and 21.8%, respectively, of the Company’s gross loan portfolio.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors for loans in excess of $250,000.  For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or in certain cases it may require an outside appraisal by an approved appraiser.  The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan.  The Bank generally charges a 0.0% to 1.25% construction loan fee for speculative builder loans.  For construction loans to owner-occupants, the Bank generally charges a 0.0% to 1.0% construction loan fee.  For residential construction loans, the Bank generally charges a commitment fee ranging from $275 to $500.

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

Multi-Family Residential and Commercial Real Estate Lending.   The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships.  The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied.  Such loans generally range in size from $100,000 to $2.0 million.  At December 31, 2008, multi-family residential and commercial real estate loans totaled $1.6 million and $414.7 million, respectively, which amounted to 0.2% and 52.4%, respectively, of the Company’s gross loan portfolio.  Multi-family and commercial real estate loans are originated either for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business.  These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally.  To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank.  It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made for loans over $1,000,000.  In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1,000,000 annual financial statements of the principals of the partnership or corporation.  The Bank has discontinued originating any new acquisition and development loans, lot loans or land loans.

Commercial Lending.  The Company’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate.  For a discussion of the Company’s commercial real estate lending see “— Multi-Family and Commercial Real Estate Lending.”

As a commercial bank, the Bank originates commercial business loans.  The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or service professionals in healthcare, accounting and law.  Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital.  Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis.  Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2% or at a negotiated fixed rate.  Generally, commercial loans are made in amounts ranging between $5,000 and $5,000,000.  At December 31, 2008, commercial business loans totaled $40.5 million, or 5.1% of the Company’s gross loan portfolio.

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

Consumer Lending.  In recent years, the Bank has also focused on originating consumer loans.  The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans.  At December 31, 2008, consumer loans totaled $103.7 million, or 13.1% of the Company’s gross loan portfolio.

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

The Bank generally makes certificate of deposit loans for up to 90% of the depositor’s account balance, but may make a loan of up to 100% of the depositor’s account balance subject to approval by the credit administrator.  The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan.  Interest generally is billed on a quarterly basis.  At December 31, 2008, loans on certificates of deposit totaled $1.4 million, or 0.2% of the Company’s gross loan portfolio.

At December 31, 2008, the Company had approximately $43.2 million in home equity line of credit loans, representing approximately 5.4% of its gross loan portfolio.  The Company’s home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin.  The home equity lines of credit require monthly payments until the loan is paid in full.  Home equity lines of credit are generally secured by subordinate liens against residential real property.  The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.  Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

Consumer lending affords the Company the opportunity to earn yields higher than those obtainable on single-family residential lending.  However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets such as automobiles.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.  Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered.  In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

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

In addition, the Bank has developed a program to originate residential mortgage loans for a local credit union.  The Bank receives a 1% origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount.  All of these loans are funded and closed in the name of the credit union.  The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

Nonperforming Loans and Other Problem Assets.  It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies.  When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.  Loans which are delinquent more than 15 days incur a late fee of 4% on mortgage and consumer loans and up to 6% on commercial loans of the monthly payment of principal and interest due.  As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days.  If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency.  Generally, after any loan is delinquent 30 days or more, a default letter is sent to the borrower.  If the default is not cured after 45 days from the default letter, formal legal proceedings may commence to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful.  Generally, this occurs when payment is delinquent in excess of 90 days.  Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss.  All other loans are charged off when management concludes that they are uncollectible.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold and is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan.  Costs relating to holding or improving such real estate are charged against income in the current period.  Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan and lease losses.  See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage:
Single-family	$382	$798	$934	$1,362	$814
Commercial real estate (1)	13,458	6,588	1,274	555	1,241
Commercial business	51	26	79	220	49
Consumer	1,111	143	453	122	245
Total nonperforming loans	$15,002	$7,555	$2,740	$2,259	$2,349
Percentage of total loans, net	2.01%	0.99%	0.36%	0.32%	0.37%
Real estate owned	$7,711	$1,602	$634	$14	$89
________________________
(1) Includes three restructured loans totaling $4.3 million at December 31, 2008, pursuant to SFAS No. 15.

During the year ended December 31, 2008, additional gross interest income of approximately $624,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.

Aside from the loans classified as nonaccrual, over 90 days past due, or restructured loans, there were no loans at December 31, 2008, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.   There were 10 loans totaling $830,000 which were accruing interest and contractually over 90 days past due at December 31, 2008.  During the year ended December 31, 2008, additional gross interest income of approximately $22,000 was recorded on these loans.

Based on an impairment analysis of the Bank’s portfolio, there were five loans classified as impaired under SFAS No. 114 or 118 with total impairment of $1.6 million as of December 31, 2008, and the Bank has established specific allowance for loan losses for this impairment accordingly.  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral.  The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data.  This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2008, the Company had $15.0 million of nonaccrual loans, consisting of six single-family residential mortgage loans totaling $382,000; twenty single family residential commercial construction loans totaling $4.2 million; nine commercial residential real estate term loans totaling $3.1 million; six commercial non-residential real estate term loans totaling $5.6 million; four commercial land loans totaling $536,000; three commercial business loans totaling $51,000 and 12 consumer loans totaling $1.1 million.

At December 31, 2008, the Bank had $7.7 million of real estate owned, which consisted of 15 single-family residences, 16 vacant lots, one residential subdivision containing raw land and 46 developed lots, one land loan and one commercial property. See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

Classified Assets.  Federal regulations require that the Bank classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination.  There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.”  Special mention assets contain some weakness as defined under the substandard category, but do not contain the risk level associated with an adverse classification.  Special mention assets indicate that a potential weakness or risk exists, which could cause a more serious problem if not corrected.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Assets classified as special mention, substandard or doubtful require a bank to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount.  The Bank regularly reviews its assets to determine whether any assets require classification or re-classification.  At December 31, 2008, the Company had $57.9 million of classified assets, including $29.1 million classified as special mention, $27.3 million classified as substandard, none classified as doubtful and $1.5 million classified as loss; compared to $44.2 million of classified assets, including $30.6 million classified as special mention, $12.7 million classified as substandard, none classified as doubtful and $870,000 classified as loss at December 31, 2007.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments.  The Bank maintains both general and specific allowances for loan and lease losses and an allowance for unfunded loan commitments (collectively, the “allowance for credit losses”) at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments.  The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk.  This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans.  In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk.  Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for loan credit losses.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk, which are used in developing the allowance for credit losses.  The factors supporting the allowance for credit losses do not diminish the fact that the entire allowance for credit losses is available to absorb losses in the loan and leases portfolio and the unfunded loan commitment portfolio, respectively.  The Bank’s principal focus is on maintaining the adequacy of the total allowance for credit losses.  Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes the current level of its allowance for credit losses is adequate.  However, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and other factors.

See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information regarding lending activities and the allowance for credit losses.

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and  unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(Dollars in thousands)

Balance at December 31, 2003	$7,634	$—	$7,634
Provision for credit losses	968	—	968
Loans and Leases charged-off	(302)	—	(302)
Loans and Leases recovered	43	—	43
Net (charge-offs)/recoveries	(259)	—	(259)
Balance at December 31, 2004	8,343	—	8,343

Balance at December 31, 2004	8,343	—	8,343
Provision for credit losses	602	1,109	1,711
Loans and Leases charged-off	(848)	—	(848)
Loans and Leases recovered	16	—	16
Net (charge-offs)/recoveries	(832)	—	(832)
Balance at December 31, 2005	8,113	1,109	9,222

Balance at December 31, 2005	8,113	1,109	9,222
Provisions for credit losses	1,277	(344)	933
Loans and Leases charged-off	(342)	—	(342)
Loans and Leases recovered	110	—	110
Net (charge-offs)/recoveries	(232)	—	(232)
Balance at December 31, 2006	9,158	765	9,923

Balance at December 31, 2006	9,158	765	9,923
Provisions for credit losses	712	(362)	350
Loans and Leases charged-off	(421)	—	(421)
Loans and Leases recovered	37	—	37
Net (charge-offs)/recoveries	(384)	—	(384)
Balance at December 31, 2007	9,486	403	9,889

Balance at December 31, 2007	9,486	403	9,889
Provisions for credit losses	4,107	(63)	4,044
Loans and Leases charged-off	(2,168)	—	(2,168)
Loans and Leases recovered	193	—	193
Net (charge-offs)/recoveries	(1,975)	—	(1,975)
Balance at December 31, 2008	$11,618	$340	$11,958

The following table allocates the allowance for credit losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$510	4.4%	$510	6.7%	$510	9.5%	$510	9.7%	$1,034	11.3%
Commercial (1)(2)	10,505	90.4	7,694	80.8	7,309	77.6	6,279	77.7	6,362	74.6
Consumer	603	5.2	1,282	12.5	1,339	12.9	1,324	12.6	947	14.1
Total allowance for loan and lease losses	$11,618	100.0%	$9,486	100.0%	$9,158	100.0%	$8,113	100.0%	$8,343	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$0	0.0%	$0	0.0%	$20	2.6%	$57	5.1%	$0	0.0%
Commercial	121	35.6	163	40.4	431	56.4	684	61.7	0	0.0
Consumer	219	64.4	240	59.6	314	41.0	368	33.2	0	0.0
Total allowance for unfunded loan commitments (3)	$340	100.0%	$403	100.0%	$765	100.0%	$1,109	100.0%	$0	0.0%

Combined total allowance for credit losses	$11,958		$9,889		$9,923		$9,222		$8,343
_______________
(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $1.6 million of specific allowance for loan losses on five commercial real estate loans.
(3)	Recorded as other liabilities in the consolidated statements of financial condition.

Investment Activities

General.  Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans.  The Bank’s Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”) and mortgage-backed securities.  The Bank’s objective is to use such investments to reduce credit risk and provide liquidity.  At December 31, 2008, the Company’s mortgage-backed securities and investment securities portfolio amounted to $32.8 million and $36.6 million, respectively.  At such date, the Company had an unrealized gain of $1.2 million, net of deferred taxes, with respect to its securities.

Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy.  The Bank performs an analysis on mortgage-backed securities and investment securities on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions.  Securities purchases are subject to the oversight of the Bank’s Investment Committee consisting of four directors and are reviewed by the Board of Directors on a monthly basis.  The Bank’s President has authority to make specific investment decisions within the parameters determined by the Board of Directors.

Mortgage-Backed Securities.  At December 31, 2008, the Company’s mortgage-backed securities amounted to $32.8 million, or 3.7% of total assets.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank.  Such intermediaries may include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”) which guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  At December 31, 2008, all of the Company’s mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

The FHLMC is a public corporation chartered by the U.S. Government.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  FHLMC securities are not backed by the full faith and credit of the United States; however, their securities are considered to be good quality investments with marginal credit risks.  The maximum loan limit for FNMA and FHLMC currently is $417,000.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and having varying maturities.  The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans.  As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.  Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds.  Mortgage-backed securities issued or guaranteed by the FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans.  See “Depository Institution Regulation — Capital Requirements.”

At December 31, 2008, mortgage-backed securities with an amortized cost of $31.2 million and a carrying value of $32.0 million were held as available for sale, and mortgage-backed securities with an amortized cost of $832,000 and a carrying value of $832,000 were held for investment.  Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.  Mortgage-backed securities classified as available for sale are carried at fair value.  Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2008, the Bank’s mortgage-backed securities had a weighted average yield of 5.30%.  See Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2008, the average contractual maturity of the Company’s fixed-rate mortgage-backed securities available-for-sale was approximately 23.8 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 4.7 years.  The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages.  Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security.  The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security.  Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment.  The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates.  The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments.  During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease.  If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.  Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

Investment Securities.  The Company’s investment securities consist primarily of securities issued by the U.S. government and government agencies.  At December 31, 2008, the Company’s entire portfolio of investment securities was classified available for sale and amounted to $36.2 million.  The Company attempts to maintain a high degree of liquidity in its investment securities portfolio by choosing those that are readily marketable.  As of December 31, 2008, the estimated average life of the Company’s investment securities portfolio was approximately 1.2 years.  In addition, at December 31, 2008, the Company had $3.7 million of FHLB stock.

Equity Securities.  The Company’s equity securities consist of shares of restricted common stock of Triangle Capital Corporation (NASDAQ: TCAP) received in 2007 upon completion the TCAP public offering.  Prior to the public offering, the Company was a 2.2% limited partner in the Triangle Mezzanine Fund, LLLP, with a limited investment of $500,000.  In the public offering, TCAP acquired the Triangle Mezzanine Fund, LLLP, and the limited partners received shares of TCAP restricted common stock in amounts equivalent to their limited investment in the Triangle Mezzanine Fund, LLLP.  TCAP is a specialty finance company organized to provide customized financing solutions to lower middle market companies located throughout the United States, with an emphasis on the Southeast.  At December 31, 2008, the TCAP equity securities owned by the Company had a market value of approximately $344,000.

The following table sets forth the carrying value of the Company’s investment, mortgage-backed, and  equity securities portfolio at the dates indicated.  See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

	At December 31,
	2008	2007	2006
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$36,220	$48,651	$56,454
Mortgage-backed securities	31,995	37,828	35,067
Equity securities	344	413	—
Total	$68,559	$86,892	$91,521

Securities held to maturity:
FHLB stock	$3,659	$3,210	$1,933
Mortgage-backed securities	832	1,292	1,663
Total	$4,491	$4,502	$3,596

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company’s investment securities and mortgage-backed securities portfolio at December 31, 2008.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities	$20,491	4.66%	$15,729	4.71%	$0	0.00%	$0	0.00%	$36,220	$34,937	4.68%
Mortgage-backed securities	0	0.00	608	6.25	1,201	6.18	30,185	5.28	31,995	31,167	5.33
Securities held to maturity:
FHLB stock (1)	0	0.00	0	0.00	0	0.00	3,659	0.00	3,659	3,659	0.00
Mortgaged-backed securities	0	0.00	832	4.00	0	4.00	0	0.00	832	832	4.00
Equity securities	344	14.12	0	0.00	0	0.00	0	0.00	344	505	14.12
Total	$20,835	4.82%	$17,169	4.73%	$1,201	6.18%	$33,844	4.71%	$73,050	$71,100	4.77%
_______________
(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers.  Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service.  Substantially all of the Bank’s depositors are North Carolina residents.  To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time.  To better serve its customers, the Bank has installed automatic teller machines at twenty-six office locations.

The following tables set forth the distribution of the Bank’s deposit accounts and corresponding weighted average interest rates.  Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2008		2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$208,923	0.22%	$227,601	0.97%	$239,251	1.03%
Money market	14,445	0.20	16,047	2.22	25,471	2.65
Savings accounts	26,554	0.38	17,498	0.15	18,481	0.15
Total	$249,922	0.24%	$261,146	0.99%	$283,203	1.12%

Certificate accounts:
Less than 12 months (1)	$102,250	3.13%	$225,839	4.58%	$264,386	4.97%
12-14 months (1)	266,768	3.66	227,626	4.94	170,786	4.82
15-72 months (1)	97,487	3.95	46,759	4.30	81,813	4.11
Total	466,505	3.61	500,224	4.72	516,985	4.78
Total deposits	$716,427	2.43%	$761,370	3.44%	$800,188	3.48%
_______________
(1)	Original term.

See Note 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.  At such date, such deposits represented 28.9% of total deposits and had a weighted average rate of 3.79%.

Maturity Period	(In thousands)

Three months or less	$452
Over three months	6,201
Over six through 12 months	129,135
Over 12 months	71,314
Total	$207,102

At December 31, 2008, U.S. Agency Bonds with an amortized cost of $12.8 million were pledged as collateral for deposits from public entities and repurchase agreements.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities.  The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances.  Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities.  The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank’s total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances.  Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets.  During the years ended December 31, 2008, 2007 and 2006, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements.  Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.  See Note 9 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2008 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Amounts outstanding at end of periods:
FHLB advances	$45,000	$35,000	$6,000
Federal funds purchased and securities sold under repurchase agreements	7,558	7,067	5,140
Rate paid on:
FHLB advances	3.01%	4.40%	5.50%
Federal funds purchased and securities sold under agreement to repurchase	0.25%	3.38%	4.86%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	53,000	40,800	31,600
Federal funds purchased and securities sold under repurchase agreements	12,805	9,198	8,556
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	45,274	9,155	11,969
Federal funds purchased and securities sold under repurchase agreements	9,671	7,221	6,625
Approximate weighted average rate paid on: (1)
FHLB advances	3.07%	5.01%	5.27%
Federal funds purchased and securities sold under repurchase agreements	1.81%	4.34%	4.41%
_________
(1)    Based on month-end balances.

Competition

The Company faces strong competition in originating real estate, commercial business and consumer loans and in attracting deposits.  The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers.  The Bank also competes by offering products which are tailored to the local community, including lease financing.  Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions, mortgage bankers and mortgage brokers.  Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Competition may increase as a result of the reduction of restrictions on the interstate operations of financial institutions.

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

In addition, the Bank makes securities brokerage services available through an affiliation with an independent broker-dealer.

Management considers its primary market area for gathering deposits and/or originating loans to be central, eastern, northeastern and southeastern North Carolina, where the Bank’s offices are located.  The Bank originates loans throughout eastern North Carolina.

Employees

As of December 31, 2008, the Bank had 258 full-time and 33 part-time employees, none of whom were represented by a collective bargaining agreement.  Management considers the Bank’s relationships with its employees to be good.

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

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than shareholders.  Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company.  Certain of the legal and regulatory requirements are applicable to the Bank and Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

Capital Requirements.  The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively.  The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” to total assets of 3.0%.  Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the “CAMELS” rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital.  All other bank holding companies and banks must maintain a leverage ratio of at least 4.0%.  Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and credit card receivables), identified losses and certain investments.

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

In addition to FDIC regulatory capital requirements, the North Carolina Office of the Commissioner of Banks (the “Commissioner”) requires that the Bank have adequate capitalization based upon each Bank’s particular set of circumstances.  The Bank is subject to the Commissioner’s capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital.  Common capital is defined as the total of the par value of shares times the number of shares outstanding.

Prompt Corrective Regulatory Action.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.  An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.  The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan.  A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution.  Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries.  The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt.  In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions.  If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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
_____________
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

Federal Home Loan Bank System.  The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”).  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta.  The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2008, of $3.7 million.  The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves.  Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $8.5 million up to $45.8 million, plus 10% on the remainder.  This percentage is subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of December 31, 2008, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks.  North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the State Banking Commission.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”) was enacted to temporarily raise the basic limit of FDIC insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in FDIC insurance coverage became effective immediately upon enactment.  The basic deposit insurance limit will return to $100,000 after December 31, 2009, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include a majority of all insured institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  During the year ended December 31, 2008, the Bank was assigned to Risk Category I.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV).  The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points.  The Bank’s quarterly Deposit Insurance Fund assessments during the year ended December 31, 2008 ranged from 1.25 to 1.64 basis points of assessable deposits.

The Reform Act also provided for a one-time credit for eligible insured institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, one-time credits are used to offset quarterly assessments until exhausted.    The Bank’s original one-time assessment credit was $405,964.  During the year ended December 31, 2008, the Bank used the remaining $106,622 of its one-time assessment credits to offset March and June 2008 quarterly assessments, exhausting its one-time assessment credit.  The Reform Act also provided that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund.  The Bank’s quarterly FICO payments during the year ended December 31, 2008 averaged 1.12 basis points of assessable deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLG Program”) to strengthen confidence and encourage liquidity in the banking system.  The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions (the “Transaction Account Guarantee Program”).  All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier.  The Bank elected to opt out of the Debt Guarantee Program.  Amounts exceeding the existing $250,000 deposit insurance limit in noninterest-bearing transaction accounts will be assessed an annual 10 basis points and collected quarterly through December 31, 2009.  The Bank elected to participate in the Transaction Account Guarantee Program and as a result, does not anticipate a material increase in its deposit insurance premiums.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

Liquidity Requirements.  FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank.  The FDIC currently has no specific level which it requires.  Under the FDIC’s calculation method, management calculated the Bank’s liquidity ratio as 11.7% of total deposits at December 31, 2008, which management believes is adequate.

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

Limits on Loans to One Borrower.  The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities.  Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral having a market value shall not exceed 10% of the unimpaired capital fund of the Bank.  Under these limits, the Bank’s loans to one borrower were limited to $13.9 million at December 31, 2008.  At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.  Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors.  At December 31, 2008, the Bank’s largest lending relationship was a $9.5 million relationship consisting of 16 commercial real estate loans, one commercial business loan and one consumer loan.  All loans within this relationship were current and performing in accordance with their terms at December 31, 2008.

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

Loans to Directors, Executive Officers and Principal Stockholders.  State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting.  Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more).  Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons.  Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers.  Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers.  In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company and is registered with the Federal Reserve Board.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the BHCA, and the regulations of the Federal Reserve Board.  As a bank holding company, the Company is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board.  The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries.  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.”  A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities.  These include insurance underwriting and investment banking.  The Company has not opted to become a financial holding company.

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

The federal banking agencies are also authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions.

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

Federal Income Taxation

Legislation that became effective for tax years beginning after December 31, 1995 requiring the Bank to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve.  The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts.  There will be no future effect on net income from the recapture because the taxes on these bad debts reserves have already been accrued as a deferred tax liability.

The Bank’s federal income tax returns have been audited through the year ended September 30, 1992.

State Income Taxation

Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments.  An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the 2008 Annual Report filed as Exhibit 13 hereto.

Item 1A. Risk Factors

Recent operating results may not be indicative of future operating results.

The Company may not be able to sustain its historical rate of growth and it may be difficult to replicate historical earnings growth. Consequently, historical results of operations will not necessarily be indicative of future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede the ability to expand market presence. If the Company experiences a significant decrease in the historical rate of growth, results of operations and financial condition may be adversely affected because a high percentage of operating costs are fixed expenses.

Certain interest rate movements may impact earnings and asset value.

Since December 31, 2006, the prime lending rate has decreased from 8.25% to 3.25% at December 31, 2008. Short-term and intermediate-term market interest rates are used as a guide to price the Bank’s loans and deposits.  The recent decrease in such interest rates has had a negative impact on the Bank’s interest rate spread and net interest margin to date, as a result of the interest sensitivity of the Bank’s interest-earning assets.  Should short-term interest rates decline dramatically in the near future, and if rates on the Bank’s loans and investments reprice downwards faster than the rates on the Bank’s deposits and borrowings, the Bank could experience more compression of its interest rate spread and net interest margin, which could have a negative effect on the Bank’s profitability.

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

If the Bank experiences greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if the Bank experiences greater nonpayment levels than anticipated, earnings and overall financial condition, as well as the value of the Company’s common stock, could be adversely affected.  There is no assurance that monitoring procedures and policies will reduce certain lending risks or that the allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in the loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Loan losses will reduce the loan loss allowance, and reduction in the loan loss allowance could be restored by an increase in the provision for loan losses. This would reduce earnings which could have an adverse effect on the stock price.

The Bank emphasizes commercial real estate, commercial business and consumer lending, which generally are riskier than residential mortgage lending.

The Bank currently operates as a North Carolina chartered commercial bank.  Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences.  Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans.  As a result, the Board of Directors determined to refocus the Bank’s strategy.  Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank took advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending.  In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products.  As a result of these efforts over the years, at December 31, 2008, the Company had commercial real estate, commercial construction, commercial business and consumer loans totaling $414.7 million, $172.4 million, $40.5 million and $103.7 million, respectively, which represented 52.4%, 21.8%, 5.1% and 13.1%, respectively, of total loans.  At December 31, 2008, $48.6 million, or 6.1% of total loans, consisted of residential real estate mortgage loans.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and this are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.  See “Business of the Bank – Lending Activities – Consumer and Other Lending.”

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce the Company’s net income and profitability.

                   Since 2007, the United States has seen softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been affecting the mortgage industry generally. The Company’s financial results may be adversely affected by changes in real estate values in areas in which it operates. Decreases in real estate values in these areas could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, then the Company’s net income and profits may decrease.

                   The declines in home prices in many markets across the United States, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in the Bank’s portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which are provided for in the allowance for loan losses. In that event, the Company’s earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon the Company’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect the Company’s financial condition or results of operations.

Liquidity is essential to the Bank’s business and it relies, in part, on external funding sources to finance a portion of its operations.

Liquidity is essential to the Bank’s business. Liquidity could be substantially negatively affected by the inability to access secured lending markets or raise funding in the long-term or short-term capital markets. Factors that cannot be controlled, such as disruption of the financial markets or negative views about the financial services industry generally, could impair the ability to raise funding. In addition, the ability to raise funding could be impaired if the FHLB develops a negative perception of the Bank’s long-term or short-term financial prospects. Such negative perceptions could be developed due to a decline in the level of business activity, actions regulatory authorities might take, or the discovery of employee misconduct or illegal activity, among other things. If the Bank were unable to raise funds using the methods described above, it would likely need to liquidate unencumbered assets, such as the investment and loan portfolios, to meet maturing liabilities. The Bank may be unable to sell some of its assets, or may have to sell assets at a discount from market value, either of which could adversely affect its operations.

The capital and credit markets have experienced unprecedented levels of volatility.

                   During 2008 and continuing into 2009, the capital and credit markets experienced extended volatility and disruption. In the last six months, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that the Company will not experience an adverse effect on its ability to access capital, its business, its financial condition, and its results of operations.

                   In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. These actions include the government-assisted acquisition of certain investment brokerage firms, the federal conservatorship of Fannie Mae and Freddie Mac, and a historic bill authorizing the U.S. Treasury to invest in financial institutions and purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. There can be no assurance as to when or if the government will further intervene in the financial sector and what impact government actions will have on the financial markets. Governmental intervention (or the lack thereof) could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s market area consists of eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2008, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.  Because of the Bank’s concentration of business activities in its primary market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  The current recessionary environment has negatively impacted real estate values, the volume of home sales, unemployment and other related economic conditions in the markets served by the Company and the Bank.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Commissioner and the FDIC, as its primary federal regulator.  The Company also is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Commissioner.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

The Bank relies heavily on the services of key personnel.

The Bank is a customer-focused and relationship-driven organization.  The Bank expects its future growth to be driven in large part by the relationships maintained with its customers by the executive and other key officers.  The unexpected loss of services of any executive and other key officers could have a material adverse effect on operations and possibly result in reduced revenues and earnings.

The Company’s common stock is not FDIC insured.

                   The Company’s common stock is not a savings or deposit account or other obligation of the Bank and is not insured by the FDIC, the Deposit Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Provisions in the Company’s Certificate of Incorporation and Bylaws and statutory provisions could discourage a hostile acquisition of control.

The Company’s Certificate of Incorporation and Bylaws contain certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management.  These provisions include:  the classification of the terms of the members of the Board of Directors; supermajority provisions for the approval of certain business combinations; elimination of  cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; restrictions on the acquisition of the Company’s equity securities; and provisions allowing the Board of Directors to consider non-monetary factors in evaluating a business combination or a tender or exchange offer.  The provisions in the Company’s Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company’s equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements.  The Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of Common Stock up to a total of 25,000,000 outstanding shares.  These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

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

Item 1B. Unresolved Staff Comments.  The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.  Properties

The following table has the location and information regarding the Bank’s offices at December 31, 2008.

	Year Opened	Owned or Leased	Book Value at December 31, 2008	Approximate Square Footage
	(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$702	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	102	4,680

1328 John Small Avenue Washington, NC	2001	Leased	7	1,916

2999 US Hwy. 17S. Chocowinity, NC	1999	**	230	2,530

301 E. Arlington Boulevard Greenville, NC	1993	Owned	259	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	729	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	1,072	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	119	2,500

1906 S. Croatan Street Kill Devil Hills, NC	2002	Leased	42	2,000

47560 Hwy. 12 Buxton, NC	2005	**	482	2,029

2430 Heritage Street Kinston, NC	2001	Leased	24	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	257	2,600

202 Craven Street New Bern, NC	1995	Leased	10	2,500

2019 S. Glenburnie Road Crossroads Shopping Center New Bern, NC	2004	Leased	41	435

11560 NC Hwy 55 Suite 11 Grantsboro, NC	2007	Leased	82	1,600

241 Green Street Fayetteville, NC	1999	Owned	723	9,550

705 Executive Place Fayetteville, NC	1999	Leased	26	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	319	6,000

	Year Opened	Owned or Leased	Book Value at December 31, 2008	Approximate Square Footage
	(Dollars in thousands)
3000 N. Elm Street Lumberton, NC	2001	Leased	233	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	495	2,072

904 A West Broad St Dunn, NC	2007	Leased	28	1,477

100 East Hope Lodge Street Tarboro, NC	2000	Leased	11	1,350

300 Sunset Avenue Rocky Mount, NC	1994	Owned	249	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	976	5,635

1378 Benvenue Road Rocky Mount, NC	2000	**	262	5,376

3635 North Halifax Road Rocky Mount, NC	2000	Leased	23	396

4800 Six Forks Road Six Forks III, Suite #115 Raleigh, NC	2004	Leased	21	4,501

4215 University Dr Durham, NC	2004	Leased	207	2,000

Loan Production Office: 3804 Peachtree Ave Unit 200 Wilmington, NC	2007	Leased	22	1,200

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	690	10,000

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	585	10,000

First South Leasing, LLC: 1035 Director Court Suite C Greenville, NC	2001	Leased	17	1,146
___________
** Lease land, own building.

The book value of the Bank’s premises and equipment was $9.0 million at December 31, 2008.  See Notes 1 and 5  to Consolidated Financial Statements in the 2008 Annual Report filed as Exhibit 13 hereto.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank is a party to various legal proceedings incident to their business.  At December 31, 2008, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.  There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report..

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information contained in the sections captioned “Stockholder Information — Stock Listing Information” and “— Stock Price Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.
(c)	The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 2008 Beginning date: October 1 Ending date: October 31	-0-	$0.00	-0-	372,012

November 2008 Beginning date: November 1 Ending date: November 30	-0-	0.00	-0-	372,012

December 2008 Beginning date: December 1 Ending date: December 31	-0-	0.00	-0-	372,012
___________
(1) Shares may be purchased under a repurchase program announced on January 15, 2008.  Under this program, the Company announced that it may purchase up to 490,755 shares of its Common Stock.  This program expired on January 14, 2009.  The Company purchased 118,743 shares of the 490,755 shares previously approved under that plan.

Item 6.  Selected Financial Data

The information contained in the table captioned “Selected Consolidated Financial Information and Other Data” on page 4 in the Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report is incorporated herein by reference as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk” in the Annual Report is incorporated herein by reference as Exhibit 13.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2008, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2008.

Turlington and Company, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

First South Bancorp, Inc.
March 5, 2009

/s/ Thomas A. Vann	/s/ William L. Wall
Thomas A. Vann	William L. Wall
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 5, 2009, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/  Turlington and Company, L.L.P.

Lexington, North Carolina
March 5, 2009

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

Item 9B.  Other Information. None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.  The Company has posted such Code of Ethics on its Internet website and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website.  The Company’s Internet website may be accessed as follows: http://www.firstsouthnc.com.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	172,295	$17.52	947,000

Equity compensation plans not approved by security holders	—	—	—
Total	172,295	$17.52	947,000

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006 Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 27, 2007 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2
Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2004 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

10.1(a)
Employment Agreement between First South Bancorp, Inc. and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.1(b)
Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.1(c)	Amendment dated December 18, 2008 to the amended and restated First South Bank and First South Bancorp, Inc. Employment Agreement with Thomas A. Vann*
10.2
Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements between First South Bank and First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins*
10.3
Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3(a)	Amendments dated December 26, 2008 to the Supplemental Income Agreements, as amended and restated, between First South Bank and Sherry L. Correll and Thomas A. Vann*
10.4
Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.4(a)	Amendments dated December 26, 2008 to the Supplemental Income Plan Agreements, as amended and restated, between First South Bank and Thomas A. Vann and William L. Wall*
10.5
Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5(a)	Amendments dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreements, as amended and restated, between Frederick N. Holscher and Thomas A. Vann*
10.6
First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.6(a)	Amendments dated December 26, 2008 to the Director’s Retirement Plan Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann*
10.7
Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.7(a)	Amendments dated December 26, 2008 to the Director’s Retirement Payment Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann.*
10.8
Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, between First South Bank an Marshall T. Singleton*
10.9
First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*

10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11
Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*

10.12
Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*

10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, between First South Bank and First South Bancorp, Inc. and William L. Wall*
10.13
Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement between First South Bank and Kristie W. Hawkins*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Paul S. Jaber*
13	Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
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
March 10 , 2009
	By:	/s/ Thomas A. Vann
Thomas A. Vann
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann	March 10, 2009
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall	March 10, 2009
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	March 10, 2009
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	March 10, 2009
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 10, 2009
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.	March 10, 2009
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 10, 2009
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.	March 10, 2009
H. D. Reaves, Jr.
Director