Form 10-Q
period 2009-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2009-05-06
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.

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
Yes ☐ No  ☒

Number of shares of common stock outstanding as of May 5, 2009: 9,738,096

CONTENTS

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31	December 31
	2009	2008	*
	(unaudited)

Assets

Cash and due from banks	$17,732,420	$20,888,676
Interest-bearing deposits in financial institutions	7,173,070	5,831,683
Investment securities - available for sale	25,962,160	36,563,646
Mortgage-backed securities - available for sale	50,370,806	31,995,157
Mortgage-backed securities - held for investment	729,478	832,221
Loans and leases receivable, net:
Held for sale	17,154,449	5,566,262
Held for investment	718,843,853	739,165,035
Premises and equipment, net	8,866,116	9,049,929
Real estate owned	10,573,245	7,710,560
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,687,000	3,658,600
Accrued interest receivable	3,726,577	3,786,760
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,079,147	1,005,725
Identifiable intangible assets	157,200	165,060
Prepaid expenses and other assets	5,576,086	5,417,231

Total assets	$875,850,183	$875,855,121

Liabilities and Stockholders' Equity

Deposits:
Demand	$224,248,869	$223,365,542
Savings	26,561,063	26,555,881
Large denomination certificates of deposit	217,516,434	207,102,876
Other time	252,107,535	259,402,497
Total deposits	720,433,901	716,426,796
Borrowed money	49,606,196	52,558,492
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,714,681	8,738,808
Total liabilities	788,064,778	788,034,096

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,738,096 and 9,738,096 shares outstanding, respectively	97,381	97,381
Additional paid-in capital	35,935,194	35,924,426
Retained earnings, substantially restricted	82,923,995	82,867,095
Treasury stock at cost	(32,247,365)	(32,247,365)
Accumulated other comprehensive income, net	1,076,200	1,179,488
Total stockholders' equity	87,785,405	87,821,025

Total liabilities and stockholders' equity	$875,850,183	$875,855,121

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2009	2008

Interest income:
Interest and fees on loans	$11,701,635	$15,178,294
Interest and dividends on investments and deposits	869,085	1,204,840
Total interest income	12,570,720	16,383,134

Interest expense:
Interest on deposits	4,178,937	6,186,586
Interest on borrowings	339,800	399,663
Interest on junior subordinated notes	110,438	196,661
Total interest expense	4,629,175	6,782,910

Net interest income	7,941,545	9,600,224
Provision for credit losses	1,520,000	-
Net interest income after provision for credit losses	6,421,545	9,600,224

Non-interest income:
Fees and service charges	1,750,485	1,887,261
Loan servicing fees	158,663	163,207
Gain (loss) on sale of real estate, net	(79,733)	69,515
Gain on sale of mortgage loans	257,885	229,530
Gain on sale of investment securities	465,522	-
Other income	267,701	324,691
Total non-interest income	2,820,523	2,674,204

Non-interest expense:
Compensation and fringe benefits	3,407,672	3,587,805
Federal insurance premiums	140,162	22,347
Premises and equipment	463,915	499,874
Advertising	22,841	35,016
Payroll and other taxes	351,721	370,260
Data processing	599,015	643,531
Amortization of intangible assets	113,870	102,058
Other	902,718	699,419
Total non-interest expense	6,001,914	5,960,310

Income before income taxes	3,240,154	6,314,118

Income taxes	1,235,635	2,413,160

Net income	$2,004,519	$3,900,958

Per share data:
Basic earnings per share	$0.21	$0.40
Diluted earnings per share	$0.21	$0.40
Dividends per share	$0.20	$0.20
Weighted average shares-Basic	9,738,096	9,802,770
Weighted average shares-Diluted	9,738,096	9,833,335

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2009
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2008	$97,381	$35,924,426	$82,867,095	$(32,247,365)	$1,179,488	$87,821,025

Net income			2,004,519			2,004,519

Other comprehensive loss, net of taxes					(103,288)	(103,288)

Exercise of stock options						0

Tax benefit of stock options exercised						0

Shares traded to exercise options						0

Acquisition of treasury shares						0

Stock based compensation		10,769				10,769

Dividends ($0.20 per share)			(1,947,619)			(1,947,619)

Balance, March 31, 2009	$97,381	$35,935,195	$82,923,995	$(32,247,365)	$1,076,200	$87,785,406

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2009	2008

Operating activities:
Net income	$2,004,519	$3,900,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,520,000	-
Depreciation	216,818	217,649
Amortization of intangibles	113,870	102,750
Accretion of discounts on securities, net	(86,083)	(150)
Gain on disposal of premises and equipment and real estate owned	79,711	(69,130)
Gain on sale of loans held for sale	(257,885)	(229,530)
Gain on sale of investment securities available for sale	(465,522)	-
Stock based compensation expense	-	15,092
Originations of loans held for sale, net	(40,161,148)	(12,029,560)
Proceeds from sale of loans held for sale	7,457,743	12,176,905
Other operating activities	66,611	1,386,983
Net cash provided by (used in) operating activities	(29,511,366)	5,471,967
Investing activities:
Proceeds from maturities of investment securities available for sale	-	3,000,000
Proceeds from sale of investment securities available for sale	10,465,522	-
Proceeds from principal repayments of mortgage-backed securities available for sale	3,514,299	1,716,803
Proceeds from principal repayments of mortgage-backed securities held for investment	102,743	100,344
Originations of loans held for investment, net of principal repayments	12,644,332	(7,191,349)
Proceeds from disposal of premises and equipment and real estate owned	1,913,026	223,754
Purchase of FHLB stock	(28,400)	(448,500)
Purchase of premises and equipment	(32,983)	(88,923)
Net cash provided by (used in) investing activities	28,578,539	(2,687,871)
Financing activities:
Net increase (decrease) in deposit accounts	4,007,105	(7,040,381)
Net increase (decrease) in FHLB borrowings	-	10,000,000
Purchase of treasury shares	-	(2,574,699)
Proceeds from exercise of stock options, net of tax benefit	10,768	887,004
Cash paid for dividends and fractional shares	(1,947,619)	(1,864,869)
Net change in repurchase agreements	(2,952,296)	31,126
Net cash used in financing activities	(882,042)	(561,819)

Increase (decrease) in cash and cash equivalents	(1,814,869)	2,222,277

Cash and cash equivalents, beginning of period	26,720,359	24,029,287

Cash and cash equivalents, end of period	$24,905,490	$26,251,564

Supplemental disclosures:
Real estate acquired in settlement of loans	$6,156,850	$78,943
Dividends declared, not paid	$1,947,619	$1,952,669
Exchange of loans for mortgage-backed securities	$21,373,103	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the quarter ended March 31, 2009 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan.  For the quarter ended March 31, 2009, there were no stock options that were antidilutive because their exercise price exceeded the average market price of the Company’s common stock, compared to 60,000 that were antidilutive for the quarter ended March 31, 2008.   Antidilutive stock options have been omitted from the calculation of diluted earnings per share for the current reporting period.

Note 3. Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2008	$11,617,706	$339,995	$11,957,701
Provision for credit losses	1,520,000	-	1,520,000
Reclassification	27,536	(27,536)	-
Loans and leases charged-off	(2,317,442)	-	(2,317,442)
Loans and leases recovered	29,732	-	29,732
Net (charge-offs)/recoveries	$(2,287,710)	$-	$(2,287,710)
Balance at March 31, 2009	$10,877,532	$312,459	$11,189,991

Allowance for Credit Losses Ratios	March 31, 2009	December 31, 2008
Allowances for loan and lease losses/total loans and leases	1.45%	1.53%
Allowance for unfunded loan commitments/unfunded commitments	0.30%	0.29%
Allowance for credit losses/total loans and leases	1.50%	1.58%

Note 4. Comprehensive Income.  The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".  Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income").  The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning other comprehensive income for the quarters ended March 31, 2009 and 2008 is as follows:

	Quarter Ended 03/31/09	Quarter Ended 03/31/08
Net income	$2,004,519	$3,900,958
Reclassification of gain on sale of securities	465,522	-
Gains (losses) unrealized, net of income taxes	(568,810)	763,082
Other comprehensive income (loss)	(103,288)	763,082
Comprehensive income	$1,901,231	$4,664,040

Note 5.  Stock-Based Compensation.   The Company has two stock-based compensation plans.  Shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”).  The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan.  At March 31, 2009, the 1997 Plan had 159,920 granted unexercised shares; and the 2008 Plan had 26,000 granted unexercised shares and 932,000 shares available to be granted.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The compensation cost recorded under SFAS No. 123(R) charged against income for these plans was $10,769 and $15,092 for the quarter ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, total unrecognized compensation cost on granted unexercised shares was $151,543. That cost is expected to be recognized over the next three years.

The total income tax benefits realized from the exercise of stock options was none for the quarter ended March 31, 2009, compared to $450,394 realized in the quarter ended March 31, 2008.

The total intrinsic value of options exercised was none during the quarter ended March 31, 2009, compared to total intrinsic value of $1,314,288 of options exercised during the quarter ended March 31, 2008.

The average fair value of options granted during the quarter ended March 31, 2009 was $3.44, compared to $2.43 granted during the quarter ended March 31, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended March 31, 2009 and 2008:
	Quarter Ended 03/31/09	Quarter Ended 03/31/08
Dividend growth rate	5.3%	11.8%
Expected volatility	35.9%	22.6%
Average risk-free interest rate	2.4%	3.2%
Expected lives - years	6	6

A summary of option activity under the Plan as of March 31, 2009 and 2008, and changes during the quarter ended March 31, 2009 and 2008, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended March 31, 2009:
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Vested and Exercisable at March 31, 2009	131,795	$15.92	$(698,431)

Period Ended March 31, 2008:
Outstanding at December 31, 2007	255,919	$13.90
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Exercised	(80,749)	$5.41
Outstanding at March 31, 2008	184,170	$17.72	$880,823
Vested and Exercisable at March 31, 2008	125,845	$15.22	$915,564

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2009, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.50 – 10.62	55,283	4.24	$8.57	40,283	$8.14
$14.97 – 16.61	36,562	3.83	$16.10	36,562	$16.10
$16.77 – 25.22	76,825	5.60	$20.43	46,200	$20.10
$26.17 – 32.52	17,250	7.63	$28.59	8,750	$28.91
	185,920	3.62	$16.81	131,795	$15.92

A summary of nonvested option shares as of March 31, 2009 and 2008, and changes during the quarter ended March 31, 2009 and 2008, is presented below:

	Shares	Price
Period Ended March 31, 2009:
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97

Period Ended March 31, 2008:
Nonvested at December 31, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10

The fair value compensation cost recognition provisions of SFAS 123R are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The following table reflects the impact of adopting SFAS 123R by reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the quarter ended March 31, 2009 and 2008:

	Quarter ended
	3/31/09	3/31/08
Reduced net income before income taxes	$10,769	$15,092
Reduced net income	$10,769	$14,087
Reduced basic earnings per share	$0.00	$0.00
Reduced diluted earnings per share	$0.00	$0.00

Note 6.  Fair Value Hierarchy.  Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets that are carried at value.

Assets measured at fair value on a recurring basis at March 31, 2009 were as follows:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$25,962,160	$-	$25,962,160	$-
Mortgage-backed	50,370,806	-	50,370,806	-
Other real estate owned	10,573,245	-	10,573,245	-
Total	$86,906,211	$-	$86,906,211	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1,301,000 were made to other real estate owned during the quarter ended March 31, 2009.

Net gains (losses) realized and included in earnings for the quarter ended March 31, 2009 and 2008 are reported in other revenues as follows:

	Quarter ended
	3/31/09	3/31/08
Gain (loss) on sale of real estate, net	$(79,733)	$69,515

No liabilities were measured at fair value on a recurring basis during the quarter ended March 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.
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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008.  Total assets were $875.9 million at both March 31, 2009 and December 31, 2008. Earning assets were $812.7 million at March 31, 2009 compared to $808.6 million at December 31, 2008, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 92.8% of total assets at March 31, 2009 compared to 92.3% at December 31, 2008.

Interest-bearing overnight deposits in financial institutions were $7.2 million at March 31, 2009, compared to $5.8 million at December 31, 2008.  Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $26.0 million at March 31, 2009, compared to $36.6 million at December 31, 2008.   There were no maturities of investment securities available for sale during the quarter ended March 31, 2009, compared to $3.0 million of maturities during the quarter ended March 31, 2008.  Proceeds from investment maturities are used to fund liquidity management and daily operations of the Bank.  The Bank sold $10.5 million of investment securities available for sale during the quarter ended March 31, 2009, compared to none sold during the quarter ended March 31, 2008.

Mortgage-backed securities available for sale were $50.4 million at March 31, 2009, compared to $32.0 million at December 31, 2008. The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may also securitize mortgage loans held for sale into mortgage-backed securities to maintain sufficient liquidity levels.  During each of the quarters ended March 31, 2009 and 2008, the Bank sold no mortgage-backed securities available for sale.  During the quarter ended March 31, 2009, $21.3 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to none securitized during the quarter ended March 31, 2008.

Mortgage-backed securities held for investment were $729,000 at March 31, 2009, compared to $832,000 December 31, 2008, reflecting scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale declined in value by a net of $103,000 at March 31, 2009. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $17.2 million at March 31, 2009 compared to $5.6 million at December 31, 2008. Proceeds from loan sales were $7.5 million for the quarter ended March 31, 2009, compared to $12.2 million for the quarter ended March 31, 2008.  The Bank also sells certain mortgage loans to support a more balanced sensitivity to future interest rate changes. Proceeds from loans sales are used to fund liquidity needs of the Bank, including new loan originations, repayment of borrowings, deposit outflows and general operations of the Bank.  Loans serviced for others were $254.2 million at March 31, 2009, compared to $255.5 million at December 31, 2008.

Net loans and leases receivable held for investment declined to $718.8 million at March 31, 2009 from $739.2 million at December 31, 2008. During the quarter ended March 31, 2009, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below.  In addition, a portion of the proceeds from principal repayments on loans held for investment are also used to fund the liquidity needs of the Bank, as discussed above.

Non-accrual loans improved to $6.9 million at March 31, 2009, from $10.7 million at December 31, 2008, reflecting management’s efforts of improving the Bank’s credit quality.  Restructured loans were $4.3 million at both March 31, 2009 and December 31, 2008.  The level of non-accrual and restructured loans is attributable to the current recessionary economic environment.  Downward pressure has been placed on the housing and real estate markets, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loans portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned increased to $10.6 million at March 31, 2009 from $7.7 million at the December 31, 2008, reflecting foreclosures of certain non-performing loans, net of sales. Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision.  During the quarter ended March 31, 2009, the Bank recorded $1.3 million of fair value adjustments to other real estate owned. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Heirarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Deposits increased to $720.4 million at March 31, 2009, from $716.4 million at December 31, 2008.  Demand accounts (personal and business checking accounts and money market accounts) increased to $224.2 million at March 31, 2009 from $223.4 million at December 31, 2008.

Time deposits increased to $469.6 million at March 31, 2009 from $466.5 million at December 31, 2008.  During the quarter ended March 31, 2009, the Bank chose to not match higher time deposit rates being offered by certain competitive financial institutions in its market area, in order to control its time deposit cost.  The Bank began repricing certain new and maturing time deposits at lower rates, and combined with the growth of lower costing checking accounts, is attempting to effectively manage its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements declined to $49.6 million at March 31, 2009 from $52.6 million at December 31, 2008.  FHLB advances were $45.0 million at March 31, 2009 and December 31, 2008, respectively, representing fixed rate advances with original terms ranging from 18 to 36 months at a weighted average cost of 3.01%, which the Bank has used as a long-term tool of managing its cost of funds.  Repurchase agreements (cash management accounts for commercial banking customers) were $4.6 million at March 31, 2009, compared to $7.6 million at December 31, 2008.

Stockholders' equity was $87.8 million at both March 31, 2009 and December 31, 2008.  The equity to assets ratio also remained constant at 10.0% at both March 31, 2009 and December 31, 2008, reflecting the net effect of current quarterly earnings, dividend payments, changes in accumulated other comprehensive income and the change in the volume of assets.  See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $1.1 million at March 31, 2009 compared to $1.2 million at December 31, 2008, reflecting the change in net market value of the investment portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of March 31, 2009, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 12.7%; Tier 1 Risk-Based Capital – 11.4%; and Tier 1 Leverage Capital – 9.2%.  See "Liquidity and Capital Resources" below for additional information.

On March 26, 2009, the Company declared a cash dividend of $0.20 per share, payable April 23, 2009 to stockholders of record as of April 8, 2009.  This dividend payment represents a 95.2% payout ratio of the basic earnings per share for the quarter ended March 31, 2009, and is the Company's forty-eighth consecutive quarterly cash dividend.

The Company purchased no shares of its common stock during the quarter ended March 31, 2009, compared to 105,241 purchased during the quarter ended March 31, 2008.  Common stock is purchased through both private and open market transactions pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired through the repurchase plan are held as treasury stock, at cost. Treasury shares were 1,516,126 totaling $32.2 million at March 31, 2009 and December 31, 2008, respectively.  Treasury shares are used for general corporate purposes including the exercise of stock options and providing shares for potential future stock splits.

There were no shares issued from the exercise of stock options during the quarter ended March 31, 2009, compared to 80,749 shares issued during the quarter ended March 31, 2008.  During the quarter ended March 31, 2009, there were no shares, compared to 20,817 shares during the quarter ended March 31, 2008, that were tendered by stock option plan participants to pay for the exercise price of stock options being exercised and income taxes incident to such option exercises.

Comparison of Operating Results - Quarter ended March 31, 2009 and 2008.  Net income for the quarter ended March 31, 2009 was $2.0 million, compared to $3.9 million for the quarter ended March 31, 2008. Diluted earnings per share were $0.21 per share for the quarter ended March 31, 2009, compared to $0.40 per share for the quarter ended March 31, 2008.

The decline in net earnings during the quarter ended March 31, 2009 results primarily from increased provision for credit losses, the decline in net interest margin (significantly influenced by the Federal Reserve’s 400 basis point rate cuts since December 2007), increased FDIC insurance premiums and expenses associated with the increase in other real estate owned.  Like many financial institutions in the Bank’s market area, current period earnings have been influenced by an economy moving towards a recessionary environment.  Economic pressure on the housing and real estate markets is impacting property values and credit quality issues.  Competitive pressure continues to impact loan growth, deposit flows and rates paid for loans and deposits

The Bank has faced many challenges resulting from the current recessionary economic impact on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure in anticipation of future stabilization of the real estate market.  Management believes competition and pricing pressures will continue on both deposits and loans during the remainder of 2009 and into 2010.  The amount and timing of any future Federal Reserve rate cuts remains uncertain, and may further impact the Bank, particularly if those cuts are significant.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .9% and ROE was 9.1% for the quarter ended March 31, 2009.  The efficiency ratio was 55.7% for the quarter ended March 31, 2009, reflecting the Bank’s efforts of net interest income management, noninterest income management and controlling operating costs.

Interest Income.  Interest income declined to $12.6 million for the quarter ended March 31, 2009, from $16.4 million for the quarter ended March 31, 2008. This decline has been significantly influenced by the Federal Reserve’s 400 basis point rate cuts since December 2007, and a decline in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $812.8 million for the quarter ended March 31, 2009, compared to $858.7 million for the quarter ended March 31, 2008, reflecting the slow down in loan origination volume, the increase in other real estate owned and the level of non-performing loans, as discussed above.  The yield on average interest-earning assets was 6.2% for the quarter ended March 31, 2009, compared to 7.6% for the quarter ended March 31, 2008.

Interest Expense.  Interest expense declined to $4.6 million for the quarter ended March 31, 2009, from $6.8 for the quarter ended March 31, 2008, reflecting a decline in interest rates between the respective periods and a decline in the volume of average interest-bearing liabilities. Average deposits and borrowings were $781.5 million for the quarter ended March 31, 2009, compared to $822.1 million for the quarter ended March 31, 2008.  The effective cost of funds was 2.4% for the quarter ended March 31, 2009, compared to 3.3% for the quarter ended March 31, 2008.  The Company has been able to improve its cost of funds by the combination of deposit repricing, and the rollover of time deposits and the repositioning of borrowings within the lower interest rate environment.

Net Interest Income.  Net interest income declined to $7.9 for the quarter ended March 31, 2009, compared to $9.6 million for the quarter ended March 31, 2008.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 3.8% for the quarter ended March 31, 2009, compared to 4.3% for the quarter ended March 31, 2008. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 3.9% for the quarter ended March 31, 2009, compared to 4.5% for the quarter ended March 31, 2008. The decline in interest rate spread and net yield on interest-earning assets is a direct result of those same events impacting interest income and interest expense, as discussed above.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $1.5 million provision for credit losses in the quarter ended March 31, 2009, compared to no provision in the quarter ended March 31, 2008.  The provision for credit losses was necessary to replenish $2.3 million of net charge offs in the quarter ended March 31, 2009, and strengthen the Bank’s ability to better manage the volume of non-performing loans, as discussed above.

Allowance for Credit Losses.  The Bank maintains general and specific allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk.  This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans.  In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

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

The Bank’s allowance for credit losses was $11.2 million at March 31, 2009, compared to $12.0 million at December 31, 2008.  The ratio of the allowance for credit losses to net loans and leases was 1.5% at March 31, 2009, compared to 1.6% at December 31, 2008.  See “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies” for additional information.

Noninterest Income. Noninterest income was $2.8 million for the quarter ended March 31, 2009, compared to $2.7 million for the quarter ended March 31, 2008.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank continues to maintain a consistent level of noninterest income across both loan and deposit service offerings.  Fees, service charges and servicing fees collected were $1.9 million for the quarter ended March 31, 2009, compared to $2.1 million for the quarter ended March 31, 2008.  Fees, service charges and servicing fees collected during each period depends on the collection of fees and service charges related loan and deposit account transactions processed during each period, and servicing fees earned on loans serviced for others.

The Bank recorded $258,000 of gains from loan sales during the quarter ended March 31, 2009, compared to $230,000 during the quarter ended March 31, 2008.  Fixed-rate residential mortgage loans were sold to reduce exposure to interest rate and credit risk, and provide a more balanced sensitivity to future interest rate changes. The Bank also recorded $466,000 of gains on the sale of investment securities during the quarter ended March 31, 2009, compared to none during the quarter ended March 31, 2008.

Noninterest Expense.  Noninterest expenses were $6.0 million for both the quarter ended March 31, 2009 and the quarter ended March 31, 2008.  The largest component of noninterest expense is compensation and fringe benefits, which declined to $3.4 million for the quarter ended March 31, 2009, from $3.6 million for the quarter ended March 31, 2008, reflecting the Bank’ success in managing its human resources cost.

FDIC insurance premiums increased to $140,000 for the quarter ended March 31, 2009, from $22,000 for the quarter ended March 31, 2008.  One-time FDIC insurance assessment credits received under the Federal Deposit Reform Act of 2005 were exhausted in the 2008 second quarter.

Expenses attributable to the current volume of other real estate owned were $227,000 in the quarter ended March 31, 2009, compared to $5,000 in the quarter March 31, 2008.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively flat during the respective periods.

Income Taxes.  Income tax expense was $1.2 million for the quarter ended March 31, 2009, compared to $2.4 million for the quarter ended March 31, 2008.  The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during each period.  The effective income tax rates were 38.1% for the quarter ended March 31, 2009, compared to 38.2% for the quarter ended March 31, 2008.  See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At March 31, 2009, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $119.1 million, compared to $101.7 million at December 31, 2008, representing 15.7% and 13.9% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at March 31, 2009 and December 31, 2008.

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

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP No. FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”.  SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, provides accounting and reporting standards for transfers of financial assets, but it does not directly address the repurchase financing transaction.  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  It is effective for fiscal years beginning after November 15, 2008.  The Company adopted FSP No. FAS 140-3 on January 1, 2009, with no material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP No. EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”.  The guidance of this FSP applies to the calculation of EPS under SFAS No. 128 for share-based awards with rights to dividends and dividend equivalents.  It is effective for fiscal years and interim periods beginning after December 15, 2008.  The Company adopted FSP No. EITF 03-6-1 on January 1, 2009, with no material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FAS 157-4”), “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 to include certain factors that can be used to evaluate whether there has been a significant decrease in the volume and level of activity when compared with normal market activity.  If the reporting entity determines that there has been a significant decrease in volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is needed and significant adjustments may be necessary.  In order to determine if a transaction is orderly, the reporting entity shall not ignore information that is available without undue cost and effort.  A reporting entity is expected to have sufficient information to conclude whether a transaction is orderly when it is a party to the transaction.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FAS 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements.  This statement clarifies the factors that should be used to determine whether an other-than-temporary impairment has occurred and requires a more detailed risk-oriented breakdown of major security types.  This FSP shall be effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 and APB Opinion No. 28 to require disclosure of fair value of financial instruments whenever a publicly traded company issues summarized financial information for interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact this FSP may have on its consolidated financial statements

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings.  The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income.  The Company monitors whether material changes in market risk have occurred since December 31, 2008.  The Company believes that an adverse change in market risk exposure has occurred since December 31, 2008.

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits.  This has been a contributing factor to net interest margin compression in the quarter ended March 31, 2009, which has been significantly influenced by the Federal Reserve’s 400 basis point rate cuts since December 2007. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly.  With the Federal Reserve’s 400 basis points rate cuts since December 2007, and the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther.  Over the remainder of 2009, the Bank anticipates slower compression in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's common stock repurchase plan for the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2009
Beginning date: January 1 Ending date: January 31	-0-	-0-	-0-	486,905

February 2009
Beginning date: February 1 Ending date: February 28	-0-	-0-	-0-	486,905

March 2009
Beginning date: March 1 Ending date: March 31	-0-	-0-	-0-	486,905

(1)	486,905 shares of common stock may be purchased pursuant to a repurchase program announced on January 26, 2009. This repurchase program will expire on January 25, 2010.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: May 5, 2009	Date: May 5, 2009