Form 10-K/A
period 2008-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2009-05-12
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No.  0-22219

FIRST SOUTH BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Virginia	56-1999749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 Carolina Avenue, Washington, North Carolina	27889-2047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (252) 946-4178

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	NASDAQ Global Select Market
(Title of Class)	(Name of exchange on
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

Number of shares of Common Stock outstanding as of March 10, 2009: 9,738,096.

Explanatory Note

First South Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, solely to include certain disclosure originally intended to be incorporated by reference from the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to General Instruction G(3) of Form 10-K.

The Company is not amending or restating its financial results as originally reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2008, amends and supersedes the following items in their entirety as set forth below:  Items 10, 11, 12, 13, 14 of Part III of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

General

The Board currently consists of seven members. The Company’s Articles of Incorporation require that directors be divided into three classes, as nearly equal in number as possible, with approximately one-third of the directors elected each year.  At the Annual Meeting, two directors will be elected for terms expiring at the 2012 Annual Meeting.  The Board has nominated Frederick N. Holscher and Frederick H. Howdy to serve as directors for a three-year period.  Both nominees are currently members of the Board.  Under Virginia law and the Company’s Bylaws, directors are elected by a plurality of the votes present in person or by proxy at a meeting at which a quorum is present.  It is intended that the persons named in the proxies solicited by the Board for the 2009 Annual Meeting will vote for the election of the named nominees.  If any nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute as the Board may recommend or the size of the Board may be reduced to eliminate the vacancy.  At this time, the Board knows of no reason why any nominee might be unavailable to serve.

The following table sets forth, for each nominee for director and continuing director of the Company, his age, the year he first became a director of the Company and the expiration of his term as a director.  Each director of the Company also is a member of the Board of Directors of the Bank. All of the directors are independent under the current listing standards of the NASDAQ Stock Market, except for Mr. Vann because he is an employee of the Company and First South Bank (the “Bank”).  In determining the independence of the directors, the Board also considers transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in the Company’s proxy statement or pursuant to Item 13 of this Annual Report on Form 10-K.

Name	Age at December 31, 2008	Year first Elected as Director of the Company	Current Term to Expire	Position(s) Held

BOARD NOMINEES FOR TERMS TO EXPIRE IN 2012

Frederick N. Holscher	60	1996	2009	Director
Frederick H. Howdy	77	1996	2009	Director

DIRECTORS CONTINUING IN OFFICE

Linley H. Gibbs, Jr.	77	1996	2010	Director
Thomas A. Vann	59	1996	2010	Director, President and Chief Executive Officer
Charles E. Parker, Jr.	72	1996	2011	Director
Marshall T. Singleton	69	1996	2011	Director
H.D. Reaves, Jr.	71	1996	2011	Director

Set forth below is information concerning the Company’s directors.  Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

Frederick N. Holscher is a partner with the Washington, North Carolina law firm of Rodman, Holscher, Francisco & Peck, P.A. and has been with the firm since 1973. He has been a director of the Bank since 1985.

Frederick H. Howdy is President of Drs. Freshwater and Howdy P.A., a dental health care corporation of North Carolina.  Prior to that, he was a dentist in Washington, North Carolina for 36 years. He has been a director of the Bank since 1975.

Linley H. Gibbs, Jr. has been retired since 1992.  Prior to his retirement, Mr. Gibbs served as a general manager with Hamilton Beach, an appliance manufacturing company in Washington, North Carolina. He has been a director of the Bank since 1985.

Thomas A. Vann serves as President and Chief Executive Officer of the Company and the Bank.  He joined the Bank in 1972 as Assistant Manager.  Mr. Vann was promoted to a number of positions prior to becoming President of the Bank in 1977 and Chief Executive Officer in 2000. He has been a director of the Bank since 1979.

Charles E. Parker, Jr. is Senior Vice President of the Robinson and Stith Insurance Agency in New Bern, North Carolina.  He joined the agency in 1989. He has been a director of the Bank since 1971.

Marshall T. Singleton has been a co-owner of B.E. Singleton & Sons since 1960, a highway construction firm in Washington, North Carolina. He has been a director of the Bank since 1990.

H.D. Reaves, Jr. was employed with Home Federal Savings and Loan Association, Fayetteville, North Carolina, from 1962 to November 1999 and served as Home Federal’s President and Chief Executive Officer from 1992 to 1999. He has been a director of the Bank since 1999.

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers who do not serve on the Board of Directors.
	Age at
	December 31,
Name	2008	Title (1)

William L. Wall	62	Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank
J. Randy Woodson	47	Executive Vice President and Chief Operating Officer
Paul S. Jaber	52	Executive Vice President of Mortgage Lending
John F. Nicholson, Jr.	57	Executive Vice President of Credit Administration and Chief Credit Officer
Mary R. Boyd	58	Executive Vice President of Loan Servicing
Sherry L. Correll	54	Executive Vice President of Bank Operations
Kristie W. Hawkins	43	Treasurer and Controller of the Company and the Bank

(1)	All positions are with the Bank unless indicated otherwise.

William L. Wall joined the Bank in 1993 and currently serves as Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank.  Prior to joining the Bank, Mr. Wall served as Senior Vice President, Treasurer and Chief Financial Officer of Pioneer Savings Bank in Rocky Mount, North Carolina.

J. Randy Woodson joined the Bank in 2008 and currently serves as Executive Vice President and Chief Operating Officer.  Prior to joining the Bank, Mr. Woodson was employed with Crestar Bank from 1984 to 1998 in various commercial loan capacities.  Mr. Woodson joined Valley Bank of Roanoke, Virginia in 1998 as Senior Loan Officer and served as Chief Lending Officer from 2000 to 2005 and most recently served with Valley Bank as Executive Vice President and Chief Operating Officer from 2005 to 2007.

Paul S. Jaber joined the Bank in 2002 and currently serves as Executive Vice President of Mortgage Operations.  Prior to joining the Bank, Mr. Jaber served as Senior Vice President of Mortgage Lending of Triangle Bank in Raleigh, North Carolina from 1999 to 2001, and as Senior Vice President of Mortgage Lending of United Federal Savings Bank of Rocky Mount, North Carolina from 1979 to 1999.

John F. Nicholson, Jr., joined the Bank in 2006 as Senior Vice President and Credit Risk Manager and became Executive Vice President and Chief Credit Officer in 2008.  Prior to joining the Bank, Mr. Nicholson served as a Senior Business Intermediary from 2001 to 2006 with C. J. Harris & Company. Prior to that, Mr. Nicholson had twenty three years banking experience in various credit administration capacities with Wachovia Bank and United Carolina Bank. Most recently he served as Senior Vice President and Senior Credit Administrator with United Carolina Bank in Raleigh, North Carolina.

Mary R. Boyd joined  the Bank in 1983 and currently serves as Executive Vice President of Loan Servicing.

Sherry L. Correll joined the Bank in 1985 and currently serves as Executive Vice President of Bank Operations.  Prior to 2008, she served as Executive Vice President of Deposit Operations.

Kristie W. Hawkins joined the Bank in 1982.  Prior to her current position of Controller and Treasurer, she served as the Bank’s Assistant Treasurer and Assistant Secretary as well as accounting department supervisor.

Committees of the Board of Directors

The Board meets monthly and may have additional special meetings.  During the year ended December 31, 2008, the Board met 12 times.  No director attended fewer than 75% in the aggregate of the total number of Company Board of Directors meetings held during the year ended December 31, 2008 and the total number of meetings held by committees on which he served during such fiscal year.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee consists of Directors Parker, Reaves and Singleton, who currently serves as Chairperson. The members of the Audit Committee are “independent,” as “independent” is defined in Rule 4200(a)(15) of the National Association of Securities Dealers (“NASD”) listing standards. The function of the Audit Committee is to examine and approve the audit report prepared by the independent auditors of the Company, to select the independent auditors to be engaged by the Company and to review and approve audit policies. The Company’s Board of Directors has determined that one member of the Audit Committee, H.D. Reaves, Jr., qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission. Director Reaves is “independent,” as such term is defined in Rule 4200(a)(15) of the NASD listing standards. The Board has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available on the Company’s Internet website located at www.firstsouthnc.com. The Audit Committee met 5 times during the year ended December 31, 2008.

The Board’s Executive Committee consists of Directors Gibbs, Howdy, Vann and Holscher, who currently serves as Chairperson.  The Executive Committee is authorized, between meetings of the Board, to perform all duties and exercise all authority of the Board, except those duties and authorities delegated to other committees of the Board, and its primary function is to consider matters that require immediate attention. The Executive Committee met 11 times during the year ended December 31, 2008.

The Board has a Nominating Committee currently consisting of Directors Parker, Singleton and Gibbs, who currently serves as Chairperson. The Nominating Committee nominates persons for election as directors at the Company’s Annual Meeting. The members of the Nominating Committee are “independent directors” as defined in NASDAQ listing standards. The Board has adopted a Charter for the Nominating Committee.  The Nominating Committee Charter is available on the Company’s Internet website located at www.firstsouthnc.com. The Nominating Committee met once during the year ended December 31, 2008.

In its deliberations, the Nominating Committee considers the candidate’s personal and professional integrity, knowledge of the banking business and involvement in community, business and civic affairs, and also considers whether the candidate would provide for adequate representation of the Bank’s market area. Any nominee for director made by the Nominating Committee must be highly qualified with regard to some or all the attributes listed in the preceding sentence. In searching for qualified director candidates to fill vacancies, the Nominating Committee solicits the Company’s then current directors for the names of potential qualified candidates. Moreover, the Nominating Committee may ask the Company’s directors to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee would then consider the potential pool of director candidates, select the top candidate based on the candidates’ qualifications and the Board’s needs, and conduct a thorough investigation of the proposed candidate’s background to ensure there is no past history that would cause the candidate not to be qualified to serve as a director of the Company. The Nominating Committee will consider director candidates recommended by stockholders. Any stockholder wishing to recommend a candidate for consideration by the Nominating Committee as a possible director nominee for election at an upcoming annual meeting of stockholders must provide written notice to the Nominating Committee of such stockholder’s recommendation of a director nominee no later than December 31 of the year preceding the annual meeting of stockholders. Notice should be provided to: Corporate Secretary, First South Bancorp, Inc., 1311 Carolina Avenue, Washington, North Carolina 27889. In the event a stockholder has submitted a proposed nominee, the Nominating Committee would consider the proposed nominee, along with any other proposed nominees recommended by individual directors, in the same manner in which the Nominating Committee would evaluate nominees for director recommended by directors.

The Board has a Compensation Committee currently consisting of Directors Gibbs, Holscher and Howdy. The Compensation Committee develops the broad outline of the compensation program and monitors the success of the program in achieving the objectives of the Company’s compensation philosophy. The Compensation Committee is also responsible for the administration of all compensation programs and policies, including the administration of both cash and stock-based incentive programs.

The Compensation Committee operates under a written charter that establishes the Compensation Committee’s responsibilities. The Compensation Committee and the Board of Directors review the Charter periodically to ensure that the scope of the Charter is consistent with the Compensation Committee’s expected role. Under the Charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter vests in the Compensation Committee principal responsibility for determining the compensation of the Chief Executive Officer based on the Compensation Committee’s evaluation of his performance. The Charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities. The Compensation Committee Charter is available on the Company’s Internet website located at www.firstsouthnc.com.  The Compensation Committee met three times during the year ended December 31, 2008, including one executive session attended by Committee members only.

Board Policies Regarding Communications with the Board of Directors and Attendance at Annual Meetings

The Board maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the Board of Directors should send any communication to William L. Wall, Secretary, First South Bancorp, Inc., 1311 Carolina Avenue, Washington, North Carolina 27889. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. Mr. Wall will forward such communication to the full Board or to any individual director or directors to whom the communication is directed unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case he has the authority to discard the communication or take other appropriate action regarding the communication.

The Company’s policy is to strongly encourage Board member attendance at annual meetings of stockholders.  All seven of the Company’s directors attended the Company’s 2008 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers and directors and all persons who own more than 10% of the Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed.  Based solely on the Company’s review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 2008 all Reporting Persons have complied with these reporting requirements.

Code of Ethics

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the Company’s compensation philosophy, policies and practices with respect to the chief executive officer, chief financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the “named executive officers.”

The Objectives of the Executive Compensation Program

The Company’s compensation philosophy for named executive officers is founded upon the premise that its success depends, in a large part on the dedication, commitment and performance of the individuals placed in key management positions to drive the overall performance of the Company.  In order to attract and retain executives with the ability and the experience necessary to lead and deliver strong performance to its shareholders, the Company strives to provide a total compensation package that is competitive with its peers.

Elements Used to Implement Our Compensation Objectives

The following compensation elements are combined for each named executive officer in a manner to optimize the executive’s contribution to the Company:
•	Base Salary
•	Short-term Bonus Plan
•	Long-term Equity Incentive Plan
•	Supplemental Income Agreements
•	Employment and Change-in-Control Protective Agreements

Base Salary.  The Base Salary program is designed to provide a competitive base salary to management and employees.  The salary levels of all employees, including executive officers, are set to reflect the duties and levels of responsibilities inherent in the position and the competitive conditions in the banking business in our market area. Comparative salaries paid by peer financial institutions are considered in establishing the salary for a given position. The Compensation Committee utilizes surveys prepared by trade groups and other independent sources of salaries paid to executive officers of other bank holding companies, non-diversified banks and other financial institutions similar in size, market capitalization and other characteristics. Base salaries for executive officers are reviewed annually by the Compensation Committee, taking into account the competitive level of pay as reflected in the surveys consulted. See “–Peer Group Analysis”.  In setting base salaries, the Compensation Committee also considers a number of factors relating to the particular executives, including individual performance, job responsibilities, level of experience, ability and knowledge of the position and complexity of the Company’s operations. These factors are considered subjectively and none of the factors are accorded a specific weight. See “Executive Compensation – Summary Compensation Table” for salaries paid to named executive officers in 2008.

Short-Term Bonus Plan.  The short-term bonus program is a cash-based plan that is designed to reward the attainment of annual company-wide financial objectives at specified levels and individual performance relative to the specific tasks an officer is expected to accomplish during the year. The Compensation Committee, in connection with its annual performance review of the named executive officers, considers making discretionary bonus awards under this program. See “Executive Compensation – Summary Compensation Table” for the bonuses paid to named executive officers in 2008.

Long-Term Equity Incentive Compensation Program.  The long-term incentive compensation plan is based on the granting of stock options to the named executive officers. The Compensation Committee believes that stock options help retain high level executives and ties the compensation of those executives to the creation of long-term value for our stockholders. By increasing the equity holdings of the management team, they are provided with a continuing stake in the Company’s long-term success. The Compensation Committee believes that stock options are an important element of the overall compensation philosophy, as they provide named executive officers with incentives linked to the performance of our common stock. The amount and terms of our stock option grants are based on a number of factors including awards made to those holding comparable positions in our peer group, tax and accounting treatment of stock options and the performance of the executive receiving a stock option grant. See “Executive Compensation – Grants of Plan Based Awards” for a list of the stock option grants made to our named executive officers in 2008.

Supplemental Income Agreements.  The Company has entered into supplemental income agreements with the chief executive officer and the chief financial officer to provide these executives with supplemental retirement benefits.  These arrangements are typical amongst our peers and are utilized as a retention tool. See “Executive Compensation—Pension Benefits” for a detailed description of the supplemental income agreements.

Employment and Change-in-Control Protective Agreements.  The Compensation Committee recognizes that an important consideration in its ability to attract and retain key personnel is the ability to minimize the impact on management of the possible disruption associated with our analysis of strategic opportunities. Accordingly, the Compensation Committee believes that it is in the Company’s best interests to provide key personnel with reasonable financial arrangements in the event of termination of employment following a change in control or involuntary termination of employment for reasons other than cause.  Therefore, we currently maintain an employment agreement with the chief executive officer and change-in-control protective agreements with the other named executive officers, except for Mr. Nicholson. See “Executive Compensation—Potential Post-Termination and Change in Control Benefits” for a discussion of these benefits and estimated payments under the agreements.

Role of Compensation Committee

The Compensation Committee is responsible for establishing and administering policies governing the compensation for named executive officers. The Compensation Committee operates under a written charter that establishes the Committee’s responsibilities. The Committee and the Board of Directors review the charter annually to ensure the scope of the charter is consistent with the Committee’s expected role.

The Compensation Committee meets outside the presence of all executive officers, including the named executive officers, to consider appropriate compensation for the chief executive officer. The Compensation Committee analyzes the chief executive officer’s performance annually and determines his base salary, annual performance bonus payments and any stock option grants based on its assessment of his performance. The Committee also takes into consideration the recommendations of the chief executive officer when determining the payments to be made to our other named executive officers under our discretionary bonus plan and stock option plan.

During 2008, the Compensation Committee met three times, including one executive session attended by Committee members only.  The members of the Compensation Committee are: Linley H. Gibbs, Jr., Frederick N. Holscher and Frederick H. Howdy.

Role of Management

The chief executive officer reviews each other named executive officer's performance annually, and based upon guidelines established by the Compensation Committee, determines the appropriate base salary for each named executive officer. The chief executive officer also makes recommendations to the Compensation Committee with respect to annual discretionary bonus payments and the grants of stock-based compensation awards for each named executive officer, excluding himself.

Peer Group Analysis

The Compensation Committee benchmarks base salary and target incentive levels and practices, as well as the Company’s performance results primarily in relation to a peer group analysis.  As a participant in the annual compensation survey conducted by the North Carolina Bankers Association, the Committee utilizes the survey data gathered by the North Carolina Bankers Association to establish our peer group.  The institutions that participate in the North Carolina Bankers Association survey are the same institutions that we compete with for executive talent.  The companies in our peer group are reviewed as needed in order to add or remove companies to ensure that our peer group comparisons are meaningful.

For each named executive officer, we consider the relevance of the peer group survey data, as well as:
•	The business need for the executive officer's skills;
•	The contributions that the executive officer has made or will make to the Company’s success;
•	The transferability of the executive officer's managerial skills to other potential employers; and
•	The relevance of the executive officer's experience to other potential employers.

Tax and Accounting Considerations

In consultation with the Company’s tax and accounting advisors, the Compensation Committee evaluates the tax and accounting treatment of each compensation program at the time of adoption, and on an annual basis to ensure a complete understanding of the financial impact of each program. The analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of the review, the Committee considers modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.

Retirement Benefits; Employee Welfare Benefits

The Bank has a defined contribution 401(k) plan for eligible employees. The plan is intended to provide employees increased retirement security on a tax advantaged basis. The Bank matches 100% of employee contributions, with a maximum matching contribution of up to 5% of the employee’s salary. The Bank’s contribution vests over a 6-year graded vesting schedule. In addition to the 401(k) Plan, employees are provided with coverage under medical, life insurance and disability plans on terms consistent with industry practice. Other coverage such as dental, cancer, and intensive care insurance is available to employees on a voluntary basis. Employees are provided with access to a flexible spending plan to pay their share of the cost of such coverage on a pre-tax basis.

Perquisites

The named executive officers are provided perquisites that further their ability to promote the Company’s business interests in our markets and to reflect competitive practices for similarly-situated officers employed by our peers. These perquisites are reviewed periodically and adjustments to them are made as necessary.

Stock Compensation Grant and Award Practices

The Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis, typically in conjunction with the annual performance reviews of the named executive officers. However, grants or awards may be made at other times during the year based on specific circumstances such as a new hire, a specific contractual commitment or a change in position or responsibility. The Committee considers the recommendations of our chief executive officer and our other named executive officers with respect to awards contemplated for their subordinates. The Compensation Committee recommends stock option grants to the Board of Directors. The Board then approves the Committee’s recommendations and the option grants are normally effective as of the specific day of the month on which the grants were approved by the Board.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or the stock option exercise prices. Similarly, the Company has never timed the release of material nonpublic information with the purpose or intent to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.

The exercise price for stock option grants is based solely by reference to the applicable provisions of our stock based compensation plans. Under the current equity incentive plan,  the exercise price of a stock option is equal to the closing sales price of the Company’s common stock on the NASDAQ Global Select Market as of the effective date of the stock option grant.

Stock Ownership Requirements

The Company has not adopted formal stock ownership requirements for the named executive officers and members of the Board of Directors. As a practical matter, the named executive officers and directors hold significant interests in the Company’s common stock, which they have accumulated through individual purchases and participation in stock compensation programs. See the “Voting Securities and Security Ownership” section in this Proxy Statement.

Compensation for the Named Executive Officers in 2008

Chief Executive Officer Compensation.  In determining Mr. Vann’s compensation, the Compensation Committee conducted a performance appraisal that reviewed Mr. Vann’s financial, strategic and operational achievements.  In its review, the Committee considered Mr. Vann’s personal leadership and accomplishments, in connection with the Company’s overall performance and success in meeting strategic objectives.  These factors were considered in conjunction with the Company’s financial results in relation to the established Business Plan, and achieving certain annual performance goals, including, but not limited to satisfactory results of regulatory examinations, Sarbanes-Oxley internal control compliance and independent audits.

The Compensation Committee’s assessment of Mr. Vann’s overall performance during 2008 concluded that he achieved all defined strategic and operational objectives.  The Committee believes Mr. Vann’s compensation is consistent with its objective to reward, align, motivate and challenge Mr. Vann to continue to lead the Company successfully; however, Mr. Vann voluntarily declined to accept a 2008 bonus, and requested that his 2009 base salary remain the same as his 2008 salary base. See “Executive Compensation—Employment Agreements” for Mr. Vann’s current base salary.

Compensation for Named Executive Officers.  In determining compensation for Messrs. Wall, Woodson, Jaber and Nicholson, the Compensation Committee reviewed the 2008 performance appraisals presented by the chief executive officer and the salary and bonus recommendations.  In December 2008, the Compensation Committee accepted the recommendations as presented. Mr. Nicholson’s 2009 base salary was increased by 3.92% to $132,500, effective January 1, 2009. The 2009 base salaries for Messrs. Wall, Woodson, and Jaber will remain the same as their 2008 base salaries. The Board of Directors awarded Messrs. Wall, Woodson, Jaber and Nicholson a 2008 cash bonus of $12,000, $25,000, $8,500 and $18,000, respectively. The Board of Directors also renewed each of the change in control protective agreements for Messrs. Wall, Woodson, and Jaber for an additional year. In terms of equity incentive compensation, the Compensation Committee rewarded Messrs. Woodson and Nicholson for achieving certain job-related goals by granting stock options to each of these executives.  See “Executive Compensation—Grants of Plan-Based Awards” for information on these grants.  The Compensation Committee believes that the compensation for other named executive officers is consistent with its compensation objectives.

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer or principal financial officer of the Company, the other most highly compensated executive officers of the Company who received total compensation of $100,000 or more during the year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation (2)(3) ($)	Total ($)

Thomas A. Vann	2008	$465,000	$–	$–		$116,089	$52,093	$633,182
President and Chief Executive Officer	2007	465,000	290,000	–		106,729	52,081	913,810
of the Company and the Bank	2006	415,000	260,000	–		90,777	48,603	814,380

William L. Wall	2008	135,000	12,000	6,859	(4)	10,051	7,926	171,836
Executive Vice President-Chief	2007	125,000	22,000	3,483		9,307	7,926	167,716
Financial Officer and Secretary of the	2006	118,000	20,000	1,742		8,618	7,476	155,836
Company and the Bank

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation (2)(3) ($)	Total ($)

J. Randy Woodson	2008	175,000	25,000	4,864	(5)	–	6,071	210,935
Executive Vice President-Chief	2007	–	–	–		–	–	–
Operating Officer of the Bank	2006	–	–	–		–	–	–

Paul S. Jaber	2008	137,000	8,500	512	(6)	–	4,577	150,589
Executive Vice President-Mortgage	2007	132,000	12,500	1,735		–	7,809	154,044
Operations of the Bank	2006	127,000	15,000	1,735		–	6,124	149,859

John F. Nicholson, Jr.	2008	127,500	18,000	2,343	(7)	–	6,367	154,210
Executive Vice President – Credit	2007	93,500	2,000	–		–	5,314	100,814
Administration and Chief Credit	2006	38,333	750	–		–	819	39,902
Officer of the Bank

Larry W. Mallard (9)	2008	138,831	–	6,261	(8)	–	7,374	152,466
Executive Vice President-Chief	2007	183,750	27,500	23,227		–	11,170	245,647
Operating Officer of the Bank	2006	156,969	24,000	29,327		–	9,660	219,956

(1)
Represents the aggregate change in the present value of the accumulated benefits under the Bank’s deferred compensation arrangements.  See “Executive Compensation – Pension Benefits” and Note 7 to the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the deferred compensation arrangements.

(2)
Executive officers of the Company and the Bank receive indirect compensation in the form of certain perquisites and other personal benefits.  The amount of such benefits received by any named executive officer in fiscal 2008 did not exceed $10,000.

(3)
For all the named executive officers, except Mr. Vann, the amount shown consists of matching contributions under the Bank’s 401(k) Plan and life insurance premiums.  For Mr. Vann, the amount shown for 2008 includes $9,717 in matching contributions under the Bank’s 401(k) Plan, $41,800 in Board of Directors and committee fees and $576 in life insurance premiums.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) in 2008, based upon a fair value of $3.07 and $6.97 for options granted in 2007 and 2006, respectively, using the Black-Scholes option pricing model.  See Note 8 to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the option grants and assumptions.

(5)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) in 2008, based upon a fair value of $2.60 and $2.52, respectively, for options granted in 2008 using the Black-Scholes option pricing model.  See Note 8 to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the option grants and assumptions.

(6)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) in 2008, based upon a fair value of $3.07 for options granted in 2007 using the Black-Scholes option pricing model. See Note 8 to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the option grants and assumptions.

(7)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) in 2008, based upon a fair value of $2.01 for options granted in 2008 using the Black-Scholes option pricing model.  See Note 8 to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the option grants and assumptions.

(8)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) in 2008, based upon a fair value of $4.52 and $7.34, respectively, for options granted in 2006 using the Black-Scholes option pricing model. See Note 8 to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the option grants and assumptions.

(9)	Mr. Mallard resigned on September 4, 2008. Compensation table reflects salary from January 1, 2008 through September 4, 2008.

Grants of Plan-Based Awards

The following table provides information concerning all award grants made to the Company’s named executive officers in the 2008 fiscal year.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (3)
J. Randall Woodson	1/24/08	7,500	(1)	$21.41	$18,900
J. Randall Woodson	9/30/08	5,000	(2)	17.27	13,013
John F. Nicholson, Jr.	5/31/08	6,000	(2)	19.26	12,050

(1)
The options vest at the rate of 20% on each of the first five anniversaries following the date of grant.  The options are forfeited in the event employment is terminated for cause or if an optionee resigns from employment and within 12 months thereafter becomes an employee, consultant, director or 10% or greater stockholder of a company that offers competing products within 50 miles of where any Company, Bank or affiliate is doing business.  Each option has a 10-year term.

(2)
The options vest at the rate of 33 1/3% on each of the first three anniversaries following the date of grant.  The options are forfeited in the event employment is terminated for cause or if an optionee resigns from employment and within 12 months thereafter becomes an employee, consultant, director or 10% or greater stockholder of a company that offers competing products within 50 miles of where any Company, Bank or affiliate is doing business.  Each option has a 10-year term.

(3)
The grant date fair value of each option award in the table is computed in accordance with FAS 123R.  The fair value of each option granted to Messrs. Woodson and Nicholson  during 2008 was $2.52, $2.60 and $2.01, respectively, using the Black-Scholes option pricing model.  See Note 8 of “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008/

Employment Agreement.  The Company and the Bank maintain an employment agreement with Thomas A. Vann, pursuant to which Mr. Vann serves as President of the Bank and President of the Company. The employment agreement provides for a term of thirty-six months. On each anniversary date of the employment agreement, the term of Mr. Vann’s employment is automatically extended for an additional one-year period beyond the then effective expiration date, unless the Company and the Bank or Mr. Vann gives notice not later than 90 days prior to the anniversary date of an intention that the employment agreement not be extended beyond its then current term.  The current annual base salary under Mr. Vann’s employment agreement is $465,000. The employment agreement provides that Mr. Vann’s salary is reviewed at least annually. In addition to base salary, the employment agreement provides for among other things the inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The employment agreement also provides Mr. Vann with certain benefits and payments upon termination of employment. See “—Potential Post-Termination and Change in Control Benefits—Employment Agreement.”

The employment agreement further provides that to the maximum extent permitted under applicable law, during the term of the employment agreement and for a period of six years thereafter, the Company shall indemnify Mr. Vann against and hold him harmless from any costs, liabilities, losses and exposures to the fullest extent and on the most favorable terms and conditions that similar indemnification is offered to any director or officer of the Company or any affiliate thereof. In addition, during the term of the employment agreement and for a period of six years thereafter, the Company shall cause Mr. Vann to be covered by and named as an insured under any policy or contract of insurance obtained by either the Company or the Bank to insure directors and officers against personal liability for acts or omissions in connection with service as an officer or director of the Company or any of its affiliates or service in other capacities at its request. In the event that Mr. Vann prevails over the Company and the Bank, or obtains a written settlement, in a legal dispute as to the employment agreement, he will be reimbursed for his legal and other expenses related to the dispute.

Change-in-Control Protective Agreements.  The Company and the Bank currently maintain change-in-control protective agreements with William L. Wall, J. Randall Woodson and Paul S. Jaber, (individually, the “executive” and collectively, the “executives”). The protective agreements for Messrs. Wall, Woodson and Jaber terminate upon the earlier of (a) 12 months from the effective date of the agreement, or (b) the date on which the executive terminates employment with the Bank, provided that the rights under the protective agreements will continue following termination of employment if the applicable protective agreement was in effect at the date of the change in control. On each anniversary date of the effective date of the protective agreement, the term of the protective agreement may be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the executive has met the required performance standards and that such protective agreement should be extended. The protective agreements provide Messrs. Wall, Woodson and Jaber with certain benefits and payments upon termination of employment in connection with a “change in control” (as defined in the agreements). See “—Potential Post-Termination and Change in Control Benefits – Change in Control Protective Agreements.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
William L. Wall	1,000	–		$32.265	7/31/16
	1,000	4,000	(1)	22.835	12/31/17

J. Randall Woodson	–	7,500	(2)	21.41	1/24/18
	–	5,000	(3)	17.27	9/30/18

Paul S. Jaber	9,000	–		16.311	7/8/12
	750	–		23.657	12/31/15
	250	250	(4)	22.835	12/31/17

John F. Nicholson, Jr.	–	6,000	(5)	19.26	5/31/18

(1)	2,000 options each vest on December 31, 2009 and 2010, respectively.
(2)	1,500 options each vest on January 24, 2009, 2010, 2011, 2012 and 2013, respectively.
(3)	1,667 options each vest on September 30, 2009 and 2010, respectively, and 1,666 options vest on September 30, 2011.
(4)	250 options vest on December 31, 2009.
(5)	2,000 options each vest on May 31, 2009, 2010 and 2011, respectively.

Stock Option Exercises

The following table provides information concerning stock option exercises for each named executive officer, on an aggregate basis, during 2008.

	Option Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise (1) ($)
William L. Wall	6,750	$101,810

(1)
Calculated based on the product of: (a) the number of shares acquired on exercise, and (b) the difference between the market price of the underlying Common Stock on the exercise date, determined based on the closing sale price on the exercise date, and the exercise price of the options.

Pension Benefits

The following table provides information with respect to each plan that provides for payments or benefits in connection with the retirement of a named executive officer.  No payments were made during 2008.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)
Thomas A. Vann	Supplemental Income Agreement	19	$130,301
	Supplemental Income Plan Agreement	14	618,387
	Directors Deferred Compensation Plan Agreement	14	264,366
	Directors Deferred Retirement Plan Agreement	14	74,712
	Directors Retirement Payment Agreement	24	343,773

William L. Wall	Supplemental Income Plan Agreement	13	135,695

(1)
The accumulated benefits under the Bank’s deferred compensation arrangements are calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using an 8.00% discount rate.

Supplemental Income Agreement.  The Bank maintains a supplemental income agreement for Mr. Vann for the purpose of providing him with a fixed retirement benefit over a specified term. See “–Potential Post-Termination and Change in Control Benefits – Supplemental Income Agreement” for a discussion of the benefits provided under the supplemental income agreement.

Supplemental Income Plan Agreement.  The Bank maintains supplemental income plan agreements for Messrs. Vann and Wall for the purpose of providing these executives with a fixed retirement benefit over a specified term.  See “– Potential Post Termination and Change in Control Benefits – Supplemental Income Plan Agreements” for a discussion of the benefits provided under the supplemental income plan agreements.

Directors Deferred Compensation Plan Agreements.  The Bank maintains directors’ deferred compensation plan agreements for the benefit of Mr. Vann and certain other directors.  The plan agreements provide each director with a fixed retirement benefit over a specified term. See “Director Compensation– Directors’ Deferred Compensation Plan Agreements” for a discussion of the benefits provided under the directors’ deferred compensation plan agreements.

Directors Deferred Retirement Plan Agreements. The Bank maintains directors’ deferred retirement plan agreements for the benefit of Mr. Vann and certain other directors. The plan agreements provide each director with a fixed retirement benefit over a specified term. See “Director Compensation—Directors’ Deferred Retirement Plan Agreements” for a discussion of the benefits provided under the directors’ deferred retirement plan agreements.

Directors’ Retirement Payment Agreements.  The Bank maintains directors’ retirement payment agreements for the benefit of Mr. Vann and certain other directors.  The retirement payment agreements provide each director with a fixed retirement benefit for a specified term. See “Director Compensation—Directors’ Retirement Payment Agreements” for a discussion of the benefits provided under the directors’ retirement payment agreements.

Potential Post-Termination and Change in Control Benefits

As described under our “Compensation Discussion and Analysis,” we maintain certain arrangements with our named executive officers that provide for termination and change in control benefits. The information below describes and quantifies certain compensation that would become payable under our existing plans and arrangements if a named executive officer’s employment had terminated in connection with a change in control on December 31, 2008, given the named executive officer’s compensation levels and, if applicable, based on our stock price as of that date. These benefits are in addition to benefits generally made available to our salaried employees, such as accrued vacation and distributions from our tax-qualified plans.

Employment Agreement.  Under our employment agreement with Mr. Vann, if the Company or the Bank terminates Mr. Vann’s employment without Just Cause (as defined in the employment agreement), or if Mr. Vann terminates his employment for “Good Reason,” (as defined in the employment agreement) Mr. Vann will be entitled to a payment equal to his remaining base salary due under the agreement plus an additional 12 month’s salary. The employment agreement further provides that upon Mr. Vann’s termination of employment for any reason other than Just Cause, he and his spouse shall continue to participate in the Bank’s group health insurance program for the remainder of their respective lives. The Bank will, subject to provisions of the employment agreement covering termination without Just Cause or for Good Reason and termination in connection with a change in control, fund the cost of such continuation coverage on the same terms as the Bank funded the cost of coverage for Mr. Vann and his spouse immediately prior to his termination of employment (i.e., Mr. Vann will pay the same dollar amount toward the premium costs as he paid immediately prior to his termination of employment), and the Bank will fund the balance of such costs. If, for any reason, Mr. Vann or his spouse cannot be continued under the Bank’s group health insurance program, the Bank will reimburse Mr. Vann or his spouse for the cost of any substitute coverage obtained by Mr. Vann or his spouse that provides substantially similar benefits. Such reimbursement will be in an amount determined by reference to the dollar amount paid by Mr. Vann immediately prior to his termination of employment, with the remaining amount paid by the Bank.

The employment agreement also provides Mr. Vann (or his beneficiary) with benefits in the event he becomes disabled or dies while the agreement is in effect. If Mr. Vann becomes disabled and is unable to work due to his Disability (as defined in the employment agreement), Mr. Vann will be entitled to a continuation of his salary and benefits for any period during the term of the agreement and prior to the establishment of his Disability during which he is unable to work, or any period of Disability which is prior to his termination of employment, provided that any benefits paid under the Bank’s long-term disability plan will continue as provided under the plan. In the event of Mr. Vann’s death during the term of the employment agreement, his estate (or beneficiary) will be entitled to receive his base salary in effect at the time of his death through the last day of the calendar month in which he died. In the event Mr. Vann voluntarily terminates his employment or he is terminated for Just Cause, he is entitled to receive only his compensation, vested rights and benefits up to the date of termination of employment.

The employment agreement also provides for a change in control severance benefit in the event (i) Mr. Vann voluntarily terminates employment for any reason within the 180-day period beginning on the date of a “change in control,” (as defined in the employment agreement), (ii) Mr. Vann voluntarily terminates employment within 90 days of an event that both occurs during the protected period, which begins on the date six months before a change in control and ends on the later of the second annual anniversary of the effective date of a change in control or the expiration date of the employment agreement, including any renewal terms and constitutes Good Reason (as defined on the employment agreement), or (iii) the Company or Bank or their successor(s) in interest terminate Mr. Vann’s employment without his written consent and for any reason other than Just Cause during the protected period. In any such event, Mr. Vann will be entitled to receive the following payments and benefits: (i) a cash severance benefit equal to three times his average annual compensation over the five most recently completed taxable years preceding the effective date of the change in control; (ii) for the first 36 months of Mr. Vann’s (and spouse’s) continued participation in the Bank’s health insurance program which the Bank shall cover the entire cost of such continued participation; and (iii) for a period of 36 months following Mr. Vann’s termination date, the Bank shall continue his coverage under the Bank’s life, disability and other benefits that Mr. Vann participated at his termination date.

Under the terms of the employment agreement, Mr. Vann is also entitled to receive a tax indemnification payment if the payments and benefits under his employment agreement or any other payments trigger liability under the Internal Revenue Code of 1986, as amended (the “Code”), as an excise tax constituting “excess parachute” payments. Under applicable law, the excise tax is triggered by change in control related payments which equal or  exceed three times an executive’s “base amount.” Base amount is defined as the average of an executive’s Box 1 Form W-2 compensation for the five years preceding a change in control. The excise tax equals 20% of the amount of the payment in excess of one time the base amount.  The employment agreement has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the employment agreement are subject to certain restrictions imposed by Section 409A.

Change-in-Control Protective Agreements.  The protective agreements for Messrs. Woodson and Jaber provide the executives with change in control severance benefits in the event that (i) the executives voluntarily terminate employment within 90 days after an event that occurs during the Protected Period (as defined below) and that constitutes “Good Reason,” or (ii) the Bank, the Company or their successors terminate the Executive’s employment during the Protected Period for any reason other than for Just Cause (as defined in the agreements).  Under such circumstances, Messrs. Woodson and Jaber would be entitled to a payment equal to 1.0 times for Mr. Woodson and 1.5 times for Mr. Jaber the executive’s annual base salary in effect six months before the change in control occurred.  In no event, however, can the severance benefit under the protective agreements exceed the difference between (i) the executive’s Section 280G Maximum (i.e., 2.99 times each executive’s base amount), and (ii) the sum of any other parachute payments, that the executive receives on account of the change in control.  The protected period is defined in the protective agreements as the period that begins on the date that is six months before a change in control and ends on the latter of the second anniversary of the change in control or the expiration date of the applicable protective agreement. Under the terms of Mr. Wall’s agreement, he will be entitled to a severance payment equal to 2.0 times his base salary under the same circumstances as Messrs. Woodson and Jaber; however, his payment will not be subject to the 280G Maximum, as his agreement contains a tax indemnification provision.

The protective agreements for Messrs. Woodson and Jaber provide that within ten business days of a change in control, the Bank shall fund a trust in the amount of the severance benefit under the protective agreement, that will be used to pay amounts owed to the executive under the protective agreement. The amount to be paid to Mr. Wall’s severance benefits will be paid within 10 days of the event that triggers payment under his agreement. In the event that an executive prevails over the Company or the Bank in a legal dispute as to his protective agreement, he will be reimbursed for his legal and other expenses related thereto.

In addition, if Mr. Wall’s employment is terminated during the protected period following a change in control for any reason other than Just Cause (as defined in his agreement), Mr. Wall and his spouse will continue to participate in the Bank’s group health insurance program for the remainder of their respective lives. The Bank (or its successor) will fund the cost of such continuation coverage on the same terms as the Bank funded the cost of coverage for the executive and his spouse immediately prior to his termination of employment and the Bank will fund the balance of such costs. If, for any reason, Mr. Wall or his spouse cannot be continued under the Bank’s group health insurance program, the Bank (or its successor) will reimburse Mr. Wall or his spouse for the cost of any substitute coverage obtained by Mr. Wall or his spouse that provides substantially similar benefits.

The protective agreements for Messrs. Jaber and Wall have been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Mr. Woodson’s protective agreement was compliant with Section 409A when issued. Payments and benefits provided under the protective agreements for Messrs. Woodson, Jaber and Wall are subject to certain restrictions imposed by Section 409A.

Supplemental Income Agreement.  The Bank maintains a supplemental income agreement with Thomas A. Vann.  Upon the earlier of Mr. Vann’s (i) attainment of age 65, or (ii) the date of Mr. Vann’s retirement before age 65, but after attaining age 55 and completing at least 10 years of service with the Bank, the Bank shall pay Mr. Vann an amount equal to $31,356 annually for a period of 15 years.

In the event of Mr. Vann’s death after becoming entitled to receive benefits under the supplemental income agreement, but before any payments have been made, his beneficiary shall receive all remaining payments.  In the event of Mr. Vann’s death prior to attaining age 65, the Bank will pay his beneficiary $31,356 annually for 15 years.  In the event of Mr. Vann’s termination of employment by reason other than death, retirement upon attaining age 65, or in the event of early retirement, Mr. Vann (or his beneficiary) shall be entitled to receive, on the earlier of his attainment of age 65 and his death, a percentage of his benefit.  This percentage will be based on Mr. Vann’s full years of service up to the date of his termination, beginning with 0% for less than 20 years of service, and increased in 5% increments (from 50% to 100%) for every year of service thereafter, starting with 50% at 20 years of service up to 100% for 29 years of service. In the event that Mr. Vann’s employment terminates for any reason other than his death, or early retirement prior to the time he is first entitled to receive payments under the agreement, Mr. Vann shall be entitled to receive such percentages of his benefit, as discussed above, when he reaches age 55 or on upon his death, whichever is earlier.  In the event that a termination of protected employment (as defined in the agreements) occurs (i) on or before age 65 or early retirement and (ii) following a “change in control” (as defined in the agreement), then Mr. Vann shall be deemed to have retired as of early retirement date. Said amount would be deposited in a grantor trust within 10 days of the change in control. Mr. Vann is 100% vested in his Supplemental Income Agreement benefit.  The supplemental income agreement has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the supplemental income agreement are subject to certain restrictions imposed by Section 409A.

Supplemental Income Plan Agreements.  The Bank maintains supplemental income plan agreements with Thomas A. Vann and William L. Wall. Pursuant to the terms of the agreement with Mr. Vann, if Mr. Vann retires from employment with the Bank either at or after the age of 65 or at or after age 55 with at least 10 years of service with the Bank, the Bank will pay, in equal monthly installments, a minimum sum of $40,000 per annum for a period of 15 years. This amount will increase by 5% for each full year of service completed by Mr. Vann after January 1, 1994. If Mr. Vann remains employed by the Bank until age 65, he will receive an annual benefit equal to $106,132 which will be payable over 15 years. Mr. Vann is 100% vested in his supplemental income plan agreement benefit. Mr. Vann’s supplemental income plan agreement has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the supplemental income plan agreement are subject to certain restrictions imposed by Section 409A.

Pursuant to the terms of the Agreement with Mr. Wall, if Mr. Wall retires from employment with the Bank either at or after the age of 65 or on such earlier date as the Bank and Mr. Wall may agree, the Bank will pay Mr. Wall a sum of $20,000 per annum for a period of 15 years in equal monthly installments, amounting to total payments of $300,000.  Mr. Wall is 100% vested in his supplemental income plan agreement. Mr. Wall’s supplemental income plan agreement has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the supplemental income plan agreement are subject to certain restrictions imposed by Section 409A.

In the event of Mr. Vann’s or Mr. Wall’s death before age 65 or on their early retirement date, the Bank will make payments to Mr. Vann’s or Mr. Wall’s beneficiaries in the same manner as if he had retired. In the event that Mr. Vann terminates his service for reasons other than (i) his retirement on his early retirement date, (ii) a change in control, (iii) “termination of protected employment” (as defined below), or (iv) his death, and the termination occurs before he is entitled to receive payments, he will be entitled to receive a percentage of his benefit upon his attainment of age 55 or prior to his death. This percentage will be based on full years of service after January 1, 1994, and increased in 10% increments (from 10% to 100%) for every year of service after January 1994, starting with 10% at one year of service up to 100% for 10 years of service. Payments shall be made in equal monthly installments. In the event that, prior to age 65 or his early retirement date, a “termination of protected employment” occurs following a change in control, Mr. Vann shall be deemed to have retired as of his early retirement date, and the early retirement date shall be considered the date of the change in control. “Termination of protected employment” generally refers to Mr. Vann’s termination of employment without just cause, or the employee’s voluntary termination of employment for certain events which have not been consented to in advance by him, including but not limited to a material reduction in base compensation as in effect on the date of a change in control, the failure of the Bank to maintain existing or substantially similar employee benefit plans, the assignment of duties and responsibilities which are other than those normally associated with his position, a material reduction in his authority and responsibility, and the failure to elect or re-elect him to the Board of Directors, if he has served on the Board during the term of the agreement.

In the event that Mr. Wall terminates his service for reasons other than (i) his retirement on his early retirement date, (ii) in connection with the merger of the Bank with or into another business entity or the sale of more than a majority of the Bank’s assets to another entity, or (iii) his death, and the termination occurs before he is entitled to receive payments, he shall be entitled to receive a percentage of his benefit upon his attainment of age 58 or prior death.  This percentage will be based on full years of service after November 1, 1994, and increased in 10% increments (from 10% to 100%) for every year of service after November 1994, starting with 10% at one year of service up to 100% for 10 years of service. Payments shall be made in equal monthly installments. In the event Mr. Wall’s employment with the Bank is terminated for any reason coincident with or within 24 months following a merger of the Bank with or into another business entity or a sale of more than a majority of the Bank’s assets to another entity, then Mr. Wall is deemed to have retired as of his early retirement date and he is entitled to receive payments of $20,000 per year for 15 years, and the early retirement date is deemed to be the date the merger or asset sale was consummated.

Under the terms of both the supplemental income agreements and supplemental income plan agreements, payments will commence no later than the first day of the sixth month following the month in which the executive is entitled to the benefit. In addition, under Mr. Vann’s arrangements, in the event of a change in control, a trust will be established to fund his benefit.

Other Retirement Arrangements.  Mr. Vann also participates in a directors’ deferred compensation plan agreement, a directors’ retirement plan agreement and a director’s deferred payment agreement. For a description of these arrangements, see “Director Compensation.”

Stock Option Agreements. Messrs. Wall, Woodson and Jaber have received option grants under the First South Bancorp, Inc. 1997 Stock Option Plan, as amended (the “1997 Plan”). Messrs. Woodson and Nicholson have received option grants under the First South Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan provides that, in the event of a change in control of the Company or the Bank as defined in the plan, or upon termination due to death, outstanding stock options automatically vest and remain exercisable until the later of two years from the date of death or disability or the expiration date of the stock options. The 2008 Plan provides that, in the event of a change in control of the Company or the Bank as defined in the plan, or upon termination due to death, outstanding stock options automatically vest and remain exercisable until the expiration of the term of the options. Presently, Messrs. Wall and Jaber have vested stock options. Messrs. Wall, Woodson, Jaber and Nicholson also have unvested options outstanding.

Potential Post-Termination Benefits Tables

The amount of compensation payable to each named executive officer upon the occurrence of a termination event is shown below. The amounts shown assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The amounts shown relating to unvested options are based on the fair market value of First South Bancorp common stock on December 31, 2008 of $12.56. The actual amounts to be paid out can only be determined at the time of such executive’s separation from First South Bancorp, Inc. Non-forfeitable, fully vested amounts credited to the accounts of the named executive officers under the Bank’s tax-qualified plans and non-qualified deferred compensation plans and arrangements will be distributed to the named executive officers in accordance with the terms of the respective plans and are not set forth below.

The following table provides the amount of compensation payable to Mr. Vann for each situation listed below:

	Payments Due Upon
Payment and Benefit	Termination For Just Cause	Termination Without Just Cause/For Good Reason		Change in Control With Termination of Employment		Disability		Death		Retirement
Base salary	$-	$1,240,000		$6,376,422		$1,240,000		$-		$-
Additional salary	-	465,000		-		-		-		-
Health and welfare benefits	-	80,857	(1)	82,363	(2)	80,270	(3)	80,270	(3)	80,270	(3)
Section 280G tax gross-up	-	-		2,420,847		-		-		-
Total	$-	$1,785,857		$8,879,632		$1,320,270		$80,270		$80,270

(1)	Based on 32 months of full payment of insurance premiums (employer and employee) and 18 years of payment of only the employer portion based on life expectancy of 80 years.
(2)	Based on 36 months of full payment of insurance premiums (employer and employee portion) and 18 years of payment of only the employer portion based on a life expectancy of 80 years.
(3)	Cost of Mrs. Vann’s health coverage for 21 years assuming a life expectancy of 80 years.

The following table provides the amount of compensation payable to Mr. Wall for each situation listed below:

	Payments Due Upon
Payment and Benefit	Termination For Just Cause	Termination Without Just Cause/For Good Reason	Change in Control With Termination of Employment		Disability		Death		Retirement
Base salary	$-	$-	$270,000		$-		$-		$-
Health and welfare benefits	-	-	68,802	(1)	-		-		-
Value of unvested stock options	-	-	-	(2)	-	(2)	-	(2)	-
Total	$-	$-	$338,802		$-		$-		$-

(1)	Cost of Mr. Wall’s health coverage based on a life expectancy of 80 years.
(2)	At December 31, 2008, there was no value in the unvested stock options since the market value was less than the exercise price of such unvested options.

The following table provides the amount of compensation payable to Mr. Woodson for each situation listed below.

	Payments Due Upon
Payment and Benefit	Termination For Just Cause	Termination Without Just Cause/For Good Reason	Change in Control With Termination of Employment		Disability		Death		Retirement
Base salary	$-	$-	$175,000		$-		$-		$-
Value of unvested stock options	-	-	-	(1)	-	(1)	-	(1)	-
Total	$-	$-	$175,000		$-		$-		$-

(1)	At December 31, 2008, there was no value in the unvested stock options since the market value was less than the exercise price of such unvested options.

The following table provides the amount of compensation payable to Mr. Jaber for each situation listed below.

	Payments Due Upon
Payment and Benefit	Termination For Just Cause	Termination Without Just Cause/For Good Reason	Change in Control With Termination of Employment		Disability		Death		Retirement
Base salary	$-	$-	$205,500		$-		$-		$-
Value of unvested stock options	-	-	-	(1)	-	(1)	-	(1)	-
Total	$-	$-	$205,500		$-		$-		$-

(1)	December 31, 2008, there was no value in the unvested stock options since the market value was less than the exercise price of such unvested options.

Mr. Nicholson does not maintain a Change in Control Protective Agreement with the Company and is not entitled to any benefits (other than those provided under the Bank’s tax-qualified plans) in the event of termination for Just Cause, termination without Just Cause or for Good Reason, termination in connection with a change in control or termination of employment as a result of death, disability or retirement.

Directors’ Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2008 fiscal year.  This table excludes perquisites, which did not exceed $10,000 in the aggregate for each director.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	Total ($)
Linley H. Gibbs, Jr.	$55,400	$4,889	$60,289
Frederick N. Holscher	56,800	40,365	97,165
Frederick H. Howdy	55,000	4,889	59,889
Charles E. Parker, Jr.	47,000	39,707	86,707
H.D. Reaves, Jr.	35,000	14,247	49,247
Marshall T. Singleton	47,400	21,104	68,504

(1)
The accumulated benefits under the Bank’s deferred compensation arrangements are calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using a 8.00% discount rate.

Fees.  Through December 31, 2008, each member of the Bank’s Board of Directors received a fee of $2,750 for each regular and special Board meeting attended and $400 for each Board committee meeting attended. No fees are paid for attendance at meetings of the Company’s Board. Directors also participate in certain benefit plans of the Company and the Bank, as described below.

Directors are eligible to receive awards under the Company’s 2008 Equity Incentive Plan. During the year ended December 31, 2008, no awards were made to directors under the 2008 Plan.

Directors’ Deferred Compensation Plan Agreements.  The Bank maintains a directors’ deferred compensation plan agreement with directors Howdy, Gibbs, Parker, Singleton, Holscher and Vann. Pursuant to the terms of the agreements, the participating directors agreed to defer the receipt of their directors’ fees in the amount of $350 per month, beginning on January 1, 1994 and ending on December 29, 1998.  In exchange for the agreement to defer fees, the directors receive certain retirement benefits (described below).  Upon the later to occur of their 65th birthday and January 1, 1999, the Bank shall pay each Director 120 equal monthly payments of the following amounts: Mr. Parker—$1,533; Mr. Singleton—$1,975; Mr. Holscher—$4,088; and Mr. Vann—$4,818.  The total payments to be made under the Agreement to Messrs. Parker, Singleton, Holscher and Vann will be $183,960, $237,000, $490,560 and $578,160, respectively.  During the year ended December 31, 2008 the company accrued $3,785, $8,783, $17,922 and $19,583 for the benefit of Directors Parker, Singleton, Holscher and Vann, respectively, pursuant to agreements with such Directors. In 2008, Messrs. Parker and Singleton received payments under the agreements in the amount of $18,396 and $23,700, respectively.

In the event of a director’s death after becoming entitled to receive a benefit but before all of the payments have been made, the Bank shall make the remaining payments to the director’s beneficiary.  Similarly, in the event of a director’s death while serving as a director but before the qualifying date, the Bank will pay the Deferred Amount per month for 120 months to the director’s beneficiary.  In the event that a director voluntarily resigns after January 1, 1996 but before the qualifying date, then the director will receive a percentage of the monthly benefit.  This percentage varies among the different agreements, but is generally determined by a formula based on the director’s full years of service after January 1, 1994.  The benefits generally vest over a period of five to ten years under the different agreements.  All agreements were fully vested at December 31, 2008.  Under the agreements, if the directors had resigned on December 31, 2008, Messrs. Holscher and Vann would begin to receive 120 monthly payments of $4,088 and $4,818, respectively, commencing in January 2009.  In the event that the director’s service is terminated on or before the qualifying date for a reason other than death or voluntary resignation, then he shall be paid the vested monthly benefit, and the qualifying date shall be deemed to be the date of the director’s termination of service. The deferred compensation plan agreements for Messrs. Holscher and Vann have been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the deferred compensation plan agreements for Messrs. Holscher and Vann are subject to certain restrictions imposed by Section 409A.

Directors’ Deferred Retirement Plan Agreements.  The Bank maintains a directors’ deferred retirement plan agreement with directors Howdy, Parker, Singleton, Holscher, Gibbs and Vann.  Under the terms of the retirement plan agreement, the Bank will pay a director (or his beneficiary in the event of his death) a monthly amount for a period of 120 months beginning upon the director’s retirement plan qualifying date, which is defined as the later to occur of the director’s 70th birthday or January 1, 1999.  Under the retirement plan agreement, upon attainment of age 70, Messrs. Howdy, Gibbs, Parker, Singleton, Holscher and Vann each would receive 120 monthly payments of $2,000 for a total of $240,000 for each individual.  During the year ended December 31, 2008, the Company accrued $4,889, $4,889, $11,077, $12,321, $5,960 and $5,534 under the retirement plan for the benefit of directors Howdy, Gibbs, Parker, Singleton, Holscher and Vann, respectively.  In 2008, Messrs. Gibbs, Howdy and Parker each received payments under the agreement in the amount of $24,000.

The benefits under retirement plan agreements generally vest over a period of five to ten years under the different agreements.  All participants became 100% vested in their benefits as of December 31, 2007.  In the event that on or before the retirement plan qualifying date the director’s service is terminated for any reason within 24 months following a change in control, the Bank will pay the director the monthly benefit for a period of 120 months.  The  retirement plan agreements for Messrs. Holscher, Singleton and Vann have been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the retirement plan agreements for Messrs. Holscher, Singleton and Vann are subject to certain restrictions imposed by Section 409A.

Directors’ Deferred Payment Agreements.  The Bank maintains a deferred compensation payment agreement with directors Howdy, Gibbs, Parker, Holscher and Vann.  Under the terms of each payment agreement, the directors deferred receipt of directors fees in an amount equivalent to $291.66 per month over a six-year period.  In addition, Mr. Vann agreed to defer receipt of his director’s fees in the amount of $220.35 per month from September 1, 1995 until December 31, 2005.  In exchange for the agreement to defer receipt of director’s fees, the directors will receive, upon the earlier of the director’s 65th birthday or termination of service as a director for any reason on or after attaining age 55, a certain amount per month for a period of 120 months.  Under the payment agreements, upon the earlier to occur of attainment of age 65 or termination of service after attainment of age 55, Messrs. Parker, Holscher and Vann would receive 120 monthly payments of $2,748, $3,628 and $8,256, respectively.  The total payments to be made under the agreement to Messrs. Parker, Holscher and Vann will be $329,760, $435,360 and $990,720, respectively.  During the year ended December 31, 2008, the Company accrued $9,348, $16,483 and $31,252 under the payment agreements for the benefit of Directors Parker, Holscher and Vann, respectively.

In the event of a director’s death after becoming entitled to receive monthly payments but before all payments have been made, the Bank will pay all remaining amounts to the director’s beneficiary. Similarly, in the event of the director’s death prior to the commencement of his monthly payments, the Bank will pay a monthly amount for 120 months to the director’s beneficiary. In the event that prior to the commencement of the monthly payments a director’s service is terminated for any reason other than death, then the director will be entitled to begin receiving his Payments (beginning on a date to be determined by the Bank, but not later than the first day of the sixth month following the month in which the director’s 55th birthday, or if earlier, death, occurs).  The deferred payment agreements for Messrs. Holscher and Vann have been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code.  Payments and benefits provided under the deferred  payment agreements for Messrs. Holscher and Vann are subject to certain restrictions imposed by Section 409A.

Deferred Compensation Agreement.   In connection with the acquisition of Home Federal Savings & Loan Association (“Home Federal”) in 1999, the Bank assumed the obligations of Home Federal under a deferred compensation agreement with Director Reaves.  Under the terms of this agreement, Mr. Reaves deferred receipt of directors’ fees in the amount of $450 per month over a five-year period.  In exchange for the agreement to defer receipt of these salary payments, Mr. Reaves will receive upon his 65th birthday a payment of $1,615 per month for a period of 120 months.  The total payments to be made under the agreement to Mr. Reaves will be $193,800.  During the year ended December 31, 2008, the Company accrued $14,247 under the agreement for the benefit of Director Reaves.  In 2008, Mr. Reaves received payments under the agreement in the amount of $19,380.

In the event of Mr. Reaves’ death after becoming entitled to receive monthly payments but before all payments have been made, the Bank will pay all remaining amounts to his beneficiary.  Similarly, in the event of Mr. Reaves’ death prior to the commencement of his monthly payments, the Bank will pay a monthly amount for 120 months to his beneficiary.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission.  Based on such reviews and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and Proxy Statement on Schedule 14A for the year ended December 31, 2008.  See “Compensation Discussion and Analysis.”

The Compensation Committee of the Board of Directors
of First South Bancorp, Inc.

Linley H. Gibbs, Jr.
Frederick N. Holscher
Frederick H. Howdy

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors during the year ended December 31, 2008 were Linley H. Gibbs, Jr., Frederick N. Holscher and Frederick H. Howdy.  None of such individuals was an officer or employee of the Company or the Bank during the year ended  December 31, 2008, was formerly an officer of the Company or the Bank or had any relationship involving a transaction with the Company required to be disclosed by the Company under Item 13 of the Company’s Annual Report on Form 10-K.

During the year ended December 31, 2008:

•
No executive officer of the Company or the Bank served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company or the Bank;

•	No executive officer of the Company or the Bank served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company or the Bank; and
•	No executive officer of the Company or the Bank served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company or the Bank.

Additional information required by this item is incorporated herein by reference to Part III, Item 10 above entitled “Directors, Executive Officers and Corporate Governance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 6, 2009, no stockholder known to management owned more than 5% of the Company’s Common Stock.

Security Ownership of Management.  As of April 6, 2009, the beneficial ownership of the Common Stock by each of the Company’s directors, and by directors and executive officers as a group, was as follows:

	Shares of Common Stock
	Beneficially Owned as		Percent of
	of April 6, 2009 (1)		Class (2)

Directors:

Linley H. Gibbs, Jr.	158,794	(3)	1.63%
Frederick N. Holscher	114,915	(4)	1.18
Frederick H. Howdy	174,810 1.80
Charles E. Parker, Jr.	158,480	(5)	1.63
H.D. Reaves, Jr.	1,016	*
Marshall T. Singleton	255,922	(6)	2.63
Thomas A. Vann	444,817	(7)	4.57

All directors and executive officers of the Company as a group (14 persons)	1,610,277	(8)	16.50

*	Amount owned is less than 1% of the Company’s outstanding common stock.

(1)
In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.  Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock.

(2)	Based on a total of 9,738,096 shares of Common Stock outstanding as of April 6, 2009.
(3)	Includes 51,750 shares owned by a family trust.
(4)	Includes 6,832 shares owned by Mr. Holscher’s spouse.
(5)	Includes 225 shares owned by Mr. Parker’s spouse.
(6)	Includes 7,512 shares owned by Mr. Singleton’s spouse.
(7)	Includes 184,770 shares owned by Mr. Vann’s spouse.
(8)	Includes 21,125 shares executive officers as a group have the right to acquire upon the exercise of options exercisable within 60 days of April 6, 2009.

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

Additional information required by this item is incorporated herein by reference to Part III, Item 10 above entitled “Directors, Executive Officers and Corporate Governance.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Bank offers loans to its directors and executive officers.  At December 31, 2008, the Bank’s loans to directors and executive officers totaled $1.4 million, or 1.6% of the Company’s stockholders’ equity at that date.  All loans to the Company’s and the Bank’s directors and executive officers and members of their immediate families and corporations or organizations of which a director or executive officer is an executive officer, partner or 10% owner were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

The Company does not have a comprehensive written policy for the review, approval or ratification of certain transactions with related persons.  However, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer, and any such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, any transaction with a related person must be approved by the Audit Committee.

Additional information required by this item is incorporated herein by reference to Part III, Item 10 above entitled “Directors, Executive Officers and Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

Turlington and Company, L.L.P. (“Turlington”) has served as the Company’s independent auditors to audit the Company’s three most recent fiscal year ends.

The Audit Committee of the Board of Directors has appointed Turlington and Company, L.L.P. to be the Company’s independent registered public accounting firm for the year ending December 31, 2009, subject to ratification by stockholders.

REPORT OF THE AUDIT COMMITTEE

As detailed in the Audit Committee Charter, the role of the Audit Committee of the Board (the “Audit Committee”) is to assist the Board in fulfilling its oversight responsibilities regarding the following:

1.	The review of the Company’s financial statements, including matters relating to its internal controls;

2.	The qualification and independence of the Company’s independent auditors;

3.	The performance of the Company’s internal auditors and the independent auditors; and

4.	The Company’s compliance with legal and regulatory requirements.

Management is responsible for the preparation and presentation of the Company’s financial statements and its overall financial reporting process, and with the assistance of the Company’s internal auditors, for maintaining appropriate internal controls and procedures that provide for compliance with accounting standards and applicable laws.  The independent auditors are responsible for planning and carrying out a proper audit of the Company’s financial statements, expressing an opinion as to their conformity with generally accepted accounting principles and annually auditing management’s assessment of the effectiveness of internal control over financial reporting.  Members of the Audit Committee are not professionally engaged in the practice of auditing and accounting and are not full-time employees of the Company.

In the performance of its oversight function, the Audit Committee, among other things, reviewed and discussed the audited financial statements with management and the independent auditors have confirmed to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles.  The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, Communication with Those Charged with Governance, as currently in effect.  In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communication with the Audit Committee concerning independence, has considered whether the provisions of non-audit services by the independent auditors to the Company is compatible with maintaining the auditor’s independence, and has discussed with the auditors the auditor’s independence.

Based upon the review and discussions in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Audit Committee’s charter, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2008 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Members of the Audit Committee

Marshall T. Singleton, Chairman
Charles E. Parker, Jr.
H. D. Reaves, Jr.

AUDIT AND OTHER FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following information is provided regarding fees billed by the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2008 and 2007.  Audit, audit-related and tax fees were billed by Turlington as follows:

Audit Fees

The aggregate fees billed by Turlington for the audit of the Company’s annual consolidated financial statements, Sarbanes Oxley Act Section 404 attestation services and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $121,100 for the fiscal year ended December 31, 2008 and $115,300 for the fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed by Turlington for audit-related services relating to the employee benefit plan audit were $18,750 for the fiscal year ended December 31, 2008 and $17,850 for the fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by Turlington for tax services for the fiscal years ended December 31, 2008 and 2007 were $18,400 and $17,500, respectively, relating to preparation of federal and state income tax returns and the review of accrued and deferred income taxes.

All Other Fees

No fees were billed by the Company’s independent auditor for services not included above for the fiscal years ended December 31, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

May 11, 2009	By:	/s/ Thomas A. Vann
Thomas A. Vann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann	May 11 , 2009
Thomas A. Vann
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ William L. Wall	May 11 , 2009
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	May 11 , 2009
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	May 11 , 2009
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	May 11 , 2009
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.	May 11 , 2009
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	May 11 , 2009
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.	May 11 , 2009
H. D. Reaves, Jr.
Director