Form 10-Q
period 2009-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2009-08-04
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Number of shares of common stock outstanding as of August 4, 2009: 9,738,096.

CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2009
	(unaudited) and December 31, 2008	3

	Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Six Months Ended
	June 30, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30	December 31
	2009	2008	*
	(unaudited)

Assets

Cash and due from banks	$17,703,357	$20,888,676
Interest-bearing deposits in financial institutions	29,174,687	5,831,683
Investment securities - available for sale	10,464,294	36,563,646
Mortgage-backed securities - available for sale	80,949,144	31,995,157
Mortgage-backed securities - held for investment	647,141	832,221
Loans and leases receivable, net:
Held for sale	13,188,251	5,566,262
Held for investment	692,719,002	739,165,035
Premises and equipment, net	8,713,653	9,049,929
Real estate owned	10,407,831	7,710,560
Federal Home Loan Bank of Atlanta stock, at cost
which approximates market	3,889,500	3,658,600
Accrued interest receivable	3,449,607	3,786,760
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,229,778	1,005,725
Identifiable intangible assets	149,340	165,060
Prepaid expenses and other assets	9,288,003	5,417,231

Total assets	$886,192,164	$875,855,121

Liabilities and Stockholders' Equity

Deposits:
Demand	$225,647,155	$223,365,542
Savings	24,730,520	26,555,881
Large denomination certificates of deposit	232,544,843	207,102,876
Other time	248,088,801	259,402,497
Total deposits	731,011,319	716,426,796
Borrowed money	49,695,484	52,558,492
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	8,466,996	8,738,808
Total liabilities	799,483,799	788,034,096

Common stock, $.01 par value, 25,000,000 shares authorized;
11,254,222 issued; 9,738,096 shares outstanding	97,381	97,381
Additional paid-in capital	35,952,582	35,924,426
Retained earnings, substantially restricted	82,736,253	82,867,095
Treasury stock at cost	(32,247,365)	(32,247,365)
Accumulated other comprehensive income, net	169,514	1,179,488
Total stockholders' equity	86,708,365	87,821,025

Total liabilities and stockholders' equity	$886,192,164	$875,855,121

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$11,564,315	$14,164,079	$23,265,950	$29,342,373
Interest and dividends on investments and deposits	877,624	1,055,050	1,746,709	2,259,890
Total interest income	12,441,939	15,219,129	25,012,659	31,602,263

Interest expense:
Interest on deposits	4,098,542	5,505,117	8,277,479	11,691,704
Interest on borrowings	340,951	395,594	680,751	795,257
Interest on junior subordinated notes	106,870	144,293	217,308	340,954
Total interest expense	4,546,363	6,045,004	9,175,538	12,827,915

Net interest income	7,895,576	9,174,125	15,837,121	18,774,348
Provision for credit losses	1,700,000	1,148,684	3,220,000	1,148,684
Net interest income after provision for credit losses	6,195,576	8,025,441	12,617,121	17,625,664

Non-interest income:
Fees and service charges	1,891,452	2,094,583	3,641,937	3,981,843
Loan servicing fees	164,164	163,322	322,828	326,529
Gain (loss) on sale of real estate, net	5,285	30,987	(74,448)	100,502
Gain on sale of mortgage loans and mortgage-backed securities	430,218	244,608	688,102	474,139
Gain on sale of investment securities	452,344	-	917,866	-
Other income	269,067	287,056	536,768	610,947
Total non-interest income	3,212,530	2,820,556	6,033,053	5,493,960

Non-interest expense:
Compensation and fringe benefits	3,591,503	3,451,365	6,999,175	7,039,170
Federal insurance premiums	540,046	21,430	680,209	43,777
Premises and equipment	455,940	512,714	919,855	1,012,588
Advertising	40,176	28,288	63,017	63,304
Payroll and other taxes	335,373	324,303	687,094	694,563
Data processing	604,654	623,538	1,203,669	1,267,069
Amortization of intangible assets	135,460	126,744	249,330	228,802
Other	810,192	807,810	1,712,910	1,506,428
Total non-interest expense	6,513,344	5,896,192	12,515,259	11,855,701

Income before income taxes	2,894,762	4,949,805	6,134,915	11,263,923

Income taxes	1,134,884	1,938,059	2,370,519	4,351,219

Net income	$1,759,878	$3,011,746	$3,764,396	$6,912,704

Per share data:
Basic earnings per share	$0.18	$0.31	$0.39	$0.71
Diluted earnings per share	$0.18	$0.31	$0.39	$0.70
Dividends per share	$0.20	$0.20	$0.40	$0.40
Weighted average shares-Basic	9,738,096	9,756,519	9,738,096	9,779,465
Weighted average shares-Diluted	9,738,096	9,782,038	9,738,096	9,807,507

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2009
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2008	$97,381	$35,924,426	$82,867,095	$(32,247,365)	$1,179,488	$87,821,025

Net income			3,764,396			3,764,396

Other comprehensive loss, net of taxes					(1,009,974)	(1,009,974)

Exercise of stock options						0

Tax benefit of stock options exercised						0

Shares traded to exercise options						0

Acquisition of treasury shares						0

Stock based compensation		28,156				28,156

Dividends ($0.40 per share)			(3,895,238)			(3,895,238)

Balance, June 30, 2009	$97,381	$35,952,582	$82,736,253	$(32,247,365)	$169,514	$86,708,365

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2009	2008

Operating activities:
Net income	$3,764,396	$6,912,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,220,000	1,148,684
Depreciation	428,268	438,488
Amortization of intangibles	249,330	228,802
Accretion of discounts on securities, net	(64,444)	2,563
Loss (gain) on disposal of premises and equipment and real estate owned	73,883	(98,962)
Gain on sale of loans and mortgage-backed securities held for sale	(688,102)	(474,139)
Gain on sale of investment securities available for sale	(917,866)	-
Stock based compensation expense	28,156	24,157
Originations of loans held for sale, net	(73,006,800)	(23,817,412)
Proceeds from sale of loans held for sale	9,830,718	23,406,057
Other operating activities	(2,253,803)	4,522,932
Net cash provided by (used in) operating activities	(59,336,264)	12,293,874
Investing activities:
Proceeds from maturities of investment securities available for sale	10,000,000	8,000,000
Proceeds from sale of investment securities available for sale	20,917,866	-
Proceeds from principal repayments of mortgage-backed
securities available for sale	6,782,625	7,197,241
Proceeds from principal repayments of mortgage-backed securities held for investment	185,080	172,681
Originations of loans held for investment, net of principal repayments	35,075,702	(6,899,407)
Proceeds from disposal of premises and equipment and real estate owned	4,029,626	839,064
Purchase of investment securities	(5,000,000)	-
Purchase of FHLB stock	(230,900)	(448,500)
Purchase of premises and equipment	(92,327)	(339,623)
Net cash provided by investing activities	71,667,672	8,521,456
Financing activities:
Net increase (decrease) in deposit accounts	14,584,523	(17,076,738)
Net increase in FHLB borrowings	-	10,000,000
Purchase of treasury shares	-	(3,024,699)
Proceeds from exercise of stock options, net of tax benefit	-	1,053,117
Cash paid for dividends	(3,895,238)	(3,904,513)
Net change in repurchase agreements	(2,863,008)	2,096,302
Net cash provided by (used in) financing activities	7,826,277	(10,856,531)

Increase in cash and cash equivalents	20,157,685	9,958,799

Cash and cash equivalents, beginning of period	26,720,359	24,029,287

Cash and cash equivalents, end of period	$46,878,044	$33,988,086

Supplemental disclosures:
Real estate acquired in settlement of loans	$8,150,331	$3,163,694
Dividends declared, not paid	$1,947,619	$1,950,619
Exchange of loans for mortgage-backed securities	$56,242,195	$3,399,071

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, none of which were other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) are presented on a consolidated basis with those of First South Bank (the “Bank”). The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the three and six month periods ended June 30, 2009 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For the three and six months ended June 30, 2009 there were no stock options that were antidilutive because the exercise price exceeded the average market price for the Company’s common stock compared to 58,500 that were antidilutive for the three and six months ended June 30, 2008. These stock options have been omitted from the calculation of diluted earnings per share for the  three and six month periods ended June 30, 2008.

Note 3.  Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2008	$11,617,706	$339,995	$11,957,701
Provision for credit losses	3,220,000	-	3,220,000
Reclassification	71,204	(71,204)	-
Loans and leases charged-off	(3,292,871)	-	(3,292,871)
Loans and leases recovered	110,463	-	110,463
Net (charge-offs)/recoveries	$(3,182,408)	$-	$(3,182,408)
Balance at June 30, 2009	$11,726,502	$268,791	$11,995,293

Allowance for Credit Losses Ratios	June 30, 2009	December 31, 2008
Allowances for loan and lease losses/total loans and leases	1.63%	1.53%
Allowance for unfunded loan commitments/unfunded commitments	0.28%	0.29%
Allowance for credit losses/total loans and leases	1.67%	1.58%

Note 4. Comprehensive Income.  The Company applies the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".  Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income").  The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning the Company's other comprehensive income for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended 06/30/09	Three Months Ended 06/30/08	Six Months Ended 06/30/09	Six Months Ended 06/30/08
Net income	$1,759,878	$3,011,746	$3,764,396	$6,912,704
Reclassification of gain on sale of securities	452,344	69,111	917,866	69,111
Gains (losses) unrealized, net of income taxes	(1,359,030)	(1,011,049)	(1,927,840)	(247,967)
Other comprehensive income (loss)	(906,686)	(941,938)	(1,009,974)	(178,856)
Comprehensive income	$853,192	$2,069,808	$2,754,422	$6,733,848

Note 5.  Stock-Based Compensation.  At June 30, 2009, the Company had two stock-based compensation plans.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”).  The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan.  At June 30, 2009, the 1997 Plan had 159,920 granted unexercised shares.  At June 30, 2009, the 2008 Plan includes 29,000 granted unexercised shares and 929,000 shares available to be granted. During the three and six months ended June 30, 2009, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year  to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The compensation cost recorded under SFAS No. 123(R) that has been charged against income for these plans was $17,388 and $28,157 for the three and six months ended June 30, 2009, and $9,065 and $24,157 for the three and six months ended June 30, 2008.   As of June 30, 2009, total unrecognized compensation cost on granted unexercised shares was $146,347. That cost is expected to be recognized the next 3.5 years.

No income tax benefits were recognized from the exercise of stock options in the three and six months ended June 30, 2009, compared to $1,923 and $452,317 recognized in the three and six months ended June 30, 2008.

The average fair value of options granted during the three and six months ended June 30, 2009 was $4.06 and $3.55, compared to $2.01 and $2.30 during the three and six months ended June 30, 2008.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2009 and 2008:

	Three Months Ended 06/30/09	Three Months Ended 06/30/08	Six Months Ended 06/30/09	Six Months Ended 06/30/08
Dividend growth rate	5.3%	11.8%	5.3%	11.8%
Expected volatility	37.0%	23.3%	36.1%	22.8%
Average risk-free interest rate	3.2%	3.7%	2.5%	3.3%
Expected lives - years	6	6	6	6

A summary of option activity under the Plan as of June 30, 2009 and 2008, and changes during the three and six month periods ended June 30, 2009 and 2008, is presented below:

Period Ended June 30, 2009:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Granted	3,000	$10.71
Forfeited	0	$0.00
Exercised	0	$0.00
Outstanding at June 30, 2009	188,920	$16.71	$(1,150,746)
Vested and Exercisable at June 30, 2009	135,845	$16.14	$(616,806)

Period Ended June 30, 2008:
Outstanding at December 31, 2007	255,919	$13.90
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Exercised	(80,749)	$5.41
Outstanding at March 31, 2008	184,170	$17.72	$(880,823)
Granted	6,000	$19.26
Forfeited	(1,500)	$29.28
Exercised	(9,750)	$16.84
Outstanding at June 30, 2008	178,920	$17.72	$(865,969)
Vested and Exercisable at June 30, 2008	127,020	$15.42	$(323,198)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2009, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.50 – 10.71	58,283	4.30	$8.68	40,283	$8.14
$14.97 – 16.61	36,562	3.58	$16.10	36,562	$16.10
$16.77 – 25.22	76,825	5.35	$20.43	48,200	$20.06
$26.17 – 33.27	17,250	7.63	$28.59	10,800	$28.61
	188,920	4.89	$16.71	135,845	$16.14

A summary of nonvested option shares as of June 30, 2009 and 2008, and changes during the three and six month periods ended June 30, 2009 and 2008, is presented below:

Period Ended June 30, 2009:	Shares	Price
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97
Granted	3,000	$10.71
Forfeited	0	$0.00
Vested	(4,050)	$23.34
Nonvested at June 30, 2009	53,075	$18.17

Period Ended June 30, 2008:
Nonvested at December 31, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10
Granted	6,000	$19.26
Forfeited	0	$0.00
Vested	(12,425)	$20.23
Nonvested at June 30, 2008	51,900	$23.34

The fair value compensation cost recognition provisions of SFAS 123R are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The following table reflects the impact of adopting SFAS 123R by reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended 06/30/09	Three Months Ended 06/30/08	Six Months Ended 06/30/09	Six Months Ended 06/30/08
Reduced net income before income taxes	$17,388	$9,065	$28,157	$24,157
Reduced net income	$17,316	$8,964	$28,085	$23,051
Reduced basic earnings per share	$0.00	$0.00	$0.00	$0.00
Reduced diluted earnings per share	$0.00	$0.00	$0.00	$0.01

Note 6.  Fair Value Hierarchy.  Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets that are carried at value.

Assets measured at fair value on a recurring basis at June 30, 2009 were as follows:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$10,464,294	$-	$10,464,294	$-
Mortgage-backed	80,949,144	-	80,949,144	-
Other real estate owned	10,407,831	-	10,407,831	-
Total	$101,821,269	$-	$101,821,269	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $65,000 were made to other real estate owned during the quarter ended June 30, 2009. No liabilities were measured at fair value on a recurring basis during the quarter ended June 30, 2009.

Net gains (losses) realized and included in earnings for the quarter ended June 30, 2009 and 2008 and six months ending June 30, 2009 and 2008 are reported in other revenues as follows:

	Three Months Ended 06/30/09	Three Months Ended 06/30/08	Six Months Ended 06/30/09	Six Months Ended 06/30/08
Gain (loss) on sale of real estate, net	$5,285	$30,987	$(74,448)	$100,502

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008.  Total assets were $886.2 million at June 30, 2009 compared to $875.9 million at December 31, 2008. Earning assets were $819.1 million at June 30, 2009 compared to $808.6 million at December 31, 2008, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 92.4% of total assets at June 30, 2009 compared to 92.3% at December 31, 2008.

Interest-bearing overnight deposits in financial institutions increased to $29.2 million at June 30, 2009, from $5.8 million at December 31, 2008, reflecting the reinvestment of proceeds from maturities and sales of investment securities.  Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale declined to $10.5 million at June 30, 2009, from $36.6 million at December 31, 2008.   Maturities of investment securities available for sale was $10.0 million for both the three and six months ended June 30, 2009.    The Bank sold $10.5 million and $20.9 million of investment securities available for sale during the three and six months ended June 30, 2009, compared to none sold during the three and six months ended June 30, 2008. The proceeds from investment maturities and sales were reinvested into interest-bearing overnight deposits as discussed above.

Mortgage-backed securities available for sale increased to $80.9 million at June 30, 2009 from $32.0 million at December 31, 2008. The Bank securitizes certain mortgage loans held for sale into mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and to maintain sufficient liquidity levels.  During the three and six months ended June 30, 2009, $34.9 million and $56.2  million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $3.4 million securitized during the both three and six months ended June 30, 2008.

Mortgage-backed securities held for investment were $647,000 at June 30, 2009, compared to $832,000 at December 31, 2008, reflecting scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale decreased in market value by a net of $907,000 at June 30, 2009 from December 31, 2008. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $13.2 million at June 30, 2009 compared to $5.6 million at December 31, 2008.  The Bank also sells certain mortgage loans to support a more balanced sensitivity to future interest rate changes. Proceeds from loan sales were $2.4 million and $9.8 million for the three and six months ended June 30, 2009, compared to $11.2 million and $23.4 million sold during both the three and six months ended June 30, 2008.  Proceeds from loan sales are used to fund liquidity needs of the Bank, including new loan originations, repayment of borrowings, deposit outflows and general operations of the Bank.  Loans serviced for others were $268.3 million at June 30, 2009, compared to $255.5 million at December 31, 2008.

Loans and leases receivable held for investment declined to $692.7 million at June 30, 2009 from $739.2 million at December 31, 2008. During the three and six ended June 30, 2009, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below.  In addition, a portion of the proceeds from principal repayments on loans held for investment are also used to fund the liquidity needs of the Bank.

Non-accrual loans improved to $7.6 million at June 30, 2009, from $10.7 million at December 31, 2008, reflecting management’s efforts of improving the Bank’s credit quality.  Restructured loans were $4.3 million at both June 30, 2009 and December 31, 2008.  The level of non-accrual and restructured loans is attributable to the current recessionary economic environment.  Downward pressure has been placed on the housing and real estate markets, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loans portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned increased to $10.4 million at June 30, 2009 from $7.7 million at the December 31, 2008, reflecting foreclosures of certain real estate properties, net of sales. Other real estate owned consists of residential and commercial properties, developed building lots and a developed residential subdivision.  During the three and six months ended June 30, 2009, the Bank recorded $65,000 and $1.4 million of fair value adjustments to other real estate owned. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Deposits increased to $731.0 million at June 30, 2009, from $716.4 million at December 31, 2008.  Demand accounts (personal and business checking accounts and money market accounts) increased to $225.6 million at June 30, 2009 from $223.4 million at December 31, 2008.  Time deposits increased to $480.6 million at June 30, 2009 from $466.5 million at December 31, 2008.  During the three and six months ended June 30, 2009, the Bank began repricing certain new and maturing time deposits at lower rates, and combined with the growth of lower costing checking accounts, is managing its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements declined to $49.7 million at June 30, 2009 from $52.6 million at December 31, 2008.  FHLB advances were $45.0 million at June 30, 2009 and December 31, 2008, respectively, representing fixed rate advances with original terms ranging from 18 to 36 months at a weighted average cost of 3.01%, which the Bank has used as a long-term tool for managing its cost of funds.  Repurchase agreements (cash management accounts for commercial banking customers) were $4.7 million at June 30, 2009, compared to $7.6 million at December 31, 2008.

Stockholders' equity was $86.7 million at June 30, 2009 and $87.8 million at December 31, 2008.  The equity to assets ratio was 9.8% at June 30, 2009 compared to 10.0% at December 31, 2008, reflecting the net effect of current period earnings, dividend payments, changes in accumulated other comprehensive income and the change in the volume of assets.  See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $170,000 at June 30, 2009 compared to $1.2 million at December 31, 2008, reflecting the change in net market value and mix of the investment portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of June 30, 2009, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 12.9%; Tier 1 Risk-Based Capital – 11.6%; and Tier 1 Leverage Capital – 9.2%.  See "Liquidity and Capital Resources" below for additional information.

On June 25, 2009, the Company declared a cash dividend of $0.20 per share, payable July 23, 2009 to stockholders of record as of July 8, 2009.  This dividend payment represents a 111.1% payout ratio of the basic earnings per share for the quarter ended June 30, 2009, and is the Company's forty-ninth consecutive quarterly cash dividend.

The Company purchased no shares of its common stock during the three and six months ended June 30, 2009.  Common stock may be purchased through both private and open market transactions pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired through a repurchase plan are held as treasury stock, at cost. Treasury shares were 1,516,126 totaling $32.2 million at both June 30, 2009 and December 31, 2008.  Treasury shares are used for general corporate purposes including the exercise of stock options and providing shares for potential future stock splits.

There were no shares issued from the exercise of stock options during the three and six months ended June 30, 2009.

Comparison of Operating Results - Three and Six Months Ended June 30, 2009 and 2008.  Net income for the three and six months ended June 30, 2009 was $1.8 million and $3.8 million, compared to $3.0 million and $6.9 million for the three and six months ended June 30, 2008. Diluted earnings per share were $0.18 and $0.39 per share for the three and six months ended June 30, 2009, compared to $0.31 and $0.70 per share for the three and six months ended June 30, 2008.

The decline in net earnings during the three and six months ended June 30, 2009 results primarily from a $400,000 FDIC insurance charge related to an industry wide mandatory 5 basis point special assessment; the decline in net interest margin (significantly influenced by the Federal Reserve’s prior year 4% rate cuts); changes in the volume of average earning assets between the respective reporting periods; and provisions for credit losses required to replenish net charge-offs and strengthen the allowance for credit losses, while being partially offset by a decline in the cost of funds and an increase in non-interest income.

The Bank continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure in anticipation of future stabilization of the real estate market.  Management believes competition and pricing pressures will continue on both deposits and loans during the remainder of 2009 and into 2010.  The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the Bank if those adjustments are significant.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .8% and .9% for the three and six months ended June 30, 2009, compared to 1.3% and 1.5% for the three and six months ended June 30, 2008.  ROE was 8.0% and 9.1% for the three and six months ended June 30, 2009, compared to 13.7% and 15.8% for the three and six months ended June 30, 2008.  The Company’s efficiency ratio was 58.6% and 57.2% for the three and six months ended June 30, 2009, compared to 49.1% and 48.8% for the three and six months ended June 30, 2008.

Interest Income.  Interest income declined to $12.4 million and $25.0 million for the three and six months ended June 30, 2009, from $15.2 million and $31.6 million for the three and six months ended June 30, 2008. This decline is due primarily to current economic conditions, the decline in interest rates due to the prior year Federal Reserve rate cuts, and a decline in the volume of average interest-earning assets between the respective periods. Average interest-earning assets were $816.2 million and $814.8 million for the three and six months ended June 30, 2009, compared to $851.5 million and $855.8 million for the three and six months ended June 30, 2008, reflecting a slow down in loan origination volume and an increase in other real estate owned.  The yield on average interest-earning assets was 6.1% for both the three and six months ended June 30, 2009, compared to 7.2% and 7.4% for the three and six months ended June 30, 2008.

Interest Expense.  Interest expense on deposits and borrowings declined to $4.5 million and $9.2 million for the three and six months ended June 30, 2009, from $6.0 million and $12.8 million for the three and six months ended June 30, 2008, reflecting a decrease in interest rates between the respective periods and relative changes in the volume of average interest-bearing liabilities.  The effective cost of funds was 2.3% for both the three and six months ended June 30, 2009, compared to 3.0% and 3.1% for the three and six months ended June 30, 2008.  The Company was able to improve its cost of funds by the combination of deposit repricing, and the rollover of time deposits and the repositioning of borrowings within the lower interest rate environment.  Average deposits and borrowings were $784.6 million and $783.5 million for the three and six months ended June 30, 2009, compared to $814.3 million and $818.4 million for the three and six months ended June 30, 2008.

Net Interest Income.  Net interest income declined to $7.9 million and $15.8 million for the three and six months ended June 30, 2009, from to $9.2 million and $18.8 million for the three and six months ended June 30, 2008.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 3.8% for both the three and six months ended June 30, 2009, compared to 4.2% and 4.3% for the three and six months ended June 30, 2008. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 3.9% for both the three and six months ended June 30, 2009, compared to 4.3% and 4.4% for the three and six months ended June 30, 2008. The decline in interest rate spread and net yield on interest-earning assets is a direct result of those same events impacting interest income and interest expense.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $1.7 million and $3.2 million of provisions for credit losses in the three and six months ended June 30, 2009, compared to $1.1 million recorded in both the three and six months ended June 30, 2008.  The provision for credit losses was necessary to replenish net charge offs of $894,000 and $3.2 million recorded in the three and six months ended June 30, 2009, and to strengthen the allowance for credit losses in anticipation of continued economic uncertainty.

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

The allowance for credit losses was $12.0 million at both June 30, 2009 and December 31, 2008. The ratio of allowances for credit losses to net loans and leases was 1.7% at June 30, 2009 and 1.6% December 31, 2008.  See “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies” below for additional information.

Noninterest Income.  Noninterest income increased to $3.2 million and $6.0 million for the three and six months ended June 30, 2009, from $2.8 million and $5.5 million for the three and six months ended June 30, 2008.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.
The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees were $2.1 million and $4.0 million for the three and six months ended June 30, 2009, compared to $2.3 million and $4.3 million for the three and six months ended June 30, 2008.  Fees, service charges earned and insufficient funds fees collected during each period is attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded gains from sales of loans and mortgage-backed securities of $430,000 and $688,000 during the three and six months ended June 30, 2009, compared to $245,000 and $474,000 during the three and six months ended June 30, 2008.  The Bank sells certain fixed-rate residential mortgage loans and mortgage-backed securities to better manage market risk exposure for a more balanced sensitivity to future interest rate changes.  The Bank also recorded $452,000 and $918,000 of gains from the sale of investment securities during the three and six months ended June 30, 2009, compared to no investment security sales in the three and six months ended June 30, 2008.

Noninterest Expense.  Noninterest expenses were $6.5 million and $12.5 million for the three and six months ended June 30, 2009, compared to $5.9 million and $11.9 million for the three and six months ended June 30, 2008.  Compensation is the largest component of noninterest expenses and remained relatively consistent at $3.6 million and $7.0 million for the three and six months ended June 30, 2009, compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2008, reflecting the Bank’s success in managing its human resources cost.

FDIC insurance premiums increased to $540,000 and $680,000 for the three and six months ended June 30, 2009, from $21,000 and $44,000 for the three and six months ended June 30, 2008, reflecting the FDIC’s $400,000 mandatory 5 basis point special assessment at June 30, 2009.  In addition, one-time FDIC insurance assessment credits received under the Federal Deposit Reform Act of 2005 were exhausted in the quarter ended June 30, 2008.

Expenses attributable to the increased volume of other real estate owned were $116,000 and $343,000 in the three and six months ended June 30, 2009, compared to $106,000 and $111,000 in the three and six months ended June 30, 2008.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively flat during the respective periods.

Income Taxes.  Income tax expense was $1.1 million and $2.4 million for the three and six months ended June 30, 2009, compared to $1.9 million and $4.4 million for the three and six months ended June 30, 2008.  The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during each period.  The effective income tax rates were 39.2% and 38.6% respectively for both the three and six months ended June 30, 2009 and 2008.  See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At June 30, 2009, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $152.1 million, compared to $101.7 million at December 31, 2008, representing 20.4% and 13.9% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at June 30, 2009 and December 31, 2008.

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

New Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” This Statement establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This should not result in significant changes in reported subsequent events.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This statement applies to interim or annual financial reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009, with no material impact on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166 (“SFAS No. 166”), “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.” This Statement was issued to improve the information that is provided by a reporting entity in regards to transfers of financial assets and a transferor’s continued involvement, if any. This statement is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is currently evaluating the impact SFAS No. 166 may have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R).” This Statement was issued to improve financial reporting by enterprises involved with variable interest entities.  It requires an enterprise to perform an analysis to determine whether it has a controlling financial interest in a variable interest entity based on its variable interest or interests.  It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This statement is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is currently evaluating the impact SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The FASB Board will not issue any new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, they will issue Accounting Standards Updates. This statement will replace SFAS No. 162 and modifies the GAAP hierarchy into two levels: authoritative and non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact SFAS No. 168 may have on its consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FAS No. 157-4”), “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 to include certain factors that can be used to evaluate whether there has been a significant decrease in the volume and level of activity when compared with normal market activity.  If the reporting entity determines that there has been a significant decrease in volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is needed and significant adjustments may be necessary.  In order to determine if a transaction is orderly, the reporting entity shall not ignore information that is available without undue cost and effort.  A reporting entity is expected to have sufficient information to conclude whether a transaction is orderly when it is a party to the transaction.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS No. 157-4 on June 30, 2009, with no material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FAS No. 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements.  This statement clarifies the factors that should be used to determine whether an other than temporary impairment has occurred and requires a more detailed risk-oriented breakdown of major security types.  This FSP shall be effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS No. 115-2 on June 30, 2009, with no material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FAS No.107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 and APB Opinion No. 28 to require disclosure of fair value of financial instruments whenever a publicly traded company issues summarized financial information for interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS No. 107-1 on June 30, 2009, with no material impact on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111, “Miscellaneous Accounting-Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”).  SAB No. 111 clarifies that the phrase “other than temporary” does not mean “permanent.” This bulletin provides a few examples of factors which indicate that a decline in value of an equity security classified as available for sale is other than temporary and a write down of the carrying value is required. The Company is currently evaluating the impact SAB No. 111 may have on its consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112, “Business Combinations-Miscellaneous Accounting-Interpretations of Accounting Series Releases and Financial Reporting Releases” (“SAB No. 112”).  SAB No. 112 amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to bring existing guidance into conformity with recent FASB pronouncements, SFAS No. 141 “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” The Company is currently evaluating the impact SAB No. 112 may have on its consolidated financial statements.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings.  The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income.  The Company monitors whether material changes in market risk have occurred since December 31, 2008.  The Company does not believe that a material adverse change in market risk exposure has occurred since December 31, 2008.

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits.  This has been a contributing factor to net interest margin compression in the three and six months ended June 30, 2009, which has been significantly influenced by the Federal Reserve’s 4.0% rate cuts since between December 31, 2007 and December 31, 2008. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly.  With the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther. Over the remainder of 2009, the Bank anticipates some improvement in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

Item 4.  Controls and Procedures.  As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded to the best of their knowledge and belief that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded to the best of their knowledge and belief that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended June 30, 2009.

			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

April 2009
Beginning date: April 1	-0-	-0-	-0-	486,905
Ending date: April 30

May 2009
Beginning date: May 1	-0-	-0-	-0-	486,905
Ending date: May 31

June 2009
Beginning date: June 1	-0-	-0-	-0-	486,905
Ending date: June 30

(1)	A total of 486,905 shares of common stock may be purchased pursuant to a stock repurchase program announced on January 26, 2009. This repurchase program will expire on January 25, 2010.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Three proposals were submitted to a vote of stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2009, with the following results:

1.	The election of two directors:

	For	Withheld
Frederick N. Holscher
Number of votes	7,943,707	136,288
Percent of votes cast	98.3%	1.7%

Frederick H. Howdy
Number of votes	7,934,963	145,032
Percent of votes cast	98.2%	1.8%

2. The ratification of appointment of Turlington and Company, LLP as Independent Registered Public Accounting Firm:

	For	Against	Abstain
Number of votes cast	8,067,023	137	12,835
Percent of votes cast	99.8%	.0%	.2%

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: August 4, 2009	Date: August 4, 2009