Form 10-Q
period 2009-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2009-11-04
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Number of shares of common stock outstanding as of November 4, 2009: 9,740,596.

CONTENTS

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30	December 31
	2009	2008	*
	(unaudited)
Assets

Cash and due from banks	$16,426,912	$20,888,676
Interest-bearing deposits in financial institutions	24,882,380	5,831,683
Investment securities - available for sale	5,431,669	36,563,646
Mortgage-backed securities - available for sale	85,677,465	31,995,157
Mortgage-backed securities - held for investment	597,170	832,221
Loans and leases receivable, net:
Held for sale	7,395,152	5,566,262
Held for investment	674,301,261	739,165,035
Premises and equipment, net	8,608,313	9,049,929
Other real estate owned	12,474,026	7,710,560
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,889,500	3,658,600
Accrued interest receivable	3,425,955	3,786,760
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,247,265	1,005,725
Identifiable intangible assets	141,480	165,060
Prepaid expenses and other assets	7,216,243	5,417,231

Total assets	$855,933,367	$875,855,121

Liabilities and Stockholders' Equity

Deposits:
Demand	$220,017,625	$223,365,542
Savings	23,407,287	26,555,881
Large denomination certificates of deposit	236,658,259	207,102,876
Other time	229,768,022	259,402,497
Total deposits	709,851,193	716,426,796
Borrowed money	39,040,146	52,558,492
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	9,451,493	8,738,808
Total liabilities	768,652,832	788,034,096

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,740,596 and 9,738,096 shares outstanding	97,406	97,381
Additional paid-in capital	35,842,550	35,924,426
Retained earnings, substantially restricted	82,549,803	82,867,095
Treasury stock at cost	(32,194,216)	(32,247,365)
Accumulated other comprehensive income, net	984,992	1,179,488
Total stockholders' equity	87,280,535	87,821,025

Total liabilities and stockholders' equity	$855,933,367	$875,855,121

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$11,162,577	$13,379,203	$34,428,527	$42,721,576
Interest and dividends on investments and deposits	1,033,088	1,010,107	2,779,797	3,269,998
Total interest income	12,195,665	14,389,310	37,208,324	45,991,574

Interest expense:
Interest on deposits	3,537,810	4,864,737	11,815,289	16,556,440
Interest on borrowings	293,355	399,500	974,106	1,194,757
Interest on junior subordinated notes	90,658	146,960	307,966	487,915
Total interest expense	3,921,823	5,411,197	13,097,361	18,239,112

Net interest income	8,273,842	8,978,113	24,110,963	27,752,462
Provision for credit losses	1,260,000	1,744,916	4,480,000	2,893,600
Net interest income after provision for credit losses	7,013,842	7,233,197	19,630,963	24,858,862

Non-interest income:
Fees and service charges	1,835,435	1,897,939	5,477,372	5,879,783
Loan servicing fees	173,967	163,967	496,795	490,496
Gain (loss) on sale of other real estate, net	(86,875)	(3,664)	(161,323)	96,837
Gain on sale of mortgage loans	247,189	108,316	935,291	512,544
Gain on sale of mortgage-backed securities	-	27,626	-	97,537
Gain on sale of investment securities	-	-	917,866	-
Other income	231,313	246,401	768,081	857,348
Total non-interest income	2,401,029	2,440,585	8,434,082	7,934,545

Non-interest expense:
Compensation and fringe benefits	3,524,025	3,401,733	10,523,200	10,440,902
Federal insurance premiums	274,908	109,413	955,117	153,190
Premises and equipment	451,967	500,037	1,371,822	1,512,625
Advertising	37,155	23,637	100,171	86,941
Payroll and other taxes	330,426	276,201	1,017,520	970,764
Data processing	625,837	686,707	1,829,505	1,953,777
Amortization of intangible assets	122,003	103,108	371,334	331,910
Other	1,164,154	1,221,041	2,877,064	2,727,470
Total non-interest expense	6,530,475	6,321,877	19,045,733	18,177,579

Income before income taxes	2,884,396	3,351,905	9,019,312	14,615,828

Income taxes	1,122,727	1,296,251	3,493,246	5,647,470

Net income	$1,761,669	$2,055,654	$5,526,066	$8,968,358

Per share data:
Basic earnings per share	$0.18	$0.21	$0.57	$0.93
Diluted earnings per share	$0.18	$0.21	$0.57	$0.93
Dividends per share	$0.20	$0.20	$0.60	$0.60
Weighted average shares-Basic	9,738,475	9,751,221	9,738,225	9,719,512
Weighted average shares-Diluted	9,738,550	9,768,515	9,738,250	9,743,727

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2009
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Loss,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2008	$97,381	$35,924,426	$82,867,095	$(32,247,365)	$1,179,488	$87,821,025

Net income			5,526,066			5,526,066

Other comprehensive loss, net of taxes					(194,496)	(194,496)

Exercise of stock options	25	(35,996)		53,149		17,178

Tax benefit of stock options exercised						0

Shares traded to exercise options						0

Acquisition of treasury shares						0

Stock based compensation		(45,880)				(45,880)

Dividends ($0.60 per share)			(5,843,358)			(5,843,358)

Balance, September 30, 2009	$97,406	$35,842,550	$82,549,803	$(32,194,216)	$984,992	$87,280,535

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2009	2008

Operating activities:
Net income	$5,526,066	$8,968,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,480,000	2,893,600
Depreciation	629,208	659,991
Amortization of intangibles	371,334	331,910
Accretion of discounts on securities, net	(64,113)	5,241
Loss (gain) on disposal of premises and equipment and other real estate owned	160,752	(95,298)
Gain on sale of loans and mortgage-backed securities held for sale	(935,291)	(610,081)
Gain on sale of investment securities available for sale	(917,866)	-
Stock based compensation (income) expense	(45,880)	24,157
Originations of loans held for sale, net	(88,262,687)	(32,280,261)
Proceeds from sale of loans held for sale	25,403,227	33,507,018
Other operating activities	631,100	2,072,108
Net cash provided by (used in) operating activities	(53,024,150)	15,476,743
Investing activities:
Proceeds from maturities of investment securities available for sale	15,000,000	8,000,000
Proceeds from sale of investment securities available for sale	20,917,866	-
Proceeds from principal repayments of mortgage-backed
securities available for sale	9,158,161	9,587,951
Proceeds from principal repayments of mortgage-backed securities held for investment	235,051	353,074
Originations of loans held for investment, net of principal repayments	46,760,172	752,830
Proceeds from disposal of premises and equipment and other real estate owned	6,881,783	1,723,001
Purchase of investment securities	(5,000,000)	-
Purchase of FHLB stock	(230,900)	(448,500)
Purchase of premises and equipment	(189,421)	(461,938)
Net cash provided by investing activities	93,532,712	19,506,418
Financing activities:
Net decrease in deposit accounts	(6,575,603)	(38,500,086)
Net increase (decrease) in FHLB borrowings	(10,000,000)	10,000,000
Purchase of treasury shares	-	(3,295,599)
Proceeds from exercise of stock options, net of tax benefit	17,178	1,056,558
Cash paid for dividends	(5,842,858)	(5,852,133)
Net change in repurchase agreements	(3,518,346)	5,704,756
Net cash used in financing activities	(25,919,629)	(30,886,504)

Increase in cash and cash equivalents	14,588,933	4,096,657

Cash and cash equivalents, beginning of period	26,720,359	24,029,287

Cash and cash equivalents, end of period	$41,309,292	$28,125,944

Supplemental disclosures:
Other real estate acquired in settlement of loans	$13,623,602	$7,600,885
Dividends declared, not paid	$1,948,119	$1,947,619
Exchange of loans for mortgage-backed securities	$61,965,861	$3,399,071

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan.  At September 30, 2009 and 2008, there were 116,937 and 85,700 stock options that were antidilutive because their exercise prices exceeded the average market price of the Company’s common stock for the respective periods.   Antidilutive stock options have been omitted from the calculation of diluted earnings per share for the respective 2009 and 2008 periods.

Note 3.  Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2008	$11,617,706	$339,995	$11,957,701
Provision for credit losses	4,480,000	-	4,480,000
Reclassification	71,184	(71,184)	-
Loans and leases charged-off	(3,996,543)	-	(3,996,543)
Loans and leases recovered	146,076	-	146,076
Net (charge-offs)/recoveries	$(3,850,467)	$-	$(3,850,467)
Balance at September 30, 2009	$12,318,423	$268,811	$12,587,234

	September 30, 2009	December 31, 2008
Allowance for Credit Losses Ratios
Allowances for loan and lease losses/total loans and leases	1.77%	1.53%
Allowance for unfunded loan commitments/unfunded commitments	0.29%	0.29%
Allowance for credit losses/total loans and leases	1.81%	1.58%

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results-Three and Nine Months Ended September 30, 2009 and 2008 – Provision for Credit Losses, Allowance for Credit Losses, and Critical Accounting Policies – Loan Impairment and Allowance for Credit Losses” for additional information about the provision for credit losses and the allowance for credit losses as of September 30, 2009 and 2008.

Note 4. Comprehensive Income.  Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income").  The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning other comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended 09/30/09	Three Months Ended 09/30/08	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08
Net income	$1,761,669	$2,055,654	$5,526,066	$8,968,358
Reclassification of gain on sale of securities	0	27,626	917,866	97,537
Gains (losses) unrealized, net of income taxes	815,478	38,434	(1,112,362)	(210,333)
Other comprehensive income (loss)	815,478	66,060	(194,496)	(112,796)
Comprehensive income	$2,577,147	$2,121,714	$5,331,570	$8,855,562

Note 5.  Stock-Based Compensation.  The Company had two stock-based compensation plans at September 30, 2009.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”).  The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan.  At September 30, 2009, the 1997 Plan had 130,220 granted unexercised shares. At September 30, 2009, the 2008 Plan includes 44,500 granted unexercised shares and 913,500 shares available to be granted. During the three and nine months ended September 30, 2009, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The net compensation benefits credited against expense for these plans was $74,036 and $45,879 for the three and nine months ended September 30, 2009, compared to compensation cost charged against income of $3,440 and $27,598 for the three and nine months ended September 30, 2008.  Total recapture credits against compensation expense due to forfeited options was $93,061 and $96,272 for the three and nine months ended September 30, 2009, compared to $12,655 and $29,014 for the three and nine months ended September 30, 2008.  As of September 30, 2009, total unrecognized compensation cost on granted unexercised shares was $199,540. That cost is expected to be recognized during the next 3.25 years.

The total income tax benefit recognized for stock-based compensation cost was none for the three and nine months ended September 30, 2009, compared to none and $452,317 for the three and nine months ended September 30, 2008.

The average fair value of options granted during the three and nine months ended September 30, 2009 was $4.96 and $4.17, compared to $2.60 and $2.36 during the three and nine months ended September 30, 2008.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended 09/30/09	Three Months Ended 09/30/08	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08
Dividend growth rate	5.3%	11.8%	5.3%	11.8%
Expected volatility	37.1%	28.6%	36.6%	24.0%
Average risk-free interest rate	3.1%	3.4%	2.8%	3.3%
Expected lives - years	6	6	6	6

A summary of option activity under the Plan as of September 30, 2009 and 2008, and changes during the three and nine month periods ended September 30, 2009 and 2008, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended September 30, 2009:
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Granted	3,000	$10.71
Forfeited	0	$0.00
Exercised	0	$0.00
Outstanding at June 30, 2009	188,920	$16.71	$(965,604)
Granted	15,500	$12.80
Forfeited	(27,200)	$20.55
Exercised	(2,500)	$6.87
Outstanding at September 30, 2009	174,720	$15.91	$(770,109)
Vested and Exercisable at September 30, 2009	109,062	$15.41	$(426,955)

Period Ended September 30, 2008:
Outstanding at December 31, 2007	255,919	$13.90
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Exercised	(80,749)	$5.41
Outstanding at March 31, 2008	184,170	$17.72	$880,823
Granted	6,000	$19.26
Forfeited	(1,500)	$29.28
Exercised	(9,750)	$16.84
Outstanding at June 30, 2008	178,920	$17.72	$(865,969)
Granted	5,000	$17.27
Forfeited	(10,875)	$20.26
Exercised	0	$0.00
Outstanding at September 30, 2008	173,045	$17.55	$(47,839)
Vested and Exercisable at September 30, 2008	125,645	$15.61	$209,188

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2009, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.50 – 12.95	71,283	5.43	$9.64	37,783	$8.23
$14.97 – 16.49	36,562	3.29	$16.10	36,562	$16.10
$16.77 – 25.22	52,625	7.36	$20.77	25,667	$20.24
$26.17 – 33.27	14,250	7.25	$28.81	9,050	$28.97
	174,720	5.71	$15.91	109,062	$15.41

A summary of nonvested option shares as of September 30, 2009 and 2008, and changes during the three and nine month periods ended September 30, 2009 and 2008, is presented below:

	Shares	Price
Period Ended September 30, 2009:
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97
Granted	3,000	$10.71
Forfeited	0	$0.00
Vested	(4,050)	$23.34
Nonvested at June 30, 2009	53,075	$18.17
Granted	15,500	$12.80
Forfeited	(1,000)	$27.57
Vested	(1,917)	$19.36
Nonvested at September 30, 2009	65,658	$16.72

Period Ended September 30, 2008:
Nonvested at December 31, 2007	53,975	$24.38
Granted	13,000	$21.11
Forfeited	(4,000)	$33.00
Vested	(4,650)	$20.65
Nonvested at March 31, 2008	58,325	$23.10
Granted	6,000	$19.26
Forfeited	0	$0.00
Vested	(12,425)	$20.23
Nonvested at June 30, 2008	51,900	$23.34
Granted	5,000	$17.27
Forfeited	(7,500)	$21.78
Vested	(2,000)	$29.33
Nonvested at September 30, 2008	47,400	$22.69

The fair value compensation cost recognition provisions for share based payments are different from the recognition provisions and the intrinsic value method for recording compensation cost. The following table reflects the net impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended 09/30/09	Three Months Ended 09/30/08	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08
Increase (decrease) net income before income taxes	$74,036	$(3,440)	$45,879	$(27,598)
Increase (decrease) net income	$74,036	$(3,642)	$45,879	$(26,693)
Increase (decrease) basic earnings per share	$0.00	$0.00	$0.00	$0.00
Increase (decrease) diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Note 6.  Fair Value Hierarchy.  The table below presents Assets Measured at Fair Value on a Recurring Basis categorized by the level of inputs used in the valuation of each asset as of September 30, 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$5,431,669	$-	$5,431,669	$-
Mortgage-backed	85,677,465	-	85,677,465	-
Other real estate owned	12,474,026	-	12,474,026	-
Total	$103,583,160	$-	$103,583,160	$-

The table below presents Assets Measured at Fair Value on a Non-Recurring Basis categorized by the level of inputs used in the valuation of each asset as of September 30, 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific allowance	$15,336,702	$-	$-	$15,336,702
Total	$15,336,702	$-	$-	$15,336,702

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. There were $449,000 and $1,815,000 of fair value adjustments made to other real estate owned during the three and nine months ended September 30, 2009.

Impaired loans are recorded at fair value based on the fair value of the collateral if it is probable that scheduled principal or interest payments become uncollectible when due according to the contractual terms of the loan agreement. In determining if a loan is impaired, the Bank conducts a thorough review of significant loans including loan payment status, borrowers' financial data and operating factors such as cash flows, operating income or loss, etc. There was $3,829,000 of specific allowances associated with impaired loans as of September 30, 2009.

There were no liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008.

Net gains (losses) realized and included in earnings for the three and nine months ended September 30, 2009 and 2008 are reported in non-interest income as follows:
	Three Months Ended 09/30/09	Three Months Ended 09/30/08	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08
Gain (loss) on sale of other real estate owned, net	$(86,875)	$(3,664)	$(161,323)	$96,837

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008.  Total assets were $855.9 million at September 30, 2009 compared to $875.9 million at December 31, 2008. Earning assets were $790.7 million at September 30, 2009 compared to $808.6 million at December 31, 2008, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 92.4% of total assets at September 30, 2009 compared to 92.3% at December 31, 2008.

Interest-bearing overnight deposits in financial institutions increased to $24.9 million at September 30, 2009, from $5.8 million at December 31, 2008, reflecting the reinvestment of proceeds from maturities and sales of investment securities. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale declined to $5.4 million at September 30, 2009, from $36.6 million at December 31, 2008.   Maturities of investment securities available for sale were $5.0 million for the three months ended September 30, 2009 and $15.0 million during the nine months ended September 30, 2009.  The Bank sold no investment securities available for sale during the three months ended September 30, 2009, however, during the nine months ended September 30, 2009, $20.9 million were sold, compared to none sold during the three and nine months ended September 30, 2008. Portions of the proceeds from investment maturities and sales were used to fund maturing borrowings, the decline in deposits or reinvested into interest-bearing overnight deposits.

Mortgage-backed securities available for sale increased to $85.7 million at September 30, 2009 from $32.0 million at December 31, 2008. The Bank securitizes certain mortgage loans held for sale into mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and to maintain sufficient liquidity levels.  During the three and nine months ended September 30, 2009, $5.7 million and $62.0  million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale; compared to none for the three months and $4.0 million for the nine months ended September 30, 2008.

Mortgage-backed securities held for investment were $597,000 at September 30, 2009, compared to $832,000 at December 31, 2008, reflecting scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale declined in market value by a net of $194,000 at September 30, 2009 from December 31, 2008. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $7.4 million at September 30, 2009 compared to $5.6 million at December 31, 2008.  Proceeds from loan sales were $15.6 million and $25.4 million for the three and nine months ended September 30, 2009, compared to $10.1 and $33.5 million sold during the three and nine months ended September 30, 2008. The proceeds from loans sold during the three and nine months ended September 30, 2009 were used to fund liquidity needs of the Bank, including loan originations, repayment of borrowings, deposit outflows and general operations of the Bank.  Loans serviced for others were $281.9 million at September 30, 2009, compared to $255.5 million at December 31, 2008.

Net loans and leases receivable held for investment declined to $674.3 million at September 30, 2009 from $739.2 million at December 31, 2008. During the three and nine months ended September 30, 2009, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank.

Non-accrual loans improved to $7.1 million at September 30, 2009, from $10.7 million at December 31, 2008, reflecting management’s efforts of managing problem assets and improving the Bank’s credit quality.  Restructured loans were $4.3 million at both September 30, 2009 and December 31, 2008.  The level of non-accrual and restructured loans is primarily attributable to the current economic environment.  Downward pressure has impacted the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned increased to $12.5 million at September 30, 2009 from $7.7 million at December 31, 2008, reflecting foreclosures of certain real estate properties, net of sales. Other real estate owned consists of residential and commercial properties, developed building lots and a developed residential subdivision.  During the three and nine months ended September 30, 2009, the Bank recorded $449,000 and $1.8 million of fair value adjustments to other real estate owned, compared to $462,000 and $533,000 of fair value adjustments made during the three and nine months ended September 30, 2008. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits declined to $709.9 million at September 30, 2009 from $716.4 million at December 31, 2008.  Demand accounts (personal and business checking accounts and money market accounts) declined to $220.0 million at September 30, 2009 from $223.4 million at December 31, 2008, while time deposits and savings accounts declined to $489.8 million at September 30, 2009 from $493.1 million at December 31, 2008.  During the three and nine months ended September 30, 2009, the Bank began repricing certain new and maturing time deposits at lower rates, and combined with the current volume of lower costing checking accounts, is effectively managing its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements declined to $39.0 million at September 30, 2009 from $52.6 million at December 31, 2008.  FHLB advances were $35.0 million at September 30, 2009 and $45.0 million at December 31, 2008. They are fixed rate advances with a weighted average cost of 3.0% and remaining terms ranging from 4 to 16 months, which the Bank has used as a long-term source of funds.  Repurchase agreements (cash management accounts for commercial banking customers) were $4.0 million at September 30, 2009, compared to $7.6 million at December 31, 2008.

Stockholders' equity was $87.3 million at September 30, 2009 and $87.8 million at December 31, 2008.  The equity to assets ratio was 10.2% at September 30, 2009 and 10.0% at December 31, 2008, reflecting the net effect of year-to-date earnings, dividend payments, stock option exercises, common stock purchases, the change in accumulated other comprehensive income and the change in the volume of assets. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $985,000 at September 30, 2009 compared to $1.2 million at December 31, 2008, reflecting the change in net market value and mix of the investment portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of September 30, 2009, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 13.2%; Tier 1 Risk-Based Capital – 11.9%; and Tier 1 Leverage Capital – 9.3%.  See "Liquidity and Capital Resources" below for additional information.

On September 24, 2009, the Company declared a cash dividend of $0.20 per share, payable October 22, 2009 to stockholders of record as of October 7, 2009.  This dividend payment represents a 111.1% payout ratio of the basic earnings per share for the quarter ended September 30, 2009, and is the Company's fiftieth consecutive quarterly cash dividend.

The Company purchased no shares of its common stock during the three and nine months ended September 30, 2009, compared to 15,000 and 140,241 purchased during the three and nine months ended September 30, 2008.  Common stock may be purchased through both private and open market transactions pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired through a repurchase plan are held as treasury stock, at cost. There were 1,513,626 treasury shares held at September 30, 2009 totaling $32.2 million, compared to 1,516,126 held at December 31, 2008 totaling $32.2 million.  Treasury shares are used for general corporate purposes including the exercise of stock options and providing shares for potential future stock splits. There were 2,500 shares issued from the exercise of stock options during the three and nine months ended September 30, 2009, compared to no shares issued during the three months and 90,499 shares issued during the nine months ended September 30, 2008.

Comparison of Operating Results - Three and Nine Months Ended September 30, 2009 and 2008.  Net income for the three and nine months ended September 30, 2009 was $1.8 million and $5.5 million, compared to $2.1 million and $9.0 million for the three and nine months ended September 30, 2008. Diluted earnings per share were $0.18 and $0.57 per share for the three and nine months ended September 30, 2009, compared to $0.21 and $0.93 per share for the three and nine months ended September 30, 2008.

The decline in net earnings during the three and nine months ended September  30, 2009 results primarily from: a reduction in net interest income which has been significantly impacted by declining interest rates during the comparative reporting periods; changes in the volume of earning and non-earning assets between the respective reporting periods; the volume of  provisions for credit losses required to replenish net charge-offs and strengthen the allowance for credit losses; and increased FDIC insurance premiums related to increased risk based assessment rates and an industry wide mandatory special assessment;  while being partially offset by a decline in the cost of funds and a consistent level of non-interest income.

The Bank continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure in anticipation of future stabilization of the real estate market.  Management believes competition and pricing pressures will continue on both deposits and loans during the remainder of 2009 and into 2010.  The amount and timing of any future Federal Reserve rate adjustment remain uncertain, and may further impact the Bank if those adjustments are significant.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .8% for both the three and nine months ended September 30, 2009, compared to 0.9% and 1.3% for the three and nine months ended September 30, 2008.  ROE was 8.1% and 8.4% for the three and nine months ended September 30, 2009, compared to 9.4% and 13.7% for the three and nine months ended September 30, 2008.  The efficiency ratio was 61.1% and 58.5% for the three and nine months ended September 30, 2009, compared to 55.3% and 50.9% for the three and nine months ended September 30, 2008.

Interest Income.  Interest income was $12.2 million and $37.2 million for the three and nine months ended September 30, 2009, compared to $14.4 million and $46.0 million for the three and nine months ended September 30, 2008. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets were $801.6 million and $809.1 million for the three and nine months ended September 30, 2009, compared to $830.8 million and $846.9 million for the three and nine months ended September 30, 2008.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans held for investment, sales and maturities of investment securities and mortgage backed securities, the increase in other real estate owned and the volume of non-performing loans discussed above.  The yield on average interest-earning assets was 6.1% for both the three and nine months ended September 30, 2009, compared to 6.9% and 7.2% for the three and nine months ended September 30, 2008.   The yield on average interest-earning assets has been directly impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $3.9 million and $13.1 million for the three and nine months ended September 30, 2009, compared to $5.4 million and $18.2 million for the three and nine months ended September 30, 2008, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities.  The effective cost of funds was 2.0% and 2.2% for the three and nine months ended September 30, 2009, compared to 2.7% and 3.0% for the three and nine months ended September 30, 2008.  The Company was able to improve its cost of funds by the combination of deposit repricing, and the rollover of maturing time deposits and the repositioning of borrowings within the current lower interest rate environment.  Average deposits and borrowings were $771.9 million and $778.1 million for the three and nine months ended September 30, 2009, compared to $799.7 million and $811.9 million for the three and nine months ended September 30, 2008.

Net Interest Income.  Net interest income was $8.3 million and $24.1 million for the three and nine months ended September 30, 2009, compared to $9.0 million and $27.8 million for the three and nine months ended September 30, 2008.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.1% and 3.9% for the three and nine months ended September 30, 2009, compared to 4.2% for both the three and nine months ended September 30, 2008. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.1% and 4.0% for the three and nine months ended September 30, 2009, compared to 4.3% and 4.4% for the three and nine months ended September 30, 2008. The decline in interest rate spread and net yield on interest-earning assets is a direct result of those same events impacting interest income and interest expense as discussed above.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $1.3 million and $4.5 million of provisions for credit losses in the three and nine months ended September 30, 2009, compared to $1.7 million and $2.9 million in the three and nine months ended September 30, 2008, reflecting the current volume of non-performing loans as previously discussed. The provision for credit losses was necessary to replenish net charge offs of $668,000 and $3.9 million recorded in the three and nine months ended September 30, 2009 compared to $431,000 and $1.1 million in the three and nine months ended September 30, 2008, and to strengthen the allowance for credit losses in anticipation of continued economic uncertainty.

Allowance for Credit Losses.  The Bank maintains general and specific allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments.  The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis.  This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans.  In developing this analysis, the Bank relies on estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

The Bank has not changed its practices related to the determination of the adequacy of the allowance for credit losses.  The Bank uses a variety of modeling and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses.  The factors supporting these allowances do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments.  The Bank’s principal focus is on the adequacy of the total allowance for credit losses.  Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.  Management of the Bank reassess the information upon which it bases the allowance for credit losses quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $12.6 million at September 30, 2009, compared to $12.0 million December 31, 2008. The ratio of the allowance for credit losses to loans and leases was 1.8% at September 30, 2009 and 1.6% December 31, 2008.  For additional information, see “Note 3. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies”.

Noninterest Income.  Noninterest income was $2.4 million and $8.4 million for the three and nine months ended September 30, 2009, compared to $2.4 million and $7.9 million for the three and nine months ended September 30, 2008.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and servicing fees collected were $2.0 million and $6.0 million for the three and nine months ended September 30, 2009, compared to $2.1 million and $6.4 million for the three and nine months ended September 30, 2008. Fees, service charges earned and insufficient funds fees collected during each period are attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded gains from loan sales and mortgage-backed securities of $247,000 and $935,000 during the three and nine months ended September 30, 2009, compared to $136,000 and $610,000 during the three and nine months ended September 30, 2008. The Bank sells certain fixed-rate residential mortgage loans and mortgage-backed securities to better manage market risk exposure for a more balanced sensitivity to future interest rate changes.  The Bank recorded no gains from investment security sales during the three months ended September 30, 2009 and $918,000 during the nine months ended September 30, 2009, compared to no investment security sales in the three and nine months ended September 30, 2008.

Noninterest Expense.  Noninterest expenses were $6.5 million and $19.0 million for the three and nine months ended September 30, 2009, compared to $6.3 million and $18.2 million for the three and nine months ended September 30, 2008.  The largest component is compensation and fringe benefits at $3.5 million and $10.5 million for the three and nine months ended September 30, 2009, compared to $3.4 million and $10.4 million for the three and nine months ended September 30, 2008, reflecting the Bank’s efforts in managing its human resources cost.

FDIC insurance premiums increased to $275,000 and $955,000 for the three and nine months ended September 30, 2009, from $109,000 and $153,000 for the three and nine months ended September 30, 2008, reflecting an industry wide mandatory special assessment totaling $400,000 at June 30, 2009 and increased risk based assessment rates.  In addition, one-time FDIC insurance assessment credits received under the Federal Deposit Reform Act of 2005 were exhausted in the quarter ended June 30, 2008.

Expenses attributable to the increase of other real estate owned were $394,000 and $737,000 in the three and nine months ended September 30, 2009, compared to $501,000 and $612,000 in the three and nine months ended September 30, 2008.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively flat during the respective periods.

Income Taxes.  Income tax expense was $1.1 million and $3.5 million for the three and nine months ended September 30, 2009, compared to $1.3 million and $5.6 million for the three and nine months ended September 30, 2008.  Changes in amounts of income tax provisions reflect changes in pretax income and estimated income tax rates in effect during each period.  Effective income tax rates were 38.9% and 38.7% for the three and nine months ended September 30, 2009, compared to 38.7% and 38.6% for the three and nine months ended September 30, 2008.  See “Critical Accounting Policies” for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At September 30, 2009, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $140.4 million, compared to $101.7 million at December 31, 2008, representing 19.0% and 13.9% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholder’s equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at September 30, 2009 and December 31, 2008.

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

Forward Looking Statements.  The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty.  In order to comply with terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements.  There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business.  They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters.  Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities.

Following this Statement, the FASB Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, they will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification.

This statement will replace SFAS No. 162 and modifies the GAAP hierarchy into two levels: authoritative and non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 on September 30, 2009, with no material impact on its consolidated financial statements.

Going forward, as the FASB issues Accounting Standards Updates, the Company will evaluate the impact that such updates may have on its consolidated financial statements of the Company and will also monitor the effective dates of such updates.

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

As has most of the banking industry, the Bank has experienced intense price competition for both loans and deposits.  This has been a contributing factor to net interest margin compression in the three and nine months ended September 30, 2009, which has been significantly influenced by the Federal Reserve’s 4.0% rate cuts between December 31, 2007 and December 31, 2008. The Bank is an asset-sensitive bank and consequently, the Federal Reserve’s aggressive series of rate cuts has caused an immediate downward pricing of its loan portfolio, while outpacing the ability to reduce its funding cost as rapidly.  With the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther. Over the remainder of 2009, the Bank anticipates some improvement in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances that this will occur.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2009.
			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

July 2009
Beginning date: July 1	-0-	-0-	-0-	486,905
Ending date: July 31

August 2009
Beginning date: August 1	-0-	-0-	-0-	486,905
Ending date: August 31

September 2009
Beginning date: September 1	-0-	-0-	-0-	486,905
Ending date: September 30

(1)	A total of 486,905 shares of common stock may be purchased pursuant to a stock repurchase program announced on January 26, 2009. This repurchase program will expire on January 25, 2010.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None

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

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: November 4, 2009	Date: November 4, 2009