Form 10-K
period 2009-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2010-03-10
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2009, was approximately $94.7 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 8, 2010: 9,742,296.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2009. (Part II)
2.	Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part II and Part III)

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

The Bank’s income consists principally of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts.  The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses, FDIC insurance premiums, and other miscellaneous expenses.  Funds for these activities are provided principally by deposits, borrowings, repayments of outstanding loans and investments and operating revenues.

Market Area

The Company makes loans and obtains deposits throughout eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2009, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

The economy of the Company’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities.  There are a significant number of major employers in the Company’s primary market area.  The unemployment rate in the Company’s market area is comparable to the national average and the unemployment rate for the State of North Carolina.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto, where such policies affect reported and expected financial results.

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

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Bank’s past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management believes that it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowance for credit losses.

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

Lending Activities

General.  The Company’s gross loan portfolio, including real estate construction loans in process, totaled $692.0 million at December 31, 2009, representing 83.4% of total assets at that date.  It is the Company’s policy to concentrate its lending within its market area.  The Company originates a significant amount of commercial real estate loans.  At December 31, 2009, commercial real estate and construction loans amounted to $510.9 million, or 73.8% of the Company’s gross loan portfolio.  The Company has no direct sub-prime or Alt-A loan exposure in its loan portfolio.  In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2009, commercial business loans totaled $26.1 million, or 3.8% of the Company’s gross loan portfolio, and consumer loans totaled $90.7 million, or 13.1% of the Company’s gross loan portfolio.  To a lesser extent, the Company also originates multi-family residential real estate loans.  At December 31, 2009, $50.7 million, or 7.4% of the Company’s gross loan portfolio, consisted of single-family, residential mortgage loans.  The Company’s residential mortgage construction loans totaled $3.0 million, or 0.4% of the Company’s gross loan portfolio, at December 31, 2009.

Loan Portfolio Composition.  The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.  At December 31, 2009, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
Single-family residential	$50,721	7.4%	$42,296	5.3%	$41,223	4.9%	$62,352	7.5%	$49,363	6.2%
Multi-family residential	867	0.1	1,608	0.2	2,255	0.3	2,897	0.4	2,885	0.4
Construction	2,959	0.4	4,653	0.6	12,508	1.5	13,211	1.6	25,304	3.1
Total residential mortgage loans	54,547	7.9	48,557	6.1	55,986	6.7	78,460	9.5	77,552	9.7

Commercial loans and leases:
Commercial real estate	418,996	60.5	414,707	52.4	436,135	52.3	391,315	47.3	377,407	47.2
Commercial construction (1)	91,877	13.3	172,449	21.8	174,576	21.0	194,863	23.6	193,062	24.2
Commercial business	26,109	3.8	40,496	5.1	48,986	5.9	42,645	5.2	38,457	4.8
Lease receivables	9,818	1.4	11,561	1.5	13,101	1.6	12,640	1.5	11,981	1.5
Total commercial loans and leases	546,800	79.0	639,213	80.8	672,798	80.8	641,463	77.6	620,907	77.7

Consumer loans:
Automobile	1,870	0.3	2,831	0.4	3,518	0.4	3,748	0.5	4,851	0.6
Savings account loans	1,074	0.1	1,427	0.2	1,793	0.2	2,639	0.3	1,826	0.2
Home equity loans	37,101	5.4	43,158	5.4	43,558	5.2	42,153	5.1	42,084	5.3
Other	50,655	7.3	56,318	7.1	55,544	6.7	57,945	7.0	51,783	6.5
Total consumer loans	90,700	13.1	103,734	13.1	104,413	12.5	106,485	12.9	100,544	12.6
Total	692,047	100.0%	791,504	100.0%	833,197	100.0%	826,408	100.0%	799,003	100.0%

Less:
Construction loans in process	18,443		34,133		57,242		54,390		80,528
Deferred fees and discounts	1,444		1,022		1,386		1,423		1,433
Allowance for loan and lease losses	13,504		11,618		9,486		9,158		8,113
Total	$658,656		$744,731		$765,083		$761,437		$708,929

(1)	Includes multifamily, 1-4 family and speculative single family residential and commercial real estate construction loans.

Unfunded Commitments Composition.  The following table sets forth selected data relating to the composition of the Company’s unfunded commitments by type of loan at the date indicated.

	At December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Construction	$1,586	1.8%	$1,568	1.3%
Total residential mortgage loans	1,586	1.8	1,568	1.3

Commercial loans and leases:
Real estate secured	9,282	10.3	10,509	9.0
Non-Real Estate	10,381	11.6	16,731	14.3
Standby Letters of Credit	1,007	1.1	2,384	2.0
Construction	15,799	17.6	30,639	26.2
Total commercial loans and leases	36,469	40.6	60,263	51.5

Consumer loans:
Home equity loans	43,791	48.8	46,089	39.4
Real Estate Secured	53	0.1	32	0.1
Non-Real Estate	6,737	7.5	7,179	6.1
Construction	1,058	1.2	1,926	1.6
Total consumer loans	51,639	57.6	55,226	47.2
Total Unfunded Commitments	$89,694	100.0%	$117,057	100.0%

Loan Maturities.  The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing in the Company’s portfolio based on their maturity and repricing terms, including scheduled repayments of principal.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company’s repayment experience to differ from that shown below.  Loan balances are net of construction loans in process.  Lease balances are included in other loans.

	Due One Year or Less	Due After 1 Through 5 Years After December 31, 2009	Due After 5 or More Years After December 31, 2009	Total
	(In thousands)
Residential real estate loans	$30,415	$65,401	$51,969	$147,785
Commercial real estate, business and other loans	208,293	252,770	64,756	525,819
Total	$238,708	$318,171	$116,725	$673,604

The following table sets forth at December 31, 2009 the dollar amount of all loans due one year or more after December 31, 2009 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$84,241	$33,130
Commercial real estate, business and other loans	232,308	85,217
Total	$316,549	$118,347

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

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated.  During the years ended December 31, 2009, 2008 and 2007, these transactions totaled $109.8 million, $41.1 million and $42.2 million, respectively.  Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”).  The Bank generally retains servicing on loans sold or exchanged to FHLMC.

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

Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC or the investor’s guidelines.  Generally, after receipt of a loan application from a prospective borrower, in compliance with federal and state laws and regulations, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing.  If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by qualified Bank personnel.  In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made.  A formal environmental report may be required in connection with nonresidential real estate loans.

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

The Bank makes a loan commitment on single-family residential mortgage loans of between 15 and 90 days for each loan approved.  If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval.  Fees of between $175 and $650 are charged in connection with the issuance of a commitment letter.  The interest rate is guaranteed for the commitment period.

If the amount of a residential loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s policy generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%.  The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained.  The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%.  The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher.  The Bank is subject to regulations that limit the amount the Bank can lend to one borrower.  See “— Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $14.1 million at December 31, 2009. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes.  These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending.  The Bank is an originator of single-family, residential real estate loans in its market area.  At December 31, 2009, single-family, residential mortgage loans, excluding home improvement loans, totaled $50.7 million, or 7.4% of the Company’s gross loan portfolio.  The Bank originates fixed-rate mortgage loans at competitive interest rates.  At December 31, 2009, $32.5 million, or 59.6%, of the Company’s residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans.  Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market.  The Bank also offers conventional and government mortgage loans in its market area, which are underwritten, closed and sold to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans.  The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin.  The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards.  The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 6% above the initial rate.  In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate.  Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6% above the initial rate over the life of a loan and include a floor.  All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization.  At December 31, 2009, $22.0 million, or 40.4%, of the Company’s residential mortgage loans were adjustable-rate loans.

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

Construction Lending.  The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area.  Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local developers to build single-family dwellings.  Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months.  Such loans are offered on a fixed-rate or adjustable-rate basis.  Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower.  Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap.  Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1% and adjust either monthly or daily.  Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1% and adjust either monthly or daily, with construction terms generally not exceeding 18 months.  Advances are made on a percentage of completed basis. The Bank has restricted originating speculative construction loans, and has limited most new construction lending to those with contracts or pre-sales only.  At December 31, 2009, residential and commercial construction loans totaled $3.0 million and $91.9 million, respectively, which amounted to 0.4% and 13.3%, respectively, of the Company’s gross loan portfolio.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors for loans in excess of $250,000.  For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or in certain cases it may require an outside appraisal by an approved appraiser.  The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan.  The Bank generally charges a 0.0% to 1.25% construction loan fee for speculative builder loans.  For construction loans to owner-occupants, the Bank generally charges a 0.0% to 1.0% construction loan fee.  For residential construction loans, the Bank generally charges a commitment fee ranging from $275 to $750.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) and limiting the loan-to-value amount. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders. Builder relationships are analyzed and underwritten annually by the Bank’s credit administration department.

Multi-Family Residential and Commercial Real Estate Lending.   The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships.  The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied.  Such loans generally range in size from $100,000 to $2.0 million.  At December 31, 2009, multi-family residential and commercial real estate loans totaled $867,000 and $419.0 million, respectively, which amounted to 0.1% and 60.5%, respectively, of the Company’s gross loan portfolio.  Multi-family and commercial real estate loans are originated for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0% and 1% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business.  These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally.  To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank.  It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made for loans over $1,000,000.  In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1,000,000 annual financial statements of the principals of the partnership or corporation.  The Bank has severely restricted originating any new acquisition and development loans, lot loans or land loans.

Commercial Lending.  The Company’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate.  For a discussion of the Company’s commercial real estate lending see “— Multi-Family and Commercial Real Estate Lending.”

As a commercial bank, the Bank originates commercial business loans.  The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital.  Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis.  Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0% and 2% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $3,500,000. At December 31, 2009, commercial business loans totaled $26.1 million, or 3.8% of the Company’s gross loan portfolio.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment.  The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination.   In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.  For most commercial loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

Lease Receivables.  The Bank’s lease receivables are originated by its wholly-owned subsidiary, First South Leasing, LLC (“FSL”).  FSL offers leases on equipment utilized for business purposes.  Rental terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named an additional insured on the insurance policy. At December 31, 2009, lease receivables totaled $9.8 million, or 1.4% of the Company’s gross loan portfolio.

Consumer Lending.  In recent years, the Bank has also focused on originating consumer loans.  The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans.  At December 31, 2009, consumer loans totaled $90.7 million, or 13.1% of the Company’s gross loan portfolio.

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

The Bank generally makes certificate of deposit loans for up to 90% of the depositor’s account balance, but may make a loan of up to 100% of the depositor’s account balance subject to approval by the credit administrator.  The interest rate is normally 2% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan.  Interest generally is billed on a monthly basis.  At December 31, 2009, loans on certificates of deposit totaled $1.1 million, or 0.1% of the Company’s gross loan portfolio.

At December 31, 2009, the Company had approximately $37.1 million in home equity line of credit loans, representing approximately 5.4% of its gross loan portfolio.  The Company’s home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin.  The home equity lines of credit require monthly payments based on the outstanding balance.  Home equity lines of credit are generally secured by subordinate liens against residential real property.  The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.  Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

Nonperforming Loans and Other Problem Assets.  It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies.  When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.  Loans which are delinquent more than 15 days incur a late fee of 4% on mortgage and consumer loans and up to 6% on commercial loans, of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days.  If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency.  Generally, after any loan is delinquent 30 days or more, a default letter is sent to the borrower.  If the default is not cured after 45 days from the default letter, formal legal proceedings may commence to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful.  Generally, this occurs when payment is delinquent in excess of 90 days.  Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss.  All other loans are charged off when management concludes that they are uncollectible.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

Real estate acquired in settlement of loans is classified as real estate acquired through foreclosure until such time as it is sold. It is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan.  Costs relating to holding or improving such real estate is charged against income in the current period.  Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for credit losses.  See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage:
Single-family	$247	$382	$798	$934	$1,362
Commercial real estate (1)	8,941	13,458	6,588	1,274	555
Commercial business	—	51	26	79	220
Consumer	994	1,111	143	453	122
Total nonperforming loans	$10,181	$15,002	$7,555	$2,740	$2,259
Percentage of total loans, net	1.55%	2.01%	0.99%	0.36%	0.32%
Real estate owned	$10,561	$7,711	$1,602	$634	$14

(1) Includes three restructured loans totaling $4.3 million at December 31, 2009, pursuant to financial accounting standards.

During the year ended December 31, 2009, additional gross interest income of approximately $471,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout this period.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2009, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.   There were 13 loans totaling $1.8 million which were accruing interest and contractually over 90 days past due at December 31, 2009.  During the year ended December 31, 2009, additional gross interest income of approximately $36,000 was recorded on these loans.

Based on an impairment analysis of the Bank’s portfolio, there were $23.0 million of loans classified as impaired, with total impairment of $5.1 million as of December 31, 2009. Accordingly, the Bank has established specific allowance for loan losses for this impairment.  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral dependent loans are measured for impairment based on the fair value of the collateral.  The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data.  This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2009, the Company had $10.2 million of nonaccrual loans, consisting of four single-family residential mortgage loans totaling $247,000; four single family residential commercial construction loans totaling $1.1 million;  eight commercial residential real estate term loans totaling $4.6 million; six commercial non-residential real estate term loans totaling $1.1 million; nine commercial land loans totaling $2.2 million; and eleven consumer loans totaling $994,000.

At December 31, 2009, the Bank had $10.6 million of real estate owned, which consisted of 24 single-family residences, 14 vacant lots, one residential subdivision containing raw land and 44 developed lots, one land loan and two commercial properties. See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

Classified Assets and Credit Quality.  Federal regulations require that the Bank classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination.  There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.”  Special mention assets contain a potential weakness that deserve management’s close attention and which could cause a more serious problem if not corrected.  Substandard assets have one or more well-defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Assets classified as special mention, substandard or doubtful require a bank to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount.  Work-in-process loans are loans that have been approved and sent to the attorney for closing, but have not yet been returned for processing.  These loans are not given a risk grade until they have been processed and are therefore excluded from the credit quality reporting.

The Bank assigns a risk grade to each commercial loan.  The grading system established by the Bank includes grades 1 through 9.  These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss.

The Bank reviews its loan portfolio not less than quarterly to determine whether any assets require classification or re-classification.  At December 31, 2009, the Company had $84.0 million of classified assets, including $34.6 million classified as special mention, $44.3 million classified as substandard, none classified as doubtful and $5.1 million classified as loss; compared to $57.9 million of classified assets at December 31, 2008, including $29.1 million classified as special mention, $27.3 million classified as substandard, none classified as doubtful and $1.5 million classified as loss.

The following tables set forth information with respect to the Bank’s credit exposure at the dates indicated.

Commercial Credit Exposure - Credit Quality by Risk Grade

	Commercial		Commercial		Commercial
	Real Estate (1)		Construction (2)		Business
Grade	2009	2008	2009	2008	2009	2008
			(In Thousands)
1	$0	$0	$0	$0	$30	$0
2	2,705	6,634	500	5,653	419	513
3/4 (3)	292,175	367,034	51,134	127,369	20,166	35,011
5 (4)	51,872	0	16,765	0	1,684	0
6	25,582	23,274	5,430	3,197	2,508	670
7	22,610	12,601	2,248	5,590	735	199
Total	$394,944	$409,543	$76,077	$141,809	$25,542	$36,393

(1)	Does not include impaired loans of $23.0 million and $8.2 million at December 31, 2009 and 2008 respectively.
(2)	Does not include work-in-process of $1.7 million and $1.1 million at December 31, 2009 and 2008 respectively.
(3)	The Bank revised the Credit Risk Grading scale in 2009, the new 3 and 4 were previously under one category and consequently, for the 2009 and 2008 comparison, these totals are combined.
(4)	The Bank revised the Credit Risk Grading scale in 2009 and added a new rating of 5.

Consumer Credit Exposure - Credit Quality by Classification

	Consumer (1)		Residential Mortgage (2)		Lease Receivables
Classification	2009	2008	2009	2008	2009	2008
			(In Thousands)
Pass	$88,437	$100,148	$49,091	$41,212	$9,785	$11,549
Special Mention	527	424	531	1,506	0	11
Substandard	591	1,099	217	1,179	33	0
Total	$89,555	$101,671	$49,839	$43,897	$9,818	$11,560

(1)	Does not include work-in-process of $87,000 and $137,000 at December 31, 2009 and 2008 respectively.
(2)	Does not include work-in-process and participation loans of $3.1 million at both December 31, 2009 and 2008.

Impaired Loans

					Interest Income
	Ending Balance		Associated Allowance		Recognized
	2009	2008	2009	2008	2009	2008
			(In Thousands)
Commercial	$22,967	$8,177	$5,117	$1,581	$899	$462
Consumer-Other	0	0	0	0	0	0
Total	$22,967	$8,177	$5,117	$1,581	$899	$462

Allowance for Credit Losses.  The Bank maintains both general and specific allowances for loan and lease losses and an allowance for unfunded loan commitments (collectively, the “allowance for credit losses”) at levels the Bank believes are appropriate in light of the risk inherent in the loan and lease portfolio and in unfunded loan commitments.  The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis.  Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for loan credit losses.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses.  The Bank’s principal focus is on maintaining the adequacy of the total allowance for credit losses.  Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.  Management evaluates the information upon which it bases the allowance for credit losses quarterly and believes its accounting decisions remain accurate.  However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information regarding lending activities and the allowance for credit losses.

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and  unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2004	$8,343	$—	$8,343
Provision for credit losses	602	1,109	1,711
Loans and Leases charged-off	(848)	—	(848)
Loans and Leases recovered	16	—	16
Net (charge-offs)/recoveries	(832)	—	(832)
Balance at December 31, 2005	8,113	1,109	9,222

Balance at December 31, 2005	8,113	1,109	9,222
Provisions for credit losses	1,277	(344)	933
Loans and Leases charged-off	(342)	—	(342)
Loans and Leases recovered	110	—	110
Net (charge-offs)/recoveries	(232)	—	(232)
Balance at December 31, 2006	9,158	765	9,923

Balance at December 31, 2006	9,158	765	9,923
Provisions for credit losses	712	(362)	350
Loans and Leases charged-off	(421)	—	(421)
Loans and Leases recovered	37	—	37
Net (charge-offs)/recoveries	(384)	—	(384)
Balance at December 31, 2007	9,486	403	9,889

Balance at December 31, 2007	9,486	403	9,889
Provisions for credit losses	4,107	(63)	4,044
Loans and Leases charged-off	(2,168)	—	(2,168)
Loans and Leases recovered	193	—	193
Net (charge-offs)/recoveries	(1,975)	—	(1,975)
Balance at December 31, 2008	11,618	340	11,958

Balance at December 31, 2008	11,618	340	11,958
Provisions for credit losses	7,280	(100)	7,180
Loans and Leases charged-off	(5,775)	—	(5,775)
Loans and Leases recovered	381	—	381
Net (charge-offs)/recoveries	(5,394)	—	(5,394)
Balance at December 31, 2009	$13,504	$240	$13,744

The following table sets forth information with respect to the Bank’s allowance for loan and lease losses by loan category at the dates indicated.

	December 31, 2009
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Allowance for collectively evaluated impaired
Beginning Balance	$8,448	$321	$604	$510	$154	$10,037
Charge-Offs	2,371	443	1,636	12	0	4,462
Recoveries	57	50	274	0	0	381
Provisions	469	586	1,497	(121)	0	2,431
Ending Balance	$6,603	$514	$739	$377	$154	$8,387

Allowance for individually evaluated impaired
Beginning Balance	$1,085	$496	$0	$0	$0	$1,581
Charge-Offs	817	496	0	0	0	1,313
Recoveries	0	0	0	0	0	0
Provisions	4,795	54	0	0	0	4,849
Ending Balance	$5,063	$54	$0	$0	$0	$5,117

	December 31, 2008
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Allowance for collectively evaluated impaired
Beginning Balance	$6,335	$352	$1,253	$510	$166	$8,616
Charge-Offs	340	228	708	0	22	1,298
Recoveries	66	68	59	0	0	193
Provisions	2,387	129	0	0	10	2,526
Ending Balance	$8,448	$321	$604	$510	$154	$10,037

Allowance for individually evaluated impaired
Beginning Balance	$830	$10	$30	$0	$0	$870
Charge-Offs	830	10	30	0	0	870
Recoveries	0	0	0	0	0	0
Provisions	1,085	496	0	0	0	1,581
Ending Balance	$1,085	$496	$0	$0	$0	$1,581

The following table sets forth information with respect to the Bank’s loan balances by loan category at the dates indicated.

	December 31, 2009
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Collectively evaluated impaired
Beginning Balance	$552,093	$36,742	$101,808	$46,990	$11,561	$749,194
Originations	66,570	10,187	16,508	133,558	5,927	232,750
Sales/Repayments	115,616	20,383	25,217	126,937	7,670	295,823
Charge-Offs	2,371	443	1,636	12	0	4,462
Transfers to REO	12,461	0	1,821	637	0	14,919
Transfers to/from individually impaired	(16,049)	(54)	0	0	0	(16,103)
Other	0	0	0	0	0	0
Ending Balance	$472,166	$26,049	$89,642	$52,962	$9,818	$650,637

Individually evaluated impaired
Beginning Balance	$7,681	$496	$0	$0	$0	$8,177
Charge-Offs	817	496	0	0	0	1,313
Transfers to/from collectively impaired	16,049	54	0	0	0	16,103
Other	0	0	0	0	0	0
Ending Balance	$22,913	$54	$0	$0	$0	$22,967

	December 31, 2008
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Collectively evaluated impaired
Beginning Balance	$557,261	$45,506	$101,694	$51,190	$13,101	$768,742
Originations	215,038	17,783	41,045	48,947	6,423	329,236
Sales/Repayments	208,531	25,823	39,780	53,080	7,941	335,155
Charge-Offs	340	228	708	0	22	1,298
Transfers to REO	9,901	0	529	67	0	10,497
Transfers to/from individually Impaired	(1,434)	(496)	86	0	0	(1,844)
Other	0	0	0	0	0	0
Ending Balance	$552,093	$36,742	$101,808	$46,990	$11,561	$749,194

Individually evaluated impaired
Beginning Balance	$7,077	$10	$116	$0	$0	$7,203
Charge-Offs	830	10	30	0	0	870
Transfers to/from collectively impaired	1,434	496	(86)	0	0	1,844
Other	0	0	0	0	0	0
Ending Balance	$7,681	$496	$0	$0	$0	$8,177

The following table allocates the allowance for credit losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$377	2.8%	$510	4.4%	$510	6.7%	$510	9.5%	$510	9.7%
Commercial (1)(2)	12,388	91.7	10,504	90.4	7,694	80.8	7,309	77.6	6,279	77.7
Consumer	739	5.5	604	5.2	1,282	12.5	1,339	12.9	1,324	12.6
Total allowance for loan and lease losses	$13,504	100.0%	$11,618	100.0%	$9,486	100.0%	$9,158	100.0%	$8,113	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$—	0.0%	$—	0.0%	$—	0.0%	$20	2.6%	$57	5.1%
Commercial	63	26.3	121	35.6	163	40.4	431	56.4	684	61.7
Consumer	177	73.7	219	64.4	240	59.6	314	41.0	368	33.2
Total allowance for unfunded loan commitments (3)	$240	100.0%	$340	100.0%	$403	100.0%	$765	100.0%	$1,109	100.0%

Combined total allowance for credit losses	$13,744		$11,958		$9,889		$9,923		$9,222

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $5.1 million of specific allowance for loan losses on 45 commercial real estate loans.
(3)	Recorded as other liabilities in the consolidated statements of financial condition.

Qualitative and Quantitative Analysis.  The assessment of the adequacy of the allowance for credit losses includes an analysis of qualitative and quantitative trends in the levels of both classified and pass loans.  In developing this analysis, the Bank relies on estimates and exercises management’s best judgment in assessing credit risk. The following table sets forth information with respect to the Bank’s allocation of quantitative percentage factors used in determining the allowance for credit losses for each of the loan categories and risk grades at December 31, 2009.

	Allocation of Quantitative Percentage Factors by Assigned Risk Grade
Category	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	20.00%	10.00%	5.00%	0.45%	0.35%	0.35%	0.20%	0.10%
Commercial Non-Real Estate Secured	100.00%	50.00%	12.00%	5.00%	0.45%	0.35%	0.35%	0.20%	0.10%
Commercial Non-Real Estate Unsecured	100.00%	50.00%	15.00%	7.50%	0.45%	0.35%	0.35%	0.20%	0.10%
Consumer Real Estate	100.00%	20.00%	10.00%	5.00%	N/A	N/A	N/A	N/A	N/A
Consumer Non-Real Estate Secured	100.00%	50.00%	20.00%	10.00%	N/A	N/A	N/A	N/A	N/A
Consumer Non-Real Estate Unsecured	100.00%	50.00%	25.00%	15.00%	N/A	N/A	N/A	N/A	N/A
Residential Real Estate	100.00%	15.00%	10.00%	5.00%	N/A	N/A	N/A	N/A	N/A
Lease Receivables	100.00%	50.00%	20.00%	10.00%	N/A	N/A	N/A	N/A	N/A

Pass Loans and Leases		Unfunded Commitments
Consumer Loans	0.50%	Commercial Real Estate Lines of Credit	0.25%
Home Equity Lines of Credit	0.45%	Commercial Non-Real Estate Lines of Credit	0.25%
Reserve Lines of Credit	0.75%	Commercial Standby Letters of Credit	0.25%
Mortgage Loans	0.35%	Home Equity Lines of Credit	0.25%
Lease Receivables	1.30%	Consumer Real Estate Lines of Credit	0.25%
Work-in-Process	0.25%	Consumer Non-Real Estate Lines of Credit	0.25%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the allowance for credit losses (ACL) as of December 31, 2009.   The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation.  Adjustments for each component may range from -10 basis points to +10 basis points.  A component score of 0 basis points indicates no effect on the ACL.  A component rating of +10 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL.  A -10 basis point component rating indicates the most positive effect on the ACL.

	Basis Point Adjustment for Qualitative Factors
Component	Loans and Leases	Unfunded Commitments
Local, State, and National Economies	3	1
Concentration of Credits	6	4
Interest Rate Movements	3	2
Volume and Mix of Loans	5	2
Seasoning of Commercial Loan Portfolio	2	0
Experience of Staff	1	0
Adjustment for Level and Trends of Delinquencies	5	1
Total Basis Point Adjustment for Qualitative Factors	25	10

Investment Activities

General.  Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans.  The Bank’s Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”) and mortgage-backed securities.  The Bank’s objective is to use such investments to reduce credit risk and provide liquidity.  At December 31, 2009, the Company’s mortgage-backed securities and investment securities portfolio amounted to $97.2 million and $407,000, respectively.  At such date, the Company had an unrealized gain of $322,000, net of deferred taxes, with respect to its securities.

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

Mortgage-Backed Securities.  At December 31, 2009, the Company’s mortgage-backed securities amounted to $97.2 million, or 11.7% of total assets.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank.  Such intermediaries may include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”) which guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  At December 31, 2009, all of the Company’s mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

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

At December 31, 2009, mortgage-backed securities with an amortized cost of $96.1 million and a carrying value of $96.7 million were held as available for sale, and mortgage-backed securities with an amortized cost of $514,000 and a carrying value of $514,000 were held for investment.  Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.  Mortgage-backed securities classified as available for sale are carried at fair value.  Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2009, the Bank’s mortgage-backed securities had a weighted average yield of 4.50%.  See Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2009, the average contractual maturity of the Company’s fixed-rate mortgage-backed securities available for sale was approximately 24.4 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 3.7 years.  The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages.  Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security.  The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security.  Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment.  The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates.  The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments.  During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease.  If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.  Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

Investment Securities.  Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities bought with the intent to hold to maturity are classified as held for investment and reported at amortized cost; (2) debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

The Company had no investment securities at December 31, 2009. The Bank purchased $5.0 million of investment securities as available for sale during 2009. During 2009, there were $20.0 million of maturities and $20.9 million of sales of investment securities available for sale, respectively. Proceeds from investment maturities and sales are used in daily liquidity management activities including funding borrowing maturities, deposit withdrawals or are reinvested into new investment securities or short-term interest bearing overnight funds.

Equity Securities.  The Company’s equity securities consist of shares of restricted common stock of Triangle Capital Corporation (NASDAQ: TCAP) received in 2007 upon completion the TCAP public offering.  Prior to the public offering, the Company was a 2.2% limited partner in the Triangle Mezzanine Fund, LLLP, with a limited investment of $500,000.  In the public offering, TCAP acquired the Triangle Mezzanine Fund, LLLP, and the limited partners received shares of TCAP restricted common stock in amounts equivalent to their limited investment in the Triangle Mezzanine Fund, LLLP.  TCAP is a specialty finance company organized to provide customized financing solutions to lower middle market companies located throughout the United States, with an emphasis on the Southeast.  At December 31, 2009, the TCAP equity securities owned by the Company had a market value of approximately $407,000.

The Company had $3.9 million of FHLB stock at December 31, 2009.

The following table sets forth the carrying value of the Company’s investment, mortgage-backed, and  equity securities portfolio at the dates indicated.  See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

	At December 31,
	2009	2008	2007
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$—	$36,220	$48,651
Mortgage-backed securities	96,725	31,995	37,828
Equity securities	407	344	413
Total	$97,132	$68,559	$86,892

Securities held to maturity:
FHLB stock	$3,890	$3,659	$3,210
Mortgage-backed securities	514	832	1,292
Total	$4,404	$4,491	$4,502

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company’s investment securities and mortgage-backed securities portfolio at December 31, 2009.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$0	$0	—%
Mortgage-backed securities	—	—	1,197	6.18	—	—	95,528	4.48	96,725	96,095	4.50
Securities held to maturity:
FHLB stock (1)	—	—	—	—	—	—	3,890	—	3,890	3,890	—
Mortgaged-backed securities	—	—	514	4.00	—	—	—	—	514	514	4.00
Equity securities	407	12.09	—	—	—	—	—	—	407	505	12.09
Total	$407	12.09%	$1,711	5.53%	$—	—%	$99,418	4.30%	$101,536	$100,004	4.36%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers.  Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service.  Substantially all of the Bank’s depositors are North Carolina residents.  To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time.  To better serve its customers, the Bank has installed automatic teller machines at twenty-five office locations.

The following tables set forth the distribution of the Bank’s deposit accounts and corresponding weighted average interest rates.  Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2009		2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$212,502	0.11%	$208,923	0.22%	$227,601	0.97%
Money market	12,006	0.19	14,445	0.20	16,047	2.22
Savings accounts	23,137	0.13	26,554	0.38	17,498	0.15
Total	247,645	0.12	249,922	0.24	261,146	0.99

Certificate accounts:
Less than 12 months (1)	74,914	1.42	102,250	3.13	225,839	4.58
12-14 months (1)	274,384	1.80	266,768	3.66	227,626	4.94
15-72 months (1)	91,568	3.41	97,487	3.95	46,759	4.30
Total	440,866	2.07	466,505	3.61	500,224	4.72
Total deposits	$688,511	1.32%	$716,427	2.43%	$761,370	3.44%

(1)	Original term.

See Note 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009.  At such date, such deposits represented 35.5% of total deposits and had a weighted average rate of 2.20%.

Maturity Period
(In thousands)
Three months or less	$519
Over three months	24,099
Over six through 12 months	126,649
Over 12 months	72,932
Total	$224,199

At December 31, 2009, FHLMC mortgage-backed securities with an amortized cost of $6.2 million were pledged as collateral for deposits from public entities and repurchase agreements.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities.  The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances.  Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities.  The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank’s total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances.  Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets.  During the years ended December 31, 2009, 2008 and 2007, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements.  Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.  See Note 9 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$35,000	$45,000	$35,000
Federal funds purchased and securities sold under repurchase agreements	2,380	7,558	7,067
Rate paid on:
FHLB advances	3.04%	3.01%	4.40%
Federal funds purchased and securities sold under agreement to repurchase	0.25%	0.25%	3.38%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	50,500	53,000	40,800
Federal funds purchased and securities sold under repurchase agreements	7,146	12,805	9,198
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	41,081	45,274	9,155
Federal funds purchased and securities sold under repurchase agreements	4,907	9,671	7,221
Approximate weighted average rate paid on: (1)
FHLB advances	3.00%	3.07%	5.01%
Federal funds purchased and securities sold under repurchase agreements	0.25%	1.81%	4.34%

(1)	Based on month-end balances.

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

The Bank attracts its deposits through its branch offices primarily from the local communities.  Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions and brokers in the Bank’s primary market area.  The Bank competes for deposits and loans by offering a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.  The Bank believes it has developed strong relationships with local realtors and the community in general. The Bank’s primary market area for gathering deposits and/or originating loans is central, eastern, northeastern and southeastern North Carolina, where the Bank’s offices are located.

In addition, the Bank makes securities brokerage services available through an affiliation with an independent broker-dealer.

Employees

As of December 31, 2009, the Bank had 264 full-time and 29 part-time employees, none of whom were represented by a collective bargaining agreement.  Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices.  The FDIC also has the authority to conduct special examinations.  The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

Capital Requirements.  The FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively.  The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” to total assets of 3.0%.  Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the “CAMELS” rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital.  All other bank holding companies and banks must maintain a leverage ratio of at least 4.0%.  Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and credit card receivables), identified losses and certain investments.

As a DIF-insured, state chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies.  Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels.  In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

In addition to the leverage ratio, the regulations of the FRB and the FDIC require bank holding companies and state chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least 4.0% must be Tier 1 capital.  Qualifying total capital consists of Tier 1 capital plus Tier 2 or “supplementary capital” items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities.  The includible amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital.  Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions.  The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories ranging from 0% to 100%. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor.  The sum of these weighted values equals the bank holding company or the bank’s risk-weighted assets.

In addition to FDIC regulatory capital requirements, the Commissioner requires that the Bank have adequate capitalization based upon each Bank’s particular set of circumstances.  The Bank is subject to the Commissioner’s capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital.  Common capital is defined as the total of the par value of shares times the number of shares outstanding.

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

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets).  The following table shows the actual and required capital ratios for the various prompt corrective action categories as of December 31, 2009.

			Adequately		Significantly
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	13.52%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	12.26%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	9.56%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

*  3.0% if institution has a composite 1 CAMELS rating.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%.  Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.  The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note 11 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2009 Annual Report filed as Exhibit 13 hereto for additional information.

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

The Bank’s CRA rating would be a factor to be considered by the FRB and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications.  During the Bank’s last compliance examination, the Bank received an outstanding rating with respect to CRA compliance.

Federal Home Loan Bank System.  The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”).  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta.  The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2009, of $3.9 million.  The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves.  Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $10.7 million up to $55.2 million, plus 10% on the remainder.  This percentage is subject to adjustment by the FRB.  Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of December 31, 2009, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks.  North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”) was enacted to temporarily raise the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include a majority of all insured institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  During the year ended December 31, 2009, the Bank was assigned to Risk Category I.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV).  The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points.  The Bank’s quarterly Deposit Insurance Fund assessments during the year ended December 31, 2009 ranged from 1.67 to 3.86 basis points of assessable deposits.

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

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund.  The Bank’s quarterly FICO payments during the year ended December 31, 2009 averaged 1.04 basis points of assessable deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”).  All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier.  The Bank elected to opt out of the Debt Guarantee Program.  The Bank elected to participate in the TAG Program and as a result, does not anticipate a material increase in its deposit insurance premiums.  On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010.  As a Risk Category I  bank, for amounts exceeding the existing $250,000 deposit insurance limit in noninterest-bearing transaction accounts the Bank will be assessed an annualized fee of 15 basis points and collected quarterly through June 30, 2010.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments are designed to provide the FDIC with additional liquid assets for the DIF, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions.  The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010.  The prepaid assessment for all insured institutions was collected on December 30, 2009.  For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009.  That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Bank paid a $4.7 million prepaid assessment and it will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes.  On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

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

Liquidity Requirements.  FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the bank.  The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings.  Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 17.8% of total deposits and short-term borrowings at December 31, 2009, which management believes is adequate.

Dividend Restrictions.  Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Limits on Loans to One Borrower.  The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities.  Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank.  Under these limits, the Bank’s loans to one borrower were limited to $14.1 million at December 31, 2009.  At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.  Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors.  At December 31, 2009, the Bank’s largest lending relationship was a $8.1 million relationship consisting of 14 commercial real estate loans and one consumer loan.  All loans within this relationship were current and performing in accordance with their terms at December 31, 2009.

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

USA Patriot Act.  The USA Patriot Act (“Patriot Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company and is registered with the Federal Reserve Board.  Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB.  As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB.  The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries.  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.  In evaluating applications for acquisitions, the FRB considers such things as the financial condition and management of the target and the acquirer, the convenience and needs of the communities involved (including CRA ratings) and competitive factors.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.  The Company currently engages in some of these permitted activities through the Bank, but has no present plans to operate a credit card company or factoring company, perform data processing operations, real estate and personal property appraising or provide tax planning and tax preparation services.

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.”  A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities.  These include insurance underwriting and investment banking.  The Company has not opted to become a financial holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.  See “— Depository Institution Regulation — Capital Requirements.”

Acquisition of Bank Holding Companies and Banks.  Under the BHCA, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank.  For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.  The Change in Bank Control Act (“CBCA”) and the related regulations of the FRB require any person or persons acting in concert, to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank.  The CBCA defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company, such as the Company, whose securities are registered under the Securities Exchange Act of 1934.

Interstate Banking.  Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The FRB may not approve the acquisition of a bank that has not been in existence for a minimum of five years without regard for a longer minimum period specified by the law of the host state.  The FRB is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control (i) more than 10% of the insured deposits in the United States, or (ii) 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not limit a state’s authority to restrict the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit.

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

Dividends.  The FRB has issued a joint interagency statement on the payment of cash dividends by banking organizations, which expresses the FRB’s view that in setting dividend levels, a banking organization should consider its ongoing earnings capacity, the adequacy of its loan loss allowance, and the overall effect that a dividend payout would have on its cost of funding, its capital position, and, consequently, its ability to serve the expected needs of creditworthy borrowers. Banking organizations should not maintain a level of cash dividends that is inconsistent with the organization's capital position, that could weaken the organization's overall financial health, or that could impair its ability to meet the needs of creditworthy borrowers. Supervisors will continue to review the dividend policies of individual banking organizations and will take action when dividend policies are found to be inconsistent with sound capital and lending policies.  Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.  See “— Depository Institution Regulation — Prompt Corrective Regulatory Action.”

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth.  The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with the FRB.  Bank holding companies whose capital ratios exceeded the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were rated CAMELS 1 or 2 in their most recent regulatory inspection and are not the subject of any unresolved supervisory issues.

Taxation – General

The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation

The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has assessed if it had any significant uncertain tax positions as of December 31, 2009 and determined there were none.  Accordingly, no reserve for uncertain tax positions was recorded.

The Company’s federal income tax returns have been audited through the year ended December 31, 2007.

State Income Taxation

Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments.  An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the 2009 Annual Report filed as Exhibit 13 hereto.

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

Since December 31, 2008, the prime lending rate has remained at 3.25%, while the Federal Funds rate has held constant at 0.00% to 0.25%. Short-term and intermediate-term market interest rates are used as a guide to price the Bank’s loans and deposits.  The decline in such interest rates has had a negative impact on the Bank’s interest rate spread and net interest margin, due to the interest sensitivity of the Bank’s interest-earning assets.  With the Federal Reserve’s current policy of continuing to hold interest rates at historical low levels, it is not foreseeable that interest rates can decline farther. In this extraordinary interest rate environment, rates would be driven below zero if downward interest rate assumptions were made. Should short-term interest rates increase dramatically in the near future, and if rates on the Bank’s loans and investments reprice upwards faster than the rates on the Bank’s deposits and borrowings, the Bank could experience an increased interest rate spread and net interest margin, which could have a positive effect on the Bank’s profitability.

Changes in current interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Conversely, increases in the fair value of securities available for sale resulting from decreases in interest rates could have a positive effect on stockholders’ equity.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition in originating loans and in attracting deposits.  This competition makes it more difficult for the Bank to originate new loans and at times has required the Bank to offer higher deposit rates.  Price competition for loans and deposits could result in the Bank earning less on loans and paying more on deposits, which could reduce net interest income.  Competition also makes it more difficult to grow loans and deposits, and to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

If the Bank experiences greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if the Bank experiences greater nonpayment levels than anticipated, earnings and overall financial condition, as well as the value of the Company’s common stock, could be adversely affected.  There is no assurance that monitoring procedures and policies will reduce certain lending risks or that the allowance for credit losses will be adequate to cover actual losses. In addition, as a result of inherent risks in the loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Loan losses will reduce the allowance for credit losses, and reduction in the allowance for credit losses could be restored by an increase in the provision for loan losses. This would reduce earnings which could have an adverse effect on the stock price.

The Bank emphasizes commercial real estate, commercial business and consumer lending, which generally are riskier than residential mortgage lending.

The Bank currently operates as a North Carolina chartered commercial bank.  Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences.  Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans.  As a result, the Board of Directors determined to refocus the Bank’s strategy.  Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank has gradually expanded into commercial real estate, commercial business and consumer lending.  In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products.  As a result of these efforts over the years, at December 31, 2009, the Company had commercial real estate, commercial construction, commercial business and consumer loans totaling $419.0 million, $91.9 million, $26.1 million and $90.7 million, respectively, which represented 60.5%, 13.3%, 3.8% and 13.1%, respectively, of total loans.  At December 31, 2009, $54.5 million, or 7.9% of total loans, consisted of residential real estate mortgage loans.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and this is more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.  See “Business of the Bank – Lending Activities – Consumer and Other Lending.”

Weakness continues in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce the Company’s net income and profitability.

Since 2007, the United States has experienced a continued softening in the residential housing markets, increasing delinquency and default rates. This has resulted in continued volatile and constrained secondary credit markets, which has resulted in a tightening of mortgage guidelines with our investors and mortgage guaranty insurance companies. The results have affected the mortgage industry in general by reducing mortgage credit for home buyers who otherwise may have qualified for a home loan prior to 2007. The Company’s financial results may be adversely affected by changes in real estate values and tightening of credit guidelines in areas in which it operates. Decreases in real estate values in these areas could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, then the Company’s net income and profits may decrease.

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

Additionally, continued weakness in the secondary market for residential lending could have an adverse impact upon the Company’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect the Company’s financial condition or results of operations.

Liquidity is essential to the Bank’s business and it relies, in part, on external funding sources to finance a portion of its operations.

Liquidity is essential to the Bank’s business and could be negatively affected by the inability to access secured lending markets or raise funding in the long-term or short-term capital markets. Factors that cannot be controlled, such as disruption of the financial markets or negative views about the financial services industry generally, could impair the ability to raise funding. In addition, the ability to raise funding could be impaired if the FHLB develops a negative perception of the Bank’s long-term or short-term financial prospects. Such negative perceptions could be developed due to a decline in the level of business activity, actions regulatory authorities might take, or the discovery of employee misconduct or illegal activity, among other things. If the Bank were unable to raise funds using the methods described above, it would likely need to liquidate unencumbered assets, such as the investment and loan portfolios, to meet maturing liabilities. The Bank may be unable to sell some of its assets, or may have to sell assets at a discount from market value, either of which could adversely affect its operations.

The capital and credit markets have experienced unprecedented levels of volatility.

During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that the Company will not experience an adverse effect on its ability to access capital, its business, its financial condition, and its results of operations.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. These actions include the government-assisted acquisition of certain investment brokerage firms; the federal conservatorship of Fannie Mae and Freddie Mac; and the historic Troubled Asset Relief Program (“TARP”) authorizing the U.S. Treasury to invest in financial institutions and purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. There can be no assurance as to when or if the government will further intervene in the financial sector and what impact government actions will have on the financial markets. Governmental intervention (or the lack thereof) could materially and adversely affect the Company’s business, financial condition and results of operations.  After careful review and consideration, the Company determined not to participate in the TARP program.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s market area consists of eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2009, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.  Because of the Bank’s concentration of business activities in its primary market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  The current economic environment has adversely affected real estate values, the volume of home sales, unemployment and other related economic conditions in the markets served by the Company and the Bank.

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

The Bank is a customer-focused and relationship-driven organization.  The Bank expects its future growth to be driven in large part by the relationships maintained with its customers by the executive and other key officers.  The unexpected loss of services of any executive and other key officers could have an adverse effect on operations and possibly result in reduced revenues and earnings.

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

Item 1B. Unresolved Staff Comments.  The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2. Properties

The following table has the location and information regarding the Bank’s offices at December 31, 2009.

	Year Opened	Owned or Leased	Book Value at December 31, 2009	Approximate Square Footage
	(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$523	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	83	4,680

1328 John Small Avenue Washington, NC	2001	Leased	5	1,916

2999 US Highway 17 South Chocowinity, NC	1999	*	208	2,530

301 E. Arlington Blvd Greenville, NC	1993	Owned	241	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	696	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	1,031	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	113	2,500

2236 S. Croatan Hwy, Suite 6 Nags Head, NC	2002	Leased	30	1,600

47560 NC Hwy 12 Buxton, NC	2005	*	448	2,029

2430 Heritage Street Kinston, NC	2001	Leased	19	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	248	2,600

202 Craven Street New Bern, NC	1995	Leased	5	2,500

2019 S. Glenburnie Road ** Crossroads Shopping Center New Bern, NC	2004	Leased	34	435

11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	70	1,600

241 Green Street Fayetteville, NC	1999	Owned	727	9,550

705 Executive Place Fayetteville, NC	1999	Leased	19	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	325	6,000

	Year Opened	Owned or Leased	Book Value at December 31, 2009	Approximate Square Footage
	(Dollars in thousands)
3000 N. Elm Street Lumberton, NC	2001	Leased	217	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	480	2,072

904-A West Broad Street Dunn, NC	2007	Leased	22	1,477

100 E. Hope Lodge Street Tarboro, NC	2000	Leased	9	1,350

300 Sunset Avenue Rocky Mount, NC	1994	Owned	236	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	950	5,635

1378 Benvenue Road Rocky Mount, NC	2000	*	234	5,376

3635 N. Halifax Road Rocky Mount, NC	2000	Leased	18	396

4800 Six Forks Road Six Forks III, Suite 115 Raleigh, NC	2004	Leased	25	4,501

4215-01 University Drive Durham, NC	2004	Leased	160	2,000

2601 Irongate Drive, Suite 102 Wilmington, NC	2007	Leased	29	2,481

Loan Production Office: 3210 N. Croatan Hwy Kill Devil Hills, NC	2009	Leased	1	1,500

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	648	10,000

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	607	10,000

First South Leasing, LLC: 1035 Director Court, Suite C Greenville, NC	2001	Leased	10	1,146

Total book value			$8,471

*	Lease land, own building.
**	This office closed on January 15, 2010.

The book value of the Bank’s premises and equipment was $8.5 million at December 31, 2009.  See Notes 1 and 5  to Consolidated Financial Statements in the 2009 Annual Report filed as Exhibit 13 hereto.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business.  At December 31, 2009, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.  There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           The information contained in the sections captioned “Stockholder Information — Stock Listing Information” and “— Stock Price Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2009 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.
(b)           Not applicable.
(c)           The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

	(a)	(b)	(c)	(d)
				Maximum
			Total Number of	Number of Shares that
	Total		Shares Purchased	May Yet Be Purchased
	Number of	Average	as Part of Publicly	Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	Programs	Programs (1)

October 2009 Beginning date: October 1 Ending date: October 31	-0-	$0.00	-0-	486,905

November 2009 Beginning date: November 1 Ending date: November 30	-0-	0.00	-0-	486,905

December 2009 Beginning date: December 1 Ending date: December 31	-0-	0.00	-0-	486,905

(1) Shares may be purchased under a repurchase program announced on January 26, 2009.  Under this program, the Company announced that it may purchase up to 486,905 shares of its Common Stock.  This program expired on January 15, 2010.  The Company purchased none of the 486,905 shares approved under that plan.

Item 6.  Selected Financial Data

The information contained in the table captioned “Selected Consolidated Financial Information and Other Data” on page 3 in the Annual Report filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk” in the Annual Report filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained in the Annual Report filed as Exhibit 13 hereto, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by the Company’s independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2009, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2009.

Turlington and Company, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein.

First South Bancorp, Inc.
March 8, 2010

/s/ Thomas A. Vann	/s/ William L. Wall
Thomas A. Vann	William L. Wall
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 8, 2010, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina
March 8, 2010

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

Item 11.  Executive Compensation

The information contained under the sections captioned “Proposal I — Election of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	171,770	$16.04	914,500

Equity compensation plans not approved by security holders	—	—	—
Total	171,770	$16.04	914,500

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements as of and for the Years Ended December 31, 2009, 2008, and 2007

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
Amendment dated December 18, 2008 to the amended and restated First South Bank and First South Bancorp, Inc. Employment Agreement with Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.2
Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.2(a)
Amendments dated December 18, 2008 to the Change in Control Protective Agreements between First South Bank and First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.3
Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3(a)
Amendments dated December 26, 2008 to the Supplemental Income Agreements, as amended and restated, between First South Bank and Sherry L. Correll and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.4
Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.4(a)
Amendments dated December 26, 2008 to the Supplemental Income Plan Agreements, as amended and restated, between First South Bank and Thomas A. Vann and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.5
Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5(a)
Amendments dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreements, as amended and restated, between Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.6
First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.6(a)
Amendments dated December 26, 2008 to the Director’s Retirement Plan Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.7
Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.7(a)
Amendments dated December 26, 2008 to the Director’s Retirement Payment Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.8
Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.8(a)
Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, between First South Bank an Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.9
First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*

10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11
Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*

10.12
Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*

10.12 (a)
Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, between First South Bank and First South Bancorp, Inc. and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.13
Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))

10.14
Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.14(a)
Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.15
Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.15(a)
Amendment dated December 18, 2008 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

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
March 8 , 2010
	By:	/s/ Thomas A. Vann
Thomas A. Vann
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann
March 8, 2010
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall
March 8, 2010
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.
March 8, 2010
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher
March 8, 2010
Frederick N. Holscher
Director

/s/ Frederick H. Howdy
March 8, 2010
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.
March 8, 2010
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton
March 8, 2010
Marshall T. Singleton
Director

/s/ H. D. Reaves, Jr.
March 8, 2010
H. D. Reaves, Jr.
Director