Form 10-Q
period 2010-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2010-05-07
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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
Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐          No  ☒

Number of shares of common stock outstanding as of May 7, 2010: 9,743,971

CONTENTS

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31	December 31
	2010	2009	*
	(unaudited)
Assets

Cash and due from banks	$16,831,686	$17,758,370
Interest-bearing deposits in financial institutions	5,384,936	11,879,794
Investment securities - available for sale	473,013	407,317
Mortgage-backed securities - available for sale	94,300,764	96,725,468
Mortgage-backed securities - held for investment	433,849	513,882
Loans and leases receivable, net:
Held for sale	4,602,352	6,548,980
Held for investment	637,681,102	652,106,538
Premises and equipment, net	9,034,379	8,539,759
Other real estate owned	8,382,922	10,561,071
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,889,500	3,889,500
Accrued interest receivable	3,211,267	3,318,141
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,281,493	1,278,688
Identifiable intangible assets	125,760	133,620
Income tax receivable	2,360,973	1,831,598
Prepaid expenses and other assets	8,395,828	10,179,333

Total assets	$800,608,400	$829,890,635

Liabilities and Stockholders' Equity

Deposits:
Demand	$225,997,352	$224,507,362
Savings	24,708,818	23,137,391
Large denomination certificates of deposit	221,231,944	224,198,974
Other time	212,501,766	216,667,331
Total deposits	684,439,880	688,511,058
Borrowed money	12,441,108	37,380,388
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,455,479	7,475,085
Total liabilities	714,646,467	743,676,531

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,743,971 and 9,742,296 shares outstanding, respectively	97,440	97,423
Additional paid-in capital	35,837,648	35,841,364
Retained earnings, substantially restricted	81,712,017	82,111,114
Treasury stock at cost	(32,122,465)	(32,158,074)
Accumulated other comprehensive income, net	437,293	322,277
Total stockholders’ equity	85,961,933	86,214,104

Total liabilities and stockholders’ equity	$800,608,400	$829,890,635

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2010	2009

Interest income:
Interest and fees on loans	$10,108,953	$11,701,635
Interest and dividends on investments and deposits	1,042,274	869,085
Total interest income	11,151,227	12,570,720

Interest expense:
Interest on deposits	2,153,638	4,178,937
Interest on borrowings	139,096	339,800
Interest on junior subordinated notes	80,016	110,438
Total interest expense	2,372,750	4,629,175

Net interest income	8,778,477	7,941,545
Provision for credit losses	2,420,000	1,520,000
Net interest income after provision for credit losses	6,358,477	6,421,545

Non-interest income:
Fees and service charges	1,630,517	1,750,485
Loan servicing fees	179,733	158,663
Gain (loss) on sale of other real estate, net	12,497	(79,733)
Gain on sale of mortgage loans	192,096	257,885
Gain on sale of mortgage-backed securities	480,082	-
Gain on sale of investment securities	-	465,522
Other income	199,247	267,701
Total non-interest income	2,694,172	2,820,523

Non-interest expense:
Compensation and fringe benefits	3,691,202	3,407,672
Federal insurance premiums	297,265	140,162
Premises and equipment	459,186	463,915
Advertising	31,563	22,841
Payroll and other taxes	376,614	351,721
Data processing	618,396	599,015
Amortization of intangible assets	117,485	113,870
Other	908,463	902,718
Total non-interest expense	6,500,174	6,001,914

Income before income taxes	2,552,475	3,240,154

Income taxes	1,002,778	1,235,635

Net income	$1,549,697	$2,004,519

Per share data:
Basic earnings per share	$0.16	$0.21
Diluted earnings per share	$0.16	$0.21
Dividends per share	$0.20	$0.20
Weighted average shares-Basic	9,742,505	9,738,096
Weighted average shares-Diluted	9,742,505	9,738,096

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2010
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net income			1,549,697			1,549,697

Other comprehensive income, net of taxes					115,016	115,016

Exercise of stock options	17	(26,414)		35,609		9,212

Stock based compensation		22,698				22,698

Dividends ($0.20 per share)			(1,948,794)			(1,948,794)

Balance, March 31, 2010	$97,440	$35,837,648	$81,712,017	$(32,122,465)	$437,293	$85,961,933

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2010	2009

Operating activities:
Net income	$1,549,697	$2,004,519
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,420,000	1,520,000
Depreciation	190,973	216,818
Amortization of intangibles	117,485	113,870
Accretion of discounts on securities, net	-	(86,083)
Loss (gain) on disposal of premises and equipment and other real estate owned	(15,793)	79,711
Gain on sale of loans held for sale	(192,096)	(257,885)
Gain on sale of mortgage-backed securities available for sale	(480,082)	-
Gain on sale of investment securities available for sale	-	(465,522)
Stock based compensation expense	22,698	10,769
Originations of loans held for sale, net	(16,111,704)	(40,161,148)
Proceeds from sale of loans held for sale	9,386,240	7,457,743
Other operating activities	2,184,927	55,842
Net cash used in operating activities	(927,655)	(29,511,366)
Investing activities:
Proceeds from sale of investment securities available for sale	-	10,465,522
Proceeds from sale of mortgage-backed securities available for sale	8,442,985	-
Proceeds from principal repayments of mortgage-backed securities available for sale	3,450,401	3,514,299
Proceeds from principal repayments of mortgage-backed securities held for investment	80,033	102,743
Originations of loans held for investment, net of principal repayments	10,715,980	12,644,332
Proceeds from disposal of premises and equipment and other real estate owned	2,452,012	1,913,026
Purchase of FHLB stock	-	(28,400)
Purchase of premises and equipment	(685,593)	(32,983)
Net cash provided by investing activities	24,455,818	28,578,539
Financing activities:
Net increase (decrease) in deposit accounts	(4,071,178)	4,007,105
Net decrease in FHLB borrowings	(25,000,000)	-
Proceeds from exercise of stock options, net of tax benefit	9,212	10,768
Cash paid for dividends	(1,948,459)	(1,947,619)
Net change in repurchase agreements	60,720	(2,952,296)
Net cash used in financing activities	(30,949,705)	(882,042)

Decrease in cash and cash equivalents	(7,421,542)	(1,814,869)

Cash and cash equivalents, beginning of period	29,638,164	26,720,359

Cash and cash equivalents, end of period	$22,216,622	$24,905,490

Supplemental disclosures:
Other real estate acquired in settlement of loans	$1,289,456	$6,156,850
Dividends declared, not paid	$1,948,794	$1,947,619
Exchange of loans for mortgage-backed securities	$8,864,188	$21,373,103

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the quarter ended March 31, 2010 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans.  For the quarters ended March 31, 2010 and 2009, there were no stock options that were dilutive because their exercise price exceeded the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income").  The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities are primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning other comprehensive income for the quarters ended March 31, 2010 and 2009 is as follows:

	Quarter Ended 03/31/10	Quarter Ended 03/31/09
Net income	$1,549,697	$2,004,519
Reclassification of gain on sale of securities	480,082	465,522
Gains (losses) unrealized, net of income taxes	(365,066)	(568,810)
Other comprehensive income (loss)	115,016	(103,288)
Comprehensive income	$1,664,716	$1,901,231

Note 4. Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2009	$13,503,940	$240,282	$13,744,222
Provision for credit losses	2,420,000	-	2,420,000
Reclassification	62,313	(62,313)	-
Loans and leases charged-off	(2,841,550)	-	(2,841,550)
Loans and leases recovered	76,409	-	76,409
Net (charge-offs)/recoveries	$(2,765,141)	$-	$(2,765,141)
Balance at March 31, 2010	$13,221,112	$177,969	$13,399,081

Allowance for Credit Losses Ratios	March 31, 2010	December 31, 2009
Allowances for loan and lease losses/total loans and leases	2.01%	2.00%
Allowance for unfunded loan commitments/unfunded commitments	0.20%	0.27%
Allowance for credit losses/total loans and leases	2.04%	2.04%

Note 5.  Stock-Based Compensation.   The Company has two stock-based compensation plans at March 31, 2010.  Shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under that plan.  At March 31, 2010, the 1997 Plan had 125,095 granted unexercised shares. At March 31, 2010, the 2008 Plan includes 68,500 granted unexercised shares and 889,500 shares available to be granted. During the three months ended March 31, 2010, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The net compensation cost charged against income for the Plans was $22,698 and $10,769 for the quarters ended March 31, 2010 and 2009, respectively. As of March 31, 2010, total unrecognized compensation cost on granted unexercised shares was $247,199. That cost is expected to be recognized during the next 3.25 years.

There were no income tax benefits realized from the exercise of stock options for the quarters ended March 31, 2010 or 2009.

The average fair value of options granted during the quarter ended March 31, 2010 was $4.17, compared to $3.44 during the quarter ended March 31, 2009.

The intrinsic value of options exercised during the quarter ended March 31, 2010 was $11,357, compared to no intrinsic value during the quarter ended March 31, 2009 as no options were exercised.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended March 31, 2010 and 2009:

	Quarter Ended 03/31/2010	Quarter Ended 03/31/2009

Dividend growth rate	5.3%	5.3%
Expected volatility	36.6%	35.9%
Average risk-free interest rate	3.1%	2.4%
Expected lives - years	6	6

A summary of option activity under the Plan as of March 31, 2010 and 2009, and changes during the quarters ended March 31, 2010 and 2009, is presented below:

Period Ended March 31, 2010:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Vested and Exercisable at March 31, 2010	120,887	$16.13	$(438,736)

Period Ended March 31, 2009:
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Vested and Exercisable at March 31, 2009	131,795	$15.92	$(698,431)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2010, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$6.17 – 13.57	91,908	6.43	$10.19	39,408	$8.65
$14.97 – 16.49	36,562	2.79	$16.10	36,562	$16.10
$16.77 – 25.22	51,875	6.75	$20.74	34,417	$20.83
$26.17 – 33.27	13,250	5.84	$28.82	10,500	$28.90
	193,595	5.79	$15.41	120,887	$16.13

A summary of nonvested option shares as of March 31, 2010 and 2009, and changes during the quarter ended March 31, 2010 and 2009, is presented below:

Period Ended March 31, 2010:	Shares	Price
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21

Period Ended March 31, 2009:
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97

The fair value compensation cost recognition provisions for share based payments are different from the recognition provisions and the intrinsic value method for recording compensation cost. The following table reflects the net impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the quarter ended March 31, 2010 and 2009:

	Quarter ended
	3/31/10	3/31/09
Reduced net income before income taxes	$22,698	$10,769
Reduced net income	$22,395	$10,769
Reduced basic earnings per share	$0.00	$0.00
Reduced diluted earnings per share	$0.00	$0.00

Note 6.  Fair Value Hierarchy.  A fair value hierarchy prioritizes the inputs of valuation techniques used to measure fair value of nonfinancial assets and liabilities. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. Financial accounting standards clarify fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, the Bank must determine the unit of account, highest and best use, principal market, and market participants.  These determinations allow the Bank to define the inputs for fair value and level of hierarchy.  Outlined below is the application of the fair value hierarchy to the Bank’s financial assets that are carried at fair value.

Level 1-inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. The type of assets carried at Level 1 fair value generally includes investments such as U. S. Treasury and U. S. government agency securities.

Level 2-inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes investment securities such as Government Sponsored Enterprises (“GSEs”) and the Bank’s investment in other real estate owned.

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available.  Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions.  The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations,  of which the Bank has no such assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$473,013	$-	$473,013	$-
Mortgage-backed	94,300,764	-	94,300,764	-
Total March 31, 2010	$94,773,777	$-	$94,773,777	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$25,962,160	$-	$25,962,160	$-
Mortgage-backed	50,370,806	-	50,370,806	-
Total March 31, 2009	$76,332,966	$-	$76,332,966	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific allowance	$16,374,748	$-	$16,374,748	$-
Other real estate owned	8,382,922	-	8,382,922	-
Total March 31, 2010	$24,757,670	$-	$24,757,670	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific allowance	$7,644,627	$-	$7,644,627	$-
Other real estate owned	10,573,245	-	10,573,245	-
Total March 31, 2009	$18,217,872	$-	$18,217,872	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, an allowance for loan losses is established based on the estimated fair value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Other real estate owned acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as nonrecurring Level 3.  Fair value adjustments of $1,017,838 and $1,301,000 were made to other real estate owned during the quarter ended March 31, 2010 and 2009, respectively.  Gain on sale of other real estate owned was $12,497 in the quarter ended March 31, 2010, compared to loss on sale of $79,733 in the quarter ended March 31, 2009.

No liabilities were measured at fair value on a recurring basis during the quarter ended March 31, 2010 and 2009.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009.  Total assets were $800.6 million at March 31, 2010 compared to $829.9 at December 31, 2009. Earning assets were $733.8 million at March 31, 2010 compared to $761.9 million at December 31, 2009, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 91.7% of total assets at March 31, 2010 compared to 91.8% at December 31, 2009.

Interest-bearing overnight deposits in financial institutions were $5.4 million at March 31, 2010, compared to $11.9 million at December 31, 2009.  Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $473,000 at March 31, 2010, compared to $407,000 at December 31, 2009.  There were no maturities of investment securities available for sale during the quarters ended March 31, 2010 or 2009.  The Bank sold no investment securities available for sale during the quarter ended March 31, 2010, compared to $10.5 million sold during the quarter ended March 31, 2009.

Mortgage-backed securities available for sale were $94.3 million at March 31, 2010, compared to $96.7 million at December 31, 2009. The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may also securitize mortgage loans held for sale into mortgage-backed securities to maintain adequate liquidity levels.  During the quarter ended March 31, 2010, the Bank sold $8.4 million mortgage-backed securities available for sale compared to none for the quarter ending March 31, 2009.  During the quarter ended March 31, 2010, $8.9 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $21.3 million securitized during the quarter ended March 31, 2009.

Mortgage-backed securities held for investment were $434,000 at March 31, 2010, compared to $514,000 at December 31, 2009, reflecting scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale increased in value by a net of $115,000 at March 31, 2010. See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $4.6 million at March 31, 2010 compared to $6.5 million at December 31, 2009. Proceeds from loan sales were $9.4 million for the quarter ended March 31, 2010, compared to $7.5 million for the quarter ended March 31, 2009.  The Bank also sells certain mortgage loans to support a more balanced sensitivity to future interest rate changes. Proceeds from loan sales are used to fund liquidity needs of the Bank, including new loan originations, repayment of borrowings, deposit outflows and general operations of the Bank.  Loans serviced for others were $296.5 million at March 31, 2010, compared to $289.3 million at December 31, 2009.

Net loans and leases receivable held for investment declined to $637.7 million at March 31, 2010 from $652.1 million at December 31, 2009. During the quarter ended March 31, 2010, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below.  In addition, a portion of the proceeds from principal repayments on loans held for investment are also used to fund the liquidity needs of the Bank, as discussed above.

Non-accrual loans increased to $8.6 million at March 31, 2010, from $5.8 million at December 31, 2009, as the current economy continues to present a challenging credit environment for the Bank and its customers.  Restructured loans were $4.4 million at March 31, 2010 compared to $4.3 million at December 31, 2009.  The level of non-accrual and restructured loans is attributable to the current economic environment.  Downward pressure has been placed on the housing and real estate markets, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned declined to $8.4 million at March 31, 2010 from $10.6 million at the December 31, 2009, reflecting the net of new foreclosures of certain non-performing loans, sales and fair value adjustments.  During the quarter ended March 31, 2010 there were $1.3 million of new foreclosures, $2.5 million of sales and $1.0 million of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision.  The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Heirarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Deposits declined to $684.4 million at March 31, 2010 from $688.5 million at December 31, 2009.  Demand accounts (personal and business checking accounts and money market accounts) increased to $226.0 million at March 31, 2010 from $224.5 million at December 31, 2009.

Time deposits declined to $433.7 million at March 31, 2010 from $440.9 million at December 31, 2009.  During the quarter ended March 31, 2010, the Bank chose to not match higher time deposit rates being offered by certain competitive financial institutions in its market area, in order to control its time deposit cost.  The Bank began repricing certain new and maturing time deposits at lower rates, and combined with the growth of lower costing checking accounts, is attempting to effectively manage its deposit cost.

Borrowed money consisting of FHLB advances and repurchase agreements declined to $12.4 million at March 31, 2010 from $37.4 million at December 31, 2009.  FHLB advances declined to $10.0 million at March 31, 2010 from $35.0 million at December 31, 2009, as the Bank repaid a $25.0 million 3.0% fixed-rate advance during the quarter ended March 31, 2010.  Repurchase agreements (cash management accounts for commercial banking customers) were $2.4 million at both March 31, 2010 and December 31, 2009.

Stockholders' equity was $86.0 million at March 31, 2010, compared to $86.2 million at December 31, 2009.  The equity to assets ratio was 10.7% at March 31, 2010 compared to 10.4% at December 31, 2009, reflecting the net effect of current quarterly earnings, dividend payments, changes in accumulated other comprehensive income and the change in the volume of assets.  See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $437,000 at March 31, 2010, compared to $322,000 at December 31, 2009, reflecting the change in net market value of the investment portfolio based on current market prices.  See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of March 31, 2010, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 13.7%; Tier 1 Risk-Based Capital – 12.5%; and Tier 1 Leverage Capital – 9.9%.  See "Liquidity and Capital Resources" below for additional information.

On March 25, 2010, the Company declared a cash dividend of $0.20 per share, payable April 22, 2010 to stockholders of record as of April 5, 2010.  This dividend payment represents a 125.0% payout ratio of the basic earnings per share for the quarter ended March 31, 2010, and is the Company's fifty-second consecutive quarterly cash dividend.

The Company purchased none of its common stock during the quarter ended March 31, 2010. Common stock may be purchased through private or open market transactions pursuant to a stock repurchase plan adopted by the board of directors. Shares acquired through repurchase plans are held as treasury stock, at cost. There were 1,510,251 treasury shares totaling $32.1 million at March 31, 2010, compared to 1,511,296 totaling $32.2 million at December 31, 2009.  Treasury shares are used for general corporate purposes including the exercise of stock options and providing shares for potential future stock splits.

There were 1,675 shares issued from the exercise of stock options during the quarter ended March 31, 2010.  During the quarter ended March 31, 2010, there were no shares tendered by stock option plan participants to pay for the exercise price of stock options being exercised.

Comparison of Operating Results - Quarter ended March 31, 2010 and 2009.  Net income for the quarter ended March 31, 2010 was $1.5 million, compared to $2.0 million for the quarter ended March 31, 2009. Diluted earnings per share were $0.16 per share for the quarter ended March 31, 2010, compared to $0.21 per share for the quarter ended March 31, 2009.

The decline in net earnings during the quarter ended March 31, 2010 results primarily from the volume of provisions for credit losses required to replenish net charge-offs and strengthen the allowance for credit losses; and increased FDIC insurance premiums related to increased risk based assessment rates;  while being partially offset by an increase in net interest income.

The current economy continues to present a challenging credit environment for the Bank, for its customers and for the banking industry.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in our operations, building core customer relationships and improving our franchise value along with shareholder value.  The Bank remains profitable, continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current recessionary economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .8% and ROE was 7.1% for the quarter ended March 31, 2010.  The efficiency ratio was 56.6% for the quarter ended March 31, 2010, reflecting the Bank’s efforts of net interest income management, noninterest income management and controlling operating costs.

Interest Income.  Interest income declined to $11.2 million for the quarter ended March 31, 2010, from $12.6 million for the quarter ended March 31, 2009. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets were $744.4 million for the quarter ended March 31, 2010, compared to $812.8 million for the quarter ended March 31, 2009. The reduction in average interest-earning assets reflects the net impact of the decrease in loans held for investment, sales and maturities of investment securities and mortgage backed securities, the volume of other real estate owned and non-performing loans discussed above.  The yield on average interest-earning assets was 6.0% for the quarter ended March 31, 2010, compared to 6.2% for the quarter ended March 31, 2009. The yield on average interest-earning assets has been impacted by the general decline in market interest rates and average interest-earning assets during the comparative reporting periods, as discussed above.

Interest Expense.  Interest expense declined to $2.4 million for the quarter ended March 31, 2010, from $4.6 million for the quarter ended March 31, 2009, reflecting a decline in interest rates between the respective periods and a decline in the volume of average interest-bearing liabilities. Average deposits and borrowings were $717.8 million for the quarter ended March 31, 2010, compared to $781.5 million for the quarter ended March 31, 2009.  The effective cost of funds declined to 1.3% for the quarter ended March 31, 2010, from 2.4% for the quarter ended March 31, 2009.  The Bank was able to improve its cost of funds by the combination of deposit repricing, and the rollover of maturing time deposits and the repositioning of borrowings within the current lower interest rate environment.

Net Interest Income.  Net interest income increased to $8.8 million for the quarter ended March 31, 2010, from $7.9 million for the quarter ended March 31, 2009.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) was 4.7% for the quarter ended March 31, 2010, compared to 3.8% for the quarter ended March 31, 2009. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) was 4.7% for the quarter ended March 31, 2010, compared to 3.9% for the quarter ended March 31, 2009. The increase in interest rate spread and net yield on interest-earning assets is a result of effectively managing the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded a $2.4 million provision for credit losses in the quarter ended March 31, 2010, compared to $1.5 million in the quarter ended March 31, 2009.  The provision for credit losses was necessary to replenish $2.8 million of net charge offs in the quarter ended March 31, 2010, and strengthen the Bank’s ability to better manage the volume of non-performing loans, as discussed above.

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

The allowance for credit losses was $13.4 million at March 31, 2010, compared to $13.7 million December 31, 2009. The ratio of the allowance for credit losses to loans and leases was 2.0% at both March 31, 2010 and December 31, 2009.  For additional information, see “Note 4. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies”.

Noninterest Income. Noninterest income was $2.7 million for the quarter ended March 31, 2010, compared to $2.8 million for the quarter ended March 31, 2009.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank continues to maintain a consistent level of noninterest income across both loan and deposit service offerings.  Fees, service charges and servicing fees collected were $1.8 million for the quarter ended March 31, 2010, compared to $1.9 million for the quarter ended March 31, 2009.  Fees, service charges earned and insufficient funds fees collected during each period are attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded $192,000 of gains from loan sales during the quarter ended March 31, 2010, compared to $258,000 during the quarter ended March 31, 2009.  Fixed-rate residential mortgage loans were sold to reduce exposure to interest rate and credit risk, and provide a more balanced sensitivity to future interest rate changes. The Bank also recorded $480,000 of gains on the sale of investment and mortgage-backed securities during the quarter ended March 31, 2010, compared to $466,000 during the quarter ended March 31, 2009.

Noninterest Expense.  Noninterest expenses were $6.5 million for the quarter ended March 31, 2010 compared to $6.0 million for the quarter ended March 31, 2009.  The largest component of noninterest expense, compensation and fringe benefits, increased to $3.7 million for the quarter ended March 31, 2010, from $3.4 million for the quarter ended March 31, 2009, reflecting increased staffing to enhance retail banking operations, credit administration and for providing quality customer service.

FDIC insurance premiums increased to $297,000 for the quarter ended March 31, 2010, from $140,000 for the quarter ended March 31, 2009, reflecting increased risk-based assessments imposed by the FDIC.

Expenses attributable to maintaining the current volume of other real estate owned were $91,000 in the quarter ended March 31, 2010, compared to $227,000 in the quarter ended March 31, 2009.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively flat during the respective periods.

Income Taxes.  Income tax expense was $1.0 million for the quarter ended March 31, 2010, compared to $1.2 million for the quarter ended March 31, 2009.  The changes in the amounts of income tax provisions reflect the changes in pretax income and the estimated income tax rates in effect during each period.  The effective income tax rates were 39.3% for the quarter ended March 31, 2010, compared to 38.1% for the quarter ended March 31, 2009.  See “Critical Accounting Policies” for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At March 31, 2010, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $122.0 million, compared to $133.8 million at December 31, 2009, representing 17.5% and 18.7% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at March 31, 2010 and December 31, 2009.

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

Income Taxes.  Deferred tax asset and liability balances are determined by application to temporary differences between the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Forward Looking Statements.  The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward looking statements that involve risk and uncertainty.  In order to comply with terms of safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements.  There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business.  They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters.  Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings.  The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income.  The Company monitors whether material changes in market risk have occurred since December 31, 2009.  The Company believes that no material adverse change in market risk exposure has occurred since December 31, 2009.

The Bank has experienced intense price competition for both loans and deposits over the past two years, which presented a net interest margin management challenge.  Net interest margin management has been significantly influenced by the Federal Reserve’s 500 basis point rate cuts since September 2007. The Federal Reserve’s aggressive series of rate cuts caused immediate downward pricing of the Bank’s loan portfolio, while simultaneously outpacing the ability to reduce its funding cost as rapidly.  With the prime rate set at 3.25% since December 2008, and the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther.  Over the remainder of 2010, the Bank anticipates little compression in its net interest margin as maturing time deposits begin to reprice at lower rates, although there are no guarantees or assurances.

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

Item 1A.  Risk Factors: There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's common stock repurchase plan for the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2010
Beginning date: January 1 Ending date: January 31	-0-	-0-	-0-	487,115

February 2010
Beginning date: February 1 Ending date: February 28	-0-	-0-	-0-	487,115

March 2010
Beginning date: March 1 Ending date: March 31	-0-	-0-	-0-	487,115

(1)	487,115 shares of common stock may be purchased pursuant to a repurchase program announced on January 19, 2010. This repurchase program will expire on January 18, 2011.

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  [Reserved]

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

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: May 7, 2010	Date: May 7, 2010