Form 10-Q
period 2010-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2010-08-06
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
Yes ☐        No  ☒

Number of shares of common stock outstanding as of August 6, 2010: 9,743,971

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2010
	(unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the Three and Six Months ended
	June 30, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Stockholders' Equity for the Six Months ended
	June 30, 2010 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months ended
	June 30, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	[Reserved]	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Exhibits

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009*
	(unaudited)
Assets
Cash and due from banks	$17,374,290	$17,758,370
Interest-bearing deposits in financial institutions	17,363,166	11,879,794
Investment securities - available for sale	0	407,317
Mortgage-backed securities - available for sale	92,180,716	96,725,468
Mortgage-backed securities - held for investment	377,886	513,882
Loans and leases receivable, net:
Held for sale	5,489,717	6,548,980
Held for investment	639,367,915	652,106,538
Premises and equipment, net	9,239,594	8,539,759
Other real estate owned	8,451,905	10,561,071
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,889,500	3,889,500
Accrued interest receivable	2,936,167	3,318,141
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,267,915	1,278,688
Identifiable intangible assets	117,900	133,620
Income tax receivable	2,057,614	1,831,598
Prepaid expenses and other assets	8,437,655	10,179,333
Total assets	$812,770,516	$829,890,635

Liabilities and Stockholders' Equity
Deposits:
Demand	$224,949,564	$224,507,362
Savings	25,155,189	23,137,391
Large denomination certificates of deposit	227,899,105	224,198,974
Other time	216,536,319	216,667,331
Total deposits	694,540,177	688,511,058
Borrowed money	12,665,012	37,380,388
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	8,145,185	7,475,085
Total liabilities	725,660,374	743,676,531

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 issued; 9,743,971 and 9,742,296 shares outstanding, respectively	97,440	97,423
Additional paid-in capital	35,858,430	35,841,364
Retained earnings, substantially restricted	81,321,585	82,111,114
Treasury stock at cost	(32,122,465)	(32,158,074)
Accumulated other comprehensive income, net	1,955,152	322,277
Total stockholders' equity	87,110,142	86,214,104
Total liabilities and stockholders' equity	$812,770,516	$829,890,635

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,792,800	$11,564,315	$19,901,754	$23,265,950
Interest and dividends on investments and deposits	1,036,289	877,624	2,078,562	1,746,709
Total interest income	10,829,089	12,441,939	21,980,316	25,012,659

Interest expense:
Interest on deposits	2,094,488	4,098,542	4,248,126	8,277,479
Interest on borrowings	81,071	340,951	220,167	680,751
Interest on junior subordinated notes	82,768	106,870	162,784	217,308
Total interest expense	2,258,327	4,546,363	4,631,077	9,175,538

Net interest income	8,570,762	7,895,576	17,349,239	15,837,121
Provision for credit losses	2,070,000	1,700,000	4,490,000	3,220,000
Net interest income after provision for credit losses	6,500,762	6,195,576	12,859,239	12,617,121

Non-interest income:
Fees and service charges	1,795,404	1,891,452	3,425,920	3,641,937
Loan servicing fees	187,046	164,164	366,780	322,828
Gain (loss) on sale of other real estate, net	21,223	5,285	33,720	(74,448)
Gain on sale of mortgage loans	173,428	430,218	365,525	688,102
Gain on sale of mortgage-backed securities	455,399	-	935,481	-
Gain on sale of investment securities	2,406	452,344	2,406	917,866
Other income	195,717	269,067	394,963	536,768
Total non-interest income	2,830,623	3,212,530	5,524,795	6,033,053

Non-interest expense:
Compensation and fringe benefits	4,115,034	3,591,503	7,806,236	6,999,175
Federal deposit insurance premiums	286,614	540,046	583,879	680,209
Premises and equipment	438,565	455,940	897,750	919,855
Advertising	33,851	40,176	65,414	63,017
Payroll and other taxes	340,096	335,373	716,710	687,094
Data processing	644,671	604,654	1,263,068	1,203,669
Amortization of intangible assets	107,475	135,460	224,960	249,330
Other	774,633	810,192	1,683,096	1,712,910
Total non-interest expense	6,740,939	6,513,344	13,241,113	12,515,259

Income before income taxes	2,590,446	2,894,762	5,142,921	6,134,915

Income taxes	1,032,084	1,134,884	2,034,862	2,370,519

Net income	$1,558,362	$1,759,878	$3,108,059	$3,764,396

Per share data:
Basic earnings per share	$0.16	$0.18	$0.32	$0.39
Diluted earnings per share	$0.16	$0.18	$0.32	$0.39
Dividends per share	$0.20	$0.20	$0.40	$0.40
Weighted average shares-Basic	9,743,971	9,738,096	9,743,244	9,738,096
Weighted average shares-Diluted	9,744,679	9,738,096	9,743,598	9,738,096

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2010
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net income			3,108,059			3,108,059

Other comprehensive income, net of taxes					1,632,875	1,632,875

Exercise of stock options	17	(26,414)		35,609		9,212

Stock based compensation		43,480				43,480

Dividends ($0.40 per share)			(3,897,588)			(3,897,588)

Balance, June 30, 2010	$97,440	$35,858,430	$81,321,585	$(32,122,465)	$1,955,152	$87,110,142

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2010	2009
Operating activities:
Net income	$3,108,059	$3,764,396
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,490,000	3,220,000
Depreciation	378,374	428,268
Amortization of intangibles	224,960	249,330
Accretion of discounts on securities, net	-	(64,444)
Loss (gain) on disposal of premises and equipment and other real estate owned	(37,016)	73,883
Gain on sale of loans held for sale	(365,525)	(688,102)
Gain on sale of mortgage-backed securities available for sale	(935,481)	-
Gain on sale of investment securities available for sale	(2,406)	(917,866)
Stock based compensation expense	43,480	28,156
Originations of loans held for sale, net	(30,554,989)	(73,006,800)
Proceeds from sale of loans held for sale	17,141,501	9,830,718
Other operating activities	3,023,102	(2,253,803)
Net cash used in operating activities	(3,485,941)	(59,336,264)
Investing activities:
Proceeds from maturity of investment securities available for sale	-	10,000,000
Proceeds from sale of investment securities available for sale	507,406	20,917,866
Proceeds from sale of mortgage-backed securities available for sale	17,440,693	-
Proceeds from principal repayments of mortgage-backed securities available for sale	5,479,099	6,782,625
Proceeds from principal repayments of mortgage-backed securities held for investment	135,996	185,080
Originations of loans held for investment, net of principal repayments	4,726,260	35,075,702
Proceeds from disposal of premises and equipment and other real estate owned	3,948,286	4,029,626
Purchase of investment securities	-	(5,000,000)
Purchase of FHLB stock	-	(230,900)
Purchase of premises and equipment	(1,078,209)	(92,327)
Net cash provided by investing activities	31,159,531	71,667,672
Financing activities:
Net increase in deposit accounts	6,029,119	14,584,523
Net decrease in FHLB borrowings	(25,000,000)	-
Proceeds from exercise of stock options, net of tax benefit	9,212	-
Cash paid for dividends	(3,897,253)	(3,895,238)
Net change in repurchase agreements	284,624	(2,863,008)
Net cash provided (used) by financing activities	(22,574,298)	7,826,277

Increase in cash and cash equivalents	5,099,292	20,157,685

Cash and cash equivalents, beginning of period	29,638,164	26,720,359

Cash and cash equivalents, end of period	$34,737,456	$46,878,044

Supplemental disclosures:
Other real estate acquired in settlement of loans	$3,522,363	$8,150,331
Dividends declared, not paid	$1,948,794	$1,947,619
Exchange of loans for mortgage-backed securities	$14,838,276	$56,242,195

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the quarter ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the three and six months ended June 30, 2010 are based on weighted average shares of common stock outstanding, excluding treasury shares.  Diluted earnings per share include the potentially dilutive effect of the Company’s stock option plans.  For the three and six month periods ended June 30, 2010 there were 708 and 354 stock options respectively, that were dilutive because their exercise price exceeded the average market price of the Company’s common stock, compared to none that were dilutive for the three and six months ended June 30, 2009.

Note 3. Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2009	$13,503,940	$240,282	$13,744,222
Provision for credit losses	2,420,000	-	2,420,000
Reclassification	62,313	(62,313)	-
Loans and leases charged-off	(2,841,550)	-	(2,841,550)
Loans and leases recovered	76,409	-	76,409
Net (charge-offs)/recoveries	(2,765,141)	-	(2,765,141)
Balance at March 31, 2010	13,221,112	177,969	13,399,081
Provision for credit losses	2,070,000	-	2,070,000
Reclassification	6,733	(6,733)	-
Loans and leases charged-off	(7,532,178)	-	(7,532,178)
Loans and leases recovered	185,626	-	185,626
Net (charge-offs)/recoveries	(7,346,552)	-	(7,346,552)
Balance at June 30, 2010	$7,951,293	$171,236	$8,122,529

	June 30, 2010	December 31, 2009
Allowance for Credit Losses Ratios
Allowances for loan and lease losses/total loans and leases	1.21%	2.00%
Allowance for unfunded loan commitments/unfunded commitments	0.20%	0.27%
Allowance for credit losses/total loans and leases	1.24%	2.04%

Note 4. Comprehensive Income. Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income").  The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities are primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning other comprehensive income for the three and six month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended 6/30/10	Three Months Ended 6/30/09	Six Months Ended 6/30/10	Six Months Ended 6/30/09
Net income	$1,558,362	$1,759,878	$3,108,059	$3,764,396
Reclassification of gain on sale of securities	457,805	452,344	937,887	917,866
Gains (losses) unrealized, net of income taxes	1,060,054	(1,359,030)	694,988	(1,927,840)
Other comprehensive income (loss)	1,517,859	(906,686)	1,632,875	(1,009,974)
Comprehensive income	$3,076,221	$853,192	$4,740,934	$2,754,422

Note 5.  Stock-Based Compensation.   The Company had two stock-based compensation plans at June 30, 2010.  Shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under that plan.  At June 30, 2010, the 1997 Plan had 123,741 granted unexercised shares. At June 30, 2010, the 2008 Plan includes 73,000 granted unexercised shares and 885,000 shares available to be granted. During the three and six months ended June 30, 2010, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The net compensation cost charged against income for the Plans was $20,782 and $43,481 for the three and six months ended June 30, 2010, and $17,388 and $28,157 for the three and six months ended June 30, 2009. As of June 30, 2010, total unrecognized compensation cost on granted unexercised shares was $239,861. That cost is expected to be recognized during the next 3.5 years.

No income tax benefits were recognized from the exercise of stock options in the three and six months ended June 30, 2010 or 2009.

There was no intrinsic value of options exercised during the three and six months ended June 30, 2010, as no options were exercised, compared to $11,357 of intrinsic value during both the three and six months ended June 30, 2009.

The average fair value of options granted during the three and six months ended June 30, 2010 was $4.58 and $4.25, compared to $4.06 and $3.55 during the three and six months ended June 30, 2009.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2010 and 2009:

	Three Months Ended 6/30/10	Three Months Ended 6/30/09	Six Months Ended 6/30/10	Six Months Ended 6/30/09
Dividend growth rate	5.3%	5.3%	5.3%	5.3%
Expected volatility	36.5%	37.0%	36.6%	36.1%
Average risk-free interest rate	2.8%	3.2%	3.1%	2.5%
Expected lives - years	6	6	6	6

A summary of option activity under the Plans as of June 30, 2010 and 2009, and changes during the three and six month periods ended June 30, 2010 and 2009, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended June 30, 2010:
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Granted	7,000	$12.29
Forfeited	(3,854)	$16.03
Exercised	0	$0.00
Outstanding at June 30, 2010	196,741	$15.28	$(919,650)
Vested and Exercisable at June 30, 2010	122,958	$16.24	$(692,240)

Period Ended June 30, 2009:
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Granted	3,000	$10.71
Forfeited	0	$0.00
Exercised	0	$0.00
Outstanding at June 30, 2009	188,920	$16.71	$(1,150,746)
Vested and Exercisable at June 30, 2009	135,845	$16.14	$(616,806)

A summary of nonvested option shares as of June 30, 2010 and 2009, and changes during the three and six month periods ended June 30, 2010 and 2009, is presented below:

	Shares	Price
Period Ended June 30, 2010:
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21
Granted	7,000	$12.29
Forfeited	(2,500)	$12.95
Vested	(3,425)	$22.31
Nonvested at June 30, 2010	73,783	$13.69

Period Ended June 30, 2009:
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97
Granted	3,000	$10.71
Forfeited	0	$0.00
Vested	(4,050)	$23.34
Nonvested at June 30, 2009	53,075	$18.17

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2010, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$6.17 – 13.82	96,408	6.38	$10.27	39,408	$8.65
$14.97 – 16.49	36,208	2.57	$16.09	36,208	$16.09
$16.77 – 25.22	50,875	6.63	$20.68	35,792	$20.71
$26.17 – 33.27	13,250	5.59	$28.82	11,550	$28.73
	196,741	5.69	$15.28	122,958	$16.24

The fair value compensation cost recognition provisions for share based payments are different from the recognition provisions and the intrinsic value method for recording compensation cost. The following table reflects the net impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009:
	Three Months Ended 6/30/10	Three Months Ended 6/30/09	Six Months Ended 6/30/10	Six Months Ended 6/30/09
Reduced net income before income taxes	$20,782	$17,388	$43,481	$28,157
Reduced net income	$20,030	$17,316	$42,424	$28,085
Reduced basic earnings per share	$0.00	$0.00	$0.00	$0.00
Reduced diluted earnings per share	$0.00	$0.00	$0.00	$0.00

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

Assets measured at fair value on a recurring basis as of June 30, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/10	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$-	$-	$-	$-
Mortgage-backed	92,180,716	-	92,180,716	-
Total June 30, 2010	$92,180,716	$-	$92,180,716	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/09	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$10,464,294	$-	$10,464,294	$-
Mortgage-backed	80,949,144	-	80,949,144	-
Total June 30, 2009	$91,413,438	$-	$91,413,438	$-

Assets measured at fair value on a non-recurring basis as of June 30, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$15,499,732	$-	$15,499,732	$-
Other real estate owned	8,451,905	-	8,451,905	-
Total June 30, 2010	$23,951,637	$-	$23,951,637	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/09	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$9,133,922	$-	$9,133,922	$-
Other real estate owned	10,407,831	-	10,407,831	-
Total June 30, 2009	$19,541,753	$-	$19,951,753	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, an impairment write down is taken, based on the estimated fair value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as non-recurring Level 3.

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3.  Fair value adjustments of $686,362 and $1,704,200 were made to OREO during the three and six months ended June 30, 2010, compared to $65,000 and $1,851,580 during the three and six months ended June 30, 2009.

Net gains (losses) realized and included in earnings for the three and six months ended June 30, 2010 and 2009 are reported in other revenues as follows:

	Three Months Ended 6/30/10	Three Months Ended 6/30/09	Six Months Ended 6/30/10	Six Months Ended 6/30/09
Gain (loss) on sale of real estate, net	$21,223	$5,285	$33,720	$(74,448)

No liabilities were measured at fair value on a recurring or non-recurring basis during the three and six months periods ended June 30, 2010 or 2009.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009.  Total assets were $812.8 million at June 30, 2010, compared to $829.9 million at December 31, 2009. Earning assets were $740.7 million at June 30, 2010, compared to $761.9 million at December 31, 2009, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 91.1% of total assets at June 30, 2010, compared to 91.8% at December 31, 2009.

Interest-bearing overnight deposits in financial institutions were $17.4 million at June 30, 2010, compared to $11.9 million at December 31, 2009.  Overnight funds are available to fund loan originations, liquidity management activities and support daily operations of the Bank.

No investment securities were held as available for sale at June 30, 2010, compared to $407,000 at December 31, 2009.  There were no maturities of investment securities available for sale during the quarters ended June 30, 2010, compared to $10.0 million of maturities for both the three and six months ended June 30,  2009.  The Bank sold $507,000 of investment securities available for sale during the three and six months ended June 30, 2010, compared to $10.5 million and $20.9 million sold during the three and six months ended June 30, 2009.

Mortgage-backed securities available for sale were $92.2 million at June 30, 2010, compared to $96.7 million at December 31, 2009. The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels.  During the three and six months ended June 30, 2010, the Bank sold $9.0 million and $17.4 million of mortgage-backed securities available for sale, compared to none for the three and six months ended June 30, 2009.  During the three and six months ended June 30, 2010, $6.0 million and $14.8 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $34.9 million and $56.2 million securitized during the three and six months ended June 30, 2009.

Mortgage-backed securities held for investment were $378,000 at June 30, 2010, compared to $514,000 at December 31, 2009, reflecting scheduled principal payments.

Based on current market prices, unrealized gains on available for sale securities increased to $2.0 million at June 30, 2010, from $322,000 at December 31, 2009. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $5.5 million at June 30, 2010, compared to $6.5 million at December 31, 2009. The Bank sells certain mortgage loans to support a more balanced sensitivity to future interest rate changes. Proceeds from loan sales were $7.8 million and $17.1 million for the three and six months ended June 30, 2010, compared to $2.4 million and $9.8 million for the three and six months ended June 30, 2009.  Proceeds from loan sales are used to fund liquidity needs of the Bank, including new loan originations, repayment of borrowings, deposit outflows and general banking operations.  Loans serviced for others increased to $299.4 million at June 30, 2010, from $289.3 million at December 31, 2009.

Net loans and leases receivable held for investment declined to $639.4 million at June 30, 2010, from $652.1 million at December 31, 2009. During the three and six months ended June 30, 2010, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below.  In addition, a portion of the proceeds from principal repayments on loans held for investment are also used to fund the liquidity needs of the Bank, as discussed above.

Non-accrual loans increased to $12.3 million at June 30, 2010, from $5.8 million at December 31, 2009, as the current economy continues to present a challenging credit environment for the Bank and its customers.  Restructured loans were $5.6 million at June 30, 2010, compared to $4.3 million at December 31, 2009.  The level of non-accrual and restructured loans is attributable to the current economic environment.  Downward pressure continues to be placed on the housing and real estate markets, significantly impacting credit quality of certain borrowers and property values in the Bank’s market area. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned declined to $8.5 million at June 30, 2010, from $10.6 million at the December 31, 2009, reflecting the net of sales, new foreclosures of certain non-performing loans and fair value adjustments.  During the six month period ended June 30, 2010 there were $3.5 million of new foreclosures, $4.0 million of sales and $1.6 million of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Heirarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Deposits increased to $694.5 million at June 30, 2010, from $688.5 million at December 31, 2009.  Demand accounts (personal and business checking accounts and money market accounts) increased to $224.9 million at June 30, 2010, from $224.5 million at December 31, 2009.

Time deposits increased to $444.4 million at June 30, 2010, from $440.9 million at December 31, 2009.  During this period, the Bank chose to not match higher time deposit rates being offered by certain competitive financial institutions in its market area, in order to control its time deposit cost.  The Bank has been pricing new and maturing time deposits within the current lower rate environment, and combined with the growth of lower costing checking accounts, is effectively managing its deposit cost.  See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements declined to $12.7 million at June 30, 2010, from $37.4 million at December 31, 2009.  FHLB advances declined to $10.0 million at June 30, 2010, from $35.0 million at December 31, 2009, as the Bank repaid a $25.0 million, 3.0% fixed-rate advance.  Repurchase agreements (cash management accounts for commercial banking customers) increased to $2.7 million at June 30, 2010, from $2.4 million at December 31, 2009.

Stockholders' equity increased to $87.1 million at June 30, 2010, from $86.2 million at December 31, 2009, reflecting the net effect of earnings, dividend payments and changes in accumulated other comprehensive income.  The equity to assets ratio was 10.7% at June 30, 2010 compared to 10.4% at December 31, 2009.  See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased $2.0 million at June 30, 2010, from $322,000 at December 31, 2009, reflecting the net change in unrealized gains on available for sale securities portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. At June 30, 2010, the Bank's regulatory capital ratios were in excess of all regulatory requirements and were the following: Total Risk-Based Capital – 13.62%; Tier 1 Risk-Based Capital – 12.37%; and Tier 1 Leverage Capital – 9.99%.  See "Liquidity and Capital Resources" below for additional information.

On June 23, 2010, the Company declared a cash dividend of $0.20 per share, payable July 22, 2010 to stockholders of record as of July 5, 2010.  This dividend payment represents a 125.0% payout ratio of the basic earnings per share for the quarter ended June 30, 2010, and is the Company's 53rd consecutive quarterly cash dividend.  The Board of Directors (the “Board”) determined the dividend payment rate was appropriate in consideration of the Company’s capital position and operating results.  Any future dividends will depend upon the Company’s financial condition, earnings, equity structure, capital needs, regulatory requirements and economic conditions.

The Company purchased none of its common stock during the three and six months ended June 30, 2010. Common stock may be purchased through private or open market transactions pursuant to a stock repurchase plan adopted by the Board. Shares acquired through repurchase plans are held as treasury stock, at cost. At June 30, 2010, there were 1,510,251 treasury shares totaling $32.1 million, compared to 1,511,926 shares totaling $32.2 million at December 31, 2009.  Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

From December 31, 2009 to June 30, 2010, there were 1,675 shares of the Company’s common stock issued from the exercise of stock options.

Comparison of Operating Results - Three and Six months ended June 30, 2010 and 2009.  Net income for the three and six months ended June 30, 2010 was $1.6 million and $3.1 million, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2009. Diluted earnings per share were $0.16 and $0.32 per share for the three and six months ended June 30, 2010, compared to $0.18 and $0.39 per share for the three and six months ended June 30, 2009.

Net earnings during the three and six months ended June 30, 2010 were favorably impacted by an increase in net interest income, while being partially offset by the volume of provisions for credit losses to replenish net charge-offs.  The current economy continues to present a challenging credit environment for the Bank, for its customers and for the banking industry.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in our operations, building core customer relationships and improving our franchise value along with shareholder value.  The Bank remains profitable, continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current recessionary economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .8% for both the three and six months ended June 30, 2010, compared to .8% and .9% for the three and six months ended June 30, 2009.  ROE was 7.2% and 7.1% for the three and six months ended June 30, 2010, compared to 8.0% and 9.1% for the three and six months ended June 30, 2009.  The Company’s efficiency ratio was 59.1% and 57.8% for the three and six months ended June 30, 2010, compared to 58.6% and 57.2% for the three and six months ended June 30, 2009.

Interest Income.  Interest income declined to $10.8 million and $22.0 million for the three and six months ended June 30, 2010, from $12.4 million and $25.0 million for the three and six months ended June 30, 2009. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $738.6 million and $742.6 million for the three and six months ended June 30, 2010, from $816.2 million and $814.8 million for the three and six months ended June 30, 2009.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans held for investment, sales and maturities of investment and mortgage backed securities, the increase in other real estate owned and the volume of non-performing loans discussed above.  The yield on average interest-earning assets was 5.9% for both the three and six months ended June 30, 2010, compared to 6.1% for both the three and six months ended June 30, 2009.   The yield on average interest-earning assets has been impacted by the decline in market interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $2.3 million and $4.6 million for the three and six months ended June 30, 2010, from $4.5 million and $9.2 million for the three and six months ended June 30, 2009, reflecting a decline in interest rates between the respective periods and a decline in the volume of average interest-bearing liabilities.  The effective cost of funds declined to 1.3% for both the three and six months ended June 30, 2010, from 2.3% for both the three and six months ended June 30, 2009.  The Company was able to improve its cost of funds by the combination of deposit repricing, the rollover of maturing time deposits and the repositioning of borrowings within the current lower interest rate environment.  Average deposits and borrowings were $714.4 million and $717.4 million for the three and six months ended June 30, 2010, compared to $784.6 million and $783.5 million for the three and six months ended June 30, 2009.

Net Interest Income. Net interest income increased to $8.6 million and $17.3 million for the three and six months ended June 30, 2010, from $7.9 million and $15.8 million for the three and six months ended June 30, 2009.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) improved to 4.6% for both the three and six months ended June 30, 2010, compared to 3.8% for both the three and six months ended June 30, 2009. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) improved to 4.6% and 4.7% for the three and six months ended June 30, 2010, from 3.9% for both the three and six months ended June 30, 2009. The increase in interest rate spread and net yield on interest-earning assets is a result of effectively managing the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes evaluating individual loans for amounts that are determined to be impaired, evaluating groups of loans that have not been individually assessed for impairment and historical loss experience. The Bank recorded $2.1 million and $4.5 million of provisions for credit losses in the three and six months ended June 30, 2010, compared to $1.7 million and $3.2 million in the three and six months ended June 30, 2009. The provision for credit losses was necessary to replenish net charge offs of $7.3 million and $10.1 million recorded in the three and six months ended June 30, 2010, compared to $894,000 and $3.2 million in the three and six months ended June 30, 2009, and to strengthen the Bank’s ability to better manage the volume of non-performing loans, as discussed above. See “Allowance for Credit Losses” below for additional information.

Allowance for Credit Losses.  The Bank maintains allowances for loan and lease losses and for unfunded loan commitments (collectively the “allowance for credit losses”) at levels the Bank believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments.  The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis.  This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans.  In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

The Bank uses a variety of modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses.  The factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments.  The Bank’s principal focus is on the adequacy of the total allowance for credit losses.

During the three months ended June 30, 2010, the Bank refined its allowance for credit losses methodology taking into account current generally accepted accounting principles and regulatory guidance. The refined methodology is focused on current borrower analysis and loss factors that are more indicative of actual historical loss experience in recent years pursuant to FAS 5.  Previously, the Bank established specific reserves for certain impaired loans per FAS 114.  The Bank has elected to write down substantially all previously calculated specific reserves.  Going forward, when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment.  As a result of these changes, this leaves the allowance for credit losses with a distinctly different balance than in previous reporting periods, which contained a mixed balance between both FAS 5 and FAS 114.  Now essentially all of the Bank’s calculated allowance for credit losses is under FAS 5.  Where previous allowance for credit losses carried specific reserves under FAS 114, the Bank anticipates future reports to more closely approximate this one.

Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.  Management of the Bank reassess the information upon which it bases the allowance for credit losses not greater than quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $8.1 million at June 30, 2010, compared to $13.7 million at December 31, 2009. The ratio of the allowance for credit losses to loans and leases was 1.2% at June 30, 2010 and 2.0% at December 31, 2009.  See “Note 3. Allowance for Credit Losses” and “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional information.

Noninterest Income.  Noninterest income was $2.8 million and $5.5 million for the three and six months ended June 30, 2010, compared to $3.2 million and $6.0 million for the three and six months ended June 30, 2009.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank continues to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and servicing fees collected were $2.0 million and $3.8 million for the three and six months ended June 30, 2010, compared to $2.1 million and $4.0 million for the three and six months ended June 30, 2009. Fees, service charges earned and insufficient funds fees collected during each period are attributable to the volume of loan, deposit account, and insufficient funds transactions processed during each period, and the collection of related fees and service charges.

The Bank recorded gains from loan sales of $173,000 and $366,000 during the three and six months ended June 30, 2010, compared to $430,000 and $688,000 during the three and six months ended June 30, 2009. Fixed-rate residential mortgage loans are sold to reduce exposure to interest rate and credit risk, and provide a more balanced sensitivity to future interest rate changes.

The Bank recorded gains from investment and mortgage-backed securities sales of $458,000 and $938,000 during the three and six months ended June 30, 2010, compared to $452,000 and $918,000 during the three and six months ended June 30, 2009.  Proceeds from investment and mortgage-backed securities sales are used for a variety of purposes, including funding new loan originations, liquidity management and general banking operations.

Noninterest Expense.  Noninterest expenses were $6.7 million and $13.2 million for the three and six months ended June 30, 2010, compared to $6.5 million and $12.5 million for the three and six months ended June 30, 2009.  The largest component, compensation and fringe benefits, increased to $4.1 million and $7.8 million for the three and six months ended June 30, 2010, from $3.6 million and $7.0 million for the three and six months ended June 30, 2009, reflecting increased staffing levels necessary to enhance retail banking operations, credit administration and for providing quality customer service.

FDIC insurance premiums declined to $286,000 and $584,000 for the three and six months ended June 30, 2010, from $540,000 and $680,000 for the three and six months ended June 30, 2009, reflecting the decline in insured deposit account balances and the impact of the FDIC’s risk-based deposit insurance assessments.
Expenses attributable to maintaining the current volume of other real estate owned declined to $72,000 and $164,000 in the three and six months ended June 30, 2010, from $116,000 and $343,000 in the three and six months ended June 30, 2009.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes.  Income tax expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2010, compared to $1.1 million and $2.4 million for the three and six months ended June 30, 2009.  Changes in amounts of income tax provisions reflect changes in pretax income and estimated income tax rates in effect during each period.  Effective income tax rates were 39.8% and 39.6% for the three and six months ended June 30, 2010, compared to 39.2% and 38.6% for the three and six months ended June 30, 2009.  See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At June 30, 2010, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $132.8 million, compared to $133.8 million at December 31, 2009, representing 18.8% and 18.7% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at June 30, 2010 and December 31, 2009.

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

Income Taxes.  Deferred tax asset and liability balances are determined by application of temporary differences between the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Bank has experienced intense price competition for both loans and deposits over the past two years, which presented a net interest margin management challenge.  Net interest margin management has been significantly influenced by the Federal Reserve’s 500 basis point rate cuts since September 2007. The Federal Reserve’s aggressive series of rate cuts caused immediate downward pricing of the Bank’s loan portfolio, while simultaneously outpacing the ability to reduce its funding cost as rapidly.  With the prime rate set at 3.25% since December 2008, and the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther.  Over the remainder of 2010, the Bank anticipates little compression in its net interest margin as maturing time deposits continue to reprice at lower rates, although there are no guarantees or assurances.

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

Item 1A.  Risk Factors: In addition to the risk factors that were disclosed in response to Item 1A of Part I of Form 10-K for the year ended December 31, 2009, the following risk factor could impact our operations and financial results:

The recently enacted Dodd-Frank Act may adversely impact the Company’s results of operations, financial condition, or liquidity.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
•
the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•
amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the business of the Company and the Bank. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's common stock repurchase plan for the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2010
Beginning date: April 1 Ending date: April 30	-0-	-0-	-0-	487,115

May 2010
Beginning date: May 1 Ending date: May 31	-0-	-0-	-0-	487,115

June 2010
Beginning date: June 1 Ending date: June 30	-0-	-0-	-0-	487,115

(1)	487,115 shares of common stock may be purchased pursuant to a repurchase program announced on January 19, 2010. This repurchase program will expire on January 18, 2011.

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

FIRST SOUTH BANCORP, INC.

/s/ William L. Wall	/s/ Kristie W. Hawkins
William L. Wall	Kristie W. Hawkins
Executive Vice President	Controller
Chief Financial Officer	Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

Date: August 6, 2010	Date: August 6, 2010