Form 10-Q
period 2010-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2010-11-05
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐No ☒

Number of shares of common stock outstanding as of November 5, 2010: 9,751,271.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2010
	(unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	2

	Consolidated Statement of Stockholders' Equity for the Nine Months Ended
	September 30, 2010 (unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	[Reserved]	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and due from banks	$16,331,418	$17,758,370
Interest-bearing deposits in financial institutions	24,483,235	11,879,794
Investment securities - available for sale	0	407,317
Mortgage-backed securities - available for sale	86,921,971	96,725,468
Mortgage-backed securities - held for investment	322,819	513,882
Loans and leases receivable, net:
Held for sale	5,163,550	6,548,980
Held for investment	637,216,753	652,106,538
Premises and equipment, net	9,215,998	8,539,759
Other real estate owned	8,598,517	10,561,071
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	3,610,700	3,889,500
Accrued interest receivable	2,981,970	3,318,141
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,298,828	1,278,688
Identifiable intangible assets	110,040	133,620
Income tax receivable	1,956,063	1,831,598
Prepaid expenses and other assets	9,481,773	10,179,333

Total assets	$811,912,211	$829,890,635

Liabilities and Stockholders' Equity

Deposits:
Demand	$237,676,896	$224,507,362
Savings	24,946,121	23,137,391
Large denomination certificates of deposit	222,787,058	224,198,974
Other time	210,645,373	216,667,331
Total deposits	696,055,448	688,511,058
Borrowed money	12,164,166	37,380,388
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	6,089,267	7,475,085
Total liabilities	724,618,881	743,676,531

Common stock, $.01 par value, 25,000,000 shares authorized;
11,254,222 issued; 9,743,971 and 9,742,296
shares outstanding, respectively	97,440	97,423
Additional paid-in capital	35,889,574	35,841,364
Retained earnings, substantially restricted	81,454,239	82,111,114
Treasury stock at cost	(32,122,465)	(32,158,074)
Accumulated other comprehensive income, net	1,974,542	322,277
Total stockholders' equity	87,293,330	86,214,104

Total liabilities and stockholders' equity	$811,912,211	$829,890,635

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$9,970,388	$11,162,577	$29,872,142	$34,428,527
Interest and dividends on investments and deposits	992,276	1,033,088	3,070,839	2,779,797
Total interest income	10,962,664	12,195,665	32,942,981	37,208,324

Interest expense:
Interest on deposits	2,050,824	3,537,810	6,298,950	11,815,289
Interest on borrowings	81,915	293,355	302,082	974,106
Interest on junior subordinated notes	89,021	90,658	251,805	307,966
Total interest expense	2,221,760	3,921,823	6,852,837	13,097,361

Net interest income	8,740,904	8,273,842	26,090,144	24,110,963
Provision for credit losses	3,961,787	1,260,000	8,451,787	4,480,000
Net interest income after provision for credit losses	4,779,117	7,013,842	17,638,357	19,630,963

Non-interest income:
Fees and service charges	1,772,368	1,835,435	5,198,288	5,477,372
Loan servicing fees	188,292	173,967	555,072	496,795
Gain (loss) on sale of other real estate, net	39,858	(86,875)	73,578	(161,323)
Gain on sale of mortgage loans	478,996	247,189	844,520	935,291
Gain on sale of mortgage-backed securities	696,410	-	1,631,891	-
Gain on sale of investment securities	-	-	2,406	917,866
Other income	223,777	231,313	618,740	768,081
Total non-interest income	3,399,701	2,401,029	8,924,495	8,434,082

Non-interest expense:
Compensation and fringe benefits	3,994,384	3,524,025	11,800,621	10,523,200
Federal deposit insurance premiums	285,040	274,908	868,918	955,117
Premises and equipment	417,751	451,967	1,315,500	1,371,822
Advertising	46,168	37,155	111,582	100,171
Payroll and other taxes	349,388	330,426	1,066,098	1,017,520
Data processing	636,299	625,837	1,899,367	1,829,505
Amortization of intangible assets	123,165	122,003	348,126	371,334
Other	893,270	1,164,154	2,576,365	2,877,064
Total non-interest expense	6,745,465	6,530,475	19,986,577	19,045,733

Income before income taxes	1,433,353	2,884,396	6,576,275	9,019,312

Income taxes	423,742	1,122,727	2,458,604	3,493,246

Net income	$1,009,611	$1,761,669	$4,117,671	$5,526,066

Per share data:
Basic earnings per share	$0.10	$0.18	$0.42	$0.57
Diluted earnings per share	$0.10	$0.18	$0.42	$0.57
Dividends per share	$0.09	$0.20	$0.49	$0.60
Weighted average shares-Basic	9,743,971	9,738,475	9,743,490	9,738,225
Weighted average shares-Diluted	9,743,971	9,738,550	9,743,724	9,738,250

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net income			4,117,671			4,117,671

Other comprehensive income, net of taxes					1,652,265	1,652,265

Exercise of stock options	17	(26,414)		35,609		9,212

Stock based compensation		74,624				74,624

Dividends ($0.49 per share)			(4,774,546)			(4,774,546)

Balance, September 30, 2010	$97,440	$35,889,574	$81,454,239	$(32,122,465)	$1,974,542	$87,293,330

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2010	2009

Operating activities:
Net income	$4,117,671	$5,526,066
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,451,787	4,480,000
Depreciation	555,542	629,208
Amortization of intangibles	348,126	371,334
Accretion of discounts on securities, net	-	(64,113)
Loss (gain) on disposal of premises and equipment and other real estate owned	(76,874)	160,752
Gain on sale of loans held for sale	(844,520)	(935,291)
Gain on sale of mortgage-backed securities available for sale	(1,631,891)	-
Gain on sale of investment securities available for sale	(2,406)	(917,866)
Stock based compensation expense	74,624	(45,880)
Originations of loans held for sale, net	(54,158,898)	(88,262,687)
Proceeds from sale of loans held for sale	30,146,516	25,403,227
Other operating activities	574,620	631,100
Net cash used in operating activities	(12,445,703)	(53,024,150)
Investing activities:
Proceeds from maturity of investment securities available for sale	-	15,000,000
Proceeds from sale of investment securities available for sale	507,406	20,917,866
Proceeds from sale of mortgage-backed securities available for sale	33,044,077	-
Proceeds from principal repayments of mortgage-backed securities available for sale	7,266,976	9,158,161
Proceeds from principal repayments of mortgage-backed securities held for investment	191,063	235,051
Originations of loans held for investment, net of principal repayments	(596,353)	46,760,172
Proceeds from disposal of premises and equipment and other real estate owned	6,598,835	6,881,783
Purchase of investment securities	-	(5,000,000)
Sale (purchase) of FHLB stock	278,800	(230,900)
Purchase of premises and equipment	(1,231,781)	(189,421)
Net cash provided by investing activities	46,059,023	93,532,712
Financing activities:
Net increase (decrease) in deposit accounts	7,544,390	(6,575,603)
Net decrease in FHLB borrowings	(25,000,000)	(10,000,000)
Proceeds from exercise of stock options, net of tax benefit	9,212	17,178
Cash paid for dividends	(4,774,211)	(5,842,858)
Net change in repurchase agreements	(216,222)	(3,518,346)
Net cash used by financing activities	(22,436,831)	(25,919,629)

Increase in cash and cash equivalents	11,176,489	14,588,933

Cash and cash equivalents, beginning of period	29,638,164	26,720,359

Cash and cash equivalents, end of period	$40,814,653	$41,309,292

Supplemental disclosures:
Other real estate acquired in settlement of loans	$7,034,351	$13,623,602
Dividends declared, not paid	$876,957	$1,948,119
Exchange of loans for mortgage-backed securities	$26,242,332	$61,965,861

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan.  For the three and nine month periods ended September 30, 2010, there were none and 234 stock options, respectively, that were dilutive because their exercise prices exceeded the average market price of the Company’s common stock, compared to 75 and 25 stock options, respectively, that were dilutive for the three and nine months ended September 30, 2009.

Note 3. Allowance for Credit Losses.  Activity in the allowance for credit losses, including the allowances for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2009	$13,503,940	$240,282	$13,744,222
Provision for credit losses	2,420,000	-	2,420,000
Reclassification	62,313	(62,313)	-
Loans and leases charged-off	(2,841,550)	-	(2,841,550)
Loans and leases recovered	76,409	-	76,409
Net (charge-offs)/recoveries	(2,765,141)	-	(2,765,141)
Balance at March 31, 2010	13,221,112	177,969	13,399,081
Provision for credit losses	2,070,000	-	2,070,000
Reclassification	6,733	(6,733)	-
Loans and leases charged-off	(7,532,178)	-	(7,532,178)
Loans and leases recovered	185,626	-	185,626
Net (charge-offs)/recoveries	(7,346,552)	-	(7,346,552)
Balance at June 30, 2010	7,951,293	171,236	8,122,529
Provision for credit losses	3,961,787	-	3,961,787
Reclassification	8,269	(8,269)	-
Loans and leases charged-off	(3,866,607)	-	(3,866,607)
Loans and leases recovered	556,635	-	556,635
Net (charge-offs)/recoveries	(3,309,972)	-	(3,309,972)
Balance at September 30, 2010	$8,611,377	$162,967	$8,774,344

Allowance for Credit Losses Ratios	September 30, 2010	December 31, 2009
Allowances for loan and lease losses/total loans and leases	1.32%	2.00%
Allowance for unfunded loan commitments/unfunded commitments	0.20%	0.27%
Allowance for credit losses/total loans and leases	1.35%	2.04%

Note 4. Comprehensive Income.  Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders ("other comprehensive income").  The Company's only component of other comprehensive income is unrealized gains and losses on available for sale securities.  Unrealized gains and losses on available for sale securities is primarily impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.  Information concerning other comprehensive income for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
Net income	$1,009,611	$1,761,669	$4,117,671	$5,526,066
Reclassification of gain on sale of securities	696,410	0	1,634,297	917,866
Gains (losses) unrealized, net of income taxes	(677,020)	815,478	17,968	(1,112,362)
Other comprehensive income (loss)	19,390	815,478	1,652,265	(194,496)
Comprehensive income	$1,029,001	$2,577,147	$5,769,936	$5,331,570

Note 5.  Stock-Based Compensation.  The Company had two stock-based compensation plans at September 30, 2010.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”).  The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan.  At September 30, 2010, the 1997 Plan had 123,741 granted unexercised shares. At September 30, 2010, the 2008 Plan includes 73,000 granted unexercised shares and 885,000 shares available to be granted. During the three and nine months ended September 30, 2010, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years.  Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The net compensation cost charged against income for the Plans was $31,145 and $74,626 for the three and nine months ended September 30, 2010, compared to $74,036 and $45,879 of compensation benefits credited against expense for the three and nine months ended September 30, 2009. Total recapture credits against compensation expense due to forfeited options was $10,952 for both the three and nine months ended September 30, 2010, compared to $93,061 and $96,272 for the three and nine months ended September 30, 2009. As of September 30, 2010, total unrecognized compensation cost on granted unexercised shares was $208,716. That cost is expected to be recognized during the next 3.25 years.

No income tax benefits were recognized from the exercise of stock options in either the three or nine months ended September 30, 2010 or 2009.

There were no options granted during the three months ended September 30, 2010.  The average fair value of options granted during the nine months ended September 30, 2010 was $4.25, compared to $4.90 and $4.17 during the three and nine months ended September 30, 2009.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
Dividend growth rate	N/A	5.3%	5.3%	5.3%
Expected volatility	N/A	37.1%	36.6%	36.6%
Average risk-free interest rate	N/A	3.1%	3.0%	2.8%
Expected lives - years	N/A	6	6	6

A summary of option activity under the Plans as of September 30, 2010 and 2009, and changes during the three and nine month periods ended September 30, 2010 and 2009, is presented below:

Period Ended September 30, 2010:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Granted	7,000	$12.29
Forfeited	(3,854)	$16.03
Exercised	0	$0.00
Outstanding at June 30, 2010	196,741	$15.28	$(919,650)
Granted	0	$.00
Forfeited	0	$.00
Exercised	0	$.00
Outstanding at September 30, 2010	196,741	$15.28	$(1,055,401)
Vested and Exercisable at September 30, 2010	124,875	$16.29	$(795,171)

Period Ended September 30, 2009:
Outstanding at December 31, 2008	172,295	$17.52
Granted	15,000	$9.73
Forfeited	(1,375)	$28.79
Exercised	0	$0.00
Outstanding at March 31, 2009	185,920	$16.81	$(1,150,476)
Granted	3,000	$10.71
Forfeited	0	$0.00
Exercised	0	$0.00
Outstanding at June 30, 2009	188,920	$16.71	$(965,604)
Granted	15,500	$12.80
Forfeited	(27,200)	$20.55
Exercised	(2,500)	$6.87
Outstanding at September 30, 2009	174,720	$15.91	$(770,109)
Vested and Exercisable at September 30, 2009	109,062	$15.41	$(426,955)

The intrinsic value of options exercised during the nine months ended September 30, 2010 was $11,357, compared to $12,823 of intrinsic value of options exercised during both the three and nine months ended September 30, 2009.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2010, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$6.17 – 13.82	96,408	6.13	$10.27	39,408	$8.65
$14.97 – 16.49	36,208	2.32	$16.09	36,208	$16.09
$16.77 – 25.22	50,875	6.38	$20.68	37,459	$20.56
$26.17 – 33.27	13,250	5.34	$28.82	11,800	$28.83
	196,741	5.44	$15.28	124,875	$16.29

A summary of nonvested option shares as of September 30, 2010 and 2009, and changes during the three and nine month periods ended September 30, 2010 and 2009, is presented below:

Period Ended September 30, 2010:	Shares	Price
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21
Granted	7,000	$12.29
Forfeited	(2,500)	$12.95
Vested	(3,425)	$22.31
Nonvested at June 30, 2010	73,783	$13.69
Granted	0	$.00
Forfeited	0	$.00
Vested	(1,917)	$19.36
Nonvested at September 30, 2010	71,866	$13.54

Period Ended September 30, 2009:
Nonvested at December 31, 2008	43,275	$22.68
Granted	15,000	$9.73
Forfeited	0	$0.00
Vested	(4,150)	$24.22
Nonvested at March 31, 2009	54,125	$18.97
Granted	3,000	$10.71
Forfeited	0	$0.00
Vested	(4,050)	$23.34
Nonvested at June 30, 2009	53,075	$18.17
Granted	15,500	$12.80
Forfeited	(1,000)	$27.57
Vested	(1,917)	$19.36
Nonvested at September 30, 2009	65,658	$16.72

The fair value compensation cost recognition provisions for share based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the net impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:
	Three Months Ended 09/30/10	Three Months Ended 09/30/09	Nine Months Ended 09/30/10	Nine Months Ended 09/30/09
Increase (decrease) net income before income taxes	$(31,145)	$74,036	$(74,626)	$45,879
Increase (decrease) net income	$(30,402)	$74,036	$(72,839)	$45,879
Increase (decrease) basic earnings per share	$(0.01)	$0.01	$(0.01)	$0.01
Increase (decrease) diluted earnings per share	$(0.01)	$0.01	$(0.01)	$0.01

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

Assets measured at fair value on a recurring basis as of September 30, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/10	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Mortgage-backed	$86,921,971	$-	$86,921,971	$-
Total September 30, 2010	$86,921,971	$-	$86,921,971	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/09	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$5,431,669	$-	$5,431,669	$-
Mortgage-backed	85,677,465	-	85,677,465	-
Total September 30, 2009	$91,109,134	$-	$91,109,134	$-

Assets measured at fair value on a non-recurring basis as of September 30, 2010 and 2009:

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$17,335,280	$-	$17,335,280	$-
Other real estate owned	8,598,517	-	8,598,517	-
Total September 30, 2010	$25,933,797	$-	$25,933,797	$-

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/09	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$15,336,702	$-	$15,336,702	$-
Other real estate owned	12,474,026	-	12,474,026	-
Total September 30, 2009	$27,810,728	$-	$27,810,728	$-

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

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3.  Fair value adjustments of $672,571 and $2,376,771 were made to OREO during the three and nine months ended September 30, 2010, compared to $449,185 and $1,815,185 during the three and nine months ended September 30, 2009.

Net gains (losses) realized and included in earnings for the three and nine months ended September 30, 2010 and 2009 are reported in other revenues as follows:

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
Gain (loss) on sale of real estate, net	$39,858	$(86,875)	$73,578	$(161,323)

No liabilities were measured at fair value on a recurring or non-recurring basis during the three and nine months periods ended September 30, 2010 or 2009.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009.  Total assets were $811.9 million at September 30, 2010 compared to $829.9 million at December 31, 2009. Earning assets were $738.5 million at September 30, 2010 compared to $761.9 million at December 31, 2009, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 91.0% of total assets at September 30, 2010 compared to 91.8% at December 31, 2009.

Interest-bearing overnight deposits in financial institutions increased to $24.5 million at September 30, 2010, from $11.9 million at December 31, 2009. Overnight funds are available to fund loan originations, liquidity management activities and daily operations of the Bank.

No investment securities were held as available for sale at September 30, 2010, compared to $407,000 at December 31, 2009. There were no maturities of investment securities available for sale during the quarters ended September 30, 2010, compared to $5.0 million for the three months ending September 30, 2009 and $15.0 million during the nine months ended September 30, 2009.  The Bank sold $507,000 of investment securities available for sale during the three and nine months ended September 30, 2010, compared to none sold during the three months ending September 30, 2009, and $20.9 million sold during the nine months ending September 30, 2009.

Mortgage-backed securities available for sale were $86.9 million at September 30, 2010 compared to $96.7 million at December 31, 2009. The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels.  During the three and nine months ended September  30, 2010, the Bank sold $15.6 million and $33.0 million of mortgage-backed securities available for sale, compared to none for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, $11.4 million and $26.2  million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $5.7 million for the three months and $62.0 million for the nine months ended September 30, 2009.

Mortgage-backed securities held for investment were $323,000 at September 30, 2010, compared to $514,000 at December 31, 2009, reflecting scheduled principal payments.

Based on current market prices, investment and mortgage-backed securities available for sale increased in market value by a net of $1.7 million at September 30, 2010 from December 31, 2009. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale were $5.2 million at September 30, 2010 compared to $6.5 million at December 31, 2009.  Proceeds from loan sales were $13.0 million and $30.1 million for the three and nine months ended September 30, 2010, compared to $15.6 million and $25.4 million sold during the three and nine months ended September 30, 2009. The proceeds from loans sold during the three and nine months ended September 30, 2010 were used to fund liquidity needs of the Bank, including new loan originations, repayment of borrowings, deposit outflows and general banking operations.  Loans serviced for others were $307.4 million at September 30, 2010, compared to $289.3 million at December 31, 2009.

Net loans and leases receivable held for investment declined to $637.2 million at September 30, 2010 from $652.1 million at December 31, 2009. During the three and nine months ended September 30, 2010, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank.

Non-performing loans increased to $19.2 million at September 30, 2010, from $10.2 million at December 31, 2009, as the current economy continues to present a challenging credit environment for the Bank and its customers. Included in non-performing loans are restructured loans of $5.2 million at September 30, 2010 and $4.3 million at December 31, 2009.  The level of non-performing loans is primarily attributable to the current economic environment.  Downward pressure has impacted the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Other real estate owned declined to $8.6 million at September 30, 2010 from $10.6 million at December 31, 2009, reflecting the net of sales, new foreclosures of certain non-performing loans and fair value adjustments. During the nine month period ended September 30, 2010 there were $7.0 million of new foreclosures, $6.5 million of sales and $2.5 million of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased to $696.1 million at September 30, 2010 from $688.5 million at December 31, 2009.  Demand accounts (personal and business checking accounts and money market accounts) increased to $237.7 million at September 30, 2010 from $224.5 million at December 31, 2009.

Time deposits increased to $433.4 million at September 30, 2010, from $440.9 million at December 31, 2009.  During this period, the Bank chose to not match higher time deposit rates being offered by certain competitor financial institutions in its market area, in order to control its time deposit cost.  The Bank has been pricing new and maturing time deposits within the current lower rate environment, and combined with the growth of lower cost checking accounts, is effectively managing its deposit cost.  See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements declined to $12.2 million at September 30, 2010 from $37.4 million at December 31, 2009.  FHLB advances declined to $10.0 million at September 30, 2010, from $35.0 million at December 31, 2009 as the Bank repaid a $25.0 million, 3.0% fixed-rate advance.  Repurchase agreements (representing cash management accounts for commercial banking customers) were $2.2 million at September 30, 2010, compared to $2.4 million at December 31, 2009.

Stockholders' equity was $87.3 million at September 30, 2010 and $86.2 million at December 31, 2009, reflecting the net effect of earnings, dividend payments and changes in accumulated other comprehensive income.  The equity to assets ratio increased to 10.8% at September 30, 2010, from 10.4% at December 31, 2009. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $2.0 million at September 30, 2010 compared to $322,000 at December 31, 2009, reflecting the net increase in unrealized gains on available for sale securities portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of September 30, 2010, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 13.8%; Tier 1 Risk-Based Capital – 12.6%; and Tier 1 Leverage Capital – 9.9%.  See "Liquidity and Capital Resources" below for additional information.

On September 23, 2010, the Company declared a cash dividend of $0.09 per share, payable October 28, 2010 to stockholders of record as of October 4, 2010.  This dividend payment represents a 90.0% payout ratio of the basic earnings per share for the quarter ended September 30, 2010, and is the Company's 54th consecutive quarterly cash dividend.  The Board of Directors (the “Board”) adjusted the quarterly cash dividend payment rate from $0.20 per share for the preceding quarter end  based on guidance provided by the Federal Reserve Bank of Richmond (the “Fed”), the Company’s primary federal regulatory agency.  The Fed guidance stated that the Company is expected to act as a source of strength to the Bank and the payment of dividends exceeding net income is questionable in these uncertain times, as continued high levels of loan losses and problem loans can require significant capital.  The Fed considers it more prudent to reduce stockholder dividends at this point and maintain capital in the Bank.

While the Company has continued with positive earnings and capital levels significantly in excess of the requirements to be well capitalized, the Board concurred with the Fed’s guidance and felt it was appropriate in consideration of their guidance to adjust the quarterly cash dividend payment rate accordingly.  In addition, future dividends will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements and recommendations.

The Company purchased none of its common stock during the three and nine months ended September 30, 2010.  Common stock may be purchased through private or open market transactions pursuant to a stock repurchase program adopted by the Board. Shares acquired through the repurchase plan are held as treasury stock, at cost. The Company has placed the repurchase program in an inactive status and no shares have been purchased during the current fiscal year.  At September 30, 2010, there were 1,510,251 treasury shares totaling $32.1 million, compared to 1,511,926 shares totaling $32.2 million at December 31, 2009.  Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

From December 31, 2009 to September 30, 2010, there were 1,675 shares of the Company’s common stock issued from the exercise of stock options.

Comparison of Operating Results - Three and Nine Months Ended September 30, 2010 and 2009.  Net income for the three and nine months ended September 30, 2010 was $1.0 million and $4.1 million, compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2009. Diluted earnings per share were $0.10 and $0.42 per share for the three and nine months ended September 30, 2010, compared to $0.18 and $0.57 per share for the three and nine months ended September 30, 2009.

Net earnings during the three and nine months ended September 30, 2010 were favorably impacted by an increase in net interest income, while being partially offset by the volume of provisions for credit losses to replenish net charge-offs.  The current economy continues to present a challenging credit environment for the Bank, for its customers and for the banking industry.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value.  The Bank remains profitable, continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .5% and .7% for the three and nine months ended September 30, 2010, compared to 0.8% for both the three and nine months ended September 30, 2009.  ROE was 4.6% and 6.3% for the three and nine months ended September 30, 2010, compared to 8.1% and 8.4% for the three and nine months ended September 30, 2009.  The efficiency ratio was 55.5% and 57.0% for the three and nine months ended September 30, 2010, compared to 61.1% and 58.5% for the three and nine months ended September 30, 2009.

Interest Income.  Interest income declined to $11.0 million and $32.9 million for the three and nine months ended September 30, 2010, from $12.2 million and $37.2 million for the three and nine months ended September 30, 2009. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $741.2 million and $742.3 million for the three and nine months ended September 30, 2010, from $801.6 million and $809.1 million for the three and nine months ended September 30, 2009.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans held for investment, sales and maturities of investment securities and mortgage backed securities, and the volume of other real estate owned and non-performing loans discussed above.  The yield on average interest-earning assets declined to 5.9% for both the three and nine months ended September 30, 2010, from 6.1% for both the three and nine months ended September 30, 2009.  The yield on average interest-earning assets has been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $2.2 million and $6.9 million for the three and nine months ended September 30, 2010, from $3.9 million and $13.1 million for the three and nine months ended September 30, 2009, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities.  The effective cost of funds improved to 1.2% and 1.3% for the three and nine months ended September 30, 2010, from 2.0% and 2.2% for the three and nine months ended September 30, 2009.  The Company was able to improve its cost of funds by the combination of deposit repricing, the rollover of maturing time deposits and the repositioning of borrowings within the current lower interest rate environment.  Average deposits and borrowings declined to $718.7 million and $717.9 million for the three and nine months ended September 30, 2010, from $771.9 million and $778.1 million for the three and nine months ended September 30, 2009.

Net Interest Income. Net interest income increased to $8.7 million and $26.1 million for the three and nine months ended September 30, 2010, from $8.3 million and $24.1 million for the three and nine months ended September 30, 2009.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) improved to 4.7% and 4.6% for the three and nine months ended September 30, 2010, from 4.1% and 3.9% for the three and nine months ended September 30, 2009. The net interest margin on interest-earning assets (net interest income divided by average interest-earning assets) improved to 4.7% for both the three and nine months ended September 30, 2010, compared to 4.1% and 4.0% for the three and nine months ended September 30, 2009. The increase in interest rate spread and net yield on interest-earning assets is a result of effectively managing the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $4.0 million and $8.5 million of provisions for credit losses in the three and nine months ended September 30, 2010, compared to $1.3 million and $4.5 million in the three and nine months ended September 30, 2009, reflecting the current volume of non-performing loans as previously discussed. The provision for credit losses was necessary to replenish net charge offs of $3.3 million and $13.4 million recorded in the three and nine months ended September 30, 2010 compared to $668,000 and $3.9 million in the three and nine months ended September 30, 2009, and to strengthen the Bank’s ability to better manage the volume of non-performing loans, as discussed above. See “Allowance for Credit Losses” below for additional information.

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

During the nine months ended September 30, 2010, the Bank refined its allowance for credit losses methodology taking into account current generally accepted accounting principles and regulatory guidance. The refined methodology is focused on current borrower analysis and loss factors that are more indicative of actual historical loss experience in recent years.  Previously, the Bank established specific reserves for certain impaired loans.  The Bank has elected to write down substantially all previously calculated specific reserves.  Going forward, when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment.  As a result of these changes, this leaves the allowance for credit losses with a distinctly different balance than in previous reporting periods, which contained a mixed balance between both general and specific reserves.  Now essentially the Bank’s entire calculated allowance for credit losses general reserves.

Based on the overall credit quality of the loan and lease receivable portfolio, management believes the Bank has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.  Management reassesses the information upon which it bases the allowance for credit losses not greater than quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $8.8 million at September 30, 2010, compared to $13.7 million December 31, 2009. The ratio of the allowance for credit losses to loans and leases was 1.4% at September 30, 2010, compared to 2.0% at December 31, 2009.  See “Note 3. Allowance for Credit Losses” and “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” for additional information.

Noninterest Income.  Noninterest income increased to $3.4 million and $8.9 million for the three and nine months ended September 30, 2010, compared to $2.4 million and $8.4 million for the three and nine months ended September 30, 2009.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected were $2.0 million and $5.8 million for the three and nine months ended September 30, 2010, compared to $2.0 million and $6.0 million for the three and nine months ended September 30, 2009. Fees, service charges and loan servicing fees earned during each period are attributable to the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

The Bank recorded net gains from loan sales of $479,000 and $845,000 during the three and nine months ended September 30, 2010, compared to $247,000 and $935,000 during the three and nine months ended September 30, 2009. Fixed-rate residential mortgage loans are sold to reduce exposure to interest rate and credit risk, and to provide a more balanced sensitivity to future interest rate changes.

The Bank recorded net gains from investment and mortgage-backed securities sales of $696,000 and $1.6 million during the three and nine months ended September 30, 2010, compared to none during the three months ending September 30, 2009 and $918,000 during the nine months ended September 30, 2009.  Proceeds from investment and mortgage-backed securities sales are used for a variety of purposes, including funding new loan originations, liquidity management and general banking operations.

Noninterest Expense.  Noninterest expenses were $6.7 million and $20.0 million for the three and nine months ended September 30, 2010, compared to $6.5 million and $19.0 million for the three and nine months ended September 30, 2009.  The largest component, compensation and fringe benefits, increased to $4.0 million and $11.8 million for the three and nine months ended September 30, 2010, compared to $3.5 million and $10.5 million for the three and nine months ended September 30, 2009, reflecting increased staffing levels necessary to enhance retail banking operations and credit administration, for providing quality customer service and increased costs of employee health insurance benefits.

FDIC insurance premiums were $285,000 and $869,000 for the three and nine months ended September 30, 2010, compared to $275,000 and $955,000 for the three and nine months ended September 30, 2009, reflecting the volume of insured deposit account balances and the impact of the FDIC’s risk-based deposit insurance assessments.

Expenses attributable to maintaining the current volume of other real estate owned declined to $150,000 and $314,000 in the three and nine months ended September 30, 2010, from $394,000 and $737,000 in the three and nine months ended September 30, 2009.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes.  Income tax expense declined to $424,000 and $2.5 million for the three and nine months ended September 30, 2010, from $1.1 million and $3.5 million for the three and nine months ended September 30, 2009.  Changes in amounts of income tax provisions reflect changes in the volume of pretax income and estimated income tax rates in effect during each respective period.  The effective income tax rates were 29.6% and 37.4% for the three and nine months ended September 30, 2010, compared to 38.9% and 38.7% for the three and nine months ended September 30, 2009.  See “Critical Accounting Policies” for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At September 30, 2010, the Bank had cash, deposits in banks, investment securities, mortgage-backed securities and loans held for sale totaling $133.2 million, compared to $133.8 million at December 31, 2009, representing 18.8% and 18.7% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at September 30, 2010 and December 31, 2009.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings.  The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income.  The Company monitors whether material changes in market risk have occurred since December 31, 2009.  The Company believes that no adverse change in market risk exposure has occurred since December 31, 2009.

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

•	new disclosure and other requirements relating to executive compensation and corporate governance

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the business of the Company and the Bank. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have an impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2010.
			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

July 2010
Beginning date: July 1
Ending date: July 31	-0-	-0-	-0-	487,115

August 2010
Beginning date: August 1
Ending date: August 31	-0-	-0-	-0-	487,115

September 2010
Beginning date: September 1
Ending date: September 30	-0-	-0-	-0-	487,115

(1)	487,115 shares of common stock may be purchased pursuant to a stock repurchase program announced on January 19, 2010. This repurchase program will expire on January 18, 2011.

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

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
William L. Wall		Kristie W. Hawkins
Executive Vice President		Controller
Chief Financial Officer		Treasurer
(Principal Financial Officer)		(Principal Accounting Officer)

Date: November 5, 2010		Date: November 5, 2010