Form 10-K
period 2010-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2011-03-11
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2010, was approximately $87.8 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 8, 2011: 9,751,271.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2010. (Part II)
2.	Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part II and Part III)

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

The Bank’s income consists principally of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts.  The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses, FDIC insurance premiums, and other miscellaneous expenses.  Funds for these activities are provided principally by deposits, borrowings, repayments of outstanding loans and investments and other operating revenues.

Market Area

The Company makes loans and obtains deposits throughout eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2010, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.

The economy of the Company’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities.  There are a significant number of major employers in the Company’s primary market area.  The average unemployment rate in the Company’s market area is comparable to the national average and the average unemployment rate for the State of North Carolina.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto, where such policies affect reported and expected financial results.

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

Loan Impairment and Allowance for Credit Losses.  A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement.  All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate.

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

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Bank’s past loan and lease loss experience, known and inherent risks in the loan and lease portfolio and in unfunded loan commitments, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, certain qualitative factors and current economic conditions.  While management believes that it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan and lease portfolio and in unfunded loan commitments will not require adjustments to the allowance for credit losses.

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

Lending Activities

General.  The Company’s gross loan portfolio, including real estate construction loans in process, totaled $642.7 million at December 31, 2010, representing 80.6% of total assets at that date.  It is the Company’s policy to concentrate its lending within its market area.  The Company originates a significant amount of commercial real estate loans.  At December 31, 2010, commercial real estate and construction loans amounted to $470.7 million, or 73.2% of the Company’s gross loan portfolio.  The Company has no direct sub-prime or Alt-A loan exposure in its loan portfolio.  In recent years, the Company has sought to increase originations of commercial business loans and consumer loans. At December 31, 2010, commercial business loans totaled $22.0 million, or 3.4% of the Company’s gross loan portfolio, and consumer loans totaled $83.1 million, or 12.9% of the Company’s gross loan portfolio.  To a lesser extent, the Company also originates multi-family residential real estate loans.  At December 31, 2010, $53.9 million, or 8.4% of the Company’s gross loan portfolio, consisted of single-family, residential mortgage loans.  The Company’s residential mortgage construction loans totaled $3.6 million, or 0.5% of the Company’s gross loan portfolio, at December 31, 2010.

Loan Portfolio Composition.  The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.  At December 31, 2010, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
Single-family residential	$53,874	8.4%	$50,721	7.4%	$42,296	5.3%	$41,223	4.9%	$62,352	7.5%
Multi-family residential	1,258	0.2	867	0.1	1,608	0.2	2,255	0.3	2,897	0.4
Construction	3,625	0.6	2,959	0.4	4,653	0.6	12,508	1.5	13,211	1.6
Total residential mortgage loans	58,757	9.2	54,547	7.9	48,557	6.1	55,986	6.7	78,460	9.5

Commercial loans and leases:
Commercial real estate	409,570	63.7	418,996	60.5	414,707	52.4	436,135	52.3	391,315	47.3
Commercial construction (1)	61,143	9.5	91,877	13.3	172,449	21.8	174,576	21.0	194,863	23.6
Commercial business	21,985	3.4	26,109	3.8	40,496	5.1	48,986	5.9	42,645	5.2
Lease receivables	8,148	1.3	9,818	1.4	11,561	1.5	13,101	1.6	12,640	1.5
Total commercial loans and leases	500,846	77.9	546,800	79.0	639,213	80.8	672,798	80.8	641,463	77.6

Consumer loans:
Automobile	1,242	0.2	1,870	0.3	2,831	0.4	3,518	0.4	3,748	0.5
Savings account loans	1,378	0.2	1,074	0.1	1,427	0.2	1,793	0.2	2,639	0.3
Home equity loans	35,397	5.5	37,101	5.4	43,158	5.4	43,558	5.2	42,153	5.1
Other (2)	45,102	7.0	50,655	7.3	56,318	7.1	55,544	6.7	57,945	7.0
Total consumer loans	83,119	12.9	90,700	13.1	103,734	13.1	104,413	12.5	106,485	12.9
Total	642,722	100.0%	692,047	100.0%	791,504	100.0%	833,197	100.0%	826,408	100.0%

Less:
Construction loans in process	16,512		18,443		34,133		57,242		54,390
Deferred fees and discounts	1,306		1,444		1,022		1,386		1,423
Allowance for loan and lease losses	18,830		13,504		11,618		9,486		9,158
Total	$606,074		$658,656		$744,731		$765,083		$761,437

(1)	Includes multifamily, 1-4 family and speculative single family residential and commercial real estate construction loans.
(2)	Includes residential real estate, land and lot, boat, equipment, reserve line, and unsecured loans.

Unfunded Commitments Composition.  The following table sets forth selected data relating to the composition of the Company’s unfunded commitments by type of loan at the date indicated.

	At December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Construction	$2,254	2.8%	$2,172	2.2%
Total residential mortgage loans	2,254	2.8	2,172	2.2

Commercial loans and leases:
Real estate secured	6,315	7.8	10,337	10.5
Non-Real Estate	7,144	8.8	10,394	10.6
Standby Letters of Credit	375	0.5	1,007	1.1
Construction	16,130	20.0	21,810	22.2
Total commercial loans and leases	29,964	37.1	43,548	44.4

Consumer loans:
Home equity loans	41,991	51.9	44,506	45.3
Real Estate Secured	56	0.1	53	0.1
Non-Real Estate	5,894	7.3	6,764	6.9
Construction	641	0.8	1,058	1.1
Total consumer loans	48,582	60.1	52,381	53.4
Total Unfunded Commitments	$80,800	100.0%	$98,101	100.0%

Loan Maturities.  The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing in the Company’s portfolio based on their maturity and repricing terms, including scheduled repayments of principal.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Company’s repayment experience to differ from that shown below.  Loan balances are net of construction loans in process.  Lease balances are included in other loans.

	Due One Year or Less	Due After 1 Through 5 Years After December 31, 2010	Due After 5 or More Years After December 31, 2010	Total
	(In thousands)
Residential real estate loans	$36,798	$55,437	$54,903	$147,138
Commercial real estate, business and other loans	184,211	242,009	52,853	479,073
Total	$221,009	$297,446	$107,756	$626,211

The following table sets forth at December 31, 2010 the dollar amount of all loans due one year or more after December 31, 2010 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$75,728	$34,612
Commercial real estate, business and other loans	203,991	90,870
Total	$279,719	$125,482

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

The Bank’s loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers.  The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events.  Real estate loans are originated by the Bank’s loan personnel.  The Bank’s loan personnel consists of both salaried with an annual incentive and commission paid mortgage loan officers.  Loan applications are accepted at the Bank’s offices.  Historically, the Bank generally has not purchased loans; however, during the year ended December 31, 2010 the Bank purchased $22.3 million of commercial real estate loans and $1.0 million of consumer real estate loans.  In the future, the Bank may consider making additional loan purchases.

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated.  During the years ended December 31, 2010, 2009 and 2008, these transactions totaled $87.5 million, $109.8 million and $41.1 million, respectively.  Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”).  The Bank generally retains servicing on loans sold or exchanged to FHLMC.

Loan Underwriting Policies.  The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors and its management.  Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations.  The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of loans underwritten for sale to FHLMC.  In addition, loans sold to other investors may be manually underwritten by the Bank or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable.  All large loans are presented weekly by the management loan committee to a loan committee of the Board of Directors of the Bank, made up of three outside directors who serve on a rotating basis.  The President does not serve on the loan committee of the Board of Directors.  Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender’s level of expertise.  In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities.  These authorities are based on aggregate borrowings of an individual or entity.  Any single loan over $1.5 million or any borrower with aggregate credit of greater than $3.0 million must be approved by the Director’s Loan Committee.  On a monthly basis, the full Board of Directors reviews the actions taken by the loan committees.

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

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%.  The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained.  The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%.  The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher.  The Bank is subject to regulations that limit the amount the Bank can lend to one borrower.  See “— Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $13.8 million at December 31, 2010. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes.  These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending.  The Bank is an originator of single-family, residential real estate loans in its market area.  At December 31, 2010, single-family, residential mortgage loans, excluding home improvement loans, totaled $53.9 million, or 8.4% of the Company’s gross loan portfolio.  The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates.  At December 31, 2010, $34.4 million, or 58.6%, of the Company’s residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans.  Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market.  The Bank also originates conventional and government mortgage loans in its market area, which are underwritten, closed and sold servicing retained in the secondary market or servicing released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans.  The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin.  The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards.  The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3.0% to 6.0% above the initial rate.  In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate.  Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor.  All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization.  At December 31, 2010, $24.3 million, or 41.4%, of the Company’s residential mortgage loans were adjustable-rate loans.

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

Construction Lending.  The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area.  Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings.  Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months.  Such loans are offered on a fixed-rate or adjustable-rate basis.  Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period of 0.5% or more above the rate offered by the Bank on the permanent loan product selected by the borrower.  Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap.  Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 1.0% and adjust either monthly or daily.  Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 1.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months.  Advances are made on a percentage of completion basis. The Bank has restricted originating speculative construction loans, and has limited most new construction lending to those with contracts or pre-sales only.  At December 31, 2010, residential and commercial construction loans totaled $3.6 million and $61.1 million, respectively, which amounted to 0.6% and 9.5%, respectively, of the Company’s gross loan portfolio.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors for loans in excess of $250,000.  For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or in certain cases it may require an outside appraisal by an approved appraiser.  The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan.  The Bank generally charges a 0.0% to 1.25% construction loan fee for speculative builder loans.  For construction loans to owner-occupants, the Bank generally charges a 0.0% to 1.0% construction loan fee.  For residential construction loans, the Bank generally charges a commitment fee ranging from 0.5% to 1.0% of the commitment amount.

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

Multi-Family Residential and Commercial Real Estate Lending.   The Bank originates commercial real estate loans, as well as a limited amount of multi-family residential real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships.  The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied.  Such loans generally range in size from $100,000 to $2.0 million.  At December 31, 2010, multi-family residential and commercial real estate loans totaled $1.3 million and $409.6 million, respectively, which amounted to 0.2% and 63.7%, respectively, of the Company’s gross loan portfolio.  Multi-family and commercial real estate loans are originated for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal plus a negotiated margin of between 0.0% and 1.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business.  These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally.  To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank.  It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made for loans over $1.0 million.  In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1.0 million annual financial statements of the principals of the partnership or corporation.  The Bank has severely restricted originating any new acquisition and development loans, lot loans or land loans.

Commercial Lending.  The Company’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate.  For a discussion of the Company’s commercial real estate lending see “— Multi-Family and Commercial Real Estate Lending.”

As a commercial bank, the Bank originates commercial business loans.  The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital.  Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis.  Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal plus a margin of between 0.0% and 2.0% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $3.5 million. At December 31, 2010, commercial business loans totaled $22.0 million, or 3.4% of the Company’s gross loan portfolio.

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

Lease Receivables.  The Bank’s lease receivables are originated by its wholly-owned subsidiary, First South Leasing, LLC (“FSL”).  FSL offers leases on equipment utilized for business purposes.  Rental terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2010, lease receivables totaled $8.1 million, or 1.3% of the Company’s gross loan portfolio.

Consumer Lending.  In recent years, the Bank has also focused on originating consumer loans.  The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, including unsecured loans.  At December 31, 2010, consumer loans totaled $83.1 million, or 12.9% of the Company’s gross loan portfolio.

The Bank’s automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the resale value as published by the National Automobile Dealers Association.  The terms of most such loans do not exceed 72 months.  The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

The Bank generally makes certificate of deposit loans for up to 90% of the depositor’s account balance, but may make a loan of up to 100% of the depositor’s account balance subject to approval by the credit administrator.  The interest rate is normally 2.0% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan.  Interest generally is billed on a monthly basis.  At December 31, 2010, loans on certificates of deposit totaled $1.4 million, or 0.2% of the Company’s gross loan portfolio.

At December 31, 2010, the Company had approximately $35.4 million in home equity line of credit loans, representing approximately 5.5% of its gross loan portfolio.  The Company’s home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin.  The home equity lines of credit require monthly payments based on the outstanding balance.  Home equity lines of credit are generally secured by subordinate liens against residential real property.  The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.  Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

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

In addition, the Bank has developed a program to originate residential mortgage loans for a local credit union.  The Bank receives a 1.0% origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount.  All of these loans are funded and closed in the name of the credit union.  The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

Nonperforming Loans and Other Problem Assets.  It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies.  When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.  Loans which are delinquent more than 15 days incur a late fee of 4.0% on mortgage and consumer loans and up to 6% on commercial loans, of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days.  If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency.  Generally, after any loan is delinquent 30 days or more, a default letter is sent to the borrower.  If the default is not cured after 45 days from the default letter, formal legal proceedings may commence to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful.  Generally, this occurs when payment is delinquent in excess of 90 days.  Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss.  All other loans are charged off when management concludes that they are uncollectible.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

Payments to nonaccrual loans which have no impairment or impaired loans that have been adjusted to fair market value are applied to principal and interest as scheduled.  Payments to nonaccrual loans which are impaired but have not been adjusted to fair market value are posted as principal receipts.  Mortgage and consumer loans are generally removed from nonaccrual status and interest resumes accruing once a loan has had a period of sustained payments, generally six months.  Commercial loans are generally removed from nonaccrual status and interest resumes accruing when none of the principal and interest is due and unpaid or when the loan becomes otherwise well secured and in the process of collection.

Real estate acquired in settlement of loans is classified as real estate acquired through foreclosure until such time as it is sold. It is recorded at the lower of the estimated fair value (less estimated costs to sell) of the underlying real estate or the carrying amount of the loan.  Costs relating to holding such real estate is charged against income in the current period.  Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for credit losses.  See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage:
Single-family	$2,057	$247	$382	$798	$934
Commercial real estate	9,813	4,597	9,183	6,588	1,274
Commercial business	1,515	—	51	26	79
Consumer	908	994	1,111	143	453
Total nonaccrual loans	14,293	5,838	10,727	7,555	2,740
Restructured Loans:
Residential mortgage:
Single-family	—	—	—	—	—
Commercial real estate	26,973	4,343	4,275	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total restructured loans	26,973	4,343	4,275	—	—
Total nonperforming loans	$41,266	$10,181	$15,002	$7,555	$2,740
Percentage of total loans, net	6.81%	1.55%	2.01%	0.99%	0.36%
Other real estate owned	$11,616	$10,561	$7,711	$1,602	$634
Total nonperforming assets	$52,882	$20,742	$22,713	$9,157	$3,374

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Performing restructured loans:
Residential mortgage:
Single-family	$426	$—	$—	$—	$—
Commercial real estate	30,342	11,279	5,731	—	—
Commercial business	316	108	54	—	—
Consumer	250	225	1,075	—	—
Total performing restructured loans	$31,334	$11,612	$6,860	$—	$—

For the year ended December 31, 2010, interest income of approximately $1.5 million was not recorded on loans accounted for on a nonaccrual basis, if the loans had been current throughout the entire period.  Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2010, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.   There were $2.7 million of loans which were accruing interest and contractually over 90 days past due at December 31, 2010.  During the year ended December 31, 2010, additional gross interest income of approximately $52,000 was recorded on these loans.

The level of non-performing loans is primarily attributable to the current economic environment.  Downward pressure has impacted the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management has evaluated its non-performing loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

	Age Analysis of Past Due Loans and Leases As of December 31, 2010 and 2009
	60-89 Days	Over 90 Days	Non Accrual	Total Past Due	Current	Total Loans and Leases
December 31, 2010:
Residential mortgage	$2,389	$1,150	$2,057	$5,596	$53,161	$58,757
Commercial real estate	2,434	1,593	36,786	40,813	429,900	470,713
Commercial business	77	—	1,515	1,592	20,393	21,985
Consumer	698	—	908	1,606	81,513	83,119
Lease receivables	—	—	—	—	8,148	8,148
Total	5,598	2,743	41,266	49,607	593,115	642,722

December 31, 2009:
Residential mortgage	1,903	520	247	2,670	51,877	54,547
Commercial real estate	5,438	1,236	8,940	15,614	495,259	510,873
Commercial business	267	—	—	267	25,842	26,109
Consumer	299	—	994	1,293	89,407	90,700
Lease receivables	—	—	—	—	9,818	9,818
Total	$7,907	$1,756	$10,181	$19,844	$672,203	$692,047

Based on an impairment analysis of the Bank’s portfolio, there were $23.6 million of loans classified as impaired, net of $6.0 million in write-downs at December 31, 2010.  The allowance for loan losses included $3.2 million specifically provided for these impaired loans as of December 31, 2010. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement.  All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate.  The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data.  This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.  See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2010, the Company had $41.3 million of nonaccrual loans, consisting of 13 single-family residential mortgage loans totaling $2.0 million; one multifamily residential mortgage loan totaling $37,000; 15 single family residential commercial construction loans totaling $3.2 million; 16 commercial residential real estate term loans totaling $3.0 million; 22 commercial non-residential real estate term loans totaling $15.1 million; 38 commercial land loans totaling $17.1 million; seven commercial non real estate loans totaling $18,000; and 20 consumer loans totaling $908,000.

At December 31, 2010, the Bank had $11.6 million of other real estate owned, which consisted of 15 single-family residences, 41 vacant lots, one residential subdivision containing raw land and 42 developed lots, three land loans and four commercial properties. See Note 1 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

Classified Assets and Credit Quality.  Federal regulations require that the Bank classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination.  There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.”  Special mention assets contain a potential weakness that deserves management’s close attention and which could cause a more serious problem if not corrected.  Substandard assets have one or more well-defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Assets classified as special mention, substandard or doubtful require a bank to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount.  Work-in-process loans are loans that have been approved and sent to the attorney for closing, but have not yet been returned for processing.  These loans are not given a risk grade until they have been processed and are therefore excluded from the credit quality reporting.

The Bank assigns a risk grade to each commercial loan.  The grading system established by the Bank includes grades 1 through 9.  These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss.  Risk grades 1 through 5 are collectively labeled “Pass” by regulators, and have minimal risk and minimal loss history.

The Bank reviews its loan portfolio not less than quarterly to determine whether any assets require classification or re-classification.  At December 31, 2010, the Company had $100.6 million of classified assets, including $38.9 million classified as special mention, $61.7 million classified as substandard, $27,000 classified as doubtful and none classified as loss; compared to $84.0 million of classified assets at December 31, 2009, including $34.6 million classified as special mention, $49.4 million classified as substandard, none classified as doubtful and none classified as loss.

The following tables set forth information with respect to the Bank’s credit exposure at the dates indicated.

Commercial Credit Exposure - Credit Quality by Risk Grade

	Commercial		Commercial		Commercial
	Real Estate (1)		Construction (2)		Business (3)
Grade	2010	2009	2010	2009	2010	2009
			(In Thousands)
1	$—	$—	$—	$—	$—	$30
2	2,168	2,705	487	500	110	419
3	22,538	21,208	6,433	6,439	1,975	3,232
4	236,149	270,967	21,207	44,695	14,641	16,934
5	62,007	51,872	11,273	16,765	2,767	1,684
6	34,506	25,582	3,279	5,430	484	2,508
7	31,328	22,610	3,646	2,248	254	735
8	—	—	—	—	27	—
9	—	—	—	—	—	—
Total	$388,696	$394,944	$46,325	$76,077	$20,258	$25,542

(1) Does not include impaired loans of $23.1 million and $23.0 million at December 31, 2010 and 2009 respectively.
(2) Does not include work-in-process of $140,000 and $1.7 million at December 31, 2010 and 2009 respectively.
(3) Does not include impaired loans of $73,000 and none at December 31, 2010 and 2009 respectively.  Does not include work-in-process of $500,000 and none at December 31, 2010 and 2009 respectively.

Consumer Credit Exposure - Credit Quality by Classification

	Consumer (1)		Residential Mortgage (2)		Lease Receivables
Classification	2010	2009	2010	2009	2010	2009
			(In Thousands)
Pass	$81,442	$88,437	$50,792	$49,091	$7,959	$9,785
Special Mention	—	527	673	531	—	—
Substandard	620	591	2,057	217	189	33
Total	$82,062	$89,555	$53,522	$49,839	$8,148	$9,818

(1) Does not include work-in-process of  $1,000 and $87,000 at December 31, 2010 and 2009 respectively.  Does not include impaired loans of $416,000 at December 31, 2010 and none at December 31, 2009.
(2) Does not include work-in-process and participation loans of $3.0 million and $3.1 million at December 31, 2010 and 2009 respectively.

Impaired Loans

					Interest Income
	Ending Balance		Associated Allowance		Recognized
	2010	2009	2010	2009	2010	2009
			(In Thousands)
Impaired loans with an associated allowance:
Commercial real estate	$12,480	$22,913	$2,941	$5,063	$436	$896
Commercial business	73	54	73	54	2	3
Consumer	239	—	174	—	10	—
Total	12,792	22,967	3,188	5,117	448	899

Impaired loans with no associated allowance:
Commercial real estate	10,608	—	—	—	500	—
Commercial business	—	—	—	—	—	—
Consumer	177	—	—	—	8	—
Total	$10,785	$—	$—	$—	$508	$—

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

The Bank uses a variety of modeling and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses.  The factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loans and lease portfolio and in unfunded loan commitments. The Bank’s principal focus is on maintaining the adequacy of the total allowance for credit losses.  Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to accounting principles generally accepted in the United States of America, and has taken into account the views of its regulators and the current economic environment.  Management evaluates the information upon which it bases the allowance for credit losses quarterly and believes its accounting decisions remain accurate.  However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses calculation methodology takes into account accounting principles generally accepted in the United States of America and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience in recent years. The allowance for credit losses contains both general and specific reserves.  The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate, and for collateral dependent loans for which an impairment analysis has not yet been completed.  For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment.   See Notes 1 and 4 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information regarding lending activities and the allowance for credit losses.

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and  unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2005	$8,113	$1,109	$9,222
Provisions for credit losses	1,277	(344)	933
Loans and Leases charged-off	(342)	—	(342)
Loans and Leases recovered	110	—	110
Net (charge-offs)/recoveries	(232)	—	(232)
Balance at December 31, 2006	9,158	765	9,923

Balance at December 31, 2006	9,158	765	9,923
Provisions for credit losses	712	(362)	350
Loans and Leases charged-off	(421)	—	(421)
Loans and Leases recovered	37	—	37
Net (charge-offs)/recoveries	(384)	—	(384)
Balance at December 31, 2007	9,486	403	9,889

Balance at December 31, 2007	9,486	403	9,889
Provisions for credit losses	4,107	(63)	4,044
Loans and Leases charged-off	(2,168)	—	(2,168)
Loans and Leases recovered	193	—	193
Net (charge-offs)/recoveries	(1,975)	—	(1,975)
Balance at December 31, 2008	11,618	340	11,958

Balance at December 31, 2008	11,618	340	11,958
Provisions for credit losses	7,280	(100)	7,180
Loans and Leases charged-off	(5,775)	—	(5,775)
Loans and Leases recovered	381	—	381
Net (charge-offs)/recoveries	(5,394)	—	(5,394)
Balance at December 31, 2009	13,504	240	13,744

Balance at December 31, 2009	13,504	240	13,744
Provisions for credit losses	22,155	(3)	22,152
Loans and Leases charged-off	(17,783)	—	(17,783)
Loans and Leases recovered	954	—	954
Net (charge-offs)/recoveries	(16,829)	—	(16,829)
Balance at December 31, 2010	$18,830	$237	$19,067

The following table sets forth information with respect to the Bank’s allowance for loan and lease losses by loan category at the dates indicated.

	December 31, 2010
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Allowance for collectively evaluated impaired
Beginning Balance	$6,603	$514	$739	$377	$154	$8,387
Charge-Offs	(2,707)	(322)	(1,102)	(44)	(6)	(4,181)
Recoveries	86	84	98	—	—	268
Provisions	7,900	142	3,101	25	—	11,168
Ending Balance	$11,882	$418	$2,836	$358	$148	$15,642

Allowance for individually evaluated impaired
Beginning Balance	$5,063	$54	$—	$—	$—	$5,117
Charge-Offs	(12,032)	—	(1,570)	—	—	(13,602)
Recoveries	600	—	86	—	—	686
Provisions	9,310	19	1,658	—	—	10,987
Ending Balance	$2,941	$73	$174	$—	$—	$3,188

	December 31, 2009
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Allowance for collectively evaluated impaired
Beginning Balance	$8,448	$321	$604	$510	$154	$10,037
Charge-Offs	(2,371)	(443)	(1,636)	(12)	—	(4,462)
Recoveries	57	50	274	—	—	381
Provisions	469	586	1,497	(121)	—	2,431
Ending Balance	$6,603	$514	$739	$377	$154	$8,387

Allowance for individually evaluated impaired
Beginning Balance	$1,085	$496	$—	$—	$—	$1,581
Charge-Offs	(817)	(496)	—	—	—	(1,313)
Recoveries	—	—	—	—	—	—
Provisions	4,795	54	—	—	—	4,849
Ending Balance	$5,063	$54	$—	$—	$—	$5,117

The following table sets forth information with respect to the Bank’s loan balances by loan category at the dates indicated.

	December 31, 2010
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Collectively evaluated impaired
Beginning Balance	$472,166	$26,049	$89,642	$52,962	$9,818	$650,637
Originations	67,308	7,278	10,606	99,584	3,895	188,671
Sales/Repayments	(73,214)	(12,227)	(14,482)	(95,725)	(5,559)	(201,207)
Charge-Offs	(2,707)	(322)	(1,102)	(44)	(6)	(4,181)
Transfers to REO	(16,185)	—	(616)	(274)	—	(17,075)
Transfers to/from individually
impaired	(12,207)	(19)	(1,986)	—	—	(14,212)
Other	—	—	—	—	—	—
Ending Balance	$435,161	$20,759	$82,062	$56,503	$8,148	$602,633

Individually evaluated impaired
Beginning Balance	$22,913	$54	$0	$—	$—	$22,967
Charge-Offs	(12,032)	0	(1,570)	—	—	(13,602)
Transfers to/from collectively				—	—
impaired	12,207	19	1,986	—	—	14,212
Other	0	0	0	—	—	—
Ending Balance	$23,088	$73	$416	$—	$—	$23,577

	December 31, 2009
	Commercial	Commercial		Residential	Lease
	Real Estate	Business	Consumer	Mortgage	Receivables	Total
			(In Thousands)
Collectively evaluated impaired
Beginning Balance	$552,093	$36,742	$101,808	$46,990	$11,561	$749,194
Originations	66,570	10,187	16,508	133,558	5,927	232,750
Sales/Repayments	(115,616)	(20,383)	(25,217)	(126,937)	(7,670)	(295,823)
Charge-Offs	(2,371)	(443)	(1,636)	(12)	—	(4,462)
Transfers to REO	(12,461)	—	(1,821)	(637)	—	(14,919)
Transfers to/from individually
Impaired	(16,049)	(54)	—	—	—	(16,103)
Other	—	—	—	—	—	—
Ending Balance	$472,166	$26,049	$89,642	$52,962	$9,818	$650,637

Individually evaluated impaired
Beginning Balance	$7,681	$496	$—	$—	$—	$8,177
Charge-Offs	(817)	(496)	—	—	—	(1,313)
Transfers to/from collectively			—	—	—
impaired	16,049	54	—	—	—	16,103
Other	—	—	—	—	—	—
Ending Balance	$22,913	$54	$—	$—	$—	$22,967

The following table allocates the allowance for credit losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$358	1.9%	$377	2.8%	$510	4.4%	$510	6.7%	$510	9.5%
Commercial (1)(2)	15,461	82.1	12,388	91.7	10,504	90.4	7,694	80.8	7,309	77.6
Consumer (3)	3,011	16.0	739	5.5	604	5.2	1,282	12.5	1,339	12.9
Total allowance for loan and lease losses	$18,830	100.0%	$13,504	100.0%	$11,618	100.0%	$9,486	100.0%	$9,158	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$20	2.6%
Commercial	49	20.7	63	26.3	121	35.6	163	40.4	431	56.4
Consumer	188	79.3	177	73.7	219	64.4	240	59.6	314	41.0
Total allowance for unfunded loan commitments (4)	$237	100.0%	$240	100.0%	$340	100.0%	$403	100.0%	$765	100.0%

Combined total allowance for credit losses	$19,067		$13,744		$11,958		$9,889		$9,923

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $3.0 million of specific allowance for loan losses on 31 commercial real estate loans and two other commercial loans.
(3)	Includes $174,000 of specific allowance for loan losses on four consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Historical Loss and Qualitative Analysis.  The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans.  In developing this analysis, the Bank relies on actual loss history and estimates and exercises management’s best judgment in assessing credit risk. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at December 31, 2010.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	99.280%	18.031%	0.330%	0.562%	0.003%	0.003%	0.003%	0.00%
Commercial Non-Real Estate Secured	100.00%	99.430%	64.620%	4.419%	0.634%	0.189%	0.189%	0.189%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	99.410%	15.205%	5.233%	1.253%	0.559%	0.559%	0.559%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	99.550%	99.550%	46.112%	0.626%
Consumer Non-Real Estate Secured	100.00%	99.590%	99.590%	99.590%	0.217%
Consumer Non-Real Estate Unsecured	100.00%	99.490%	99.490%	99.490%	1.751%
Residential Real Estate	100.00%	99.690%	4.840%	1.718%	0.000%
Lease Receivables	100.00%	99.550%	10.529%	0.000%	0.001%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.200%
Commercial Non-Real Estate Lines of Credit	0.200%
Commercial Standby Letters of Credit	0.200%
Home Equity Lines of Credit	0.200%
Consumer Real Estate Lines of Credit	0.200%
Consumer Non-Real Estate Lines of Credit	0.200%
Work-in-Process	0.200%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the ACL as of December 31, 2010.   The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation.  Adjustments for each component may range from -10 basis points to +10 basis points.  A component score of 0 basis points indicates no effect on the ACL.  A component rating of +10 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL.  A -10 basis point component rating indicates the most positive effect on the ACL.

	Allocation of Qualitative Factors
Category	Commercial Loans	Consumer Loans	Mortgage Loans	Leases
Loans and Leases:
Changes in Economic and Business Conditions	0.25%	0.17%	0.03%	0.05%
Interest Rate Risk	0.21%	0.15%	0.03%	0.04%
Effect of Concentrations of Credit	0.19%	0.15%	0.04%	0.04%
Changes in Nature and Volume of the Loan Portfolio Mix	0.20%	0.15%	0.04%	0.05%
Seasoning of the Loan Portfolio	0.22%	0.16%	0.03%	0.08%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.23%	0.18%	0.05%	0.05%
Changes in Lending Policies and Procedures	0.12%	0.09%	0.03%	0.03%
Changes in the Quality of the Loan Review System	0.09%	0.06%	0.02%	0.02%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.13%	0.09%	0.02%	0.05%
Changes in the Value of the Underlying Collateral	0.24%	0.17%	0.02%	0.04%

Category	Commercial Loans	Consumer Loans
Unfunded Commitments:
Changes in Economic and Business Conditions	0.07%	0.07%
Interest Rate Risk	0.07%	0.07%
Effect of Concentrations of Credit	0.06%	0.06%
Changes in Nature and Volume of the Loan Portfolio Mix	0.06%	0.06%
Seasoning of the Loan Portfolio	0.03%	0.03%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.09%	0.09%
Changes in Lending Policies and Procedures	0.03%	0.03%
Changes in the Quality of the Loan Review System	0.03%	0.00%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.03%	0.03%
Changes in the Value of the Underlying Collateral	0.05%	0.06%

Investment Activities

General.  Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company, after interest and fees on loans.  The Bank’s Board of Directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”) and mortgage-backed securities.  The Bank’s objective is to use such investments to reduce credit risk and provide liquidity.  At December 31, 2010, the Company’s mortgage-backed securities and investment securities portfolio totaled $98.9 million.  At such date, the Company had an unrealized gain of $631,000, net of deferred taxes, with respect to its securities.

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

Mortgage-Backed Securities.  At December 31, 2010, the Company’s mortgage-backed securities amounted to $98.9 million, or 12.4% of total assets.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank.  Such intermediaries may include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”) which guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  At December 31, 2010, all of the Company’s mortgage-backed securities were backed by loans originated by the Bank and swapped with the FHLMC in exchange for such mortgage-backed securities.

The FHLMC is a public corporation chartered by the U.S. Government.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  FHLMC securities are not backed by the full faith and credit of the United States; however, their securities are considered to be good quality investments with marginal credit risks.  The maximum loan limit for FNMA and FHLMC is currently $417,000.

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

At December 31, 2010, mortgage-backed securities with an amortized cost of $97.6 million and a carrying value of $98.6 million were held as available for sale, and mortgage-backed securities with an amortized cost of $245,000 and a fair value of $251,000 were held for investment.  Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.  Mortgage-backed securities classified as available for sale are carried at fair value.  Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2010, the Bank’s mortgage-backed securities had a weighted average yield of 4.21%.  See Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

At December 31, 2010, the average contractual maturity of the Company’s fixed-rate mortgage-backed securities available for sale was approximately 25.7 years, while the average contractual maturity of mortgage-backed securities held for investment was approximately 2.7 years.  The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages.  Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security.  The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security.  Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment.  The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates.  The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments.  During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease.  If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.  Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

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

The Company had no investment securities held as available for sale at December 31, 2010. The Bank purchased no investment securities as available for sale during 2010. During 2010, there were no maturities and $507,000 of sales of investment securities available for sale, respectively. Proceeds from investment maturities and sales are used in daily liquidity management activities including funding borrowing maturities, deposit withdrawals or are reinvested into new investment securities or short-term interest bearing overnight funds.

Equity Securities.  The equity securities held during 2009 and 2008 consisted of shares of restricted common stock of Triangle Capital Corporation (NASDAQ: TCAP) received in 2007 upon completion the TCAP public offering.  Prior to the public offering, the Company was a 2.2% limited partner in the Triangle Mezzanine Fund, LLLP, with a limited investment of $500,000.  In the public offering, TCAP acquired the Triangle Mezzanine Fund, LLLP, and the limited partners received shares of TCAP restricted common stock in amounts equivalent to their limited investment in the Triangle Mezzanine Fund, LLLP.  The TCAP equity securities were sold in 2010.

The Company had $3.5 million of FHLB stock at December 31, 2010.

The following table sets forth the carrying value of the Company’s investment, mortgage-backed, and  equity securities portfolio at the dates indicated.  See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

	At December 31,
	2010	2009	2008
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$—	$—	$36,220
Mortgage-backed securities	98,638	96,725	31,995
Equity securities	—	407	344
Total	$98,638	$97,132	$68,559

Securities held to maturity:
FHLB stock	$3,475	$3,890	$3,659
Mortgage-backed securities	245	514	832
Total	$3,720	$4,404	$4,491

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Company’s investment securities and mortgage-backed securities portfolio at December 31, 2010.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Mortgage-backed securities	—	—	789	6.16	1,055	4.77	96,794	4.19	98,638	97,595	4.21
Securities held to maturity:
FHLB stock (1)	—	—	—	—	—	—	3,475	0.35	3,475	3,475	0.35
Mortgaged-backed securities	—	—	245	4.00	—	—	—	—	245	245	4.00
Total	$—	0%	$1,034	5.64%	$1,055	4.77%	$100,269	4.06%	$102,358	$101,315	4.08%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

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

Deposits.  The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years.  Deposit terms vary according to the length of time the funds must remain on deposit and the interest rate.  Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis.  The Bank reviews its deposit pricing on a weekly basis or more frequently based on market conditions. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations.  Management believes it prices its deposits comparably to rates offered by its competitors.  The Bank does not accept brokered deposits, which are viewed as being less stable than other types of deposits.

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

	At December 31,
	2010		2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$218,784	0.10%	$212,502	0.11%	$208,923	0.22%
Money market	15,717	0.21	12,006	0.19	14,445	0.20
Savings accounts	24,499	0.13	23,137	0.13	26,554	0.38
Total	259,000	0.11	247,645	0.12	249,922	0.24

Certificate accounts:
Less than 12 months (1)	27,335	0.52	74,914	1.42	102,250	3.13
12-14 months (1)	73,032	1.02	274,384	1.80	266,768	3.66
15-72 months (1)	330,098	2.08	91,568	3.41	97,487	3.95
Total	430,465	1.80	440,866	2.07	466,505	3.61
Total deposits	$689,465	1.17%	$688,511	1.37%	$716,427	2.43%

(1)	Original term.

See Note 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010.  At such date, such deposits represented 32.3% of total deposits and had a weighted average rate of 2.1%.

Maturity Period
(In thousands)
Three months or less	$262
Over three months	4,658
Over six through 12 months	30,839
Over 12 months	186,819
Total	$222,578

At December 31, 2010, FHLMC mortgage-backed securities with an amortized cost of $4.8 million were pledged as collateral for deposits from public entities and repurchase agreements.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities.  The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances.  Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities.  The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank’s total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances.  Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets.  During the years ended December 31, 2010, 2009 and 2008, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements.  Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.  See Note 9 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$10,000	$35,000	$45,000
Federal funds purchased and securities sold under repurchase agreements	1,503	2,380	7,558
Rate paid on:
FHLB advances	3.18%	3.04%	3.01%
Federal funds purchased and securities sold under agreement to repurchase	0.25%	0.25%	0.25%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	27,000	50,500	53,000
Federal funds purchased and securities sold under repurchase agreements	3,538	7,146	12,805
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	12,408	41,081	45,274
Federal funds purchased and securities sold under repurchase agreements	2,686	4,907	9,671
Approximate weighted average rate paid on: (1)
FHLB advances	3.04%	3.00%	3.07%
Federal funds purchased and securities sold under repurchase agreements	0.25%	0.25%	1.81%

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

Employees

As of December 31, 2010, the Bank had 268 full-time and 26 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than stockholders.  Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company.  Certain of the legal and regulatory requirements are applicable to the Bank and Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

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

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

Capital Requirements.  The FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state nonmember banks, respectively.  The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and state nonmember banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” to total assets of 3.0% to be considered “adequately capitalized” under the federal banking regulations.  Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating, are permitted to operate at or near such minimum level of capital.  All other bank holding companies and banks must maintain a leverage ratio of at least 4.0% to be considered “adequately capitalized.” As discussed in greater detail below, the Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured institutions that do not meet minimum capital requirements.  Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and credit card receivables), identified losses and certain investments. The regulatory capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements.

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

In addition to the leverage ratio, the regulations of the FRB and the FDIC require bank holding companies and state chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least 4.0% must be Tier 1 capital.  Qualifying total capital consists of Tier 1 capital plus Tier 2 or “supplementary capital” items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities.  The includible amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital.  Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions.  The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories ranging from 0.% to 100%. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor.  The sum of these weighted values equals the bank holding company or the bank’s risk-weighted assets.

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

Prompt Corrective Regulatory Action.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.  An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.  The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan.  A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution.  Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries.  The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt.  In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions.  If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets).  The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2010.

			Adequately		Significantly
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	13.4%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	12.1%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	9.1%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%.  Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.  The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note 11 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the 2010 Annual Report filed as Exhibit 13 hereto for additional information.

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

Federal Home Loan Bank System.  The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”).  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta.  The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.5 million at December 31, 2010.  The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves.  Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $10.7 million up to $55.2 million, plus 10% on the remainder.  This percentage is subject to adjustment by the FRB.  Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of December 31, 2010, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks.  North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund.  The FDIC established the FICO assessment rate effective for the first quarter of 2011 at 1.02 cents annually per $100 of assessable deposits. The Bank’s quarterly FICO payments during the year ended December 31, 2010 was at 1.04 cents annually per $100 of assessable deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”).  All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier.  The Bank elected to opt out of the Debt Guarantee Program.  The Bank elected to participate in the TAG Program.  On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010. This change is expected to lower the Bank’s FDIC insurance expense.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009. On December 30, 2009, the Bank paid the $4.7 million prepaid assessment and it was accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

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

Liquidity Requirements.  FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank.  The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings.  Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 20.3% of total deposits and short-term borrowings at December 31, 2010, which management believes is adequate.

Dividend Restrictions.  Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Limits on Loans to One Borrower.  The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities.  Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank.  Under these limits, the Bank’s loans to one borrower were limited to $13.8 million at December 31, 2010.  At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.  Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors.  At December 31, 2010, the Bank’s largest lending relationship was a $6.7 million relationship consisting of two commercial real estate loans and one commercial business loan.  All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2010.

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

Restrictions on Certain Activities.  State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank.  The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner.  State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-insured banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the DIF and the bank is, and continues to be, in compliance with applicable capital standards.

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

The Dodd-Frank Act allows national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

The FRB has also issued a supervisory letter (SR 09-4) to provide greater clarity regarding payment of dividends.  The letter largely reiterates FRB supervisory policies and guidance, and heightens expectations that a bank holding company will inform and consult with the FRB supervisory staff sufficiently in advance of (i) declaring and paying a dividend that could raise safety and soundness concerns (i.e. declaring and paying a dividend that exceeds earnings for the period which the dividend is being paid); (ii) redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weakness; or (iii) redeeming or repurchasing common stock or perpetual preferred stock that could result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Small Business Lending Fund. In September 2010, the Small Business Lending Fund Program (“SBLF”) was created by the Small Business Jobs Act of 2010. Under the SBLF, the U.S. Treasury may invest in preferred stock and other debt instruments issued by financial institutions. To be eligible, an institution must have total assets of $10 billion or less. An institution between $1 billion and $10 billion may apply for up to 3% of its total risk-weighted assets as long as it is otherwise eligible. An institution with assets of $1 billion or less may apply for up to 5% of its total risk-weighted assets as long as it is otherwise eligible. The U.S. Treasury must consult with the institution’s regulators to determine if the institution should receive the investment. Institutions on the FDIC’s problem bank list as of, or within 90 days prior to, the date of the application, are ineligible to participate in the program.

Treasury’s investment must be repaid within 10 years. While the investment is outstanding, the rate at which dividends are payable varies between 1% and 7%, with an initial rate of 5%, and is wholly dependent upon the amount of increase in the bank’s quarterly small business lending following Treasury’s capital investment. If the amount of small business lending does not increase within 2 years, the dividend rate increases to 7%. If Treasury’s investment is not redeemed on or before 4 1/2 years following its investment, the dividend rate increases to 9%.

The application for participation in the SBLF along with a business plan for increasing small business lending must be submitted to the Treasury and the institution’s primary federal regulator prior to March 31, 2011. The Company has not yet determined whether it will submit an application for participation in the SBLF. If the Company chooses to submit an application and it is accepted, there is uncertainty as to whether the Bank will be able to increase the level of small business lending in order to qualify for a reduced level of dividend payments. There is also uncertainty as to the capital treatment of any funds received under the SBLF due to conflicts in capital treatment under the Dodd-Frank Act and the proposed Basel III rules. Further, Treasury could change the rules regarding participation in the SBLF at any time.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Taxation – General

The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation

The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has assessed if it had any significant uncertain tax positions as of December 31, 2010 and determined there were none.  Accordingly, no reserve for uncertain tax positions was recorded.

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

For additional information regarding taxation, see Notes 1 and 10 of Notes to Consolidated Financial Statements in the 2010 Annual Report filed as Exhibit 13 hereto.

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

Since December 31, 2008, the prime lending rate has remained at 3.25%, while the Federal Funds rate has held constant at 0.0% to 0.25%. Short-term and intermediate-term market interest rates are used as a guide to price the Bank’s loans and deposits.  The decline in such interest rates has had a negative impact on the Bank’s interest rate spread and net interest margin, due to the interest sensitivity of the Bank’s interest-earning assets.  With the Federal Reserve’s current policy of continuing to hold interest rates at historical low levels, it is not foreseeable that interest rates can decline farther. In this extraordinary interest rate environment, rates would be driven below zero if downward interest rate assumptions were made. Should short-term interest rates increase dramatically in the near future, and if rates on the Bank’s loans and investments reprice upwards faster than the rates on the Bank’s deposits and borrowings, the Bank could experience an increased interest rate spread and net interest margin, which could have a positive effect on the Bank’s profitability.

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

While the risk of nonpayment of loans is inherent in banking, if the Bank experiences greater nonpayment levels than anticipated, earnings and overall financial condition, as well as the value of the Company’s common stock, could be adversely affected.  There is no assurance that monitoring procedures and policies will reduce certain lending risks or that the allowance for credit losses will be adequate to cover actual losses. In addition, as a result of inherent risks in the loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Loan losses will reduce the allowance for credit losses, and reduction in the allowance for credit losses could be restored by an increase in the provision for loan losses. This would reduce earnings which could have an adverse effect on the stock price.

The Bank originates commercial real estate, commercial business and consumer lending, which generally are riskier than residential mortgage lending.

The Bank currently operates as a North Carolina chartered commercial bank.  Prior to its conversion to a commercial bank in 1997, the Bank operated as a traditional savings and loan association, primarily emphasizing the origination of loans secured by single-family residences.  Upon converting to a commercial bank, the Board of Directors determined there was a local demand for commercial real estate, commercial business and consumer loans.  As a result, the Board of Directors determined to refocus the Bank’s strategy.  Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank has gradually expanded into commercial real estate, commercial business and consumer lending.  In furtherance of this strategy, the Bank recruited experienced commercial real estate and consumer loan and consumer lending officers and developed commercial real estate, commercial business and consumer loan products.  As a result of its efforts over the years, at December 31, 2010, the Bank had commercial real estate, commercial construction, commercial business and consumer loans totaling $409.6 million, $61.1 million, $22.0 million and $83.1 million, respectively, which represented 63.7%, 9.5%, 3.4% and 12.9%, respectively, of total loans.  At December 31, 2010, $58.8 million, or 9.1% of total loans, consisted of residential real estate mortgage loans.

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

During 2009 and 2010, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that the Company will not experience an adverse effect on its ability to access capital, its business, its financial condition, and its results of operations.

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

The Bank’s market area consists of eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located.  As of December 31, 2010, management estimates that more than 95% of deposits and 90% of loans came from its primary market area.  Because of the Bank’s concentration of business activities in its primary market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  The current economic environment has adversely affected real estate values, the volume of home sales, unemployment and other related economic conditions in the markets served by the Company and the Bank.

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

The Dodd-Frank Act may adversely impact the Company’s results of operations, financial condition, or liquidity.

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

In addition, Virginia law provides for certain restrictions on acquisition of the Company, and federal and North Carolina laws contain various restrictions on acquisitions of control of banks and their holding companies.

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

Item 1B. Unresolved Staff Comments.  The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

Item 2. Properties

The following table has the location and information regarding the Bank’s offices at December 31, 2010.

	Year Opened	Owned or Leased	Book Value at December 31, 2010	Approximate Square Footage
	(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$486	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	105	4,680

1328 John Small Avenue Washington, NC	2001	Leased	5	1,916

2999 US Highway 17 South Chocowinity, NC	1999	*	193	2,530

	Year Opened	Owned or Leased	Book Value at December 31, 2010	Approximate Square Footage
301 E. Arlington Blvd Greenville, NC	1993	Owned	270	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	671	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	991	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	106	2,500

2236 S. Croatan Hwy, Suite 6 Nags Head, NC	2002	Leased	65	1,600

47560 NC Hwy 12 Buxton, NC	2005	*	412	2,029

2430 Heritage Street Kinston, NC	2001	Leased	17	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	264	2,600

202 Craven Street New Bern, NC	1995	Leased	3	2,500

11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	96	1,600

241 Green Street Fayetteville, NC	1999	Owned	702	9,550

705 Executive Place Fayetteville, NC	1999	Leased	12	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	333	6,000

3000 N. Elm Street Lumberton, NC	2001	Leased	234	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	466	2,072

904-A West Broad Street Dunn, NC	2007	Leased	16	1,477

100 E. Hope Lodge Street Tarboro, NC	2000	Leased	12	1,350

300 Sunset Avenue Rocky Mount, NC	1994	Owned	235	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	924	5,635

1378 Benvenue Road Rocky Mount, NC	2000	*	212	5,376

3635 N. Halifax Road Rocky Mount, NC	2000	Leased	14	396

	Year Opened	Owned or Leased	Book Value at December 31, 2010	Approximate Square Footage
4800 Six Forks Road, Suite 115 Raleigh, NC	2004	Leased	18	4,501

4215-01 University Drive Durham, NC	2004	Leased	134	2,000

2601 Irongate Drive, Suite 102 Wilmington, NC	2007	Leased	24	2,481

Loan Production Office: 3210 N. Croatan Hwy Kill Devil Hills, NC	2009	Leased	1	1,500

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	773	10,000

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	1,317	10,000

First South Leasing, LLC: 1035 Director Court, Suite C Greenville, NC	2001	Leased	52	1,146

Total book value			$9,163

*	Lease land, own building.

The book value of the Bank’s premises and equipment was $9.2 million at December 31, 2010.  See Notes 1 and 5  to Consolidated Financial Statements in the 2010 Annual Report filed as Exhibit 13 hereto.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business.  At December 31, 2010, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.  There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           The information contained in the sections captioned “Stockholder Information — Stock Listing Information” and “— Stock Price Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2010 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.
(b)           Not applicable.
(c)           The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 2010 Beginning date: October 1 Ending date: October 31	-0-	$0.00	-0-	487,115

November 2010 Beginning date: November 1 Ending date: November 30	-0-	0.00	-0-	487,115

December 2010 Beginning date: December 1 Ending date: December 31	-0-	0.00	-0-	487,115

(1) Shares may be purchased under a repurchase program announced on January 19, 2010.  The Company announced that it may purchase up to 487,115 shares of its Common Stock; however, none of these were purchased.  The program expired on January 18, 2011 and it was not renewed.

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

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data contained in the Annual Report filed as Exhibit 13 hereto, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by the Company’s independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Attestation Report of Independent Registered Public Accounting Firm”.

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2010, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2010.

Turlington and Company, L.L.P., an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included herein.

First South Bancorp, Inc.
March 8, 2011

/s/ Thomas A. Vann	/s/ William L. Wall
Thomas A. Vann	William L. Wall
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and Stockholders
First South Bancorp, Inc.
Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because management's assessment and our audits were conducted to also meet the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the Federal Financial Institution's Examination Council instructions for Consolidated Reports of Condition and Income ("call report instructions").  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 8, 2011, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina
March 8, 2011

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2010.

Plan category:	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	181,441	$15.60	889,500

Equity compensation plans not approved by security holders	—	—	—
Total	181,441	$15.60	889,500

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements as of and for the Years Ended December 31, 2010, 2009, and 2008

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
Amendment dated December 18, 2008 to the amended and restated First South Bank and First South Bancorp, Inc. Employment Agreement with Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.2
Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.2(a)
Amendments dated December 18, 2008 to the Change in Control Protective Agreements between First South Bank and First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.3
Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3(a)
Amendments dated December 26, 2008 to the Supplemental Income Agreements, as amended and restated, between First South Bank and Sherry L. Correll and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.4
Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.4(a)
Amendments dated December 26, 2008 to the Supplemental Income Plan Agreements, as amended and restated, between First South Bank and Thomas A. Vann and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.5
Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5(a)
Amendments dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreements, as amended and restated, between Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.6
First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.6(a)
Amendments dated December 26, 2008 to the Director’s Retirement Plan Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.7
Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.7(a)
Amendments dated December 26, 2008 to the Director’s Retirement Payment Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.8
Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*

10.8(a)
Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, between First South Bank and Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.9
First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*

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

13	Annual Report to Stockholders for the Fiscal Year Ended December 31, 2010
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

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
March 8 , 2011
	By:	/s/ Thomas A. Vann
Thomas A. Vann
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann	March 8, 2011
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall	March 8, 2011
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	March 8, 2011
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	March 8, 2011
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 8, 2011
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.	March 8, 2011
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 8, 2011
Marshall T. Singleton
Director