Form 10-Q
period 2011-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2011-05-09
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Number of shares of common stock outstanding as of May 9, 2011: 9,751,271.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2011
	(unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the Quarter Ended
	March 31, 2011 and 2010 (unaudited)	2

	Consolidated Statement of Stockholders' Equity for the Quarter Ended
	March 31, 2011 (unaudited)	3

	Consolidated Statements of Cash Flows for the Quarter Ended
	March 31, 2011 and 2010 (unaudited)	4

	Selected Financial Data (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	[Reserved]	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31	December 31
	2011	2010	*
	(unaudited)
Assets

Cash and due from banks	$15,000,014	$14,684,377
Interest-bearing deposits in financial institutions	19,536,680	29,749,236
Mortgage-backed securities - available for sale	63,856,028	98,637,742
Mortgage-backed securities - held for investment	56,709,347	244,836
Loans and leases receivable, net:
Held for sale	2,461,545	4,464,040
Held for investment	584,739,558	601,610,242
Premises and equipment, net	10,195,855	9,162,538
Other real estate owned	12,068,659	11,616,390
Federal Home Loan Bank of Atlanta stock, at cost
which approximates market	3,474,900	3,474,900
Accrued interest receivable	2,457,808	2,336,527
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,283,517	1,357,659
Identifiable intangible assets	94,320	102,180
Income tax receivable	2,480,088	2,864,993
Prepaid expenses and other assets	12,576,673	12,721,610

Total assets	$791,153,568	$797,245,846

Liabilities and Stockholders' Equity

Deposits:
Demand	$237,604,636	$234,501,026
Savings	26,251,381	24,498,789
Large denomination certificates of deposit	226,729,367	222,578,449
Other time	203,042,422	207,886,450
Total deposits	693,627,806	689,464,714
Borrowed money	2,363,378	11,503,110
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,204,028	6,454,818
Total liabilities	711,505,212	717,732,642

Common stock, $.01 par value, 25,000,000 shares authorized;
11,254,222 issued; 9,751,271 and 9,751,271
shares outstanding, respectively	97,513	97,513
Additional paid-in capital	35,824,203	35,795,586
Retained earnings, substantially restricted	75,283,554	74,956,772
Treasury stock at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	410,355	630,602
Total stockholders' equity	79,648,356	79,513,204

Total liabilities and stockholders' equity	$791,153,568	$797,245,846

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2011	2010

Interest income:
Interest and fees on loans	$8,823,994	$10,108,953
Interest and dividends on investments and deposits	1,067,205	1,042,274
Total interest income	9,891,199	11,151,227

Interest expense:
Interest on deposits	1,976,869	2,153,638
Interest on borrowings	27,414	139,096
Interest on junior subordinated notes	81,320	80,016
Total interest expense	2,085,603	2,372,750

Net interest income	7,805,596	8,778,477
Provision for credit losses	2,450,011	2,420,000
Net interest income after provision for credit losses	5,355,585	6,358,477

Non-interest income:
Fees and service charges	1,486,702	1,630,517
Loan servicing fees	198,084	179,733
Gain (loss) on sale of other real estate, net	(82,095)	12,497
Gain on sale of mortgage loans	119,982	192,096
Gain on sale of mortgage-backed securities	52,146	480,082
Other income	207,131	199,247
Total non-interest income	1,981,950	2,694,172

Non-interest expense:
Compensation and fringe benefits	3,789,679	3,691,202
Federal deposit insurance premiums	291,500	297,265
Premises and equipment	423,280	459,186
Advertising	47,105	31,563
Payroll and other taxes	401,628	376,614
Data processing	600,541	618,396
Amortization of intangible assets	147,202	117,485
Other	1,085,278	908,463
Total non-interest expense	6,786,213	6,500,174

Income before income tax expense	551,322	2,552,475
Income tax expense	224,540	1,002,778

Net income	$326,782	$1,549,697

Per share data:
Basic earnings per share	$0.03	$0.16
Diluted earnings per share	$0.03	$0.16
Dividends per share	$0.00	$0.20
Average basic shares outstanding	9,751,271	9,742,505
Average diluted shares outstanding	9,751,271	9,742,505

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2011
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance, December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			326,782			326,782

Other comprehensive loss, net of taxes					(220,247)	(220,247)

Stock based compensation		28,617				28,617

Balance, March 31, 2011	$97,513	$35,824,203	$75,283,554	$(31,967,269)	$410,355	$79,648,356

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2011	2010

Operating activities:
Net income	$326,782	$1,549,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,450,011	2,420,000
Depreciation	182,250	190,973
Amortization of intangibles	147,202	117,485
Accretion of discounts and premiums on securities, net	250,213	-
Gain on disposal of premises and equipment	-	(3,296)
Loss (gain) on sale of other real estate owned	82,095	(12,497)
Gain on sale of loans held for sale	(119,982)	(192,096)
Gain on sale of mortgage-backed securities available for sale	(52,146)	(480,082)
Stock based compensation expense	28,617	22,698
Originations of loans held for sale, net	(8,023,804)	(16,111,704)
Proceeds from sale of loans held for sale	6,262,085	9,386,240
Other operating activities	(675,686)	2,184,927
Net cash provided by (used in) operating activities	857,637	(927,655)
Investing activities:
Proceeds from sale of mortgage-backed securities available for sale	2,369,759	8,442,985
Proceeds from principal repayments of mortgage-backed
securities available for sale	2,799,945	3,450,401
Proceeds from principal repayments of mortgage-backed securities held for investment	146,607	80,033
Originations of loans held for investment, net of principal repayments	10,800,268	10,715,980
Proceeds from disposal of other real estate owned	2,408,250	2,448,716
Proceeds from disposal of premises and equipment	-	3,296
Purchase of investment securities	(23,087,178)	-
Purchase of premises and equipment	(1,215,567)	(685,593)
Net cash provided by (used in) investing activities	(5,777,916)	24,455,818
Financing activities:
Net increase (decrease) in deposit accounts	4,163,092	(4,071,178)
Net decrease in FHLB borrowings	(10,000,000)	(25,000,000)
Proceeds from exercise of stock options, net of tax benefit	-	9,212
Cash paid for dividends	-	(1,948,459)
Net change in repurchase agreements	860,268	60,720
Net cash used in financing activities	(4,976,640)	(30,949,705)

Decrease in cash and cash equivalents	(9,896,919)	(7,421,542)

Cash and cash equivalents, beginning of period	44,433,613	29,638,164

Cash and cash equivalents, end of period	$34,536,694	$22,216,622

Supplemental disclosures:
Other real estate acquired in settlement of loans	$3,620,405	$1,289,456
Dividends declared, not paid	$-	$1,948,794
Exchange of loans for mortgage-backed securities	$3,884,196	$8,864,188

See Notes to Consolidated Financial Statements.

Part 1. Financial Information
Selected Financial Data (Unaudited)

	At or for the Quarter Ended
	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
	(dollars in thousands except per share data)
Consolidated Balance Sheet Data:
Total assets	$791,154	$797,246	$811,912	$812,771	$800,608
Loans receivable (net):
Mortgage	$53,925	$55,450	$53,995	$49,470	$48,379
Commercial	445,930	463,155	496,489	502,425	498,525
Consumer	79,517	79,469	83,801	83,550	85,502
Leases	7,829	8,000	8,095	9,413	9,877
Total loans (net)	$587,201	$606,074	$642,380	$644,858	$642,283

Deposits:
Savings	$26,251	$24,499	$24,946	$25,155	$24,709
Checking	237,605	234,501	237,677	224,950	225,997
Certificates	429,772	430,465	433,432	444,435	433,734
Total deposits	$693,628	$689,465	$696,055	$694,540	$684,440
Stockholders' equity	79,648	79,513	87,293	87,110	85,962

Operating Data:
Interest income	$9,891	$9,928	$10,963	$10,829	$11,151
Interest expense	2,085	2,166	2,222	2,258	2,372
Net interest income	7,806	7,762	8,741	8,571	8,779
Provision for credit losses	2,450	13,700	3,962	2,070	2,420
Noninterest income	1,982	1,919	3,400	2,830	2,694
Noninterest expense	6,786	6,738	6,745	6,741	6,500
Income tax expense (benefit)	225	(4,260)	424	1,032	1,003
Net income (loss)	$327	$(6,497)	$1,010	$1,558	$1,550

Per Share Data:
Basic earnings (loss) per share	$0.03	$(0.67)	$0.10	$0.16	$0.16
Diluted earnings (loss) per share	$0.03	$(0.67)	$0.10	$0.16	$0.16
Book value per share	$8.17	$8.15	$8.96	$8.94	$8.82
Average basic shares	9,751,271	9,748,948	9,743,971	9,743,971	9,742,505
Average diluted shares	9,751,271	9,748,948	9,743,971	9,744,679	9,742,505

Selected Performance ratios:
Yield on average earning assets	5.59%	5.51%	5.92%	5.86%	5.99%
Cost of funds	1.18%	1.24%	1.24%	1.26%	1.32%
Net interest spread	4.41%	4.30%	4.68%	4.60%	4.67%
Net interest margin/average earning assets	4.41%	4.31%	4.72%	4.64%	4.72%
Earning assets to total assets	89.85%	89.94%	90.96%	91.13%	91.66%

Return on average assets (annualized)	0.16%	-3.21%	0.50%	0.77%	0.76%
Return on average equity (annualized)	1.63%	-30.31%	4.60%	7.17%	7.13%
Efficiency ratio	69.25%	69.52%	55.50%	59.05%	56.59%
Equity/Assets	10.07%	9.97%	10.75%	10.72%	10.74%
Tangible Equity/Assets	9.52%	9.43%	10.22%	10.18%	10.19%

Asset Quality Data and Ratios:
Nonaccrual loans	$16,723	$14,293	$14,073	$12,308	$8,578
Nonaccrual restructured loans	23,804	26,973	5,156	5,647	4,377
Total nonaccrual loans	40,527	41,266	19,229	17,955	12,955
Other real estate owned	12,069	11,616	8,599	8,452	8,383
Total nonperforming assets	$52,596	$52,882	$27,828	$26,407	$21,338
Nonaccrual loans to loans	6.67%	6.59%	2.95%	2.74%	1.97%
Nonperforming assets to assets	6.65%	6.63%	3.43%	3.25%	2.67%

Allowance for credit losses	$19,551	$19,067	$8,774	$8,122	$13,399
Allowance for credit losses to loans	3.22%	3.04%	1.35%	1.24%	2.04%
Allowance for credit losses to nonaccrual loans	48.24%	46.21%	45.63%	45.24%	103.43%
Net charge-offs (recoveries)	$1,966	$3,407	$3,310	$7,347	$2,765
Net charge-offs (recoveries) to loans	0.32%	0.54%	0.51%	1.12%	0.42%

Regulatory Capital Ratios:
Total Risk-Based Capital Ratio	13.68%	13.41%	13.80%	13.62%	13.74%
Tier 1 Risk-Based Capital Ratio	12.41%	12.14%	12.55%	12.37%	12.48%
Tier 1 Leverage Ratio	9.36%	9.07%	9.91%	9.99%	9.94%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation.  The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals.  The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.

Note 2.  Earnings Per Share.  Basic and diluted earnings per share for the quarter ended March 31, 2011 are based on weighted average shares of common stock outstanding, excluding treasury shares.   Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan.  For the quarters ended March 31, 2011 and March 31, 2010, there were no stock options that were dilutive because their exercise prices exceeded the average market price of the Company’s common stock.

Note 3. Allowance for Credit Losses.  Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded loan commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance For Credit Losses
Balance at December 31, 2010	$18,830,288	$236,702	$19,066,990
Provision for credit losses	2,450,011	-	2,450,011
Reclassification	5,989	(5,989)	-
Loans and leases charged-off	(2,167,747)	-	(2,167,747)
Loans and leases recovered	202,006	-	202,006
Net (charge-offs)/recoveries	(1,965,741)	-	(1,965,741)
Balance at March 31, 2011	$19,320,547	$230,713	$19,551,260

Allowance for Credit Losses Ratios:	March 31, 2011	December 31, 2010
Allowances for loan and lease losses/total loans and leases	3.18%	3.01%
Allowance for unfunded loan commitments/unfunded commitments	0.30%	0.30%
Allowance for credit losses/total loans and leases	3.22%	3.04%

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

Information concerning other comprehensive income for the quarters ended March 31, 2011 and 2010 is presented below:
	Quarter Ended 3/31/11	Quarter Ended 3/31/10
Net income	$326,782	$1,549,697
Reclassification of gain on sale of securities	52,146	480,082
Gains (losses) unrealized, net of income taxes	(272,393)	(365,066)
Other comprehensive income (loss)	(220,247)	115,016
Comprehensive income	$106,535	$1,664,716

Note 5.  Stock-Based Compensation.  The Company had two stock-based compensation plans at March 31, 2011.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”).  The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan.  At March 31, 2011, the 1997 Plan had 111,441 granted unexercised shares, and the 2008 Plan includes 89,500 granted unexercised shares and 868,500 shares available to be granted. During the quarter ended March 31, 2011, no restricted shares were granted under the 2008 Plan.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of March 31, 2011 and 2010, and changes during the quarters then ended is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended March 31, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	0	$0.00
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Vested and Exercisable at March 31, 2011	136,326	$16.20	$(1,527,614)

Quarter Ended March 31, 2010:
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Vested and Exercisable at March 31, 2010	120,887	$16.13	$(438,736)

The average fair value per share of options granted in the quarter ended March 31, 2011 was $2.23, compared to $4.17 in the quarter ended March 31, 2010.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the quarters ended March 31, 2011 and 2010:

	Quarter Ended 3/31/11	Quarter Ended 3/31/10
Dividend growth rate	0.0%	5.3%
Expected volatility	37.8%	36.6%
Average risk-free interest rate	2.8%	3.1%
Expected lives - years	6	6

There were no income tax benefits realized from the exercise of stock options for the quarters ended March 31, 2011 or 2010.

There was no intrinsic value of options exercised during the quarter ended March 31, 2011 as no options were exercised, compared to $11,357 of intrinsic value of options exercised during the quarter ended March 31, 2010.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2011, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.40 – 13.82	105,608	6.73	$9.47	49,109	$9.74
$14.97 – 16.49	33,958	1.77	$16.07	33,958	$16.07
$16.77 – 25.22	50,125	5.83	$20.65	43,459	$20.79
$26.17 – 33.27	11,250	5.74	$28.62	9,800	$28.61
	200,941	5.61	$14.45	136,326	$16.20

A summary of nonvested option shares as of March 31, 2011 and 2010, and changes during the quarters ended March 31, 2011 and 2010, is presented below:

	Shares	Price
Period Ended March 31, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	0	$0.00
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76

Period Ended March 31, 2010:
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21

The net compensation cost charged against income for the Plans was $28,617 and $22,698 for the quarters ended March 31, 2011 and 2010, respectively.  Total recapture credits against compensation expense due to forfeited options was $7,578 for the quarter ended March 31, 2011, compared to $1,683 for the quarter ended March 31, 2010. As of March 31, 2011, total unrecognized compensation cost on granted unexercised shares was $173,850, and is expected to be recognized during the next three years.

The fair value compensation cost recognition provisions for share based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the quarters ended March 31, 2011 and 2010:

	Quarter Ended 3/31/11	Quarter Ended 3/31/10
Reduce net income before income taxes	$28,617	$22,698
Reduce net income	$28,202	$22,395
Reduce basic earnings per share	$0.01	$0.00
Reduce diluted earnings per share	$0.01	$0.00

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

Assets measured at fair value on a recurring basis as of March 31, 2011 and 2010:

		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
Description	3/31/11	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Mortgage-backed	$63,856,028	$-	$63,856,028	$-
Total March 31, 2011	$63,856,028	$-	$63,856,028	$-

Description	3/31/10	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Investment	$473,013	$-	$473,013	$-
Mortgage-backed	94,300,764	-	94,300,764	-
Total March 31, 2010	$94,773,777	$-	$94,773,777	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2011 and 2010:

		Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
Description	3/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$21,749,616	$-	$21,749,616	$-
Other real estate owned	12,068,659	-	12,068,659	-
Total March 31, 2011	$33,818,275	$-	$33,818,275	$-

Description	3/31/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$16,374,748	$-	$16,374,748	$-
Other real estate owned	8,382,922	-	8,382,922	-
Total March 31, 2010	$24,757,670	$-	$24,757,670	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, an impairment write down is taken, based on the estimated fair value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above. Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as non-recurring Level 3.

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3.  Fair value adjustments of $643,705 were made to OREO during the quarter ended March 31, 2011, compared to $1,017,838 during the quarter ended March 31, 2010.  Net loss on the sale of other real estate owned was $82,095 for the quarter ended March 31, 2011, compared to net gain of $12,497 for the quarter ended March 31, 2010.

No liabilities were measured at fair value on a recurring or non-recurring basis during the quarters ended March 31, 2011 or 2010.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010.  Total assets were $791.2 million at March 31, 2011 compared to $797.2 million at December 31, 2010. Earning assets were $710.8 million at March 31, 2011 compared to $717.1 million at December 31, 2010, reflecting the net change in the composition of earning assets, as further discussed below. Earning assets were 89.8% of total assets at March 31, 2011 compared to 89.9% at December 31, 2010.

Interest-bearing overnight deposits in financial institutions declined to $19.5 million at March 31, 2011, from $29.7 million at December 31, 2010.  The Bank used a portion of these lower yielding overnight deposits to purchase higher yielding mortgage-backed securities, as discussed below. Overnight deposits are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Mortgage-backed securities available for sale declined to $63.9 million at March 31, 2011 from $98.6 million at December 31, 2010. During the quarter ended March 31, 2011, the Bank transferred $33.8 million of mortgage-backed securities from available for sale to held for investment.  The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels.  During the quarter ended March 31, 2011, the Bank sold $2.4 million of mortgage-backed securities available for sale, compared to $8.4 million sold in the quarter ended March 31, 2010. Also, during the quarter ended March 31, 2011, $3.9 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $8.9 million securitized in the quarter ended March 31, 2010. Based on current market prices, mortgage-backed securities available for sale declined in market value by a net of $220,000 at March 31, 2011, from December 31, 2010. See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage-backed securities held for investment increased to $56.7 million at March 31, 2011, from $245,000 at December 31, 2010, reflecting the transfer of $33.8 million from available for sale as discussed above.  The Bank also purchased $23.1 million of new mortgage-backed securities funded by lower yielding overnight deposits in order to improve long-term yield.

Loans held for sale were $2.5 million at March 31, 2011 compared to $4.5 million at December 31, 2010.  Proceeds from loan sales were $6.3 million for the quarter ended March 31, 2011, compared to $9.4 million sold during the quarter ended March 31, 2010. The proceeds from loans sold during the quarter ended March 31, 2011 were used to fund liquidity needs of the Bank, including loan originations, repayment of borrowings, mortgage-backed security purchases and general banking operations.  Loans serviced for others were $317.8 million at March 31, 2011, compared to $318.2 million at December 31, 2010.

Net loans and leases receivable held for investment declined to $584.7 million at March 31, 2011 from $601.6 million at December 31, 2010. During the quarter ended March 31, 2011, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank.

Nonaccrual loans increased to $16.7 million at March 31, 2011, from $14.3 million at December 31, 2010.    Nonaccrual restructured loans declined to $23.8 million at March 31, 2011, from $27.0 million at December 31, 2010.  Collectively, total nonaccrual loans declined to $40.5 million at March 31, 2011 from $41.3 million at December 31, 2010.  The current economy continues to present a challenging credit environment for the Bank and its customers. Downward pressure continues to impact the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Performing restructured loans declined to $16.1 million at March 31, 2011, from $31.3 million at December 31, 2010, as certain restructured loans need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place if the loan is in compliance with its modified terms and yields a market rate.

Other real estate owned acquired from foreclosures increased to $12.1 million at March 31, 2011, from $11.6 million at December 31, 2010, reflecting the net of additions, disposals, transfers and fair value adjustments. During the quarter ended March 31, 2011 there were $3.6 million of additions, $1.7 million of disposals, $751,000 of transfers and $644,000 of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at March 31, 2011, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.  There were $1.4 million of loans which were accruing interest and contractually over 90 days past due at March 31, 2011.  During the quarter ended March 31, 2011, additional gross interest income of approximately $19,000 was recorded on these loans.

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $21.7 million of loans classified as impaired at March 31, 2011, net of $6.7 million in write-downs and $5.8 million of specific reserves, compared to $20.4 million classified as impaired at December 31, 2010, net of $6.0 million in write-downs and $3.2 million of specific reserves.  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement.  All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.

A summary of loans and leases receivable as of March 31, 2011 and December 31, 2010 is presented below:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Residential mortgage	$54,866	$56,503
Consumer	82,902	82,479
Commercial real estate	442,655	457,096
Commercial business	19,394	21,985
Lease receivables	7,978	8,148
Total	607,795	626,211
Less: Allowance for loan losses	(19,321)	(18,831)
Deferred loan fees, net	(1,273)	(1,306)
Loans receivable, net	$587,201	$606,074

Nonperforming assets, performing restructured loans and an age analysis of past due loans and leases as of March 31, 2011 and December 31, 2010 are summarized below.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage	$1,261	$2,057
Commercial real estate	13,944	9,813
Commercial business	32	1,515
Consumer	1,486	908
Total	16,723	14,293
Nonaccrual restructured loans:
Residential mortgage	508	—
Commercial real estate	23,296	26,973
Total	23,804	26,973
Total nonaccrual loans	$40,527	$41,266
Other real estate owned	$12,069	$11,616
Total nonperforming assets	$52,596	$52,882

Performing restructured loans:
Residential mortgage	$—	$426
Commercial real estate	15,762	30,342
Commercial business	43	316
Consumer	250	250
Total performing restructured loans	$16,055	$31,334

Age Analysis of Past Due Loans and Leases as of March 31, 2011 and December 31, 2010
	60-89 Days	Over 90 Days	Non Accrual	Total Past Due	Current	Total Loans and Leases
	(Dollars in thousands)
March 31, 2011:
Residential mortgage	$904	$189	$1,769	$2,862	$52,004	$54,866
Commercial real estate	8,802	1,173	37,240	47,215	395,440	442,655
Commercial business	36	24	32	92	19,302	19,394
Consumer	586	—	1,486	2,072	80,830	82,902
Lease receivables	—	—	—	—	7,978	7,978
Total	$10,328	$1,386	$40,527	$52,241	$555,554	$607,795

December 31, 2010:
Residential mortgage	$2,389	$1,150	$2,057	$5,596	$50,907	$56,503
Commercial real estate	2,434	1,593	36,786	40,813	416,283	457,096
Commercial business	77	—	1,515	1,592	20,393	21,985
Consumer	698	—	908	1,606	80,873	82,479
Lease receivables	—	—	—	—	8,148	8,148
Total	$5,598	$2,743	$41,266	$49,607	$576,604	$626,211

Total deposits increased to $693.6 million at March 31, 2011, from $689.5 million at December 31, 2010.  Demand accounts (personal and business checking accounts and money market accounts) increased to $237.6 million at March 31, 2011, from $234.5 million at December 31, 2010.

Time deposits declined marginally to $429.8 million at March 31, 2011, from $430.5 million at December 31, 2010.  During this period, the Bank chose to not match higher time deposit rates being offered by certain competitor financial institutions in its market area, in order to control its time deposit cost.  The Bank has been pricing new and maturing time deposits within the current lower rate environment, and combined with the growth of lower cost checking accounts, is effectively managing its deposit cost.  See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements declined to $2.4 million at March 31, 2011, from $11.5 million at December 31, 2010.  There were no FHLB advances outstanding at March 31, 2011, compared to $10.0 million at December 31, 2010 as the Bank repaid a $10.0 million, 3.2% fixed-rate advance.  Repurchase agreements (representing cash management accounts for commercial banking customers) increased to $2.4 million at March 31, 2011, from $1.5 million at December 31, 2010.

Stockholders' equity was $79.6 million at March 31, 2011, compared to $79.5 million at December 31, 2010, reflecting the net effect of earnings and changes in accumulated other comprehensive income.  The equity to assets ratio increased to 10.1% at March 31, 2011, from 10.0% at December 31, 2010. See "Consolidated Statements of Stockholders' Equity" for additional information.

Accumulated other comprehensive income declined to $410,000 at March 31, 2011, from $631,000 at December 31, 2010, reflecting the net increase in unrealized gains and losses in the available for sale securities portfolio based on current market prices.  See “Note 4. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of March 31, 2011, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 13.7%; Tier 1 Risk-Based Capital – 12.4%; and Tier 1 Leverage Capital – 9.4%.  See “Selected Financial Data (unaudited)” above, and "Liquidity and Capital Resources" below for additional information.

At both March 31, 2011 and December 31, 2010, there were 1,502,951 treasury shares held totaling $32.0 million, respectively. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

Comparison of Operating Results - Quarter ended March 31, 2011 and 2010.  Net income for the quarter ended March 31, 2011 was $327,000, compared to $1.5 million for the quarter ended March 31, 2010. Diluted earnings per share were $0.03 for the quarter ended March 31, 2011, compared to $0.16 per share for the quarter ended March 31, 2010.

Net earnings during the quarter ended March 31, 2011 were impacted by a decline in net interest income and the volume of provisions for credit losses necessary to replenish net charge-offs.  The current economy continues to present a challenging credit environment for the Bank, for some of its borrowers and for the banking industry.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value.  The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was 0.2% for the quarter ended March 31, 2011, compared to 0.8% for the quarter ended March 31, 2010.  ROE was 1.6% for the quarter ended March 31, 2011, compared to 7.1% for the quarter ended March 31, 2010.  The efficiency ratio was 69.3% for the quarter ended March 31, 2011, compared to 56.6% for the quarter ended March 31, 2010.

Interest Income.  Interest income declined to $9.9 million for the quarter ended March 31, 2011, from $11.2 million for the quarter ended March 31, 2010. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $708.0 million for the quarter ended March 31, 2011, from $744.4 million for the quarter ended March 31, 2010.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans and leases receivable; sales, purchases and maturities of mortgage-backed securities, and the volume of other real estate owned and non-performing loans discussed above.  The yield on average interest-earning assets declined to 5.6% for the quarter ended March 31, 2011, from 6.0% for the quarter ended March 31, 2010.  The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $2.1 million for the quarter ended March 31, 2011, from $2.4 million for the quarter ended March 31, 2010, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities.  The cost of funds improved to 1.2% for the quarter ended March 31, 2011, from 1.3% for the quarter ended March 31, 2010.  The Company was able to improve its cost of funds by the combination of deposit repricing, the rollover of maturing time deposits and the repayment of higher costing borrowings within the current lower interest rate environment.  Average deposits and borrowings declined to $708.1 million for the quarter ended March 31, 2011, from $717.8 million for the quarter ended March 31, 2010.

Net Interest Income. Net interest income declined to $7.8 million for the quarter ended March 31, 2011, from $8.8 million for the quarter ended March 31, 2010.  The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) declined to 4.4% for the quarter ended March 31, 2011, from 4.7% for the quarter ended March 31, 2010. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) declined to 4.4% for the quarter ended March 31, 2011, from 4.7% for the quarter ended March 31, 2010. The decline in interest rate spread and net yield on interest-earning assets is a result of the decline in interest rates and the volume of interest-earning assets and interest-bearing liabilities during the comparative reporting periods as discussed above.

The following table contains information relating to the Company’s average statement of financial condition and reflects the yield on average earning assets and the average cost of funds for the quarters ended March 31, 2011 and 2010.  Average balances are derived from month end balances.  The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented.  The average loan balances listed in interest earning assets does not include nonaccrual loan balances.

	Quarter Ended March 31,			Quarter Ended March 31,
	2011			2010
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$575,876	$8,824	6.13%	$640,525	$10,109	6.31%
Investments and deposits	132,106	1,067	3.23%	103,890	1,042	4.01%
Total earning assets	707,982	9,891	5.59%	744,415	11,151	5.99%
Nonearning assets	86,633			67,444
Total assets	$794,615			$811,859

Interest bearing liabilities:
Deposits	$593,348	1,977	1.33%	$592,376	2,154	1.45%
Borrowings	4,396	27	2.46%	22,889	139	2.43%
Junior subordinated debentures	10,310	81	3.14%	10,310	80	3.10%
Total interest-bearing liabilities	608,054	2,085	1.37%	625,575	2,373	1.52%
Noninterest bearing demand deposits	100,043	0	0.00%	92,188	0	0
Total sources of funds	708,097	2,085	1.18%	717,763	2,373	1.32%
Other liabilities and stockholders’ equity:
Other liabilities	6,540			7,199
Stockholders' equity	79,978			86,897
Total liabilities and stockholders' equity	$794,615			$811,859
Net interest income		$7,806			$8,778
Interest rate spread (1)			4.41%			4.67%
Net yield on earning assets (2)			4.41%			4.72%
Ratio of earning assets to interest bearing liabilities			116.43%			119.00%

(1)     Represents the difference between the yield on earning assets and the average cost of funds.
(2)     Represents the net interest income divided by average earning assets.

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $2.5 million of provisions for credit losses in the quarter ended March 31, 2011, compared to $2.4 million in the quarter ended March 31, 2010, reflecting the current volume of non-performing loans as previously discussed. The provision for credit losses was necessary to replenish net charge offs of $2.0 million recorded in the quarter ended March 31, 2011, compared to $2.8 million in the quarter ended March 31, 2010, and to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Allowance for Credit Losses” below for additional information.

Allowance for Credit Losses.  The Bank maintains allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) at levels management believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments.  The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis.  This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans.  In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the allowance for credit losses.

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

The allowance for credit losses was $19.6 million at March 31, 2011, compared to $19.1 million December 31, 2010. The ratio of the allowance for credit losses to loans and leases was 3.2% at March 31, 2011, compared to 3.0% at December 31, 2010.  See “Note 3. Allowance for Credit Losses” and “Note 6.  Fair Value Hierarchy” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” for additional information.

Noninterest Income.  Noninterest income declined to $2.0 million for the quarter ended March 31, 2011, from $2.7 million for the quarter ended March 31, 2010.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected remained relatively consistent at $1.7 million for the quarter ended March 31, 2011, compared to $1.8 million for the quarter ended March 31, 2010. Fees, service charges and loan servicing fees earned during each period are attributable to the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

The Bank recorded $120,000 of net gains from loan sales during the quarter ended March 31, 2011, compared to $192,000 during the quarter ended March 31, 2010. The Bank sells fixed-rate residential mortgage loans to reduce exposure to interest rate and credit risk, and provide a more balanced sensitivity to future interest rate changes.

The Bank recorded $52,000 of net gains from mortgage-backed securities sales during the quarter ended March 31, 2011, compared to $480,000 during the quarter ended March 31, 2010.  Proceeds from mortgage-backed securities sales are used for a variety of purposes, including funding loan originations, liquidity management and general banking operations.

In its efforts of mitigating nonperforming assets, the Bank recognized $82,000 of net losses on the sale of other real estate owned properties during the quarter ended March 31, 2011, compared to $12,000 of net gains recognized in the quarter ended March 31, 2010.

Noninterest Expense.  Noninterest expenses increased to $6.8 million for the quarter ended March 31, 2011, from $6.5 million for the quarter ended March 31, 2010.  The largest component, compensation and fringe benefits, remained relatively consistent at $3.8 million for the quarter ended March 31, 2011, compared to $3.7 million for the quarter ended March 31, 2010, reflecting the Bank’s efforts of managing its human resources costs.

FDIC insurance premiums declined to $292,000 for the quarter ended March 31, 2011, from $297,000 for the quarter ended March 31, 2010, reflecting the volume of insured deposit account balances and the impact of the FDIC’s risk-based deposit insurance assessment rates.

Expenses attributable to maintaining the current volume of other real estate owned increased to $220,000 in the quarter ended March 31, 2011, from $91,000 in the quarter ended March 31, 2010.  Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes.  Income tax expense declined to $225,000 for the quarter ended March 31, 2011, from $1.0 million for the quarter ended March 31, 2010.  Changes in the amount of income tax expense reflects changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period.  The effective income tax rate was 40.7% for the quarter ended March 31, 2011, compared to 39.3% for the quarter ended March 31, 2010.  See “Critical Accounting Policies” for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At March 31, 2011, the Bank had cash, deposits in banks, mortgage-backed securities and loans held for sale totaling $157.6 million, compared to $147.8 million at December 31, 2010, representing 22.6% and 21.1% of deposits and short-term borrowings for the respective periods.

The Bank believes it can meet future liquidity needs with existing funding sources.  The Bank's primary sources of funds are deposits, payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale.  While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank strives to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at March 31, 2011 and December 31, 2010.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements.  The Financial Accounting Standards Board (“FASB”) has issued the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. The Codification was effective for interim and annual periods ending after September 15, 2009.  All previous US GAAP standards issued by a standard setter are superseded and all other accounting literature not included in the Codification will be considered non-authoritative.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 for guidance on Receivables (Topic 310) regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolio, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures that relate to information as of the end of the reporting period were required as of December 31, 2010. The disclosures related to activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010, except for the disclosure requirements relating to troubled debt restructurings, which have been delayed pending the outcome of the FASB’s deliberations related to the definition of a troubled debt restructuring.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 for guidance on Intangibles – Goodwill and Other (Topic 350) regarding disclosures about when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating an impairment may exist.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 for guidance on Business Combinations (Topic 805) regarding disclosure of supplementary pro forma information for business combinations.  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  It specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or before the beginning of the first annual reporting period beginning on or after December 15, 2010.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01 for guidance on Receivables (Topic 310) regarding the deferral of the effective date of disclosures about troubled debt restructuring in Update No. 2010-20.  This update temporarily delays the effective date of disclosures about troubled debt restructurings in Update No. 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled restructuring.  The effective date of the new guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  That guidance is anticipated to be effective for interim and annual periods after June 15, 2011.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 for guidance on Receivables (Topic 310) regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring.  The amendments in this update apply to all creditors, both public and nonpublic, that restructure certain receivables. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.   For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03 for guidance on Transfers and Servicing (Topic 860) regarding the reconsideration of effective control for repurchase agreements.  This update improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. An entity must consider whether there is an exchange of collateral in a sufficient amount to reasonably assure the arrangement’s completion on substantially the agreed terms, even in the event of the transferee’s default. In order for the transferor to assert that it maintained effective control over the transferred assets, the transferor must have the ability to repurchase the same or substantially the same assets.  The FASB concluded the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amendments in this update apply to all entities, both public and nonpublic, that enter into agreements to transfer financial assets that entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings.  The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may have a negative impact on net market values and net interest income.  The Company monitors whether material changes in market risk have occurred since December 31, 2010.  The Company believes that no adverse change in market risk exposure has occurred since December 31, 2010.

The Bank has experienced intense price competition for both loans and deposits over the past two years, which presented a net interest margin management challenge.  Net interest margin management has been significantly influenced by the Federal Reserve’s 500 basis point rate cuts since September 2007. The Federal Reserve’s aggressive series of rate cuts caused immediate downward pricing of the Bank’s loan portfolio, while simultaneously outpacing the ability to reduce its funding cost as rapidly.  With the prime rate set at 3.25% since December 2008, and the current federal funds rate at 0% to 0.25%, it is not foreseeable that interest rates can decline farther.  Over the remainder of 2011, the Bank anticipates little compression in its net interest margin as maturing time deposits continue to reprice at lower rates, although there are no guarantees or assurances.

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

Item 1A.  Risk Factors: The have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

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

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: May 9, 2011		Date: May 9, 2011