Form 10-Q
period 2011-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2011-08-08
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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
Yes ☐           No ☒

Number of shares of common stock outstanding as of August 5, 2011: 9,751,271.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2011
	(unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2011 and 2010 (unaudited)	2

	Consolidated Statement of Stockholders' Equity for the Six Months Ended
	June 30, 2011 and 2010 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2011 and 2010 (unaudited)	4

	Selected Financial Data (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	[Reserved]	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30	December 31
	2011	2010 *
	(unaudited)
Assets

Cash and due from banks	$24,339,911	$14,684,377
Interest-bearing deposits in financial institutions	20,225,031	29,749,236
Mortgage-backed securities - available for sale, at fair value	68,960,406	98,637,742
Mortgage-backed securities - held for investment	55,578,670	244,836
Loans and leases receivable:
Held for sale	3,090,787	4,464,040
Held for investment	584,565,238	620,440,530
Allowance for loan and lease losses	(18,666,618)	(18,830,288)
Loans and leases receivable, net	568,989,407	606,074,282
Premises and equipment, net	10,752,914	9,162,538
Other real estate owned	11,386,753	11,616,390
Stock in Federal Home Loan Bank of Atlanta, at cost	2,690,000	3,474,900
Accrued interest receivable	2,302,863	2,336,527
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,197,031	1,357,659
Identifiable intangible assets	86,460	102,180
Income tax receivable	2,254,002	2,864,993
Prepaid expenses and other assets	11,556,159	12,721,610

Total assets	$784,538,183	$797,245,846

Liabilities and Stockholders' Equity

Deposits:
Demand	$240,048,367	$234,501,026
Savings	26,999,519	24,498,789
Large denomination certificates of deposit	217,228,158	222,578,449
Other time	199,626,364	207,886,450
Total deposits	683,902,408	689,464,714
Borrowed money	2,349,203	11,503,110
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,082,092	6,454,818
Total liabilities	703,643,703	717,732,642

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,844,758	35,795,586
Retained earnings, substantially restricted	75,665,645	74,956,772
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	1,253,833	630,602
Total stockholders' equity	80,894,480	79,513,204

Total liabilities and stockholders' equity	$784,538,183	$797,245,846

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$8,905,881	$9,792,800	$17,729,875	$19,901,754
Interest and dividends on investments and deposits	1,282,570	1,036,289	2,349,776	2,078,562
Total interest income	10,188,451	10,829,089	20,079,651	21,980,316

Interest expense:
Interest on deposits	1,924,835	2,094,488	3,901,704	4,248,126
Interest on borrowings	1,553	81,071	28,967	220,167
Interest on junior subordinated notes	83,911	82,768	165,232	162,784
Total interest expense	2,010,299	2,258,327	4,095,903	4,631,077

Net interest income	8,178,152	8,570,762	15,983,748	17,349,239
Provision for credit losses	3,080,000	2,070,000	5,530,011	4,490,000
Net interest income after provision for credit losses	5,098,152	6,500,762	10,453,737	12,859,239

Non-interest income:
Fees and service charges	1,581,922	1,795,404	3,068,624	3,425,920
Loan servicing fees	196,988	187,046	395,072	366,780
Gain (loss) on sale of other real estate, net	53,387	21,223	(28,708)	33,720
Gain on sale of mortgage loans	111,546	173,428	231,528	365,525
Gain on sale of mortgage-backed securities	-	455,399	52,146	935,481
Gain on sale of investment securities	-	2,406	-	2,406
Other income	553,868	195,717	761,000	394,963
Total non-interest income	2,497,711	2,830,623	4,479,662	5,524,795

Non-interest expense:
Compensation and fringe benefits	3,941,577	4,115,034	7,731,256	7,806,236
Federal deposit insurance premiums	293,284	286,614	584,784	583,879
Premises and equipment	433,512	438,565	856,792	897,750
Advertising	38,280	33,851	85,384	65,414
Payroll and other taxes	352,520	340,096	754,148	716,710
Data processing	622,859	644,671	1,223,400	1,263,068
Amortization of intangible assets	145,578	107,475	292,781	224,960
Other real estate owned expense	265,334	72,967	484,851	165,276
Other	895,158	701,666	1,760,919	1,517,820
Total non-interest expense	6,988,102	6,740,939	13,774,315	13,241,113

Income before income tax expense	607,761	2,590,446	1,159,084	5,142,921

Income tax expense	225,671	1,032,084	450,211	2,034,862

Net income	$382,090	$1,558,362	$708,873	$3,108,059

Per share data:
Basic earnings per share	$0.04	$0.16	$0.07	$0.32
Diluted earnings per share	$0.04	$0.16	$0.07	$0.32
Dividends per share	$0.00	$0.20	$0.00	$0.40
Average basic shares outstanding	9,751,271	9,743,971	9,751,271	9,743,244
Average diluted shares outstanding	9,751,271	9,744,679	9,751,271	9,743,598

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2011 and 2010
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net income			3,108,059			3,108,059

Other comprehensive income, net of taxes					1,632,875	1,632,875

Exercise of stock options	17	(26,414)		35,609		9,212

Stock based compensation		43,480				43,480

Dividends ($.40 per share)			(3,897,588)			(3,897,588)

Balance at June 30, 2010	$97,440	$35,858,430	$81,321,585	$(32,122,465)	$1,955,152	$87,110,142

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			708,873			708,873

Other comprehensive income, net of taxes					623,231	623,231

Stock based compensation		49,172				49,172

Balance at June 30, 2011	$97,513	$35,844,758	$75,665,645	$(31,967,269)	$1,253,833	$80,894,480

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
	2011	2010

Cash flows from operating activities:
Net income	$708,873	$3,108,059
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Provision for credit losses	5,530,011	4,490,000
Depreciation	367,630	378,374
Amortization of intangibles	292,781	224,960
Accretion of discounts and premiums on securities, net	248,140	-
Gain on disposal of premises and equipment	(326,715)	(3,296)
Loss (gain) on sale of other real estate owned	28,708	(33,720)
Gain on sale of loans held for sale	(231,528)	(365,525)
Gain on sale of mortgage-backed securities available for sale	(52,146)	(935,481)
Gain on sale of investment securities available for sale	-	(2,406)
Stock based compensation	49,172	43,480
Originations of loans held for sale, net	(16,761,812)	(30,554,989)
Proceeds from sale of loans held for sale	9,775,300	17,141,501
Other operating activities	2,206,123	3,023,102
Net cash provided by (used in) operating activities	1,834,537	(3,485,941)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	-	507,406
Proceeds from sale of mortgage-backed securities available for sale	2,369,759	17,440,693
Proceeds from principal repayments of mortgage-backed securities available for sale	3,791,901	5,479,099
Proceeds from principal repayments of mortgage-backed securities held for investment	1,279,358	135,996
Originations of loans held for investment, net of principal repayments	25,013,945	4,726,260
Proceeds from disposal of other real estate owned	3,740,719	3,944,990
Proceeds from disposal of premises and equipment	381,930	3,296
Purchase of mortgage-backed securities held for investment	(23,087,178)	-
Sale of FHLB stock	784,900	-
Purchase of premises and equipment	(1,262,329)	(1,078,209)
Net cash provided by investing activities	13,013,005	31,159,531
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(5,562,306)	6,029,119
Net decrease in FHLB borrowings	(10,000,000)	(25,000,000)
Proceeds from exercise of stock options, net of tax benefit	-	9,212
Cash paid for dividends	-	(3,897,253)
Net change in repurchase agreements	846,093	284,624
Net cash used in financing activities	(14,716,213)	(22,574,298)

Increase in cash and cash equivalents	131,329	5,099,292
Cash and cash equivalents, beginning of period	44,433,613	29,638,164
Cash and cash equivalents, end of period	$44,564,942	$34,737,456

Supplemental disclosures:
Other real estate acquired in settlement of loans	$5,167,666	$3,522,363
Dividends declared, not paid	$-	$1,948,794
Exchange of loans for mortgage-backed securities	$8,591,293	$14,838,276

See Notes to Consolidated Financial Statements.

Part 1. Financial Information
Selected Financial Data (Unaudited)

	At or for the Quarter Ended
	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
	(dollars in thousands except per share data)
Consolidated Balance Sheet Data:
Total assets	$784,538	$791,154	$797,246	$811,912	$812,771
Loans receivable (net):
Mortgage	$56,564	$53,925	$55,450	$53,995	$49,470
Commercial	428,141	445,930	463,155	496,489	502,425
Consumer	76,459	79,517	79,469	83,801	83,550
Leases	7,825	7,829	8,000	8,095	9,413
Total loans (net)	$568,989	$587,201	$606,074	$642,380	$644,858

Deposits:
Savings	$26,999	$26,251	$24,499	$24,946	$25,155
Checking	240,048	237,605	234,501	237,677	224,950
Certificates	416,855	429,772	430,465	433,432	444,435
Total deposits	$683,902	$693,628	$689,465	$696,055	$694,540
Stockholders' equity	80,894	79,648	79,513	87,293	87,110

Operating Data:
Interest income	$10,188	$9,891	$9,928	$10,963	$10,829
Interest expense	2,010	2,086	2,166	2,222	2,258
Net interest income	8,178	7,805	7,762	8,741	8,571
Provision for credit losses	3,080	2,450	13,700	3,962	2,070
Noninterest income	2,498	1,982	1,919	3,400	2,830
Noninterest expense	6,988	6,786	6,738	6,745	6,741
Income tax expense (benefit)	226	225	(4,260)	424	1,032
Net income (loss)	$382	$326	$(6,497)	$1,010	$1,558

Per Share Data:
Basic earnings (loss) per share	$0.04	$0.03	$(0.67)	$0.10	$0.16
Diluted earnings (loss) per share	$0.04	$0.03	$(0.67)	$0.10	$0.16
Book value per share	$8.30	$8.17	$8.15	$8.96	$8.94
Average basic shares	9,751,271	9,751,271	9,748,948	9,743,971	9,743,971
Average diluted shares	9,751,271	9,751,271	9,748,948	9,743,971	9,744,679

Selected Performance ratios:
Yield on average earning assets	5.78%	5.59%	5.51%	5.92%	5.86%
Cost of funds	1.14%	1.18%	1.24%	1.24%	1.26%
Net interest spread	4.64%	4.41%	4.30%	4.68%	4.60%
Net interest margin/average earning assets	4.64%	4.41%	4.31%	4.72%	4.64%
Earning assets to total assets	88.61%	89.85%	89.94%	90.96%	91.13%

Return on average assets (annualized)	0.19%	0.16%	-3.21%	0.50%	0.77%
Return on average equity (annualized)	1.90%	1.63%	-30.31%	4.60%	7.17%
Efficiency ratio	65.38%	69.25%	69.52%	55.50%	59.05%
Equity/Assets	10.31%	10.07%	9.97%	10.75%	10.72%
Tangible Equity/Assets	9.76%	9.52%	9.43%	10.22%	10.18%

Asset Quality Data and Ratios:
Loans on nonaccrual status:
Nonaccrual loans	$19,510	$16,723	$14,293	$14,073	$12,308
Nonaccrual restructured loans
Past Due TDRs	11,228	15,024	12,407	1,624	639
Current TDRs	10,421	8,780	14,566	3,532	5,008
Total TDRs	21,649	23,804	26,973	5,156	5,647
Total loans on nonaccrual status	41,159	40,527	41,266	19,229	17,955
Other real estate owned	11,387	12,069	11,616	8,599	8,452
Total nonperforming assets	$52,546	$52,596	$52,882	$27,828	$26,407
Nonaccrual loans to loans	7.23%	6.90%	6.81%	2.99%	2.78%
Nonperforming assets to assets	6.70%	6.65%	6.63%	3.43%	3.25%

Allowance for credit losses	$18,918	$19,551	$19,067	$8,774	$8,122
Allowance for credit losses to loans	3.21%	3.22%	3.04%	1.35%	1.24%
Allowance for credit losses to nonaccrual loans	45.96%	48.24%	46.21%	45.63%	45.24%
Net charge-offs	$3,713	$1,966	$3,407	$3,310	$7,347
Net charge-offs to loans	0.65%	0.32%	0.54%	0.51%	1.12%

Regulatory Capital Ratios:
Total Risk-Based Capital Ratio	14.15%	13.68%	13.41%	13.80%	13.62%
Tier 1 Risk-Based Capital Ratio	12.87%	12.41%	12.14%	12.55%	12.37%
Tier 1 Leverage Ratio	9.46%	9.36%	9.07%	9.91%	9.99%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2011 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For the three and six months ended June 30, 2011, there were no stock options that were dilutive because their exercise prices exceeded the average market price of the Company’s common stock; compared to 708 and 354 stock options respectively, for the three and six month periods ended June 30, 2010 that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

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

Information concerning other comprehensive income for the three and six months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
Net income	$382,090	$1,558,362	$708,873	$3,108,059

Reclassification of gain on sale of securities	0	457,805	52,146	937,887
Gains unrealized, net of income taxes	843,478	1,060,054	571,085	694,988

Other comprehensive income	843,478	1,517,859	623,231	1,632,875

Comprehensive income	$1,225,568	$3,076,221	$1,332,104	$4,740,934

Note 4. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2011.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2011, the 1997 Plan had 109,941 granted unexercised shares, and the 2008 Plan includes 91,000 granted unexercised shares and 867,000 shares available to be granted.  No restricted shares were granted under the 2008 Plan during the three and six months ended June 30, 2011.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of June 30, 2011 and 2010, and changes during the three and six month periods ended June 30, 2011 and 2010 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended June 30, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	-	$-
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Granted	3,000	$5.05
Forfeited	(3,000)	$17.41
Exercised	-	$-
Outstanding at June 30, 2011	200,941	$14.26	$(2,009,778)
Vested and Exercisable at June 30, 2011	137,876	$16.22	$(1,649,652)

Quarter Ended June 30, 2010:
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Granted	7,000	$12.29
Forfeited	(3,854)	$16.03
Exercised	-	$-
Outstanding at June 30, 2010	196,741	$15.28	$(919,650)
Vested and Exercisable at June 30, 2010	122,958	$16.24	$(692,240)

The average fair value per share of options granted in the three and six months ended June 30, 2011 was $2.09 and $2.21, compared to $4.58 and $4.25 in the three and six months ended June 30, 2010. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and six months ended June 30, 2011 and 2010:

	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
Dividend growth rate	0.0%	5.3%	0.0%	5.3%
Expected volatility	37.79%	36.5%	37.84%	36.6%
Average risk-free interest rate	2.9%	2.8%	2.8%	3.1%
Expected lives - years	6	6	6	6

There were no income tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2011 or 2010.  There was no intrinsic value for options exercised during the three and six months ended June 30, 2011, as no options were exercised, compared to $11,357 of intrinsic value for options exercised during the three and six months ended June 30, 2010.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2011, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.05 – 13.82	107,108	6.54	$9.34	49,109	$9.74
$14.97 – 16.49	33,958	1.52	$16.07	33,958	$16.07
$16.77 – 25.22	48,625	5.60	$20.51	43,959	$20.57
$26.17 – 33.27	11,250	5.49	$28.62	10,850	$28.46
	200,941	5.41	$14.26	137,876	$16.22

A summary of nonvested option shares as of June 30, 2011 and 2010, and changes during the three and six months ended June 30, 2011 and 2010, is presented below:

	Shares	Price
Period Ended June 30, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	-	$-
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76
Granted	3,000	$5.05
Forfeited	(1,500)	$9.60
Vested	(3,050)	$21.95
Nonvested at June 30, 2011	63,065	$9.97

Period Ended June 30, 2010:
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21
Granted	7,000	$12.29
Forfeited	(2,500)	$12.95
Vested	(3,425)	$22.31
Nonvested at June 30, 2010	73,783	$13.69

The net compensation cost charged against income for the Plans was $20,555 and $49,172 for the three and six months ended June 30, 2011, and $20,782 and $43,481 for the three and six months ended June 30, 2010. Total recapture credits against compensation expense due to forfeited options was $7,505 for both the three and six months ended June 30, 2011, compared to $9,269 and $10,952 for the three and six months ended June 30, 2010. As of June 30, 2011, total unrecognized compensation cost on granted unexercised shares was $154,801, and is expected to be recognized during the next three years.

The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
Reduce net income before income taxes	$20,555	$20,782	$49,172	$43,481
Reduce net income	$20,140	$20,030	$48,342	$42,424
Reduce basic earnings per share	$0.00	$0.00	$(0.01)	$0.00
Reduce diluted earnings per share	$0.00	$0.00	$(0.01)	$0.00

Note 5. Mortgage-Backed Securities. The amortized cost and fair value of mortgage-backed securities, with gross unrealized gains and losses at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities Available for sale:
Within 1 year	$12	$1	$-	$13
After 1 year but within 5 years	534	41	-	575
After 5 years but within 10 years	1,403	106	-	1,509
After 10 years	64,354	2,509	-	66,863
Total	$66,303	$2,657	$-	$68,960

Held for investment:
After 1 year but within 5 years	$170	$8	$-	$178
After 5 years but within 10 years	-	-	-	-
After 10 years	55,409	966	-	56,375
Total	$55,579	$974	$-	$56,553

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities Available for sale:
After 1 year but within 5 years	$722	$67	$-	$789
After 5 years but within 10 years	1,004	51	-	1,055
After 10 years	95,869	1,291	366	96,794
Total	$97,595	$1,409	$366	$98,638

Held for investment:
After 1 year but within 5 years	$245	$6	$-	$251
Total	$245	$6	$-	$251

The Company had no mortgage-backed securities with an unrealized loss position at June 30, 2011. The following table shows mortgage-backed securities’ gross unrealized losses, fair value and length of time the securities have been in a continuous unrealized loss position at December 31, 2010.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$23,314	$254	$10,306	$112	$33,620	$366

At December 31, 2010, the Company had four mortgage-backed securities with an unrealized loss for twelve or more consecutive months totaling $112,000. Eight mortgage-backed securities had unrealized losses for less than twelve months totaling $254,000 at December 31, 2010. Management of the Bank believes all unrealized losses as of December 31, 2010 represent temporary impairments related to the current interest rate environment.

At June 30, 2011 and December 31, 2010, mortgage-backed securities with a carrying value of $5.3 million and $4.8 million, respectively, were pledged as collateral for public deposits and repurchase agreements.

Note 6. Loans. Following is a summary of loans at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$57,919	9.8%	$56,503	9.0%

Total mortgage loans	57,919	9.8%	56,503	9.0%

Commercial loans and leases:
Commercial real estate	385,432	65.5%	409,073	65.3%
Commercial construction	38,657	6.6%	47,527	7.6%
Commercial non-real estate	15,004	2.5%	17,780	2.8%
Commercial unsecured	4,722	0.8%	4,701	0.8%
Lease receivables	7,955	1.4%	8,148	1.3%

Total commercial loans and leases	451,770	76.8%	487,229	77.8%

Consumer loans:
Consumer real estate	41,076	7.0%	41,222	6.6%
Home equity lines of credit	32,532	5.5%	35,397	5.7%
Consumer non-real estate	2,639	0.4%	2,895	0.4%
Consumer unsecured	2,909	0.5%	2,965	0.5%

Total consumer loans	79,156	13.4%	82,479	13.2%

Gross loans	588,845	100.0%	626,211	100.0%

Less deferred loan origination fees, net	1,189		1,307
Less allowance for loan and lease losses	18,667		18,830

Total loans, net	$568,989		$606,074

The Bank has pledged its eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $103.9 million and $126.7 million at June 30, 2011 and December 31, 2010, respectively.

The Company's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina. At June 30, 2011, the Bank had pre-approved but unused lines of credit totaling $70.7 million.

The table below details performing troubled debt restructured loans, segregated by class of loans, at the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Performing troubled debt restructured loans accounted for on an accrual basis:
Residential mortgage	$-	$426
Commercial real estate	19,928	26,213
Commercial construction	2,676	4,129
Commercial non-real estate	-	189
Commercial unsecured	53	127
Consumer real estate	146	222
Consumer non-real estate	28	28
Total performing troubled debt restructured loans accounted for on an accrual basis	$22,831	$31,334
Percentage of total loans, net	4.0%	5.2%

The table below details non-accrual loans, including troubled debt restructured loans accounted for on a non-accrual basis, segregated by class of loans, at the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$1,059	$1,549
Commercial real estate	15,950	10,517
Commercial construction	854	1,291
Commercial non-real estate	51	18
Commercial unsecured	-	9
Consumer real estate	1,485	797
Home equity lines of credit	96	99
Consumer non-real estate	14	11
Consumer unsecured	1	1
Total loans accounted for on a non-accrual basis	19,510	14,292

Troubled debt restructured loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	508	-
Commercial real estate	8,816	10,910
Commercial construction	354	-
Commercial non-real estate	1,497	1,497
Consumer real estate	53	-
Total Past Due TDRs	11,228	12,407
Current TDRs:
Residential mortgage	-	508
Commercial real estate	8,136	11,743
Commercial construction	2,271	2,315
Commercial non-real estate	14	-
Total Current TDRs	10,421	14,566
Total troubled debt restructured loans accounted for on a non-accrual basis	21,649	26,973
Total non-performing loans	$41,159	$41,266
Percentage of total loans, net	7.2%	6.8%
Other real estate owned	$11,387	$11,616
Total non-performing assets	$52,546	$52,882

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1,598,960 and $1,536,936 at June 30, 2011 and December 30, 2010, respectively.

The Company’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible.  The Company faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods.  While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts.  In such cases, the Company finds it mutually beneficial to work constructively together with its borrowers, and that prudent restructurings are often in the best interest of the Company and the borrower.

The Company offers a variety of troubled debt restructuring programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered.  The restructuring of a troubled loan may include, but is not limited to any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

The Company’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or nonaccrual loans.

The Company identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports.

On a loan-by-loan basis, the Company restructures loans that were either on nonaccrual basis prior to restructuring or on accrual basis prior to restructuring.  If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months.  The Company has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring.

If a restructured loan was on accrual basis prior to restructuring and the Company expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, the monthly payment is not significantly larger than the contractual payment before restructuring, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required.

The Bank has performed restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple two note structure (i.e., A Note and B Note structure).  The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms.  The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate.

Information concerning multiple note restructures for certain commercial real estate loan workouts for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
	(In thousands)
Note A Structure
Commercial real estate (1)	$3,035	$0	$3,871	$0

Note B Structure
Commercial real estate (2)	$1,396	$0	$1,795	$0
Reduction of interest income	$23	$0	$23	$0

(1)	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

The benefit of this workout strategy is for the A note to remain a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions.  In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure.  Following this restructuring, the Note A credit classification generally improves from “substandard” to “pass”.

The general terms of the new loans restructured under the Note A and Note B structure differ as follows:

Note A: First lien position; fixed or adjustable current market interest rate; fixed month term to maturity; payments – interest only to maturity, or full principal and interest to maturity.  Note A is underwritten in accordance with the Company’s customary underwriting standards and is on an accrual basis.

Note B: Second lien position; fixed or adjustable below current market interest rate; fixed month term to maturity; payments – due in full at maturity. Note B is underwritten in accordance with the Company’s customary underwriting standards, except for the below market interest rate and payment terms, and is on a nonaccrual basis.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Non- Accrual Loans	Current	Total Loans
	(In thousands)
Residential mortgage	$2,383	$701	$952	$1,567	$52,316	$57,919
Commercial real estate	5,600	4,065	-	32,902	342,865	385,432
Commercial construction	-	-	-	3,479	35,178	38,657
Commercial non-real estate	22	766	-	1,562	12,654	15,004
Commercial unsecured	68	-	-	-	4,654	4,722
Lease receivables	392	62	-	-	7,501	7,955
Consumer real estate	576	635	-	1,538	38,327	41,076
Home equity lines of credit	63	194	-	96	32,179	32,532
Consumer non-real estate	-	6	-	14	2,619	2,639
Consumer unsecured	1	64	-	1	2,843	2,909

Total	$9,105	$6,493	$952	$41,159	$531,136	$588,845

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Non- Accrual Loans	Current	Total Loans
	(In thousands)
Residential mortgage	$-	$2,389	1,150	$2,057	$50,907	$56,503
Commercial real estate	7,512	1,940	1,593	33,171	364,857	409,073
Commercial construction	500	484	-	3,606	42,937	47,527
Commercial non-real estate	12	40	-	1,515	16,213	17,780
Commercial unsecured	64	46	-	9	4,582	4,701
Lease receivables	-	-	-	-	8,148	8,148
Consumer real estate	611	698	-	797	39,116	41,222
Home equity lines of credit	271	-	-	99	35,027	35,397
Consumer non-real estate	59	-	-	11	2,825	2,895
Consumer unsecured	161	-	-	1	2,803	2,965

Total	$9,190	$5,597	$2,743	$41,266	$567,415	$626,211

The following tables present information on loans that were considered impaired as of June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)

With no related allowance recorded:
Residential mortgage	$508	$508	$-	$508	$1
Commercial real estate	57,925	63,053	-	59,610	1,243
Commercial construction	6,959	7,436	-	7,023	131
Commercial non-real estate	1,736	2,228	-	1,736	22
Commercial unsecured	53	53	-	53	2
Consumer real estate	587	815	-	640	20
Home equity lines of credit	175	175	-	175	3
Consumer non-real estate	36	36	-	37	1

Subtotal:	67,979	74,304	-	69,782	1,423

With an allowance recorded:
Commercial real estate	10,034	11,178	3,165	10,041	126
Commercial construction	1,430	1,430	331	1,520	24
Commercial unsecured	799	799	448	799	13
Consumer real estate	913	913	424	914	12

Subtotal:	13,176	14,320	4,368	13,274	175

Totals:
Mortgage	508	508	-	508	1
Commercial	78,936	86,177	3,944	80,782	1,561
Consumer	1,711	1,939	424	1,766	36

Grand Total:	$81,155	$88,624	$4,368	$83,056	$1,598

December 31, 2010	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)

With no related allowance recorded:
Commercial real estate	$19,127	$23,147	$-	$20,345	$500
Commercial construction	1,460	1,868	-	1,592	55
Commercial non-real estate	1,551	2,043	-	1,883	57
Commercial unsecured	10	10	-	10	-
Consumer real estate	332	752	-	429	14
Home equity lines of credit	1	1	-	1	1
Consumer non-real estate	11	11	-	12	1

Subtotal:	22,492	27,832	-	24,272	628

With an allowance recorded:
Commercial real estate	12,026	12,576	2,846	11,943	415
Commercial construction	454	550	95	518	20
Commercial non-real estate	19	19	19	19	1
Commercial unsecured	54	54	54	54	2
Consumer real estate	156	156	91	157	6
Home equity lines of credit	83	83	83	84	4

Subtotal:	12,792	13,438	3,188	12,775	448

Totals:
Commercial	34,701	40,267	3,014	36,364	1,050
Consumer	583	1,003	174	683	26

Grand Total:	$35,284	$41,270	$3,188	$37,047	$1,076

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•
Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•
Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•
Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•
Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•
Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•
Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•
Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•
Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•
Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss.  Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•
Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•
Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•
Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Mortgage loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•
Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss.  Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•
Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•
Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by their sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•
Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2011 and December 31, 2010, respectively:

June 30, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)

1-Excellent	$-	$-	$-	$-
2-Above Average	1,380	423	475	116
3-Average	25,106	5,095	1,563	522
4-Acceptable	205,555	19,584	9,172	2,260
5-Watch	61,829	6,557	946	672
6-Special mention	28,296	2,466	77	346
7-Substandard	63,266	4,532	2,770	805
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$385,432	$38,657	$15,004	$4,722

June 30, 2011
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)

Pass	$39,393	$32,261	$2,597	$2,889
6-Special mention	54	-	-	19
7-Substandard	1,629	271	42	1
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$41,076	$32,532	$2,639	$2,909

June 30, 2011
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$55,400	$7,835
6-Special mention	952	-
7-Substandard	1,567	120
8-Doubtful	-	-
9-Loss	-	-

Total	$57,919	$7,955

December 31, 2010
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)

1-Excellent	$-	$-	$-	$-
2-Above Average	2,168	487	11	99
3-Average	22,336	6,433	1,510	666
4-Acceptable	236,338	21,207	12,301	2,793
5-Watch	62,007	11,273	2,084	683
6-Special mention	34,506	3,279	92	392
7-Substandard	51,718	4,848	1,755	68
8-Doubtful	-	-	27	-
9-Loss	-	-	-	-

Total	$409,073	$47,527	$17,780	$4,701

December 31, 2010
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)

Pass	$40,295	$35,298	$2,884	$2,964
6-Special mention	-	-	-	-
7-Substandard	927	99	11	1
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$41,222	$35,397	$2,895	$2,965

December 31, 2010
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$53,772	$7,959
6-Special mention	674	-
7-Substandard	2,057	189
8-Doubtful	-	-
9-Loss	-	-

Total	$56,503	$8,148

Note 7. Allowance for Credit Losses. Following is a summary of activity in the allowance for credit losses for the periods indicated:
	June 30, 2011	June 30, 2010
	(In thousands)
Allowance for loan and lease losses at beginning of period	$18,830	$13,504
Allowance for unfunded commitments at beginning of period	237	240
Total allowance for credit losses at beginning of period	19,067	13,744

Provision for loan and lease losses	5,516	4,559
Provision for unfunded commitments	14	(69)

Loans charged-off:
Residential mortgage	(121)	(39)
Commercial real estate	(4,538)	(6,961)
Commercial construction	(443)	(1,695)
Commercial non-real estate	(19)	(50)
Commercial unsecured	(90)	(67)
Lease receivables	(18)	(6)
Consumer real estate	(571)	(1,262)
Home equity lines of credit	(96)	(278)
Consumer non-real estate	(-)	(1)
Consumer unsecured	(52)	(15)
Total charge-offs	(5,948)	(10,374)
Recoveries of loans previously charged-off:		-
Commercial real estate	12	27
Commercial construction	108	151
Commercial non-real estate	13	39
Commercial unsecured	31	15
Consumer real estate	36	5
Home equity lines of credit	64	7
Consumer non-real estate	2	14
Consumer unsecured	3	4
Total recoveries	269	262

Net charge-offs	(5,679)	(10,112)

Allowance for loan and lease losses at end of period	18,667	7,951
Allowance for unfunded commitments at end of period	251	171
Total allowance for credit losses at end of period	$18,918	$8,122

The following table presents a roll forward of the Company’s allowance for loan and lease losses by loan category for the periods ended June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$358	$(121)	$-	$460	$697	$57,411
Commercial real estate	10,718	(118)	3	(969)	9,634	317,473
Commercial construction	1,192	(28)	3	(95)	1,071	30,268
Commercial non-real estate	316	(-)	4	92	412	13,268
Commercial unsecured	74	(36)	30	12	80	3,870
Lease receivables	148	(18)	-	-	130	7,955
Consumer real estate	1,653	(11)	18	(372)	1,288	39,576
Home equity lines of credit	1,102	(66)	63	(241)	858	32,357
Consumer non-real estate	29	(-)	2	11	42	2,603
Consumer unsecured	52	(52)	3	83	86	2,909
Total	15,642	(450)	126	(1,019)	14,299	507,690
Allowance for individually evaluated for impairment
Residential mortgage	-	(-)	-	-	-	508
Commercial real estate	2,846	(4,420)	9	4,730	3,165	67,959
Commercial construction	95	(415)	105	546	331	8,389
Commercial non-real estate	19	(19)	9	(9)	-	1,736
Commercial unsecured	54	(54)	1	447	448	852
Consumer real estate	91	(559)	19	873	424	1,500
Home equity lines of credit	83	(31)	-	(52)	-	175
Consumer non-real estate	-	(-)	-	-	-	36
Total	3,188	(5,498)	143	6,535	4,368	81,155

Grand Total	$18,830	$(5,948)	$269	$5,516	$18,667	$588,845

	December 31, 2010
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$377	$(44)	$-	$25	$358	$56,503
Commercial real estate	6,192	(1,098)	39	5,585	10,718	377,920
Commercial construction	712	(1,243)	48	1,675	1,192	45,613
Commercial non-real estate	142	(107)	61	220	316	16,210
Commercial unsecured	72	(216)	23	195	74	4,637
Lease receivables	154	(6)	-	-	148	8,148
Consumer real estate	428	(718)	67	1,876	1,653	40,734
Home equity lines of credit	280	(328)	10	1,140	1,102	35,313
Consumer non-real estate	14	(1)	20	(4)	29	2,884
Consumer unsecured	16	(49)	9	76	52	2,965
Total	8,387	(3,810)	277	10,788	15,642	590,927
Allowance for individually evaluated for impairment
Commercial real estate	4,981	(10,406)	219	8,052	2,846	31,153
Commercial construction	82	(1,500)	380	1,133	95	1,914
Commercial non-real estate	-	(492)	-	511	19	1,570
Commercial unsecured	54	(-)	-	-	54	64
Consumer real estate	-	(1,175)	78	1,188	91	488
Home equity lines of credit	-	(400)	-	483	83	84
Consumer non-real estate	-	(-)	-	-	-	11
Total	5,117	(13,973)	677	11,367	3,188	35,284

Grand Total	$13,504	$(17,783)	$954	$22,155	$18,830	$626,211

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans.  In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Company’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at June 30, 2011.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	98.590%	22.376%	0.506%	0.358%	0.005%	0.005%	0.005%	0.00%
Commercial Non-Real Estate Secured	100.00%	98.660%	19.625%	11.269%	1.379%	0.096%	0.096%	0.096%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	98.640%	24.114%	3.229%	1.175%	0.883%	0.883%	0.883%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.740%	98.740%	50.461%	0.656%
Consumer Non-Real Estate Secured	100.00%	98.740%	98.740%	98.740%	0.120%
Consumer Non-Real Estate Unsecured	100.00%	98.670%	98.670%	98.670%	1.639%
Residential Real Estate	100.00%	98.920%	5.457%	1.542%	0.000%
Lease Receivables	100.00%	98.700%	11.808%	0.000%	0.050%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.200%
Commercial Non-Real Estate Lines of Credit	0.200%
Commercial Standby Letters of Credit	0.200%
Home Equity Lines of Credit	0.200%
Consumer Real Estate Lines of Credit	0.200%
Consumer Non-Real Estate Lines of Credit	0.200%
Work-in-Process	0.200%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the ACL as of June 30, 2011. The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation. Adjustments for each component may range from -10 basis points to +15 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +15 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

	Allocation of Qualitative Factors
Category	CML Real Estate	CML Non Real Estate	CML Unsecured	Mortgage
Loans and Leases:
Changes in Economic and Business Conditions	0.15%	0.14%	0.14%	0.10%
Interest Rate Risk	0.14%	0.14%	0.14%	0.10%
Effect of Concentrations of Credit	0.15%	0.13%	0.14%	0.10%
Changes in Nature and Volume of the Loan Portfolio Mix	0.15%	0.14%	0.14%	0.10%
Seasoning of the Loan Portfolio	0.15%	0.14%	0.14%	0.10%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.15%	0.14%	0.14%	0.13%
Changes in Lending Policies and Procedures	0.12%	0.12%	0.12%	0.12%
Changes in the Quality of the Loan Review System	0.12%	0.12%	0.12%	0.11%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.13%	0.13%	0.13%	0.11%
Changes in the Value of the Underlying Collateral	0.15%	0.14%	0.15%	0.11%

	Allocation of Qualitative Factors
Category	CNS Real Estate	CNS Non Real Estate	CNS Unsecured	Leases
Loans and Leases:
Changes in Economic and Business Conditions	0.13%	0.13%	0.14%	0.14%
Interest Rate Risk	0.13%	0.13%	0.14%	0.13%
Effect of Concentrations of Credit	0.13%	0.13%	0.14%	0.13%
Changes in Nature and Volume of the Loan Portfolio Mix	0.13%	0.13%	0.14%	0.13%
Seasoning of the Loan Portfolio	0.13%	0.13%	0.14%	0.15%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.13%	0.13%	0.13%	0.12%
Changes in Lending Policies and Procedures	0.11%	0.11%	0.11%	0.12%
Changes in the Quality of the Loan Review System	0.11%	0.11%	0.11%	0.12%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.13%	0.13%	0.13%	0.13%
Changes in the Value of the Underlying Collateral	0.13%	0.13%	0.15%	0.13%

Category	CML Non Real Estate	CML Real Estate	CML Line of Credit	Home Equity Line	CNS Non Real Estate	CNS Real Estate
Unfunded Commitments:
Changes in Economic and Business Conditions	0.03%	0.03%	0.02%	0.04%	0.02%	0.01%
Interest Rate Risk	0.03%	0.03%	0.02%	0.04%	0.02%	0.01%
Effect of Concentrations of Credit	0.02%	0.02%	0.02%	0.02%	0.02%	0.01%
Changes in Nature and Volume of the Loan Portfolio Mix	0.02%	0.02%	0.02%	0.02%	0.02%	0.01%
Seasoning of the Loan Portfolio	0.01%	0.01%	0.02%	0.02%	0.02%	0.01%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.03%	0.03%	0.03%	0.03%	0.02%	0.01%
Changes in Lending Policies and Procedures	0.01%	0.01%	0.01%	0.01%	0.01%	0.01%
Changes in the Quality of the Loan Review System	0.02%	0.02%	0.02%	0.02%	0.01%	0.01%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.01%	0.02%	0.02%	0.02%	0.01%	0.01%
Changes in the Value of the Underlying Collateral	0.02%	0.02%	0.02%	0.02%	0.02%	0.01%

Note  8.  Other Real Estate Owned.

At June 30, 2011, other real estate owned included residential and commercial properties, developed building lots and a partially developed residential subdivision. The Company had no other repossessed assets at June 30, 2011. The following table reflects the changes in other real estate owned during 2011:
					Transfer to
	Balance			Fair Value	Premises and	Balance
	12-31-10	Additions	Sales, net	Adjustments	Equipment	6-30-11
	(In thousands)
Other Real Estate Owned	$11,616	$5,145	$3,769	$854	$751	$11,387

The fair value adjustments made to other real estate owned (“OREO”) were done in order to adjust the carrying values of these properties to their estimated fair market values.  In most cases, the estimated fair market values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”).  In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly.  Additionally, in certain instances when the Company receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly.

Note 9. Fair Value Measurement. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs of valuation techniques used to measure fair value of nonfinancial assets and liabilities. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. In order to determine the fair value, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy.  Outlined below is the application of the fair value hierarchy to the Bank’s financial assets that are carried at fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$68,960	$0	$68,960	$0
Total June 30, 2011	$68,960	$0	$68,960	$0

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$98,638	$0	$98,638	$0
Total December 31, 2010	$98,638	$0	$98,638	$0

Assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$76,787	$0	$76,787	$0
Other real estate owned	11,387	0	11,387	0
Total June 30, 2011	$88,174	$0	$88,174	$0

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (2)	$32,096	$0	$32,096	$0
Other real estate owned	11,616	0	11,616	0
Total December 31, 2010	$43,712	$0	$43,712	$0

(1)	Includes $47.5 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)
Impaired loans of $20.4 million as previously reported in the Company’s Form 10-K for the year ended December 31, 2010 have been restated to include $11.7 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

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

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $210,084 and $853,788 were made to OREO during the three and six months ended June 30, 2011, compared to $686,362 and $1,704,200 during the three and six months ended June 30, 2010.

Net gains (losses) realized and included in earnings for the three and six months ended June 30, 2011 and 2010 are reported in other revenues as follows:

	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
Gain (loss) on sale of real estate, net	$53,387	$21,223	$(28,708)	$33,720

No liabilities were measured at fair value on a recurring or non-recurring basis during the quarters ended June 30, 2011 or 2010.

There have been no transfers between fair value levels for 2011 and 2010.

Note 10. Fair Value of Financial Instruments

The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$24,340	$24,340	$14,684	$14,684
Interest-bearing deposits in other banks	20,225	20,225	29,749	29,749
Mortgage-backed securities available for sale	68,960	68,960	98,638	98,638
Mortgage-backed securities held for investment	56,801	55,579	251	245
Loans and leases, net	570,523	568,989	606,726	606,074
Stock in Federal Home Loan Bank of Atlanta	2,690	2,690	3,475	3,475
Accrued interest receivable	$2,303	$2,303	$2,337	$2,337

	June 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$691,003	$683,902	$694,394	$689,465
Borrowed money:
Repurchase agreements	2,349	2,349	1,503	1,503
Advances from FHLB	-	-	10,270	10,000
Junior subordinated debentures	$10,310	$10,310	$10,310	$10,310

Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies used by the Bank were as follows:

Cash and Due from banks and Interest –Bearing Deposits in Other Banks

The carrying amounts for cash and due from banks and interest bearing deposits in other banks approximate their fair value because of the short maturities of these financial instruments.

Mortgage-Backed Securities Available for Sale and Held for Investment

The estimated fair value of mortgage-backed securities is provided in Note 5 to the financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases, Net

Fair values are estimated for portfolios of loans and leases with similar financial characteristics, such as residential mortgage. Loans and leases are segregated by type of loan, fixed and variable interest rate terms. The fair value of each category is determined by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Deposits and Advances from FHLB

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of certificates of deposits and FHLB advances are estimated using the rates currently offered for similar instruments with similar remaining maturities.

Accrued Interest Receivable, Repurchase Agreements and Junior Subordinated Debentures

The carrying amount of accrued interest receivable, repurchase agreements, and junior subordinated debentures approximates fair value because of the short maturities of these instruments.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

Note 11.  Recent Accounting Pronouncements.

The following summarizes recent accounting pronouncements and their expected impact on the Company.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The objective is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective in fiscal years, and interim periods within those years, beginning after December 15, 2011.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments of this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value of for disclosing information about fair value measurements.  The amendments are effective during interim and annual periods beginning after December 15, 2011.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03 for guidance on Transfers and Servicing regarding the reconsideration of effective control for repurchase agreements.  This update improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update apply to all entities, both public and nonpublic, that enter into agreements to transfer financial assets that entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.

In April 2011, the FASB has issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.   The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted the update of this standard for the quarter ended June 30, 2011, and the adoption did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 for guidance on Intangibles – Goodwill and Other to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating an impairment may exist.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and is not expected to impact the Company’s next goodwill impairment test.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality, disaggregated by portfolio segment and class of financing receivable.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The Company has adopted this standard through additional disclosures in the footnotes to the consolidated financial statements and it did not have a material impact on the Company’s financial position or results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards.  Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.  Management considers the effect of the proposed statements and SEC Staff Accounting Bulletins on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010.  Total assets declined to $784.5 million at June 30, 2011, from $797.2 million at December 31, 2010.  Earning assets declined to $695.1 million at June 30, 2011, from $717.1 million at December 31, 2010, reflecting the net change in the composition of earning assets, as further discussed below.  Earning assets were 88.6% of total assets at June 30, 2011 compared to 89.9% at December 31, 2010.

Interest-bearing overnight deposits in financial institutions declined to $20.2 million at June 30, 2011, from $29.7 million at December 31, 2010.  The Bank used a portion of these lower yielding overnight deposits to purchase higher yielding mortgage-backed securities, as discussed below. Overnight deposits are available to fund loan originations, liquidity management activities and daily operations of the Bank.

Mortgage-backed securities available for sale declined to $69.0 million at June 30, 2011, from $98.6 million at December 31, 2010. During the six months ended June 30, 2011, $33.8 million of mortgage-backed securities were transferred from available for sale to held for investment.  The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels.  During the six months ended June 30, 2011, the Bank sold $2.4 million of mortgage-backed securities available for sale, compared to $17.4 million sold in the six months ended June 30, 2010. Also, during the six months ended June 30, 2011, $8.6 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $14.8 million securitized in the six months ended June 30, 2010.  See “Note 5. Mortgage-Backed Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Mortgage-backed securities held for investment increased to $55.6 million at June 30, 2011, from $245,000 at December 31, 2010, reflecting the transfer of $33.8 million from available for sale as discussed above.  During the six months ended June 30, 2011, the Bank purchased $23.1 million of new mortgage-backed securities held for investment, funded by lower yielding overnight deposits in order to improve long-term yield. See “Note 5. Mortgage-Backed Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Based on current market prices, unrealized gains on available for sale securities increased to $1.3 million at June 30, 2011, from $631,000 at December 31, 2010. See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Loans held for sale declined to $3.1 million at June 30, 2011, from $4.5 million at December 31, 2010.  Proceeds from loan sales were $9.8 million for the six months ended June 30, 2011, compared to $17.1 million sold during the six months ended June 30, 2010. The proceeds from loans sold during the months ended June 30, 2011 were primarily used to fund liquidity needs of the Bank, including loan originations, repayment of borrowings, mortgage-backed security purchases and general banking operations.  Loans serviced for others declined to $314.2 million at June 30, 2011, from $318.2 million at December 31, 2010.

Loans and leases receivable held for investment declined to $584.6 million at June 30, 2011 from $620.4 million at December 31, 2010. During the six months ended June 30, 2011, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank. See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans on non-accrual status declined to $41.2 million at June 30, 2011, from $41.3 million at December 31, 2010.  Loans on non-accrual status include non-accrual restructured loans (TDRs), which declined to $21.6 million at June 30, 2011, from $27.0 million at December 31, 2010.  At June 30, 2011, $10.4 million of TDRs on non-accrual were current and making payments according to the terms of the restructure, compared to $14.6 million at December 31, 2010.  Past due TDRs on non-accrual status declined to $11.2 million at June 30, 2011, from $12.4 million at December 31, 2010.  See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding loans on non-accrual status and restructured loans.

Performing TDRs on full accrual status declined to $22.8 million at June 30, 2011, from $31.3 million at December 31, 2010.  Certain performing TDRs have been restored to full accrual status, as they need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place, if the loan is in compliance with its modified terms and yields a market rate. See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding performing restructured loans.

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

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at June 30, 2011, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.  There were $952,000 of loans which were accruing interest and contractually over 90 days past due at June 30, 2011.  Additional gross interest income of approximately $25,249 was recorded on these loans as of June 30, 2011.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful.  Generally, this occurs when payment is delinquent in excess of 90 days.  Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss.  All other loans are charged off when management concludes that they are uncollectible.  See “Note 6. Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding charged off loans.

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $76.8 million of loans classified as impaired at June 30, 2011, net of $7.5 million in write-downs and $4.4 million of specific reserves, compared to $32.1 million classified as impaired at December 31, 2010, net of $6.0 million in write-downs and $3.2 million of specific reserves.  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.  See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding impaired loans.

Other real estate owned acquired from foreclosures declined to $11.4 million at June 30, 2011, from $11.6 million at December 31, 2010, reflecting the net of additions, disposals, transfers and fair value adjustments. During the six months ended June 30, 2011 there were $5.1 million of additions, $3.8 million of disposals, $751,000 of transfers and $854,000 of fair value adjustments.  Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 8. Other Real Estate Owned”  and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total deposits declined to $683.9 million at June 30, 2011, from $689.5 million at December 31, 2010.  Demand accounts (personal and business checking accounts and money market accounts) increased to $240.0 million at June 30, 2011, from $234.5 million at December 31, 2010.

Time deposits declined to $416.9 million at June 30, 2011, from $430.5 million at December 31, 2010.  During this period, the Bank chose to not match higher time deposit rates being offered by certain competitor financial institutions in its market area, in order to control its time deposit cost.  The Bank has been pricing new and maturing time deposits within the current lower rate environment, and combined with the growth of lower cost checking accounts, is effectively managing its deposit cost.  See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements declined to $2.3 million at June 30, 2011, from $11.5 million at December 31, 2010.  There were no FHLB advances outstanding at June 30, 2011, compared to $10.0 million at December 31, 2010, as the Bank repaid a $10.0 million, 3.2% fixed-rate advance.  Repurchase agreements (cash management accounts for commercial banking customers) increased to $2.3 million at June 30, 2011, from $1.5 million at December 31, 2010.

Stockholders' equity increased to $80.9 million at June 30, 2011, from $79.5 million at December 31, 2010, reflecting the net effect of earnings and changes in accumulated other comprehensive income.  The equity to assets ratio increased to 10.3% at June 30, 2011, from 10.0% at December 31, 2010. See "Consolidated Statements of Stockholders' Equity" for additional information.

The Company paid no dividends for the three and six months ended June 30, 2011, compared to $0.20 and $0.40 per share, respectively, paid for the three and six months ended June 30, 2010.  In December 2010, the Company suspended its quarterly dividend payment. Based upon the Bank’s earnings and credit quality, and combined with current economic conditions, the Board considers it more prudent to suspend dividend payments and maintain capital in the Bank.  The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements.

Accumulated other comprehensive income increased to $1.3 million at June 30, 2011, from $631,000 at December 31, 2010, reflecting the net increase in unrealized gains and losses in the available for sale securities portfolio based on current market prices.  See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of June 30, 2011, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 14.15%; Tier 1 Risk-Based Capital – 12.87%; and Tier 1 Leverage Capital – 9.46%.  See “Selected Financial Data (unaudited)” above, and "Liquidity and Capital Resources" below for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both June 30, 2011 and December 31, 2010. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

Comparison of Operating Results – Three and Six months ended June 30, 2011 and 2010.  Net income for the three and six months ended June 30, 2011 was $382,000 and $709,000, compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2010.  Diluted earnings per share were $0.04 and $0.07 for the three and six months ended June 30, 2011, compared to $0.16 and $0.32 per share for the three and six months ended June 30, 2010.

Net earnings during the three and six months ended June 30, 2011 were impacted by a decline in net interest income and the volume of provisions for credit losses necessary to replenish net charge-offs.  The current economy continues to present a challenging credit environment for the Bank, for some of its borrowers and for the banking industry.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value.  The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current economic conditions substantially improve.
Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .2% for both the three and six months ended June 30, 2011, compared to .8% for both the three and six months ended June 30, 2010.  ROE was 1.9% and 1.8% for the three and six months ended June 30, 2011, compared to 7.7% and 7.1% for the three and six months ended June 30, 2010.  The efficiency ratio was 65.4% and 67.2% for the three and six months ended June 30, 2011, compared to 59.1% and 57.8% for the three and six months ended June 30, 2010.

Interest Income.  Interest income declined to $10.2 million and $20.1 million for the three and six months ended June 30, 2011, from $10.8 million and $22.0 million for the three and six months ended June 30, 2010. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $704.8 million and $705.8 million for the three and six months ended June 30, 2011, from $738.6 million and $742.6 million for the three and six months ended June 30, 2010.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans and leases receivable; sales, purchases and maturities of mortgage-backed securities; and the volume of other real estate owned and non-performing loans discussed above.  The yield on average interest-earning assets declined to 5.8% and 5.7% for the three and six months ended June 30, 2011, from 5.9% for both the three and six months ended June 30, 2010.  The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $2.0 million and $4.1 million for the three and six months ended June 30, 2011, from $2.3 million and $4.6 million for the three and six months ended June 30, 2010, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities.  The cost of funds improved to 1.1% and 1.2% for the three and six months ended June 30, 2011, from 1.3% for both the three and six months ended June 30, 2010.  The Company was able to improve its cost of funds by the combination of deposit repricing, the rollover of maturing time deposits and the repayment of higher costing borrowings within the current lower interest rate environment.  Average deposits and borrowings declined to $704.6 million and $706.5 million for the three and six months ended June 30, 2011, from $714.4 million and $717.4 million for the three and six months ended June 30, 2010.

Net Interest Income. Net interest income declined to $8.2 million and $16.0 million for the three and six months ended June 30, 2011, from $8.6 million and $17.3 million for the three and six months ended June 30, 2010. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) remained relatively constant at 4.6% and 4.5% for the three and six months ended June 30, 2011, compared to 4.6% for both the three and six months ended June 30, 2010. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) also remained relatively constant at 4.6% and 4.5% for the three and six months ended June 30, 2011, compared to 4.6% and 4.7% for the three and six months ended June 30, 2010. The consistency of the interest rate spread and net yield on interest-earning assets is a result of the interest rate environment and volumes of interest-earning assets and interest-bearing liabilities during the comparative reporting periods.

The following tables contain information relating to the Company’s average statement of financial condition and reflect the yield on average earning assets and the average cost of funds for the three and six months ended June 30, 2011 and 2010.  Average balances are derived from month end balances.  The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented.  The average loan balances listed in interest earning assets do not include nonaccrual loan balances.  The interest rate spread represents the difference between the yield on earning assets and the average cost of funds.  The net yield on earning assets represents net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended June 30, 2011			Quarter Ended June 30, 2010
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$559,792	$8,906	6.36%	$627,442	$9,793	6.24%
Investments and deposits	145,000	1,282	3.54%	111,203	1,036	3.73%
Total earning assets	704,792	10,188	5.78%	738,645	10,829	5.86%
Nonearning assets	86,852			69,621
Total assets	$791,644			$808,266

Interest bearing liabilities:
Deposits	$590,733	1,925	1.30%	$599,772	2,094	1.40%
Borrowings	2,395	1	.17%	12,604	81	2.57%
Junior subordinated debentures	10,310	84	3.26%	10,310	83	3.22%
Total interest-bearing liabilities	608,054	2,010	1.33%	622,686	2,258	1.45%
Noninterest bearing demand deposits	101,162	0	0.00%	91,745	0	0.00%
Total sources of funds	704,600	2,010	1.14%	714,431	2,258	1.26%
Other liabilities and stockholders’ equity:
Other liabilities	6,527			6,878
Stockholders' equity	80,517			86,957
Total liabilities and stockholders' equity	$791,644			$808,266
Net interest income		$8,178			$8,571
Interest rate spread			4.64%			4.60%
Net yield on earning assets			4.64%			4.64%
Ratio of earning assets to interest bearing liabilities			116.80%			118.62%

Yield/Cost Analysis	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$567,915	$17,730	6.24%	$634,649	$19,902	6.27%
Investments and deposits	137,835	2,350	3.41%	107,984	2,078	3.85%
Total earning assets	705,750	20,080	5.69%	742,633	21,980	5.92%
Nonearning assets	87,662			68,780
Total assets	$793,412			$811,413

Interest bearing liabilities:
Deposits	$592,809	3,902	1.32%	$597,181	4,248	1.42%
Borrowings	3,543	29	1.64%	18,504	220	2.38%
Junior subordinated debentures	10,310	165	3.20%	10,310	163	3.16%
Total interest-bearing liabilities	606,662	4,096	1.35%	625,995	4,631	1.48%
Noninterest bearing demand deposits	99,693	0	0.00%	91,374	0	0.00%
Total sources of funds	706,355	4,096	1.16%	717,369	4,631	1.29%
Other liabilities and stockholders’ equity:
Other liabilities	6,724			6,979
Stockholders' equity	80,333			87,065
Total liabilities and stockholders' equity	$793,412			$811,413
Net interest income		$15,984			$17,349
Interest rate spread			4.53%			4.63%
Net yield on earning assets			4.53%			4.67%
Ratio of earning assets to interest bearing liabilities			116.33%			118.63%

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $3.1 million and $5.5 million of provisions for credit losses in the three and six months ended June 30, 2011, compared to $2.1 million and $4.5 million in the three and six months ended June 30, 2010, reflecting the current volume of non-performing loans as previously discussed. The provision for credit losses was necessary to replenish net charge offs of $3.7 million and $5.7 million recorded in the three and six months ended June 30, 2011, compared to $7.3 million and $10.1 million in the three and six months ended June 30, 2010, and to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Credit Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

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

The allowance for credit losses was $18.9 million at June 30, 2011, compared to $19.1 million December 31, 2010. The ratio of the allowance for credit losses to loans and leases was 3.2% at June 30, 2011, compared to 3.0% at December 31, 2010.  See “Note 7. Allowance for Credit Losses” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

Noninterest Income.  Noninterest income declined to $2.5 million and $4.5 million for the three and six months ended June 30, 2011, from $2.8 million and $5.5 million for the three and six months ended June 30, 2010.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected declined to $1.8 million and $3.5 million for the three and six months ended June 30, 2011, compared to $2.0 million and $3.8 million for the three and six months ended June 30, 2010. Fees, service charges and loan servicing fees earned during each period are attributable to the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

The Bank recorded $112,000 and $232,000 of net gains from loan sales during the three and six months ended June 30, 2011, compared to $173,000 and $366,000 during the three and six months ended June 30, 2010. The Bank sells fixed-rate residential mortgage loans to reduce exposure to interest rate and credit risk, and provide a more balanced sensitivity to future interest rate changes.

The Bank recorded no gains from mortgage-backed securities sales during the three months ended June 30, 2011 and $52,000 during the six months ended June 30, 2011, compared to $455,000 and $935,000 during the three and six months ended June 30, 2010.  Proceeds from mortgage-backed securities sales are used for a variety of purposes, including funding loan originations, liquidity management and general banking operations.

In its efforts of mitigating nonperforming assets, the Bank recognized $53,000 of net gains on the sale of other real estate owned properties during the three months ended June 30, 2011 and $29,000 of net losses during the six months ended June 30, 2011, compared to net gains of $21,000 and $34,000 recognized in the three and six months ended June 30, 2010.

Noninterest Expense.  Noninterest expenses increased to $7.0 million and $13.8 million for the three and six months ended June 30, 2011, from $6.7 million and $13.2 million for the three and six months ended June 30, 2010.  The largest component, compensation and fringe benefits, declined to $3.9 million and $7.7 million for the three and six months ended June 30, 2011, from $4.1 million and $7.8 million for the three and six months ended June 30, 2010, reflecting the Bank’s efforts of managing its human resources costs.

FDIC insurance premiums increased to $293,000 and $585,000 for the three and six months ended June 30, 2011, from $287,000 and $584,000 for the three and six months ended June 30, 2010, reflecting the volume of insured deposit account balances and the impact of the FDIC’s risk-based deposit insurance assessment rates.

Expenses attributable to renovating, maintenance and property taxes paid for the current volume of other real estate owned properties increased to $265,000 and $485,000 for the three and six months ended June 30, 2011, from $73,000 and $165,000 for the three and six months ended June 30, 2010. Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes.  Income tax expense declined to $226,000 and $450,000 for the three and six months ended June 30, 2011, from $1.0 million and $2.0 million for the three and six months ended June 30, 2010.  Changes in the amount of income tax expense reflects changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period.  The effective income tax rates were 37.1% and 38.8% for the three and six months ended June 30, 2011, compared to 39.8% and 39.6% for the three and six months ended June 30, 2010.  See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At June 30, 2011, the Bank had cash, deposits in banks, mortgage-backed securities and loans held for sale totaling $172.2 million, compared to $147.8 million at December 31, 2010, representing 25.1% and 21.1% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at June 30, 2011 and December 31, 2010.

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

Income Taxes. Deferred tax asset and liability balances are determined by application to temporary differences in the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Item 1A.  Risk Factors: There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  [Reserved]

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*
________________
*
Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: August 5, 2011		Date: August 5, 2011