Form 10-Q
period 2011-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2011-11-07
CIK 1027183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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
Yes ☐      No ☒

Number of shares of common stock outstanding as of November 4, 2011: 9,751,271.

CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2011
	(unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2011 and 2010 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months
	Ended September 30, 2011 and 2010 (unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2011 and 2010 (unaudited)	4

	Selected Financial Data (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	[Reserved]	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Exhibits

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30	December 31
	2011	2010 *
	(unaudited)
Assets

Cash and due from banks	$24,346,279	$14,684,377
Interest-bearing deposits in financial institutions	8,562,673	29,749,236
Mortgage-backed securities - available for sale, at fair value	65,518,331	98,637,742
Mortgage-backed securities - held for investment	54,246,064	244,836
Loans and leases receivable:
Held for sale	18,251,031	4,464,040
Held for investment	568,289,053	620,440,530
Allowance for loan and lease losses	(18,306,540)	(18,830,288)
Loans and leases receivable, net	568,233,544	606,074,282
Premises and equipment, net	11,208,521	9,162,538
Other real estate owned	12,885,803	11,616,390
Stock in Federal Home Loan Bank of Atlanta, at cost	2,304,300	3,474,900
Accrued interest receivable	2,334,313	2,336,527
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,090,597	1,357,659
Identifiable intangible assets	78,600	102,180
Income tax receivable	2,348,145	2,864,993
Prepaid expenses and other assets	11,035,732	12,721,610

Total assets	$768,411,478	$797,245,846

Liabilities and Stockholders' Equity

Deposits:
Demand	$243,582,050	$234,501,026
Savings	27,550,731	24,498,789
Large denomination certificates of deposit	207,641,508	222,578,449
Other time	186,365,683	207,886,450
Total deposits	665,139,972	689,464,714
Borrowed money	1,985,814	11,503,110
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	8,914,922	6,454,818
Total liabilities	686,350,708	717,732,642

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,796,939	35,795,586
Retained earnings, substantially restricted	76,068,915	74,956,772
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	2,064,672	630,602
Total stockholders' equity	82,060,770	79,513,204

Total liabilities and stockholders' equity	$768,411,478	$797,245,846

*Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$8,582,320	$9,970,388	$26,312,194	$29,872,142
Interest and dividends on investments and deposits	1,278,399	992,276	3,628,175	3,070,839
Total interest income	9,860,719	10,962,664	29,940,369	32,942,981

Interest expense:
Interest on deposits	1,767,524	2,050,824	5,669,228	6,298,950
Interest on borrowings	1,513	81,915	30,480	302,082
Interest on junior subordinated notes	83,019	89,021	248,250	251,805
Total interest expense	1,852,056	2,221,760	5,947,958	6,852,837

Net interest income	8,008,663	8,740,904	23,992,411	26,090,144
Provision for credit losses	2,643,282	3,961,787	8,173,293	8,451,787
Net interest income after provision for credit losses	5,365,381	4,779,117	15,819,118	17,638,357

Non-interest income:
Fees and service charges	1,485,776	1,772,368	4,554,400	5,198,288
Loan servicing fees	195,338	188,292	590,409	555,072
Gain (loss) on sale of other real estate, net	(15,710)	39,858	(44,418)	73,578
Gain on sale of mortgage loans	165,418	478,996	396,946	844,520
Gain on sale of mortgage-backed securities	204,248	696,410	256,394	1,631,891
Gain on sale of investment securities	-	-	-	2,406
Other income	257,074	223,777	1,018,074	618,740
Total non-interest income	2,292,144	3,399,701	6,771,805	8,924,495

Non-interest expense:
Compensation and fringe benefits	3,658,126	3,994,384	11,389,382	11,800,621
Federal deposit insurance premiums	387,679	285,040	972,462	868,918
Premises and equipment	416,189	417,751	1,272,981	1,315,500
Advertising	45,670	46,168	131,055	111,582
Payroll and other taxes	338,058	349,388	1,092,206	1,066,098
Data processing	699,089	636,299	1,922,489	1,899,367
Amortization of intangible assets	149,257	123,165	442,038	348,126
Other real estate owned expense	579,001	150,021	1,063,602	313,895
Other	725,597	743,249	2,486,766	2,262,470
Total non-interest expense	6,998,666	6,745,465	20,772,981	19,986,577

Income before income tax expense	658,859	1,433,353	1,817,942	6,576,275

Income tax expense	255,588	423,742	705,799	2,458,604

Net income	$403,271	$1,009,611	$1,112,143	$4,117,671

Per share data:
Basic earnings per share	$0.04	$0.10	$0.11	$0.42
Diluted earnings per share	$0.04	$0.10	$0.11	$0.42
Dividends per share	$0.00	$0.09	$0.00	$0.49
Average basic shares outstanding	9,751,271	9,743,971	9,751,271	9,743,490
Average diluted shares outstanding	9,751,271	9,743,971	9,751,271	9,743,724

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2011 and 2010
(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net income			4,117,671			4,117,671

Other comprehensive income, net of taxes					1,652,265	1,652,265

Exercise of stock options	17	(26,414)		35,609		9,212

Stock based compensation		74,624				74,624

Dividends ($.49 per share)			(4,774,546)			(4,774,546)

Balance at September 30, 2010	$97,440	$35,889,574	$81,454,239	$(32,122,465)	$1,974,542	$87,293,330

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			1,112,143			1,112,143

Other comprehensive income, net of taxes					1,434,070	1,434,070

Stock based compensation		1,353				1,353

Balance at September 30, 2011	$97,513	$35,796,939	$76,068,915	$(31,967,269)	$2,064,672	$82,060,770

See Notes to Consolidated Financial Statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2011	2010

Cash flows from operating activities:
Net income	$1,112,143	$4,117,671
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,173,293	8,451,787
Depreciation	552,197	555,542
Amortization of intangibles	442,038	348,126
Accretion of discounts and premiums on securities, net	246,067	-
Gain on disposal of premises and equipment	(328,215)	(3,296)
Loss (gain) on sale of other real estate owned	44,418	(73,578)
Gain on sale of loans held for sale	(396,946)	(844,520)
Gain on sale of mortgage-backed securities available for sale	(256,394)	(1,631,891)
Gain on sale of investment securities available for sale	-	(2,406)
Stock based compensation	1,353	74,624
Originations of loans held for sale, net	(37,600,903)	(54,158,898)
Proceeds from sale of loans held for sale	15,619,565	30,146,516
Other operating activities	4,776,785	574,620
Net cash used in operating activities	(7,614,599)	(12,445,703)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	-	507,406
Proceeds from sale of mortgage-backed securities available for sale	5,891,740	33,044,077
Proceeds from principal repayments of mortgage-backed securities available for sale	5,251,531	7,266,976
Proceeds from principal repayments of mortgage-backed securities held for investment	2,614,037	191,063
Originations of loans held for investment, net of principal repayments	34,916,684	(596,353)
Proceeds from disposal of other real estate owned	4,693,635	6,595,539
Proceeds from disposal of premises and equipment	383,430	3,296
Purchase of mortgage-backed securities	(23,087,178)	-
Sale of FHLB stock	1,170,600	278,800
Purchase of premises and equipment	(1,902,503)	(1,231,781)
Net cash provided by investing activities	29,931,976	46,059,023
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(24,324,742)	7,544,390
Net decrease in FHLB borrowings	(10,000,000)	(25,000,000)
Proceeds from exercise of stock options, net of tax benefit	-	9,212
Cash paid for dividends	-	(4,774,211)
Net change in repurchase agreements	482,704	(216,222)
Net cash used in financing activities	(33,842,038)	(22,436,831)

Increase (decrease) in cash and cash equivalents	(11,524,661)	11,176,489
Cash and cash equivalents, beginning of period	44,433,613	29,638,164
Cash and cash equivalents, end of period	$32,908,952	$40,814,653

Supplemental disclosures:
Other real estate acquired in settlement of loans	$8,537,752	$7,034,351
Other real estate owned transferred to premises and equipment	$750,892	$-
Dividends declared, not paid	$-	$876,957
Exchange of loans for mortgage-backed securities	$8,591,293	$26,242,332

See Notes to Consolidated Financial Statements.

Part 1. Financial Information - Selected Financial Data (Unaudited)

	At or for the Quarter Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(dollars in thousands except per share data)
Consolidated Balance Sheet Data:
Total assets	$768,411	$784,538	$791,154	$797,246	$811,912
Loans receivable (net):
Mortgage	$80,453	$56,564	$53,925	$55,450	$53,995
Commercial	405,712	428,141	445,930	463,155	496,489
Consumer	74,097	76,459	79,517	79,469	83,801
Leases	7,972	7,825	7,829	8,000	8,095
Total loans (net)	$568,234	$568,989	$587,201	$606,074	$642,380

Deposits:
Savings	$27,551	$26,999	$26,251	$24,499	$24,946
Checking	243,582	240,048	237,605	234,501	237,677
Certificates	394,007	416,855	429,772	430,465	433,432
Total deposits	$665,140	$683,902	$693,628	$689,465	$696,055
Stockholders' equity	82,061	80,894	79,648	79,513	87,293

Operating Data:
Interest income	$9,861	$10,188	$9,891	$9,928	$10,963
Interest expense	1,852	2,010	2,086	2,166	2,222
Net interest income	8,009	8,178	7,805	7,762	8,741
Provision for credit losses	2,643	3,080	2,450	13,700	3,962
Noninterest income	2,292	2,498	1,982	1,919	3,400
Noninterest expense	6,999	6,988	6,786	6,738	6,745
Income tax expense (benefit)	256	226	225	(4,260)	424
Net income (loss)	$403	$382	$326	$(6,497)	$1,010

Per Share Data:
Basic earnings (loss) per share	$0.04	$0.04	$0.03	$(0.67)	$0.10
Diluted earnings (loss) per share	$0.04	$0.04	$0.03	$(0.67)	$0.10
Book value per share	$8.42	$8.30	$8.17	$8.15	$8.96
Average basic shares	9,751,271	9,751,271	9,751,271	9,748,948	9,743,971
Average diluted shares	9,751,271	9,751,271	9,751,271	9,748,948	9,743,971

Selected Performance ratios:
Yield on average earning assets	5.64%	5.78%	5.59%	5.51%	5.92%
Cost of funds	1.08%	1.14%	1.18%	1.21%	1.24%
Net interest spread	4.56%	4.64%	4.41%	4.30%	4.68%
Net interest margin/average earning assets	4.58%	4.64%	4.41%	4.31%	4.72%
Earning assets to total assets	90.47%	88.61%	89.85%	89.94%	90.96%

Return on average assets (annualized)	0.21%	0.19%	0.16%	-3.21%	0.50%
Return on average equity (annualized)	1.97%	1.90%	1.63%	-30.31%	4.60%
Efficiency ratio	67.77%	65.38%	69.25%	69.52%	55.50%
Equity/Assets	10.68%	10.31%	10.07%	9.97%	10.75%
Tangible Equity/Assets	10.12%	9.76%	9.52%	9.43%	10.22%

Asset Quality Data and Ratios:
Loans on non-accrual status:
Nonaccrual loans
Earning	$3,179	$3,853	$4,954	$5,143	$2,137
Non-Earning	15,107	15,657	11,769	9,150	11,936
Total Non-Accrual Loans	$18,286	$19,510	$16,723	$14,293	$14,073
Non-accrual restructured loans
Past Due TDRs	$12,568	$11,228	$15,024	$12,407	$1,624
Current TDRs	11,172	10,421	8,780	14,566	3,532
Total TDRs	$23,740	$21,649	$23,804	$26,973	$5,156
Total loans on non-accrual status	$42,026	$41,159	$40,527	$41,266	$19,229
Other real estate owned	12,886	11,387	12,069	11,616	8,599
Total non-performing assets	$54,912	$52,546	$52,596	$52,882	$27,828
Non-accrual loans to loans	7.40%	7.23%	6.90%	6.81%	2.99%
Non-performing assets to assets	7.15%	6.70%	6.65%	6.63%	3.43%
Performing TDRs on Accrual Status	$19,820	$22,831	$16,055	$31,334	$24,298

Allowance for credit losses	$18,563	$18,918	$19,551	$19,067	$8,774
Allowance for credit losses to loans	3.16%	3.21%	3.22%	3.04%	1.35%
Allowance for credit losses to non-accrual loans	44.17%	45.96%	48.24%	46.21%	45.63%
Net charge-offs	$3,018	$3,713	$1,966	$3,407	$3,310
Net charge-offs to loans	0.53%	0.65%	0.32%	0.54%	0.51%

Regulatory Capital Ratios:
Total Risk-Based Capital Ratio	14.60%	14.15%	13.68%	13.41%	13.80%
Tier 1 Risk-Based Capital Ratio	13.33%	12.87%	12.41%	12.14%	12.55%
Tier 1 Leverage Ratio	9.80%	9.46%	9.36%	9.07%	9.91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2011 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For the three and nine months ended September 30, 2011, there were no stock options that were dilutive because their exercise prices exceeded the average market price of the Company’s common stock; compared to none and 234 stock options respectively, for the three and nine month periods ended September 30, 2010 that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

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

Information concerning other comprehensive income for the three and nine months ended September 30, 2011 and 2010 is presented below:
	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
Net income	$403,271	$1,009,611	$1,112,143	$4,117,671
Reclassification of gain on sale of securities	204,248	696,410	256,394	1,634,297
Gains (losses) unrealized, net of income taxes	606,591	(677,020)	1,177,676	17,968
Other comprehensive income	810,839	19,390	1,434,070	1,652,265
Comprehensive income	$1,214,110	$1,029,001	$2,546,213	$5,769,936

Note 4. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2011.  The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2011, the 1997 Plan had 82,833 granted unexercised shares, and the 2008 Plan includes 85,667 granted unexercised shares and 872,333 shares available to be granted.  No restricted shares were granted under the 2008 Plan during the three and nine months ended September 30, 2011.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of September 30, 2011 and 2010, and changes during the three and nine month periods ended September 30, 2011 and 2010 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended September 30, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	0	$.00
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Granted	3,000	$5.05
Forfeited	(3,000)	$17.41
Exercised	0	$.00
Outstanding at June 30, 2011	200,941	$14.26	$(2,009,778)
Granted	0	$.00
Forfeited	(32,441)	$9.31
Exercised	0	$.00
Outstanding at September 30, 2011	168,500	$15.22	$(1,948,865)
Vested and Exercisable at September 30, 2011	113,684	$17.99	$(1,629,924)

Quarter Ended September 30, 2010:
Outstanding at December 31, 2009	171,770	$16.04
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Exercised	(1,675)	$5.50
Outstanding at March 31, 2010	193,595	$15.41	$(562,874)
Granted	7,000	$12.29
Forfeited	(3,854)	$16.03
Exercised	0	$.00
Outstanding at June 30, 2010	196,741	$15.28	$(919,650)
Granted	0	$.00
Forfeited	0	$.00
Exercised	0	$.00
Outstanding at September 30, 2010	196,741	$15.28	$(1,055,401)
Vested and Exercisable at September 30, 2010	124,875	$16.29	$(795,171)

No options were granted during either the three months ended September 30, 2011 or 2010.  The average fair value per share of options granted in the nine months ended September 30, 2011 was $2.21, compared to $4.25 in the nine months ended September 30, 2010. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
Dividend growth rate	N/A	N/A	0.0%	5.3%
Expected volatility	N/A	N/A	37.8%	36.6%
Average risk-free interest rate	N/A	N/A	2.8%	3.0%
Expected lives - years	N/A	N/A	6	6

No income tax benefits were realized from the exercise of stock options for the three and nine months ended September 30, 2011 or 2010.  There was no intrinsic value for options exercised during the three and nine months ended September 30, 2011, compared to $11,357 of intrinsic value for options exercised during the three and nine months ended September 30, 2010.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2011, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.05 – 13.82	74,667	8.27	$9.36	23,001	$10.83
$14.97 – 16.49	33,958	1.27	$16.07	33,958	$16.07
$16.77 – 25.22	48,625	5.35	$20.51	45,625	$20.45
$26.17 – 33.27	11,250	5.24	$28.62	11,100	$28.57
	168,500	5.82	$15.22	113,684	$17.99

A summary of nonvested option shares as of September 30, 2011 and 2010, and changes during the three and nine months ended September 30, 2011 and 2010, is presented below:

	Shares	Price
Period Ended September 30, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	0	$.00
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76
Granted	3,000	$5.05
Forfeited	(1,500)	$9.60
Vested	(3,050)	$21.95
Nonvested at June 30, 2011	63,065	$9.97
Granted	0	$.00
Forfeited	(5,333)	$11.20
Vested	(2,916)	$17.10
Nonvested at September 30, 2011	54,816	$9.47

Period Ended September 30, 2010:
Nonvested at December 31, 2009	58,158	$16.16
Granted	27,000	$11.11
Forfeited	(3,500)	$18.02
Vested	(8,950)	$16.05
Nonvested at March 31, 2010	72,708	$14.21
Granted	7,000	$12.29
Forfeited	(2,500)	$12.95
Vested	(3,425)	$22.31
Nonvested at June 30, 2010	73,783	$13.69
Granted	0	$00
Forfeited	0	$.00
Vested	(1,917)	$19.36
Nonvested at September 30, 2010	71,866	$13.54

Net compensation benefit credited to income for the Plans was $47,819 for the three months ended September 30, 2011 and net compensation cost charged against income was $1,353 for the nine months ended September 30, 2011, compared to $31,145 and $74,624 of cost charged against income for the three and nine months ended September 30, 2010. Total recapture credits against compensation expense on forfeited options was $72,357 and $79,862 for the three and nine months ended September 30, 2011, compared to $10,952 for both the three and nine months ended September 30, 2010. As of September 30, 2011, total unrecognized compensation cost on granted unexercised shares was $111,324, and is expected to be recognized during the next three years.

Fair value compensation cost recognition provisions for share-based payments is different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
Increase (decrease) net income before income taxes	$47,819	$(31,145)	$(1,353)	$(74,624)
Increase (decrease) net income	$48,015	$(30,402)	$(328)	$(72,839)
Increase (decrease) basic earnings per share	$0.00	$(0.01)	$(0.00)	$(0.01)
Increase (decrease) diluted earnings per share	$0.00	$(0.01)	$(0.00)	$(0.01)

Note 5. Mortgage-Backed Securities. The amortized cost and fair value of mortgage-backed securities, with gross unrealized gains and losses at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale:
Within 1 year	$7	$-	$-	$7
After 1 year but within 5 years	442	31	-	473
After 5 years but within 10 years	1,254	103	-	1,357
After 10 years	59,823	3,858	-	63,681
Total	$61,526	$3,992	$-	$65,518

Held for investment:
After 1 year but within 5 years	$119	$5	$-	$124
After 5 years but within 10 years	-	-	-	-
After 10 years	54,127	3,319	-	57,446
Total	$54,246	$3,324	$-	$57,570

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale:
After 1 year but within 5 years	$722	$67	$-	$789
After 5 years but within 10 years	1,004	51	-	1,055
After 10 years	95,869	1,291	366	96,794
Total	$97,595	$1,409	$366	$98,638

Held for investment:
After 1 year but within 5 years	$245	$6	$-	$251
Total	$245	$6	$-	$251

The Company had no mortgage-backed securities with an unrealized loss position at September 30, 2011. The following table shows mortgage-backed securities’ gross unrealized losses, fair value and length of time the securities have been in a continuous unrealized loss position at December 31, 2010.

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

At September 30, 2011 and December 31, 2010, mortgage-backed securities with a carrying value of $5.2 million and $4.8 million, respectively, were pledged as collateral for public deposits and repurchase agreements.

Note 6. Loans Receivable. Following is a summary of loans at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$82,267	14.0%	$56,503	9.0%

Total mortgage loans	82,267	14.0%	56,503	9.0%

Commercial loans and leases:
Commercial real estate	371,521	63.2%	409,073	65.3%
Commercial construction	29,913	5.1%	47,527	7.6%
Commercial non-real estate	13,366	2.3%	17,780	2.8%
Commercial unsecured	5,839	1.0%	4,701	0.8%
Lease receivables	8,102	1.4%	8,148	1.3%

Total commercial loans and leases	428,741	73.0%	487,229	77.8%

Consumer loans:
Consumer real estate	40,205	6.8%	41,222	6.6%
Home equity lines of credit	31,430	5.4%	35,397	5.7%
Consumer non-real estate	2,523	0.4%	2,895	0.4%
Consumer unsecured	2,485	0.4%	2,965	0.5%

Total consumer loans	76,643	13.0%	82,479	13.2%

Gross loans	587,651	100.0%	626,211	100.0%

Less deferred loan origination fees, net	1,110		1,307
Less allowance for loan and lease losses	18,307		18,830

Total loans, net	$568,234		$606,074

The Bank has pledged its eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $102.1 million and $126.7 million at September 30, 2011 and December 31, 2010, respectively. The Company's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina. At September 30, 2011, the Bank had pre-approved but unused lines of credit totaling $67.2 million.

The table below details performing troubled debt restructured loans, segregated by class of loans, at the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Performing troubled debt restructured loans accounted for on an accrual basis:
Residential mortgage	$-	$426
Commercial real estate	17,541	26,213
Commercial construction	1,747	4,129
Commercial non-real estate	46	189
Commercial unsecured	147	127
Consumer real estate	311	222
Consumer non-real estate	28	28
Total performing troubled debt restructured loans accounted for on an accrual basis	$19,820	$31,334
Percentage of total loans, net	3.5%	5.2%

The table below details non-accrual loans, including troubled debt restructured loans accounted for on a non-accrual basis, segregated by class of loans, at the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$1,394	$1,549
Commercial real estate	14,185	10,517
Commercial construction	100	1,291
Commercial non-real estate	52	18
Commercial unsecured	44	9
Consumer real estate	2,370	797
Home equity lines of credit	139	99
Consumer non-real estate	-	11
Consumer unsecured	2	1
Total loans accounted for on a non-accrual basis	18,286	14,292

Troubled debt restructured loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	414	-
Commercial real estate	10,097	10,910
Commercial construction	494	-
Commercial non-real estate	1,510	1,497
Consumer real estate	53	-
Total Past Due TDRs	12,568	12,407
Current TDRs:
Residential mortgage	-	508
Commercial real estate	8,986	11,743
Commercial construction	2,136	2,315
Commercial non-real estate	-	-
Consumer real estate	50	-
Total Current TDRs	11,172	14,566
Total troubled debt restructured loans accounted for on a non-accrual basis	23,740	26,973
Total non-performing loans	$42,026	$41,266
Percentage of total loans, net	7.4%	6.8%
Other real estate owned	$12,886	$11,616
Total non-performing assets	$54,912	$52,882

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1,220,784 and $1,536,936 at September 30, 2011 and December 30, 2010, respectively.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
	(In thousands)
Note A Structure
Commercial real estate (1)	$-	$-	$3,871	$-

Note B Structure
Commercial real estate (2)	$-	$-	$1,795	$-
Reduction of interest income	$-	$-	$56	$-

(1)	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

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

The following table represents troubled debt restructured loans that occurred in the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number	Pre- Modification	Post- Modification	Number	Pre- Modification	Post- Modification
	of Contracts	Recorded Investment	Recorded Investment	of Contracts	Recorded Investment	Recorded Investment
	(In thousands)
Commercial real estate	3	$1,125	$1,125	40	$16,315	$16,308
Commercial construction	-	$-	$-	7	$1,557	$1,557
Commercial non-real estate	1	$15	$15	2	$28	$29
Commercial unsecured	-	$-	$-	2	$50	$50
Consumer real estate	1	$259	$257	2	$313	$311
Total	5	$1,399	$1,397	53	$18,263	$18,255

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Non- Accrual Loans	Current	Total Loans
	(In thousands)
Residential mortgage	$-	$1,413	$887	$1,808	$78,159	$82,267
Commercial real estate	5,763	9,962	303	33,268	322,224	371,520
Commercial construction	-	69	-	2,730	27,114	29,913
Commercial non-real estate	-	784	-	1,562	11,021	13,367
Commercial unsecured	21	-	-	44	5,774	5,839
Lease receivables	286	204	70	-	7,542	8,102
Consumer real estate	836	78	-	2,473	36,819	40,206
Home equity lines of credit	199	350	-	139	30,741	31,429
Consumer non-real estate	-	-	-	-	2,523	2,523
Consumer unsecured	41	2	-	2	2,440	2,485

Total	$7,146	$12,862	$1,260	$42,026	$524,357	$587,651

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Non- Accrual Loans	Current	Total Loans
	(In thousands)
Residential mortgage	$-	$2,389	$1,150	$2,057	$50,907	$56,503
Commercial real estate	7,512	1,940	1,593	33,171	364,857	409,073
Commercial construction	500	484	-	3,606	42,937	47,527
Commercial non-real estate	12	40	-	1,515	16,213	17,780
Commercial unsecured	64	46	-	9	4,582	4,701
Lease receivables	-	-	-	-	8,148	8,148
Consumer real estate	611	698	-	797	39,116	41,222
Home equity lines of credit	271	-	-	99	35,027	35,397
Consumer non-real estate	59	-	-	11	2,825	2,895
Consumer unsecured	161	-	-	1	2,803	2,965

Total	$9,190	$5,597	$2,743	$41,266	$567,415	$626,211

The following tables present information on loans that were considered impaired as of September 30, 2011 and December 31, 2010:

September 30, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$62,335	$70,439	$-	$63,665	$2,310
Commercial construction	4,822	5,235	-	5,050	146
Commercial non-real estate	2,297	2,968	-	2,419	60
Commercial unsecured	244	831	-	420	17
Consumer real estate	1,718	2,495	-	1,814	69
Home equity lines of credit	263	263	-	263	11
Consumer non-real estate	28	40	-	37	2
Consumer unsecured	99	320	-	170	4

Subtotal:	71,806	82,591	-	73,838	2,619

With an allowance recorded:
Commercial real estate	11,424	11,424	2,864	12,033	248
Commercial construction	696	696	136	696	12
Commercial non-real estate	54	54	36	54	2
Commercial unsecured	698	698	347	698	18
Consumer real estate	887	887	433	891	36
Home equity lines of credit	219	219	219	219	5

Subtotal:	13,978	13,978	4,035	14,591	321

Totals:
Commercial	82,570	92,345	3,383	85,035	2,813
Consumer	3,214	4,224	652	3,394	127

Grand Total:	$85,784	$96,569	$4,035	$88,429	$2,940

December 31, 2010	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$19,127	$23,147	$-	$20,345	$500
Commercial construction	1,460	1,868	-	1,592	55
Commercial non-real estate	1,551	2,043	-	1,883	57
Commercial unsecured	10	10	-	10	-
Consumer real estate	332	752	-	429	14
Home equity lines of credit	1	1	-	1	1
Consumer non-real estate	11	11	-	12	1

Subtotal:	22,492	27,832	-	24,272	628

With an allowance recorded:
Commercial real estate	12,026	12,576	2,846	11,943	415
Commercial construction	454	550	95	518	20
Commercial non-real estate	19	19	19	19	1
Commercial unsecured	54	54	54	54	2
Consumer real estate	156	156	91	157	6
Home equity lines of credit	83	83	83	84	4

Subtotal:	12,792	13,438	3,188	12,775	448

Totals:
Commercial	34,701	40,267	3,014	36,364	1,050
Consumer	583	1,003	174	683	26

Grand Total:	$35,284	$41,270	$3,188	$37,047	$1,076

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

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)

1-Excellent	$-	$-	$-	$-
2-Above Average	1,726	-	640	102
3-Average	28,661	3,141	1,360	396
4-Acceptable	190,793	17,021	7,865	3,722
5-Watch	62,122	3,998	938	536
6-Special mention	30,253	2,794	63	284
7-Substandard	57,966	2,959	2,500	799
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$371,521	$29,913	$13,366	$5,839

September 30, 2011
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)

Pass	$37,266	$30,807	$2,495	$2,365
6-Special mention	466	81	-	219
7-Substandard	2,473	542	28	99
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$40,205	$31,430	$2,523	$2,485

September 30, 2011
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$79,979	$7,982
6-Special mention	480	-
7-Substandard	1,808	120
8-Doubtful	-	-
9-Loss	-	-

Total	$82,267	$8,102

December 31, 2010
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)

1-Excellent	$-	$-	$-	$-
2-Above Average	2,168	487	11	99
3-Average	22,336	6,433	1,510	666
4-Acceptable	236,338	21,207	12,301	2,793
5-Watch	62,007	11,273	2,084	683
6-Special mention	34,506	3,279	92	392
7-Substandard	51,718	4,848	1,755	68
8-Doubtful	-	-	27	-
9-Loss	-	-	-	-

Total	$409,073	$47,527	$17,780	$4,701

December 31, 2010
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)

Pass	$40,295	$35,298	$2,884	$2,964
6-Special mention	-	-	-	-
7-Substandard	927	99	11	1
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-

Total	$41,222	$35,397	$2,895	$2,965

December 31, 2010
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$53,772	$7,959
6-Special mention	674	-
7-Substandard	2,057	189
8-Doubtful	-	-
9-Loss	-	-

Total	$56,503	$8,148

Note 7. Allowance for Credit Losses. Following is a summary of activity in the allowance for credit losses for the periods indicated:
	September 30, 2011	September 30, 2010
	(In thousands)
Allowance for loan and lease losses at beginning of period	$18,830	$13,504
Allowance for unfunded commitments at beginning of period	237	240
Total allowance for credit losses at beginning of period	19,067	13,744

Provision for loan and lease losses	8,173	8,529
Provision for unfunded commitments	19	(77)

Loans charged-off:
Residential mortgage	(159)	(39)
Commercial real estate	(7,028)	(9,687)
Commercial construction	(499)	(2,202)
Commercial non-real estate	(179)	(50)
Commercial unsecured	(91)	(121)
Lease receivables	(207)	(6)
Consumer real estate	(849)	(1,813)
Home equity lines of credit	(116)	(278)
Consumer non-real estate	(18)	(1)
Consumer unsecured	(184)	(43)
Total charge-offs	(9,330)	(14,240)
Recoveries of loans previously charged-off:		-
Commercial real estate	367	253
Commercial construction	111	319
Commercial non-real estate	14	48
Commercial unsecured	31	26
Consumer real estate	39	143
Home equity lines of credit	64	7
Consumer non-real estate	2	14
Consumer unsecured	6	8
Total recoveries	634	818

Net charge-offs	(8,696)	(13,422)

Allowance for loan and lease losses at end of period	18,307	8,611
Allowance for unfunded commitments at end of period	256	163
Total allowance for credit losses at end of period	$18,563	$8,774

The following table presents a roll forward of the Company’s allowance for loan and lease losses by loan category for the periods ended September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$358	$(159)	$-	$961	$1,160	$82,267
Commercial real estate	10,718	(176)	65	(818)	9,789	297,762
Commercial construction	1,192	(28)	3	(379)	788	24,395
Commercial non-real estate	316	(-)	5	31	352	11,015
Commercial unsecured	74	(36)	30	86	154	4,896
Lease receivables	148	(207)	-	189	130	8,102
Consumer real estate	1,653	(79)	20	(598)	996	37,600
Home equity lines of credit	1,102	(86)	64	(301)	779	30,949
Consumer non-real estate	29	(6)	2	37	62	2,495
Consumer unsecured	52	(62)	6	66	62	2,386
Total	15,642	(839)	195	(726)	14,272	501,867
Allowance for individually evaluated for impairment
Commercial real estate	2,846	(6,852)	302	6,568	2,864	73,759
Commercial construction	95	(471)	108	404	136	5,518
Commercial non-real estate	19	(179)	9	187	36	2,351
Commercial unsecured	54	(55)	1	346	346	943
Consumer real estate	91	(770)	19	1,094	434	2,605
Home equity lines of credit	83	(30)	-	166	219	481
Consumer non-real estate	-	(12)	-	12	-	28
Consumer unsecured	-	(122)	-	122	-	99
Total	3,188	(8,491)	439	8,899	4,035	85,784

Grand Total	$18,830	$(9,330)	$634	$8,173	$18,307	$587,651

	December 31, 2010
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$377	$(44)	$-	$25	$358	$56,503
Commercial real estate	6,192	(1,098)	39	5,585	10,718	377,920
Commercial construction	712	(1,243)	48	1,675	1,192	45,613
Commercial non-real estate	142	(107)	61	220	316	16,210
Commercial unsecured	72	(216)	23	195	74	4,637
Lease receivables	154	(6)	-	-	148	8,148
Consumer real estate	428	(718)	67	1,876	1,653	40,734
Home equity lines of credit	280	(328)	10	1,140	1,102	35,313
Consumer non-real estate	14	(1)	20	(4)	29	2,884
Consumer unsecured	16	(49)	9	76	52	2,965
Total	8,387	(3,810)	277	10,788	15,642	590,927
Allowance for individually evaluated for impairment
Commercial real estate	4,981	(10,406)	219	8,052	2,846	31,153
Commercial construction	82	(1,500)	380	1,133	95	1,914
Commercial non-real estate	-	(492)	-	511	19	1,570
Commercial unsecured	54	(-)	-	-	54	64
Consumer real estate	-	(1,175)	78	1,188	91	488
Home equity lines of credit	-	(400)	-	483	83	84
Consumer non-real estate	-	(-)	-	-	-	11
Total	5,117	(13,973)	677	11,367	3,188	35,284

Grand Total	$13,504	$(17,783)	$954	$22,155	$18,830	$626,211

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans.  In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Company’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at September 30, 2011.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	97.940%	21.348%	2.229%	0.235%	0.006%	0.006%	0.006%	0.00%
Commercial Non-Real Estate Secured	100.00%	98.090%	11.740%	59.686%	1.793%	0.047%	0.047%	0.047%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	98.060%	26.727%	10.772%	1.237%	0.776%	0.776%	0.776%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.340%	98.340%	98.340%	0.535%
Consumer Non-Real Estate Secured	100.00%	98.430%	98.430%	98.430%	0.063%
Consumer Non-Real Estate Unsecured	100.00%	98.390%	98.390%	0.000%	1.707%
Residential Real Estate	100.00%	98.750%	5.511%	5.677%	0.000%
Lease Receivables	100.00%	98.280%	19.057%	98.280%	0.361%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.200%
Commercial Non-Real Estate Lines of Credit	0.200%
Commercial Standby Letters of Credit	0.200%
Home Equity Lines of Credit	0.200%
Consumer Real Estate Lines of Credit	0.200%
Consumer Non-Real Estate Lines of Credit	0.200%
Work-in-Process	0.200%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the ACL as of September 30, 2011. The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation. Adjustments for each component may range from -10 basis points to +25 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

	Allocation of Qualitative Factors
Category	CML Real Estate	CML Non Real Estate	CML Unsecured	Mortgage
Loans and Leases:
Changes in Economic and Business Conditions	0.23%	0.22%	0.22%	0.11%
Interest Rate Risk	0.22%	0.21%	0.21%	0.11%
Effect of Concentrations of Credit	0.23%	0.20%	0.21%	0.11%
Changes in Nature and Volume of the Loan Portfolio Mix	0.23%	0.20%	0.21%	0.11%
Seasoning of the Loan Portfolio	0.23%	0.20%	0.21%	0.11%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.23%	0.21%	0.21%	0.14%
Changes in Lending Policies and Procedures	0.15%	0.15%	0.15%	0.15%
Changes in the Quality of the Loan Review System	0.15%	0.15%	0.15%	0.14%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.16%	0.16%	0.16%	0.14%
Changes in the Value of the Underlying Collateral	0.23%	0.21%	0.21%	0.13%

	Allocation of Qualitative Factors
Category	CNS Real Estate	CNS Non Real Estate	CNS Unsecured	Leases
Loans and Leases:
Changes in Economic and Business Conditions	0.18%	0.16%	0.16%	0.18%
Interest Rate Risk	0.17%	0.16%	0.16%	0.17%
Effect of Concentrations of Credit	0.17%	0.15%	0.16%	0.17%
Changes in Nature and Volume of the Loan Portfolio Mix	0.17%	0.15%	0.16%	0.17%
Seasoning of the Loan Portfolio	0.17%	0.15%	0.16%	0.18%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.17%	0.17%	0.17%	0.18%
Changes in Lending Policies and Procedures	0.15%	0.15%	0.15%	0.15%
Changes in the Quality of the Loan Review System	0.14%	0.14%	0.14%	0.16%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.16%	0.16%	0.16%	0.18%
Changes in the Value of the Underlying Collateral	0.18%	0.18%	0.19%	0.18%

Category	CML Non Real Estate	CML Real Estate	CML Line of Credit	Home Equity Line	CNS Non Real Estate	CNS Real Estate
Unfunded Commitments:
Changes in Economic and Business Conditions	0.03%	0.03%	0.02%	0.04%	0.02%	0.01%
Interest Rate Risk	0.03%	0.03%	0.02%	0.04%	0.02%	0.01%
Effect of Concentrations of Credit	0.02%	0.02%	0.02%	0.02%	0.02%	0.01%
Changes in Nature and Volume of the Loan Portfolio Mix	0.03%	0.03%	0.03%	0.03%	0.03%	0.02%
Seasoning of the Loan Portfolio	0.01%	0.01%	0.02%	0.02%	0.02%	0.01%
Changes in the Volume/Severity of Past Due Loans, Nonaccrual Loans, and Classified Loans	0.03%	0.03%	0.03%	0.03%	0.02%	0.01%
Changes in Lending Policies and Procedures	0.01%	0.01%	0.01%	0.01%	0.01%	0.01%
Changes in the Quality of the Loan Review System	0.02%	0.02%	0.02%	0.02%	0.01%	0.01%
Changes in Experience, Ability and Depth of Lending Management and Staff	0.01%	0.02%	0.02%	0.02%	0.01%	0.01%
Changes in the Value of the Underlying Collateral	0.02%	0.02%	0.02%	0.02%	0.02%	0.01%

Note  8.  Other Real Estate Owned.

At September 30, 2011, other real estate owned included residential and commercial properties, developed building lots and a partially developed residential subdivision. The Company had no other repossessed assets at September 30, 2011. The following table reflects the changes in other real estate owned during 2011:
					Transfer to
	Balance			Fair Value	Premises and	Balance
	12-31-10	Additions	Sales, net	Adjustments	Equipment	9-30-11
	(In thousands)
Other Real
Estate Owned	$11,616	$8,513	$4,738	$(1,754)	$751	$12,886

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

Assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$65,518	$-	$65,518	$-
Total September 30, 2011	$65,518	$-	$65,518	$-

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$98,638	$-	$98,638	$-
Total December 31, 2010	$98,638	$-	$98,638	$-

Assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$81,749	$-	$81,749	$-
Other real estate owned	12,886	-	12,886	-
Total September 30, 2011	$94,635	$-	$94,635	$-

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (2)	$32,096	$-	$32,096	$-
Other real estate owned	11,616	-	11,616	-
Total December 31, 2010	$43,712	$-	$43,712	$-

(1)	Includes $58.7 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
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

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $901,000 and $1.8 million were made to OREO during the three and nine months ended September 30, 2011, compared to $673,000 and $2.4 million during the three and nine months ended September 30, 2010.

Net gains (losses) realized and included in earnings for the three and nine months ended September 30, 2011 and 2010 are reported in other revenues as follows:

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
Gain (loss) on sale of real estate, net	$(15,710)	$39,858	$(44,418)	$73,578

No liabilities were measured at fair value on a recurring or non-recurring basis during the quarters ended September 30, 2011 or 2010.

There have been no transfers between fair value levels for 2011 and 2010.

Note 10. Fair Value of Financial Instruments

The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$24,346	$24,346	$14,684	$14,684
Interest-bearing deposits in other banks	8,563	8,563	29,749	29,749
Mortgage-backed securities available for sale	65,518	65,518	98,638	98,638
Mortgage-backed securities held for investment	57,816	54,246	251	245
Loans and leases, net	571,176	568,234	606,726	606,074
Stock in Federal Home Loan Bank of Atlanta	2,304	2,304	3,475	3,475
Accrued interest receivable	2,334	2,334	2,337	2,337

	September 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$671,585	$665,140	$694,394	$689,465
Borrowed money:
Repurchase agreements	1,986	1,986	1,503	1,503
Advances from FHLB	-	-	10,270	10,000
Junior subordinated debentures	10,310	10,310	10,310	10,310

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this update apply to nongovernmental entities that participate in multiemployer plans.  The amendments require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  For employers that participate in multiemployer plans, the amendments require additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans.  The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan.  For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment.  The update simplifies how an entity tests goodwill for impairment.  The amendments in the update are intended to address concerns expressed by private companies about the cost and complexity of the goodwill impairment test.  The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step qualitative goodwill impairment test.  Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.   The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted the update of this standard for the quarter ended September 30, 2011, and the adoption did not have a material impact on the consolidated financial statements.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users greater transparency about an entity’s loan loss reserves and overall credit quality, disaggregated by portfolio segment and class of financing receivable.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss.  This standard is effective for interim and annual periods ending on or after December 15, 2010.  The Company has adopted this standard through additional disclosures in the footnotes to the consolidated financial statements and it did not have a material impact on the Company’s financial position or results of operation.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010.  Total assets declined to $768.4 million at September 30, 2011, from $797.2 million at December 31, 2010.  Earning assets declined to $695.2 million at September 30, 2011, from $717.1 million at December 31, 2010, reflecting the net change in the composition of earning assets, as further discussed below.  Earning assets were 90.5% of total assets at September 30, 2011 compared to 89.9% at December 31, 2010.

Interest-bearing overnight deposits in financial institutions declined to $8.6 million at September 30, 2011, from $29.7 million at December 31, 2010.  The Bank used a portion of these lower yielding overnight deposits to purchase higher yielding mortgage-backed securities, as discussed below. Overnight deposits are available to fund loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Mortgage-backed securities available for sale declined to $65.5 million at September 30, 2011, from $98.6 million at December 31, 2010. During the nine months ended September 30, 2011, $33.8 million of mortgage-backed securities were transferred from available for sale to held for investment.  The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels.  During the nine months ended September 30, 2011, the Bank sold $5.9 million of mortgage-backed securities available for sale, compared to $33.0 million sold in the nine months ended September 30, 2010. Also, during the nine months ended September 30, 2011, $8.6 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $26.2 million securitized in the nine months ended September 30, 2010. See “Note 5. Mortgage-Backed Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Mortgage-backed securities held for investment increased to $54.2 million at September 30, 2011, from $245,000 at December 31, 2010, reflecting the transfer of $33.8 million from available for sale as discussed above.  During the nine months ended September 30, 2011, the Bank purchased $23.1 million of new mortgage-backed securities held for investment, funded by lower yielding overnight deposits in order to improve long-term yield. See “Note 5. Mortgage-Backed Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Loans held for sale increased to $18.3 million at September 30, 2011, from $4.5 million at December 31, 2010.  Proceeds from loan sales were $15.6 million for the nine months ended September 30, 2011, compared to $30.1 million sold during the nine months ended September 30, 2010. The proceeds from loans sold during the months ended September 30, 2011 were primarily used to fund liquidity needs of the Bank, including loan originations, repayment of borrowings, mortgage-backed security purchases and general banking operations.  Loans serviced for others declined to $302.3 million at September 30, 2011, from $318.2 million at December 31, 2010.

Loans and leases receivable held for investment declined to $568.3 million at September 30, 2011 from $620.4 million at December 31, 2010. During the nine months ended September 30, 2011, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank. See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans on non-accrual status and restructured loans on non-accrual status (TDRs) increased to $42.0 million at September 30, 2011, from $41.3 million at December 31, 2010.  Loans on non-accrual status increased to $18.3 million at September 30, 2011, from $14.3 million at December 31, 2010.  At September 30, 2011, $3.1 million of these loans were earning interest, compared to $5.1 million at December 31, 2010.  TDRs on non-accrual status declined to $23.7 million at September 30, 2011, from $27.0 million at December 31, 2010.  At September 30, 2011, $11.2 million of TDRs on non-accrual were current and making payments according to the terms of the restructure, compared to $14.6 million at December 31, 2010.  Past due TDRs on non-accrual status increased to $12.6 million at September 30, 2011, from $12.4 million at December 31, 2010.  See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding loans on non-accrual status and restructured loans.

Performing TDRs on full accrual status declined to $19.8 million at September 30, 2011, from $31.3 million at December 31, 2010.  Certain performing TDRs have been restored to full accrual status, as they need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place, if the loan is in compliance with its modified terms and yields a market rate. See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding performing restructured loans.

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

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at September 30, 2011, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.  There were $1.3 million of loans which were accruing interest and contractually over 90 days past due at September 30, 2011.  Additional gross interest income of $27,000 was recorded on these loans as of September 30, 2011.

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

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $81.8 million of loans classified as impaired at September 30, 2011, net of $10.8 million in write-downs and $4.0 million of specific reserves, compared to $32.1 million classified as impaired at December 31, 2010, net of $6.0 million in write-downs and $3.2 million of specific reserves.  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.  See “Note 6.  Loans” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information regarding impaired loans.

Other real estate owned acquired from foreclosures increased to $12.9 million at September 30, 2011, from $11.6 million at December 31, 2010, reflecting the net of additions, disposals, transfers and fair value adjustments. During the nine months ended September 30, 2011 there were $8.5 million of additions, $4.7 million of disposals, $751,000 of transfers and $1.8 million of fair value adjustments.  Other real estate owned consists of residential and commercial properties, developed building lots and a partially developed residential subdivision. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values.  See “Note 8. Other Real Estate Owned”  and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total deposits declined to $665.1 million at September 30, 2011, from $689.5 million at December 31, 2010.  Demand accounts (personal and business checking accounts and money market accounts) increased to $243.6 million at September 30, 2011, from $234.5 million at December 31, 2010.

Time deposits declined to $394.0 million at September 30, 2011, from $430.5 million at December 31, 2010.  During this period, the Bank chose to not match higher time deposit rates being offered by certain competitor financial institutions in its market area, in order to control its time deposit cost.  The Bank has been pricing new and maturing time deposits within the current lower rate environment, and combined with the growth of lower cost checking accounts, is effectively managing its deposit cost.  See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements declined to $2.0 million at September 30, 2011, from $11.5 million at December 31, 2010.  There were no FHLB advances outstanding at September 30, 2011, compared to $10.0 million at December 31, 2010, as the Bank repaid a $10.0 million, 3.2% fixed-rate advance.  Repurchase agreements (cash management accounts for commercial banking customers) increased to $2.0 million at September 30, 2011, from $1.5 million at December 31, 2010.

Stockholders' equity increased to $82.1 million at September 30, 2011, from $79.5 million at December 31, 2010, reflecting the net effect of earnings and changes in accumulated other comprehensive income.  The equity to assets ratio increased to 10.7% at September 30, 2011, from 10.0% at December 31, 2010. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

The Company paid no dividends for the three and nine months ended September 30, 2011, compared to $0.09 and $0.49 per share, respectively, paid for the three and nine months ended September 30, 2010.  In December 2010, the Company suspended its quarterly dividend payment. Based upon the Bank’s earnings and credit quality, and combined with current economic conditions, the Board considers it more prudent to suspend dividend payments and maintain capital in the Bank.  The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements.

Accumulated other comprehensive income increased to $2.1 million at September 30, 2011, from $631,000 at December 31, 2010, reflecting the net increase in unrealized gains and losses in the available for sale mortgage-backed securities portfolio based on current market prices.  See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of September 30, 2011, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are as follows: Total Risk-Based Capital – 14.6%; Tier 1 Risk-Based Capital – 13.3%; and Tier 1 Leverage Capital – 9.8%. See “Part 1. Financial Information - Selected Financial Data (Unaudited)” above, and "Liquidity and Capital Resources" below for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both September 30, 2011 and December 31, 2010. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

Comparison of Operating Results – Three and nine months ended September 30, 2011 and 2010.  Net income for the three and nine months ended September 30, 2011 was $403,000 and $1.1 million, compared to $1.0 million and $4.1 million for the three and nine months ended September 30, 2010.  Diluted earnings per share were $0.04 and $0.11 for the three and nine months ended September 30, 2011, compared to $0.10 and $0.42 per share for the three and nine months ended September 30, 2010.

Net earnings during the three and nine months ended September 30, 2011 were impacted by a decline in net interest income and non-interest income,  expenses attributable to other real estate owned properties, and the volume of provisions for credit losses necessary to replenish net charge-offs.  The current economy continues to present a challenging credit environment for the Bank and for some of its borrowers.  As the Bank addresses and manages through these challenges, it remains focused on long-term strategies.  These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value.  The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency.  ROA was .2% for both the three and nine months ended September 30, 2011, compared to .5% and .7% for the three and nine months ended September 30, 2010.  ROE was 2.0% and 1.8% for the three and nine months ended September 30, 2011, compared to 4.6% and 6.3% for the three and nine months ended September 30, 2010.  The efficiency ratio was 67.8% and 67.5% for the three and nine months ended September 30, 2011, compared to 55.5% and 57.0% for the three and nine months ended September 30, 2010.

Interest Income.  Interest income declined to $9.9 million and $29.9 million for the three and nine months ended September 30, 2011, from $11.0 million and $32.9 million for the three and nine months ended September 30, 2010. The reduction in interest income volume is due primarily to the decline in interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $699.0 million and $704.1 million for the three and nine months ended September 30, 2011, from $741.2 million and $742.3 million for the three and nine months ended September 30, 2010.  The reduction in average interest-earning assets reflects the net impact of the decrease in loans and leases receivable; sales, purchases and maturities of mortgage-backed securities; and the volume of other real estate owned and non-performing loans discussed above.  The yield on average interest-earning assets declined to 5.6% and 5.7% for the three and nine months ended September 30, 2011, from 5.9% for both the three and nine months ended September 30, 2010.  The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods as discussed above.

Interest Expense.  Interest expense declined to $1.9 million and $5.9 million for the three and nine months ended September 30, 2011, from $2.2 million and $6.9 million for the three and nine months ended September 30, 2010, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities.  The cost of funds improved to 1.1% for both the three and nine months ended September 30, 2011, from 1.2% and 1.3% for the three and nine months ended September 30, 2010.  The Company was able to improve its cost of funds by the combination of deposit repricing, the rollover of maturing time deposits and the repayment of higher costing borrowings within the current lower interest rate environment.  Average deposits and borrowings declined to $685.3 million and $698.9 million for the three and nine months ended September 30, 2011, from $718.7 million and $717.9 million for the three and nine months ended September 30, 2010.

Net Interest Income. Net interest income declined to $8.0 million and $24.0 million for the three and nine months ended September 30, 2011, from $8.7 million and $26.1 million for the three and nine months ended September 30, 2010. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) remained relatively constant at 4.6% and 4.5% for the three and nine months ended September 30, 2011, compared to 4.7% for both the three and nine months ended September 30, 2010. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) also remained relatively constant at 4.6% and 4.5% for the three and nine months ended September 30, 2011, compared to 4.7% for both the three and nine months ended September 30, 2010. The consistency of the interest rate spread and net yield on interest-earning assets is a result of the interest rate environment and volumes of interest-earning assets and interest-bearing liabilities during the comparative reporting periods.

The following tables contain information relating to the Company’s average statement of financial condition and reflect the yield on average earning assets and the average cost of funds for the three and nine months ended September 30, 2011 and 2010.  Average balances are derived from month end balances.  The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented.  The average loan balances listed in interest earning assets do not include nonaccrual loan balances.  The interest rate spread represents the difference between the yield on earning assets and the average cost of funds.  The net yield on earning assets represents net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended September 30, 2011			Quarter Ended September 30, 2010
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$555,517	$8,582	6.18%	$626,001	$9,971	6.37%
Investments and deposits	143,467	1,279	3.57%	115,213	992	3.44%
Total earning assets	698,984	9,861	5.64%	741,214	10,963	5.92%
Nonearning assets	75,399			72,686
Total assets	$774,383			$813,900

Interest bearing liabilities:
Deposits	$571,208	1,767	1.24%	$599,002	2,051	1.37%
Borrowings	2,301	2	.35%	12,403	82	2.64%
Junior subordinated debentures	10,310	83	3.22%	10,310	89	3.45%
Total interest-bearing liabilities	583,819	1,852	1.27%	621,715	2,222	1.43%
Noninterest bearing demand deposits	101,495	0	0.00%	96,960	0	0.00%
Total sources of funds	685,314	1,852	1.08%	718,675	2,222	1.24%
Other liabilities and stockholders’ equity:
Other liabilities	7,312			7,465
Stockholders' equity	81,757			87,760
Total liabilities and stockholders' equity	$774,383			$813,900
Net interest income		$8,009			$8,741
Interest rate spread			4.56%			4.68%
Net yield on earning assets			4.58%			4.72%
Ratio of earning assets to interest bearing liabilities			119.73%			119.22%

Yield/Cost Analysis	Nine months Ended September 30, 2011			Nine months Ended September 30, 2010
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$564,979	$26,312	6.21%	$631,964	$29,872	6.30%
Investments and deposits	139,126	3,628	3.48%	110,293	3,071	3.71%
Total earning assets	704,105	29,940	5.67%	742,257	32,943	5.92%
Nonearning assets	82,583			70,015
Total assets	$786,688			$812,272

Interest bearing liabilities:
Deposits	$585,495	5,669	1.29%	$596,734	6,299	1.41%
Borrowings	3,166	31	1.31%	16,648	302	2.42%
Junior subordinated debentures	10,310	248	3.21%	10,310	252	3.26%
Total interest-bearing liabilities	598,971	5,948	1.32%	623,692	6,853	1.47%
Noninterest bearing demand deposits	99,947	0	0.00%	94,185	0	0.00%
Total sources of funds	698,918	5,948	1.13%	717,877	6,853	1.27%
Other liabilities and stockholders’ equity:
Other liabilities	6,923			7,056
Stockholders' equity	80,847			87,339
Total liabilities and stockholders' equity	$786,688			$812,272
Net interest income		$23,992			$26,090
Interest rate spread			4.54%			4.65%
Net yield on earning assets			4.54%			4.69%
Ratio of earning assets to interest bearing liabilities			117.55%			119.01%

Provision for Credit Losses.  The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment.  The Bank recorded $2.6 million and $8.2 million of provisions for credit losses in the three and nine months ended September 30, 2011, compared to $4.0 million and $8.5 million in the three and nine months ended September 30, 2010, reflecting the current volume of non-performing loans as previously discussed. The provision for credit losses was necessary to replenish net charge offs of $3.0 million and $8.7 million recorded in the three and nine months ended September 30, 2011, compared to $3.3 million and $13.4 million in the three and nine months ended September 30, 2010, and to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Credit Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

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

The allowance for credit losses was $18.6 million at September 30, 2011, compared to $19.1 million December 31, 2010. The ratio of the allowance for credit losses to loans and leases was 3.2% at September 30, 2011, compared to 3.0% at December 31, 2010.  See “Note 7. Allowance for Credit Losses” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

Noninterest Income.  Noninterest income declined to $2.3 million and $6.8 million for the three and nine months ended September 30, 2011, from $3.4 million and $8.9 million for the three and nine months ended September 30, 2010.  Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected declined to $1.7 million and $5.1 million for the three and nine months ended September 30, 2011, compared to $2.0 million and $5.8 million for the three and nine months ended September 30, 2010. Fees, service charges and loan servicing fees earned during each period are attributable to the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

The Bank recorded $165,000 and $397,000 of net gains from loan sales during the three and nine months ended September 30, 2011, compared to $479,000 and $845,000 during the three and nine months ended September 30, 2010. The Bank sells fixed-rate residential mortgage loans to reduce exposure to interest rate and credit risk, to provide a more balanced sensitivity to future interest rate changes and to support liquidity management.

The Bank recorded $204,000 and $256,000 of gains from mortgage-backed securities sales during the three and nine months ended September 30, 2011, compared to $696,000 and $1.6 million during the three and nine months ended September 30, 2010.  Proceeds from mortgage-backed securities sales are used for a variety of purposes, including funding loan originations, liquidity management and general banking operations.

In its efforts of mitigating nonperforming assets, the Bank recognized $16,000 and $44,000 of net losses on the sale of other real estate owned properties in the three and nine months ended September 30, 2011, compared to $40,000 and $74,000 of net gains recognized in the three and nine months ended September 30, 2010.

Noninterest Expense.  Noninterest expenses increased to $7.0 million and $20.8 million for the three and nine months ended September 30, 2011, from $6.7 million and $20.0 million for the three and nine months ended September 30, 2010.  The largest component, compensation and fringe benefits, declined to $3.7 million and $11.4 million for the three and nine months ended September 30, 2011, from $4.0 million and $11.8 million for the three and nine months ended September 30, 2010, reflecting the Bank’s efforts of managing its human resources costs.

FDIC insurance premiums increased to $388,000 and $972,000 for the three and nine months ended September 30, 2011, from $285,000 and $869,000 for the three and nine months ended September 30, 2010, reflecting the volume of insured deposit account balances and changes in the FDIC’s risk-based deposit insurance assessment rates.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of other real estate owned properties increased to $579,000 and $1.1 million for the three and nine months ended September 30, 2011, from $150,000 and $314,000 for the three and nine months ended September 30, 2010. Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes.  Income tax expense declined to $256,000 and $706,000 for the three and nine months ended September 30, 2011, from $424,000 and $2.5 million for the three and nine months ended September 30, 2010.  Changes in the amount of income tax expense reflects changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period.  The effective income tax rates were 38.8% for both the three and nine months ended September 30, 2011, compared to 29.6% and 37.4% for the three and nine months ended September 30, 2010.  See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources.  Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs.  Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments.  The Bank must maintain certain regulatory liquidity requirements of liquid assets to deposits and short-term borrowings.  At September 30, 2011, the Bank had cash, deposits in banks, mortgage-backed securities and loans held for sale totaling $170.9 million, compared to $147.8 million at December 31, 2010, representing 25.6% and 21.1% of deposits and short-term borrowings for the respective periods.

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

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%.  The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital.  The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock.  The Bank was in compliance with all regulatory capital requirements at September 30, 2011 and December 31, 2010.

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

Item 1A.  Risk Factors: In addition to the risk factors that were disclosed in response to Item 1A of Part I of our Form 10-K for the year ended December 31, 2010, the following risk factor could impact our operations and financial results:

The recent downgrade of U.S. government securities by one of the credit ratings agencies could have a material adverse effect on the Company’s operations, earnings and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit ratings agencies.  This downgrade, and the possible future downgrade of the federal government’s credit rating by one or both of the other two major ratings agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings and financial condition.

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
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

* Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: November 4, 2011		Date: November 4, 2011