Form 10-K
period 2011-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2012-03-28
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2011, was approximately $35.4 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 28, 2012: 9,751,271.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2011. (Part III)

FIRST SOUTH BANCORP, INC.

PART I

Item 1.  Business

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

General

First South Bancorp, Inc. First South Bancorp, Inc. (the “Company”) is a Virginia corporation that serves as the holding company for First South Bank (the “Bank”), a North Carolina chartered commercial bank. The Company’s principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FSBK”.

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

Market Area. The Bank makes loans and obtains deposits throughout eastern, northeastern, southeastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2011, management estimates that more than 95% of deposits and loans came from its primary market area.

The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers in the Bank’s primary market area. The average unemployment rate in the Bank’s market area is relatively comparable to the national average and the average unemployment rate for the State of North Carolina.

Critical Accounting Policies. The Bank has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Bank’s business operations is discussed throughout Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, where such policies affect reported and expected financial results.

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

Off-Balance Sheet Risk. The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. See Unfunded Commitments Composition below for additional information.

Lending Activities

General. The Bank’s gross loan portfolio totaled $541.5 million at December 31, 2011, representing 72.5% of total assets at that date. It is the Bank’s policy to concentrate its lending within its market area. The Bank originates a significant amount of commercial real estate loans. At December 31, 2011, commercial real estate and construction loans amounted to $371.5 million, or 68.6% of the gross loan portfolio. The Bank has no direct sub-prime or Alt-A loan exposure in its loan portfolio. In recent years, the Bank has sought to increase originations of commercial business loans and consumer loans. At December 31, 2011, commercial business loans totaled $17.7 million, or 3.3% of the gross loan portfolio, and consumer loans totaled $76.4 million, or 14.1% of the Bank’s gross loan portfolio. At December 31, 2011, $68.2 million, or 12.6% of the gross loan portfolio, consisted of single-family, residential mortgage loans. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Loan Portfolio Composition. The following tables summarize the composition of the Bank’s loan portfolio by classification of loan category at the dates indicated. The summary of loans at December 31, 2011 and December 31, 2010 are based on new loan classifications, as the classifications have been revised in 2011. Prior periods are based on historic loan classifications. At December 31, 2011, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	December 31, 2011		December 31, 2010
Loan Portfolio Composition	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$68,240	12.6%	$56,503	9.0%

Total mortgage loans	68,240	12.6	56,503	9.0

Commercial loans and leases:
Commercial real estate	346,088	63.9	409,073	65.3
Commercial construction	25,441	4.7	47,527	7.6
Commercial non-real estate	14,851	2.8	17,780	2.8
Commercial unsecured	2,832	0.5	4,701	0.8
Lease receivables	7,578	1.4	8,148	1.3

Total commercial loans and leases	396,790	73.3	487,229	77.8

Consumer loans:
Consumer real estate	41,046	7.6	41,222	6.6
Home equity lines of credit	30,479	5.6	35,397	5.7
Consumer non-real estate	2,500	0.5	2,895	0.4
Consumer unsecured	2,403	0.4	2,965	0.5

Total consumer loans	76,428	14.1	82,479	13.2

Gross loans	541,458	100.0%	626,211	100.0%

Less deferred loan origination fees, net	1,062		1,307
Less allowance for loan and lease losses	15,194		18,830

Total loans, net	$525,202		$606,074

	At December 31,
	2009		2008		2007
Loan Portfolio Composition	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Single-family residential	$50,721	7.4%	$42,296	5.3%	$41,223	4.9%
Multi-family residential	867	0.1	1,608	0.2	2,255	0.3
Construction	2,959	0.4	4,653	0.6	12,508	1.5
Total residential mortgage loans	54,547	7.9	48,557	6.1	55,986	6.7

Commercial loans and leases:
Commercial real estate	418,996	60.5	414,707	52.4	436,135	52.3
Commercial construction (1)	91,877	13.3	172,449	21.8	174,576	21.0
Commercial business	26,109	3.8	40,496	5.1	48,986	5.9
Lease receivables	9,918	1.4	11,561	1.5	13,101	1.6
Total commercial loans and leases	546,800	79.0	639,213	80.8	672,798	80.8

Consumer loans:
Automobile	1,870	0.3	2,831	0.4	3,518	0.4
Savings account loans	1,074	0.1	1,427	0.2	1,793	0.2
Home equity loans	37,101	5.4	43,158	5.4	43,558	5.2
Other (2)	50,655	7.3	56,318	7.1	55,544	6.7
Total consumer loans	90,700	13.1	103,734	13.1	104,413	12.5
Total	692,047	100.0%	791,504	100.0%	833,197	100.0%

Less:
Construction loans in process	18,443		34,133		57,242
Deferred fees and discounts	1,444		1,022		1,386
Allowance for loan and lease losses	13,504		11,618		9,486
Total	$658,656		$744,731		$765,083

(1)	Includes multifamily, 1-4 family, speculative single family residential and commercial real estate construction loans.
(2)	Includes residential real estate, land and lot, boat, equipment, reserve line, and unsecured loans.

Unfunded Commitments Composition. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business, primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, as listed in the table above. Those instruments involve varying degrees and elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit risk in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit underwriting policies and procedures in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank estimates probable losses related to unfunded lending commitments and records a reserve for unfunded commitments in other liabilities on the consolidated balance sheet. At December 31, 2011 and 2010 the balance of the reserve for unfunded commitments was $254,000 and $237,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the assessment of the reserve for unfunded commitments, including historical loss percentages and qualitative factors allocated among the specific categories of unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent eight quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the reserve for unfunded commitments at December 31, 2011. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2011		2010
Unfunded Commitments	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Construction	$1,696	2.6%	$2,254	2.8%
Total residential mortgage loans	1,696	2.6	2,254	2.8

Commercial loans and leases:
Real estate secured	3,449	5.2	6,315	7.8
Non-Real Estate	8,462	12.8	7,144	8.8
Standby Letters of Credit	-	0.0	375	0.5
Construction	5,875	20.0	16,130	20.0
Total commercial loans and leases	17,786	26.9	29,964	37.1

Consumer loans:
Home equity loans	40,828	61.6	41,991	51.9
Real Estate Secured	47	0.1	56	0.1
Non-Real Estate	5,421	8.1	5,894	7.3
Construction	465	0.7	641	0.8
Total consumer loans	46,761	70.5	48,582	60.1
Total Unfunded Commitments	$66,243	100.0%	$80,800	100.0%

Loan Maturities. The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing in the portfolio based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of construction loans in process. Lease balances are included in other loans.

Loan Maturities	Due One Year or Less	Due After 1 Through 5 Years After December 31, 2011	Due After 5 or More Years After December 31, 2011	Total
	(In thousands)
Residential real estate loans	$26,641	$42,171	$67,572	$136,384
Commercial real estate, business and other loans	149,484	204,539	51,051	405,074
Total	$176,125	$246,710	$118,623	$541,458

The following table sets forth at December 31, 2011 the dollar amount of all loans due one year or more after December 31, 2011 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$80,373	$29,371
Commercial real estate, business and other loans	185,171	70,418
Total	$265,544	$99,789

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

The Bank’s loan originations are derived from a number of sources, including referrals from depositors and borrowers, repeat customers, advertising, calling officers as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, and loan officers originating loans at off-site locations, such as a realtor office. Historically, the Bank generally has not purchased loans; however, during the year ended December 31, 2011 the Bank purchased $5.4 million of commercial real estate loans. In the future, the Bank may consider making additional loan purchases.

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans that it originated. During the years ended December 31, 2011, 2010 and 2009, these transactions totaled $60.9 million, $87.5 million and $109.8 million, respectively. Such loans are sold to or exchanged with the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”). The Bank generally retains servicing on loans sold or exchanged to FHLMC.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $1.5 million or any borrower with aggregate credit of greater than $3.0 million must be approved by the Director’s Loan Committee, made up of three outside directors who serve on a rotating basis. Such loans are presented weekly by the Management Loan Committee. The President does not serve on the loan committee of the Board. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender’s level of expertise. In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the loan committees.

Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC or the investor’s guidelines. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of mortgage loans underwritten for sale to FHLMC. In addition, mortgage loans sold to other investors may be manually underwritten by the Bank, or through FHLMC’s Loan Prospector, or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable. Generally, after receipt of a loan application from a prospective borrower, in compliance with federal and state laws and regulations, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by qualified Bank personnel. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “— Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $13.5 million at December 31, 2011. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2011, single-family, residential mortgage loans, excluding home improvement loans, totaled $68.2 million, or 12.6% of the gross loan portfolio. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2011, $40.7 million, or 59.7%, of the residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank retains fixed-rate mortgages with maturities of 10 years or less while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also originates conventional and government mortgage loans in its market area, which are underwritten, closed and sold servicing retained in the secondary market or servicing released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3.0% to 6.0% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2011, $27.5 million, or 40.3%, of residential mortgage loans were adjustable-rate loans.

The retention of adjustable-rate loans in the loan portfolio helps reduce the Bank’s exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

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

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 1.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 1.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. The Bank has restricted originating speculative construction loans, and has limited most new construction lending to those with contracts or pre-sales and to builders who hold lot inventory financed by the Bank, with limited exceptions as approved by credit administration. At December 31, 2011, commercial construction loans totaled $25.4 million, which amounted to 4.7% of the gross loan portfolio.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board for loans in excess of $250,000. For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or an outside appraisal by an approved appraiser. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.0% to 1.25% construction loan fee for speculative builder loans. For construction loans to owner-occupants, the Bank generally charges a 0.0% to 1.0% construction loan fee. For residential construction loans, the Bank generally charges an origination fee, construction fee, and/or a commitment fee up to 1.0% of the commitment amount.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property). On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders. Builder relationships are analyzed and underwritten annually by the Bank’s credit administration department.

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied. Such loans generally range in size from $100,000 to $2.0 million. At December 31, 2011, commercial real estate loans totaled $346.1 million, which amounted to 63.9% of the gross loan portfolio. Commercial real estate loans are originated for three to seven year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 1.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 25-year amortization schedule generally with a balloon payment due after three to seven years.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial loans are made for loans over $1.0 million. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1.0 million annual financial statements of the principals of the partnership or corporation.

The Bank has implemented a concentration reduction plan for monitoring and establishing target ranges for reducing the commercial real estate (“CRE”) concentration, including various segments of CRE in the commercial loan portfolio.

The Bank put a moratorium on acquisition and development loans (A&D loans) in June 2008. There have been no new A&D loans originated since that time, except for two new loans for phase 2 of existing projects. One project has performed as anticipated and was fully paid out as of December 31, 2011, and the second project has a contract in place to purchase all the lots being developed. The Bank restricted loans for lots and land beginning in mid-2009, and imposed a full moratorium on these types of loans in the third quarter of 2010. Because the acquisition, development and construction portfolio (AD&C) was not decreasing at the rate desired through the moratoriums on A&D, lots and land loans, the Bank restricted spec construction loans beginning in January 2011. Generally, the Bank will not make new spec construction loans, except on lots currently securing debt to the Bank. In addition, beginning in January 2011, the Bank imposed restrictions on new loans for non-owner occupied CRE loans.

Beginning in 2011, the Bank will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged-off or is adversely classified as doubtful or loss, so long as such credit remains uncollected. In addition, the Bank will not make additional advances to any borrower whose loan or line of credit has been adversely classified as substandard without prior approval of a majority of the Board of Directors.

Commercial Lending. The Bank’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Bank’s commercial real estate lending see “Commercial Real Estate Lending.”

As a commercial bank, the Bank originates commercial business loans. The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.0% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $3.5 million. At December 31, 2011, commercial business loans totaled $17.7 million, or 3.3% of the gross loan portfolio.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For most unsecured loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

The Bank’s commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are generally for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed annually. The Bank also offers secured standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

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

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Rental terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2011, lease receivables totaled $7.6 million, or 1.4% of the gross loan portfolio.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, both secured and unsecured loans. At December 31, 2011, consumer loans totaled $76.4 million, or 14.1% of the gross loan portfolio.

The Bank’s automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the resale value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 72 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. At December 31, 2011, automobile loans totaled $794,000, or 0.1% of the gross loan portfolio.

The Bank generally makes certificate of deposit loans for up to 90% of the depositor’s account balance, but may make a loan of up to 100% of the depositor’s account balance subject to approval by credit administration. The interest rate is normally 2.0% above the annual percentage yield paid on the account and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At December 31, 2011, loans on certificates of deposit totaled $1.3 million, or 0.2% of the gross loan portfolio.

At December 31, 2011, the Bank had $30.5 million in home equity line of credit loans, representing 5.6% of its gross loan portfolio. The home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin, and require monthly payments based on the outstanding balance. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 85% of the value of the real estate security.

Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations. These fees can consist of origination, discount, construction and/or commitment fees, depending on the type of loan. The Bank services loans sold to FHLMC with servicing retained, generally for an annual servicing fee of 0.25% of the loan amount.

The Bank has also developed a program to originate residential mortgage loans for a local credit union. The Bank receives a 1.0% origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount. All of these loans are funded and closed in the name of the credit union. The Bank has explored the possibility of developing similar arrangements with other institutions, although none are currently planned.

Nonperforming Loans and Other Problem Assets. It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 15 days incur a late fee of 4.0% on mortgage and consumer loans and up to 6.0% on commercial loans, of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 30 days or more, a default letter is sent to the borrower. If the default is not cured after 45 days from the default letter, formal legal proceedings may commence to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of Notes to Consolidated Financial Statements in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for additional information.

Payments to nonaccrual loans which have no impairment or impaired loans that have been adjusted to fair market value are applied to principal and interest as scheduled. Payments to nonaccrual loans which are impaired but have not been adjusted to fair market value are posted as principal receipts. Mortgage and consumer loans are generally removed from nonaccrual status and interest resumes accruing once a loan has had a period of sustained payments, generally six months. Commercial loans are generally removed from nonaccrual status and interest resumes accruing when none of the principal and interest is due and unpaid or when the loan becomes otherwise well secured and in the process of collection and has had a period of sustained payments, generally six months.

In a troubled debt restructuring (“TDR”), the Bank’s primary objective is to make the best of a difficult situation. Concessions are granted to protect as much of the loan amount as possible. Additionally, the Bank expects to obtain more cash or other value from the borrower, or increase the probability of collection, by granting a concession than by not granting one. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively together with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower.

The Bank offers a variety of restructuring concessions for economic or legal reasons related to a borrower’s financial condition that would not otherwise be considered. TDR concessions may include, but are not limited to any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, i.e. from principal and interest, to interest only with all principal due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or nonaccrual loans.

The Bank relies on ASC 310-40-50 for guidance regarding disclosure of TDRs. Under ASC 310-40-50-2, information about an impaired loan that has been restructured in a TDR involving a modification of terms need not be included in disclosures required by paragraphs 310-10-50-15(a) and 310-10-50-15(c) in years after the restructuring if both of the following conditions exist:

1.	The restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk; and
2.	The loan is not impaired based on the terms specified by the restructuring agreement.

When a restructuring agreement with a particular borrower specifies a market rate that is less than a market rate the Bank would be willing to accept at the time of the restructuring for a new loan with comparable risk, that loan will not qualify or be considered for redesignating in a subsequent period. Information about any such loans that do not qualify for redesignating will continue to be disclosed as required.

When a restructuring agreement with a particular borrower specifies a market rate that is equal to or greater than a market rate the Bank would be willing to accept at the time of the restructuring for a new loan with comparable risk, that loan may qualify and will be considered for redesignating in a subsequent period if the loan is not impaired based on the terms specified by the restructuring agreement and is in compliance with its modified terms. Since these loans meet the conditions of ASC 310-40-50-2, information regarding these loans may be omitted from disclosures required by paragraphs 310-10-50-15(a) and 310-10-50-15(c) in years after the restructuring.

Generally, loans whose terms are modified in troubled debt restructurings are evaluated for impairment. However, if the Bank has written down a loan and the measure of the restructured loan is equal to or greater than the recorded investment, no impairment would be recognized. The Bank is required to disclose the amount of the write-down and the recorded investment in the year of the write-down, but is not required to disclose the recorded investment in that loan in later years if the two criteria in ASC 310-40-50-2 are met. The Bank continues to measure loan impairment on the contractual terms specified by the original loan agreement in accordance with ASC 310-10-35-20 through 35-26 and 310-10-35-37 for those certain loans that may meet the criteria to be redesignated and are no longer called TDRs.

On a loan-by-loan basis, the Bank restructures loans that were either on nonaccrual basis prior to restructuring or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. The Bank has not immediately placed any restructured loan on accrual status that were on nonaccrual status prior to restructuring. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, the monthly payment is not significantly larger than the contractual payment before restructuring, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding troubled debt restructuring.

The Bank also performs restructurings on certain troubled loan workouts whereby existing loans are restructured into a multiple two note structure (i.e., A Note and B Note structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off upon restructuring. Information concerning multiple note restructures for certain commercial real estate loan workouts for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended 12/31/11	Year Ended 12/31/10
	(In thousands)
Note A Structure
Commercial real estate (1)	$3,871	$-

Note B Structure
Commercial real estate (2)	$1,796	$-
Reduction of interest income	$89	$-

_________________

(1)	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

The benefit of this workout strategy is for the Note A to remain a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following this restructuring, the Note A credit classification generally improves from “substandard” to “pass”.

The general terms of the new loans restructured under the Note A and Note B structure differ as follows:

Note A: First lien position; fixed or adjustable current market interest rate; fixed month term to maturity; payments – interest only to maturity, or full principal and interest to maturity. Note A is underwritten in accordance with the Company’s customary underwriting standards and is generally on an accrual basis.

Note B: Second lien position; fixed or adjustable below current market interest rate; fixed month term to maturity; payments – due in full at maturity. Note B is underwritten in accordance with the Company’s customary underwriting standards, except for the below market interest rate and payment terms, and is on a nonaccrual basis and charged-off.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2011, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured.

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

Based on an impairment analysis of the loan portfolio, at December 31, 2011 there were $78.9 million of loans classified as impaired, net of $13.4 million in write-downs. As of December 31, 2011, the allowance for loan losses included $1.6 million specifically provided for these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

The Bank had $43.0 million of nonaccrual loans at December 31, 2011, segregated by the following classifications: residential mortgage - $1.1 million; commercial real estate - $34.4 million; commercial construction - $3.5 million; commercial non-real estate - $1.5 million; commercial unsecured - $60,000; consumer real estate $2.2 million; home equity lines-of-credit - $287,000; and consumer unsecured - $1,000. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Other real estate owned (“OREO”) acquired in settlement of loans is classified as real estate acquired through foreclosure. It is recorded at the lower of the estimated fair value (less estimated selling costs) of the underlying real estate or the carrying amount of the loan. In most cases, the estimated fair values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”) with appropriate comparables. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. Additionally, in certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly. Costs related to holding such real estate is charged against income in the current period. Any required write-down of a loan to its fair value (less estimated selling costs) upon foreclosure is charged against the allowance for credit losses. See Notes 1, 6 and 18 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Classified Assets and Credit Quality. Federal regulations require that the Bank classify its assets on a regular basis. In addition, in connection with regulatory examinations, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.” Special mention assets contain a potential weakness that deserves management’s close attention and which could cause a more serious problem if not corrected. Substandard assets have one or more well-defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as special mention, substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount. Work-in-process loans are loans that have been approved and sent to the attorney for closing, but have not yet been returned for processing. These loans are not given a risk grade until they have been processed and are therefore excluded from the credit quality reporting.

The Bank assigns a risk grade to each commercial, consumer, and in-house mortgage loan. The grading system established by the Bank includes grades 1 through 9. These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss. Risk grades 1 through 5 are collectively labeled “Pass” by regulators, and have minimal risk and minimal loss history. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding credit quality indicators and risk grading.

The Bank reviews its loan portfolio not less than quarterly to determine whether any loans require classification or re-classification. At December 31, 2011, the Bank had $106.5 million of classified loans, including $37.3 million classified as special mention, $69.1 million classified as substandard, and none classified as doubtful or as loss; compared to $100.6 million of classified assets at December 31, 2010, including $38.9 million classified as special mention, $61.7 million classified as substandard, $27,000 classified as doubtful and none classified as loss.

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

The allowance for credit losses calculation methodology takes into account accounting principles generally accepted in the United States of America and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience over the most recent eight quarters. The allowance for credit losses contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate, and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment.

See Notes 1, 3, 4 and 5 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding lending activities and the allowance for credit losses.

Following is a summary of activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded loan commitments, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2006	$9,158	$765	$9,923
Provisions for credit losses	712	(362)	350
Loans and Leases charged-off	(421)	—	(421)
Loans and Leases recovered	37	—	37
Net (charge-offs)/recoveries	(384)	—	(384)
Balance at December 31, 2007	9,486	403	9,889

Balance at December 31, 2007	9,486	403	9,889
Provisions for credit losses	4,107	(63)	4,044
Loans and Leases charged-off	(2,168)	—	(2,168)
Loans and Leases recovered	193	—	193
Net (charge-offs)/recoveries	(1,975)	—	(1,975)
Balance at December 31, 2008	11,618	340	11,958

Balance at December 31, 2008	11,618	340	11,958
Provisions for credit losses	7,280	(100)	7,180
Loans and Leases charged-off	(5,775)	—	(5,775)
Loans and Leases recovered	381	—	381
Net (charge-offs)/recoveries	(5,394)	—	(5,394)
Balance at December 31, 2009	13,504	240	13,744

Balance at December 31, 2009	13,504	240	13,744
Provisions for credit losses	22,155	(3)	22,152
Loans and Leases charged-off	(17,783)	—	(17,783)
Loans and Leases recovered	954	—	954
Net (charge-offs)/recoveries	(16,829)	—	(16,829)
Balance at December 31, 2010	18,830	237	19,067

Balance at December 31, 2010	18,830	237	19,067
Provisions for credit losses	10,813	17	10,830
Loans and Leases charged-off	(15,106)	—	(15,106)
Loans and Leases recovered	657	—	657
Net (charge-offs)/recoveries	(14,449)	—	(14,449)
Balance at December 31, 2011	$15,194	$254	$15,448

The following table allocates the allowance for credit losses by loan portfolio segment at the dates indicated. The allocation of the allowance to each segment is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$1,375	9.1%	$358	1.9%	$377	2.8%	$510	4.4%	$510	6.7%
Commercial (1)(2)	10,213	67.2	15,461	82.1	12,388	91.7	10,504	90.4	7,694	80.8
Consumer (3)	3,606	23.7	3,011	16.0	739	5.5	604	5.2	1,282	12.5
Total allowance for loan and lease losses	$15,194	100.0%	$18,830	100.0%	$13,504	100.0%	$11,618	100.0%	$9,486	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
Commercial	52	20.5	49	20.7	63	26.3	121	36.6	163	40.4
Consumer	202	79.5	188	79.3	177	73.7	219	64.4	240	59.6
Total allowance for unfunded loan commitments (4)	$254	100.0%	$237	100.0%	$240	100.0%	$340	100.0%	$403	100.0%

Combined total allowance for credit losses	$15,448		$19,067		$13,744		$11,958		$9,889

___________

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $1.2 million of specific allowance for loan losses on 15 commercial real estate loans.
(3)	Includes $451,000 of specific allowance for loan losses on seven consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Company’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at December 31, 2011.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	92.685%	20.313%	0.627%	0.107%	0.007%	0.007%	0.007%	0.00%
Commercial Non-Real Estate Secured	100.00%	98.090%	5.161%	16.176%	1.680%	0.000%	0.000%	0.000%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	98.060%	25.574%	1.279%	1.288%	0.566%	0.566%	0.566%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.340%	98.340%	39.875%	0.384%
Consumer Non-Real Estate Secured	100.00%	98.430%	45.528%	98.430%	0.003%
Consumer Non-Real Estate Unsecured	100.00%	98.390%	98.390%	6.315%	1.740%
Residential Real Estate	100.00%	98.750%	9.759%	1.042%	0.000%
Lease Receivables	100.00%	98.280%	30.504%	98.280%	0.677%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.200%
Commercial Non-Real Estate Lines of Credit	0.200%
Commercial Standby Letters of Credit	0.200%
Home Equity Lines of Credit	0.200%
Consumer Real Estate Lines of Credit	0.200%
Consumer Non-Real Estate Lines of Credit	0.200%
Work-in-Process	0.200%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the ACL as of December 31, 2011. The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation. Adjustments for each component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

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

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use such investments to reduce credit risk and provide liquidity. At December 31, 2011, the Bank’s mortgage-backed securities portfolio totaled $138.5 million. At such date, the Bank had an unrealized gain of $3.7 million, net of deferred taxes, with respect to its securities.

Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on mortgage-backed securities and investment securities on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Investment Committee consisting of four directors and are reviewed by the Board on a monthly basis. The Bank’s President has authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2011, the Bank’s mortgage-backed securities totaled $138.5 million, or 18.5% of total assets. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”) which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

At December 31, 2011, mortgage-backed securities with an amortized cost of $132.3 million and a carrying value of $138.5 million were held as available for sale. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2011, the Bank’s mortgage-backed securities had a weighted average yield of 4.02%. See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

At December 31, 2011, the average contractual maturity of the Bank’s fixed-rate mortgage-backed securities available for sale was approximately 24.9 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

Investment Securities. Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities bought with the intent to hold to maturity are classified as held for investment and reported at amortized cost; (2) debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity. The Bank had no investment securities held for investment or trading at December 31, 2011.

Equity Securities. The equity securities held during 2009 consisted of shares of restricted common stock of Triangle Capital Corporation (NASDAQ: TCAP) received in 2007 upon completion of the TCAP public offering. Prior to the public offering, the Bank was a 2.2% limited partner in the Triangle Mezzanine Fund, LLLP, with a limited investment of $500,000. In the public offering, TCAP acquired the Triangle Mezzanine Fund, LLLP, and the limited partners received shares of TCAP restricted common stock in amounts equivalent to their limited investment in the Triangle Mezzanine Fund, LLLP. The TCAP equity securities were sold in 2010.

The Bank had $1.9 million of FHLB stock at December 31, 2011.

The following table sets forth the carrying value of the Bank’s investment, mortgage-backed, and equity securities portfolio at the dates indicated. See Notes 1and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	At December 31,
	2011	2010	2009
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$—	$—	$—
Mortgage-backed securities	138,515	98,638	96,725
Equity securities	—	—	407
Total	$138,515	$98,638	$97,132

Securities held to maturity:	$1,887	$3,475	$3,890
FHLB stock
Mortgage-backed securities	—	245	514
Total	$1,887	$3,720	$4,404

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Bank’s investment securities and mortgage-backed securities portfolio at December 31, 2011.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—%	$510	5.69%	$897	5.11%	$137,108	4.00%	$138,515	$132,297	4.02%
Securities held to maturity:
FHLB stock (1)	—	—	—	—	—	—	1,887	0.79	1,887	1,887	0.79

Total	$—	—%	$510	5.69%	$897	5.11%	$138,995	3.96%	$140,402	$134,184	3.98%

_______________

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-five office locations. The Bank provides both personal and business on-line banking services. These services include, but are not limited to, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, thereby eliminating the cost of returning paper items.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2011		2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$228,971	0.05%	$218,784	0.10%	$212,502	0.11%
Money market	14,748	0.10	15,717	0.21	12,006	0.19
Savings accounts	28,989	0.05	24,499	0.13	23,137	0.13
Total	272,708	0.05	259,000	0.11	247,645	0.12

Certificate accounts:
Less than 12 months (1)	20,006	0.20	27,335	0.52	74,914	1.42
12-14 months (1)	47,748	0.44	73,032	1.02	274,384	1.80
15-72 months (1)	302,155	1.75	330,098	2.08	91,568	3.41
Total	369,909	1.50	430,465	1.80	440,866	2.07
Total deposits	$642,617	0.88%	$689,465	1.17%	$688,511	1.37%

___________________

(1)	Original term.

See Note 8 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011. At such date, such deposits represented 30.4% of total deposits and had a weighted average rate of 1.6%.

Maturity Period
(In thousands)
Three months or less	$23,108
Over three months	17,806
Over six through 12 months	121,209
Over 12 months	33,306
Total	$195,429

At December 31, 2011, FHLMC mortgage-backed securities with an amortized cost of $5.1 million were pledged as collateral for deposits from public entities and repurchase agreements.

Borrowings. Historically deposits have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for its member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.20% of the Bank’s total assets plus an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. During the years ended December 31, 2011, 2010 and 2009, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements. Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same or substantially similar securities by a specified date.

See Note 11 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$—	$10,000	$35,000
Securities sold under repurchase agreements	2,096	1,503	2,380
Rate paid on:
FHLB advances	0.00%	3.18%	3.04%
Securities sold under repurchase agreements	0.25%	0.25%	0.25%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	10,000	27,000	50,500
Federal funds purchased and securities sold under repurchase agreements	2,633	3,538	7,146
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	769	12,408	41,081
Securities sold under repurchase agreements	2,184	2,686	4,907
Approximate weighted average rate paid on: (1)
FHLB advances	3.38%	2.85%	3.00%
Securities sold under repurchase agreements	0.25%	0.25%	0.25%

(1) Based on month-end balances.

Competition. The Bank faces strong competition in originating real estate, commercial business and consumer loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community, including lease financing. Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions, mortgage bankers and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the reduction of restrictions on the interstate operations of financial institutions.

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

The Bank also makes securities brokerage services available through an affiliation with an independent broker-dealer.

Employees. As of December 31, 2011, the Bank had 251 full-time and 16 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks), Regulation DD (Truth in Savings), the Fair Housing Act, the Dodd-Frank Act and the Gramm-Leach-Bliley Act, among others.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Company does not anticipate implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Safety and Soundness Guidelines. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

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

DIF-insured banks must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2011.

			Adequately		Significantly
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based
capital ratio	15.22%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based
capital ratio	13.95%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	10.02%	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

___________

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory rating category. See Note 10 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.9 million at December 31, 2011. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $11.5 million up to $71.0 million, plus 10% on the amount over $71.0 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner. As of December 31, 2011, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation became effective April 1, 2011.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The FDIC established the FICO assessment rate effective for the first quarter of 2012 at 0.66 cents annually per $100 of assessable deposits. The quarterly FICO payments during the year ended December 31, 2011 averaged 0.925 cents annually per $100 of assessable deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts from December 31, 2010 through December 31, 2012. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009. On December 30, 2009, the Bank paid a $4.7 million prepaid assessment and it was accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank expenses its regular quarterly deposit insurance assessment and records an offsetting credit to the prepaid assessment asset, until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The Bank’s remaining prepaid assessment asset was $2.2 million at December 31, 2011.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 25.8% of total deposits and short-term borrowings at December 31, 2011, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $13.5 million at December 31, 2011. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors. At December 31, 2011, the Bank’s largest lending relationship was a $6.6 million relationship consisting of three commercial real estate loans. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2011.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are subject to Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

USA Patriot Act. The USA Patriot Act (“Patriot Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in legal consequences for the institution.

Office of Foreign Assets Control Regulation .. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) (also known as the Financial Services Modernization Act of 1999) expanded certain activities in which banks and bank holding companies may engage. The GLBA made three fundamental changes: repealed key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with investment banks; modified the Bank Holding Company Act (“BHCA”) to permit companies that own commercial banks to engage in any type of financial activity; and allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The GLBA also contains a range of supervisory requirements and activities, including the privacy of customer information.

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the GLBA imposes new requirements on financial institutions with respect to customer privacy. The GLBA generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLBA. The privacy provisions became effective on July 1, 2002. The GLBA contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

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

The GLBA authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.” A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities. These include insurance underwriting and investment banking. The Company has not opted to become a financial holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “— Depository Institution Regulation — Capital Requirements.”

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. The Change in Bank Control Act (“CBCA”) and the related regulations of the FRB require any person or persons acting in concert, to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The CBCA defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company whose securities are registered under the Securities Exchange Act of 1934.

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

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with the FRB. Bank holding companies whose capital ratios exceeded the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were given satisfactory ratings in their most recent regulatory inspection and are not the subject of any unresolved supervisory issues.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Taxation – General. The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2011 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company’s federal income tax returns have been audited through the year ended December 31, 2007.

State Income Taxation. Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greater of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of tangible property in North Carolina.

For additional information regarding taxation, see Notes 1 and 12 of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors. Not required for a Smaller Reporting Company

Item 1B. Unresolved Staff Comments. Not required for a Smaller Reporting Company

Item 2. Properties.   The following table has the location and information regarding the Bank’s offices at December 31, 2011.

	Year Opened	Owned or Leased	Book Value at December 31, 2011	Approximate Square Footage
	(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$446	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	111	4,680

1328 John Small Avenue Washington, NC	2001	Leased	32	1,916

2999 US Highway 17 South Chocowinity, NC	1999	*	214	2,530

301 E. Arlington Blvd Greenville, NC	1993	Owned	246	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	654	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	954	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	142	2,500

2236 S. Croatan Hwy, Suite 6 Nags Head, NC	2002	Leased	75	1,600

47560 NC Hwy 12 Buxton, NC	2005	*	434	1,995

2430 Heritage Street Kinston, NC	2001	Leased	36	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	279	2,600

202 Craven Street New Bern, NC	1995	Leased	2	2,500

11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	78	1,600

241 Green Street Fayetteville, NC	1999	Owned	1,152	10,000

705 Executive Place Fayetteville, NC	1999	Leased	10	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	346	6,100

3000 N. Elm Street Lumberton, NC	2001	Leased	214	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	478	2,072

100 E. Hope Lodge Street Tarboro, NC	2000	Leased	27	1,500

	Year Opened	Owned or Leased	Book Value at December 31, 2011	Approximate Square Footage

300 Sunset Avenue Rocky Mount, NC	1994	Owned	242	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	902	5,635

1378 Benvenue Road Rocky Mount, NC	2000	*	181	5,376

4800 Six Forks Road, Suite 115 Raleigh, NC	2004	Leased	12	4,501

4215-01 University Drive Durham, NC	2004	Leased	110	2,000

2601 Irongate Drive, Suite 102 Wilmington, NC	2007	Leased	22	2,481

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	755	11,328

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	3,484	12,451

First South Leasing, LLC: 1035 Director Court, Suite C Greenville, NC	2001	Leased	39	1,146

Total book value			$11,677

*	Lease land, own building.

The book value of the Bank’s premises and equipment was $11.7 million at December 31, 2011. See Notes 1 and 7 to Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business. At December 31, 2011, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 727 registered stockholders of record as of March 20, 2012.

Stock Price and Dividend Information. The following table presents the high and low trading price information of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

Quarter Ended	High	Low	Dividends
March 31, 2011	$6.64	$4.52	$.00
June 30, 2011	5.21	3.37	.00
September 30, 2011	4.75	3.11	.00
December 31, 2011	4.00	3.01	.00

March 31, 2010	$14.00	$9.74	$.20
June 30, 2010	14.87	10.61	.20
September 30, 2010	12.01	9.42	.09
December 31, 2010	10.49	5.91	.00

Dividends. The Company’s ability to pay dividends on its Common Stock is principally dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. In order to preserve the Bank’s capital during the current stressed economic environment, in December 2010 the Company suspended quarterly cash dividend payments. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements. For information on the regulatory restrictions and limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Item 1. Business – Regulation of the Company – Dividends.”

Performance Graph. Not required for a Smaller Reporting Company

Issuer Purchases of Equity Securities. The Company did not purchase any shares of its common stock during 2011 or 2010.

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

Registrar and Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the Company’s stock registrar and transfer agent: Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016; via the Internet at www.rtco.com; or toll-free at 800-866-1340.

Investor Information. Stockholders, investors and analysts interested in additional information may contact William L. Wall, Secretary, First South Bancorp, Inc., P. O. Box 2047, Washington, NC 27889; or via email to bill.wall@firstsouthnc.com.

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. will be held Thursday, May 17, 2012 at 11:00 a.m. eastern time, at the main office of First South Bank, 1311 Carolina Avenue, Washington, North Carolina.

Item 6.  Selected Financial Data. The following table containing selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2011. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$746,941	$797,246	$829,891	$875,855	$909,288
Loans receivable, net	525,202	606,074	658,656	744,731	765,083
Cash and investments	32,774	44,434	30,045	63,284	73,094
Mortgage-backed securities	138,515	98,883	97,239	32,827	39,120
Deposits	642,617	689,465	688,511	716,427	761,370
Borrowings	12,406	21,813	47,690	62,868	52,377
Stockholders' equity	84,113	79,513	86,214	87,821	86,035

Selected Operations Data
Interest income	$39,303	$42,871	$49,060	$59,364	$70,078
Interest expense	7,556	9,019	16,094	23,317	29,111
Net interest income	31,747	33,852	32,966	36,047	40,967
Provision for credit losses	10,813	22,152	7,180	4,044	350
Noninterest income	9,420	10,844	10,960	10,084	10,137
Noninterest expenses	27,953	26,725	25,345	24,165	22,911
Income (loss) before income taxes	2,401	(4,181)	11,401	17,922	27,843
Income tax expense (benefit)	848	(1,801)	4,365	6,934	10,840
Net income (loss)	$1,553	$(2,380)	$7,036	$10,988	$17,003

Per Share Data
Basic earnings (loss) per share	$0.16	$(0.24)	$0.72	$1.13	$1.71
Diluted earnings (loss) per share	0.16	(0.24)	0.72	1.12	1.70
Dividends per share	0.00	0.49	0.80	0.80	0.76

Average Balance Data
Average assets	$779,369	$811,742	$866,504	$902,668	$907,333
Average earning assets	700,181	738,074	800,899	839,011	853,592
Average interest bearing liabilities	590,933	623,155	679,299	712,423	708,879
Average equity	81,458	86,852	88,129	87,695	83,608

Selected Financial Ratios and Other Data
Performance Ratios:
Return on average assets	0.20%	(0.29)%	0.81%	1.22%	1.87%
Return on average equity	1.91	(2.74)	7.98	12.53	20.34
Interest rate spread	4.52	4.55	4.04	4.18	4.63
Net interest margin	4.53	4.59	4.12	4.30	4.80
Average earning assets/average
interest bearing liabilities	118.49	118.44	117.90	117.77	120.41
Noninterest expense/average assets	3.59	3.29	2.92	2.68	2.53
Efficiency ratio	67.83	59.72	57.63	52.31	44.99

Quality Ratios:
Nonperforming assets/total assets	8.04%	6.63%	2.50%	2.59%	1.01%
Nonperforming loans/total loans	7.95	6.59	1.51	1.98	0.97
Allowance for credit losses/total loans	2.85	3.04	2.04	1.58	1.27
Provision for credit losses/total loans	2.00	3.54	1.07	0.53	0.05

Capital Ratios and Other Data:
Equity/total assets, end of period	11.26%	9.97%	10.39%	10.03%	9.46%
Average equity/average assets	10.45	10.70	10.17	9.72	9.21
Loans serviced for others	$319,363	$318,218	$289,324	$255,510	$254,671
Full service offices	26	28	28	28	29

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General. First South Bancorp, Inc. (the "Company") was formed to issue common stock, owning 100% of First South Bank (the "Bank") and operating through the Bank a commercial banking business; therefore, this discussion and analysis of consolidated financial condition and results of operation relates primarily to the Bank. The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences and other loans. The Bank's earnings depend primarily on its net interest income, the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The volume of noninterest income and noninterest expenses also impacts the Bank’s earnings.

Prevailing economic conditions, competition, as well as federal and state regulations, affect the operations of the Bank. The Bank's cost of funds is influenced by interest rates paid on competing investments, rates offered on deposits by other financial institutions in the Bank's market area and by general market interest rates. Lending activities are affected by the demand for financing of real estate and various types of commercial, consumer and mortgage loans, and by the interest rates offered on such financing. The Bank's business emphasis is to operate as a well-capitalized, profitable and independent community oriented financial institution dedicated to providing quality customer service and meeting the financial needs of the communities it serves. The Bank believes it has been effective in serving its customers because of its ability to respond quickly and effectively to customer needs and inquiries. The Bank's ability to provide these services has been enhanced by the stability of the Bank's senior management team.

The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of cash to meet its funding needs. Adequate liquidity guarantees sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. The Bank's primary sources of funds are customer deposits, loan principal and interest payments, proceeds from loan and securities sales, and advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and local competition. The Bank’s primary investing activity is originating commercial, consumer and mortgage loans, lease financing receivables and purchases and sales of investment securities. The Bank’s primary financing activities are attracting checking, certificate, savings deposits, repurchase agreements and obtaining FHLB advances.

The levels of cash and cash equivalents depend on the Bank's operating, financing, lending and investing activities during any given period. Cash and cash equivalents declined to $32.8 million at December 31, 2011, from $44.4 million at December 31, 2010. The Bank has other sources of liquidity if a need for additional funds arises. Mortgage-backed securities available for sale increased to $138.5 million at December 31, 2011, from $98.6 million at December 31, 2010. During the years ended December 31, 2011 and 2010, the Bank sold and exchanged real estate loans totaling $60.9 million and $87.5 million, respectively. Borrowings consisting of FHLB advances, junior subordinated debentures and retail repurchase agreements declined to $12.4 million at December 31, 2011, from $21.8 million at December 31, 2010. The Bank has pledged its FHLB Atlanta stock and certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 20% of the Bank’s total assets. The Bank had $153.1 million of credit availability with the FHLB at December 31, 2011, compared to $151.9 million at December 31, 2010.

The Company had $10.3 million of junior subordinated debentures outstanding at both December 31, 2011 and 2010. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. They have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company and the Bank, to the extent such proceeds have been invested in the Company and the Bank. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 21 of the Notes to Consolidated Financial Statements for additional information.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's total regulatory capital was $81.6 million at December 31, 2011, compared to $80.1 million at December 31, 2010. The North Carolina Commissioner of Banks (the “Commissioner”) requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%, and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at December 31, 2011 and 2010. See Note 13 of the “Notes to Consolidated Financial Statements” for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2011 and 2010.

Stockholders' equity increased to $84.1 million at December 31, 2011, from $79.5 million at December 31, 2010. The Company reported net income of $1.6 million for fiscal 2011, compared to a net operating loss of $2.4 million for fiscal 2010. There were 9,751,271 shares of common stock outstanding at both December 31, 2011 and 2010, net of 1,502,951 treasury shares.

Interest Rate Risk. Interest rate risk reflects the risk of economic loss resulting from changes in interest rates. The risk of loss can be reflected in diminished and/or reduced potential net interest income in future periods. Interest rate risk arises primarily from interest rate risk inherent in lending and deposit taking activities. The Bank considers interest rate risk to be a significant risk, which could potentially have a material impact on operating earnings. Interest rate risk is measured by computing estimated changes in net interest income and the economic value of equity ("EVE") of the cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Bank's exposure to interest rates is reviewed on a quarterly basis by management and the Board. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the potential change in net interest income and EVE in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of assets and liabilities. If estimated changes to net interest income and EVE are not within Board established target risk tolerance limits, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within the approved target limits.

The EVE calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

EVE represents the economic value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The interest rate sensitivity analysis assesses the potential loss in risk sensitive instruments in the event of sudden and sustained 1% to 4% increases and decreases in market interest rates. With the Federal Reserve’s current policy of continuing to hold interest rates at lower levels, it is not foreseeable that interest rates can decline below zero if downward rate environment assumptions were run. Any data produced by these assumptions would not be reliable. Therefore, the Bank will not run any downward rate assumptions until interest rates increase. The Board has adopted an interest rate risk management policy that establishes maximum increases in net interest income of 10%, 20%, 29% and 34%; and maximum decreases in EVE of 10%, 19%, 27% and 32% in the event of sudden and sustained 1% to 4% increases in market interest rates.

Table 1 below presents a static simulation projection of changes in EVE and net interest income, before provision for credit losses (“PCL”), only in the event of sudden and sustained increases in market interest rates for the various rate shock levels at December 31, 2011. At December 31, 2011, the Bank's estimated changes in EVE and net interest income were within the Board established target limits.

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income Before PCL
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$63,962	$(27,823)	(30.3)%	$33,081	$1,998	6.4%
+ 300 bp	72,530	(19,255)	(21.0)	32,332	1,249	4.0
+ 200 bp	80,977	(10,818)	(11.8)	31,594	511	1.6
+ 100 bp	88,824	(2,961)	(3.2)	31,049	(34)	(0.2)
Base	91,785	-	-	31,083	-	-

Certain shortcomings are inherent in the method of analysis presented in Table 1. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinance activity if market interest rates remain at or decrease below current levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Also, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

The Bank uses interest sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

Asset/Liability Management. The Bank strives to maintain consistent net interest income and reduce its exposure to adverse changes in interest rates by matching the terms to repricing of its interest-sensitive assets and liabilities. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. The Bank's net interest income will generally increase when interest rates rise over an extended period of time, and conversely, will decrease when interest rates decline. The Bank can significantly influence its net interest income by controlling the increases and decreases in its interest income and interest expense, which are primarily caused by changes in market interest rates.

Interest rate risk and trends, liquidity and capital ratio requirements are reported to the Board of Directors (the “Board”) on a regular basis. The Board reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board with respect to the Bank's asset and liability goals and strategies.

A primary component in managing interest rate risk is based on the volume of interest sensitive assets such as commercial loans, consumer loans and lease financing receivables. Commercial loans, consumer loans and lease receivables declined to $473.2 million at December 31, 2011, from $569.7 million at December 31, 2010. The Bank also had $6.4 million of loans held for sale at December 31, 2011, compared to $4.5 million at December 31, 2010. Depending on conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of investment securities, a majority of mortgage-backed securities are held as available for sale, allowing the Bank to sell a security in a timely manner should an immediate liquidity need arise. Mortgage-backed securities classified as available for sale increased to $138.5 million at December 31, 2011, from $98.6 million at December 31, 2010.

The Bank uses interest sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

Rate/Volume Analysis. Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume on average interest-earning assets and average interest-bearing liabilities.

Table 2 below represents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of average interest-earning asset and average interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old volume); (iii) changes in rate-volume (changes in rate multiplied by the changes in volume); and (iv) net change (total of the previous columns).

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

Table 3 below sets forth certain information relating to the Company's Statements of Financial Condition and Statements of Operations for the years ended December 31, 2011, 2010, and 2009, reflecting the yield on average earning assets and the average cost of funds for the periods indicated. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented.

The decline in net interest income results primarily from the decline in market interest rates and the decline in the volume of average earning assets. The decline in market interest rates has been significantly influenced by the Federal Reserve’s current policy of holding interest rates at record low levels in efforts to stimulate current economic conditions. The decline in the volume of earning assets has been influenced by a slowdown in loan originations due to the current recessionary economic environment, and the current volume of nonperforming loans and other real estate owned, as discussed below.

Table 2 - Rate/Volume Analysis

	Year Ended December 31,				Year Ended December 31,
	2011 vs. 2010				2010 vs. 2009

	Increase (Decrease) Due to				Increase (Decrease) Due to
	(In thousands)
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Loans receivable	$(4,000)	$(470)	$48	$(4,422)	$(4,924)	$(1,619)	$176	$(6,367)
Investment securities	0	0	0	0	(634)	(634)	634	(634)
Mortgage-backed securities	1,031	(192)	(50)	789	1,256	(277)	(111)	868
Other interest-earning assets	5	53	7	65	18	(62)	(12)	(56)
Total earning assets	(2,964)	(609)	5	(3,568)	(4,284)	(2,592)	687	(6,189)

Interest expense:
Deposits	(270)	(869)	28	(1,111)	(604)	(5,796)	242	(6,158)
FHLB advances	(355)	70	(66)	(351)	(837)	(60)	41	(856)
Other interest-bearing liabilities	(10)	9	0	(1)	(59)	(2)	0	(61)
Total interest-bearing liabilities	(635)	(790)	(38)	(1,463)	(1,500)	(5,858)	283	(7,075)
Change in net interest income	$(2,329)	$181	$43	$(2,105)	$(2,784)	$3,266	$404	$886

Table 3 - Yield/Cost Analysis

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011			2010			2009
	(Dollars in thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$560,702	$34,422	6.14%	$625,065	$38,844	6.21%	$701,466	$45,211	6.45%
Investment securities	0	0	0.00	0	0	0.00	16,204	634	3.91
Mortgage-backed securities	115,898	4,780	4.12	92,097	3,991	4.33	65,681	3,123	4.75
Other interest-earning assets	23,581	101	0.43	20,912	36	0.17	17,548	92	0.52
Total earning assets	700,181	39,303	5.61	738,074	42,871	5.81	800,899	49,060	6.13

Nonearning assets	79,188			73,668			65,605
Total assets	$779,369			$811,742			$866,504

Interest bearing liabilities:
Time deposits	$410,456	6,988	1.70	$435,509	8,024	1.84	$465,913	14,148	3.04
Demand deposits	140,440	183	0.13	137,136	248	0.18	132,226	264	0.20
Savings	26,774	19	0.07	24,423	29	0.12	24,921	47	0.19
FHLB advances	769	26	3.38	13,231	377	2.85	41,154	1,233	3.00
Junior subordinated debentures	10,310	334	3.24	10,310	334	3.24	10,310	390	3.78
Repurchase agreements	2,184	6	0.25	2,546	7	0.25	4,775	12	0.25
Total interest-bearing liabilities	590,933	7,556	1.28	623,155	9,019	1.45	679,299	16,094	2.37

Noninterest bearing demand deposits	99,752	0	0.00	94,700	0	0.00	90,599	0	0.00
Total sources of funds	690,685	7,556	1.09	717,855	9,019	1.26	769,898	16,094	2.09

Other liabilities and stockholders'equity:
Other liabilities	7,226			7,035			8,477
Stockholders' equity	81,458			86,852			88,129
Total liabilities and stockholders' equity	$779,369			$811,742			$866,504
Net interest income		$31,747			$33,852			$32,966
Interest rate spread (1)			4.52%			4.55%			4.04%
Net yield on earning assets (2)			4.53%			4.59%			4.12%

Ratio of earning assets to interest bearing liabilities			118.49%			118.44%			117.90%

(1)	Represents the difference between the yield on earning assets and the average cost of funds.
(2)	Represents the net interest income divided by average earning assets.

Results of Operations

Comparison of Financial Condition at December 31, 2011 and 2010.

Total assets declined to $746.9 million at December 31, 2011, from $797.2 million at December 31, 2010. Average earning assets declined to $700.2 million for the year ended December 31, 2011, from $738.1 million for the year ended December 31, 2010, reflecting a net decline in the volume of the commercial loan, consumer loan and leases receivable portfolios. The ratio of earning assets to total assets increased to 91.2% at December 31, 2011, from 87.4% at December 31, 2010.

Mortgage-backed securities increased to $138.5 million at December 31, 2011, from $98.9 million at December 31, 2010. The Bank purchased $23.1 million of mortgage-backed securities available for sale during 2011, compared to none purchased during 2010. The Bank securitized $37.2 million of mortgage loans held for sale into mortgage-backed securities during 2011, compared to $48.4 million securitized during 2010. Loan securitizations help support a more balanced sensitivity to future interest rate changes and provide additional funds for maintaining adequate liquidity levels. The Bank sold $11.9 million mortgage-backed securities available for sale in 2011, compared to $37.8 million sold in 2010. Proceeds from sales of mortgage-backed securities are used in daily liquidity management activities including funding borrowing maturities, deposit withdrawals or are reinvested into new investment securities or short-term interest bearing overnight funds.

Loans and lease receivables, net of the allowance for loan and lease losses and deferred loan fees, declined to $525.2 million at December 31, 2011, from $606.1 million at December 31, 2010. The Bank originates both secured and unsecured commercial and consumer loans and adjustable rate mortgage loans, to take advantage of shorter terms to maturity and the ability to better manage exposure to market and interest rate risk due to changes in interest rates. The Bank also sells selected mortgage loans in the secondary mortgage market in order to reduce its exposure to interest rate and credit risk, while retaining servicing rights to generate additional fee income. Loans serviced for others increased to $319.4 million at December 31, 2011, from $318.2 million serviced at December 31, 2010.

Commercial loans declined to $389.2 million at December 31, 2011, from $479.1 million at December 31, 2010, reflecting the net of principal repayments, valuation adjustments and a reduction in the volume of new loan originations. Certain commercial loans were the subject of foreclosure during 2011 and transferred to other real estate owned, as discussed below. The Bank has restricted originating new acquisition and development loans, lot loans or land loans. The Bank has also restricted originating speculative construction loans, and has limited most new construction lending to those with contracts or pre-sales and to builders who hold lot inventory financed by the Bank, with limited exceptions as approved by credit administration. Consumer loans declined to $76.4 million at December 31, 2011, from $82.5 million at December 31, 2010; while lease receivables declined to $7.6 million at December 31, 2011, from $8.1 million at December 31, 2010. Commercial loan, consumer loan and lease receivables originations declined to $44.5 million during fiscal 2011, from $96.1 million originated during fiscal 2010.

Residential mortgage loans increased to $68.2 million at December 31, 2011, from $56.5 million at December 31, 2010, reflecting the net effect of principal repayments, originations, sales and securitizations. The Bank originated $74.6 million of held for sale residential mortgage loans during 2011, compared to $95.1 million originated during 2010. The Bank also originated $20.5 million of residential mortgage loans for investors during 2011, compared to $26.0 million originated for investors during 2010. The Bank sold $23.7 million of loans held for sale during 2011, compared to $39.1 million sold during 2010. Loan sales help reduce exposure to future interest rate changes, provide funds for new loan originations and deposit withdrawals, and support daily liquidity management activities.

Nonperforming loans, including nonperforming restructured loans, increased to $43.0 million at December 31, 2011, from $41.3 million at December 31, 2010. The current level of nonperforming loans, consisting primarily of residential and commercial real estate loans, is attributable to the current economic environment and the financial stress of certain borrowers. Downward pressure has impacted the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased credit risks in the loan portfolio, further declines in economic conditions and other factors will not require additional fair value adjustments to the nonperforming loans. The Bank’s unrecognized interest on nonperforming loans was $1.5 million at both December 31, 2011 and December 31, 2010. The ratio of non-performing loans to total loans increased to 8.0% at December 31, 2011, from 6.6% at December 31, 2010. See Provision for Credit Losses and Allowance for Credit Losses below for additional discussion.

Other real estate owned increased to $17.0 million at December 31, 2011, from $11.6 million at December 31, 2010, reflecting foreclosures of certain real estate properties, net of sales. Other real estate owned consists of residential and commercial properties, developed building lots and a developed residential subdivision. Based on fair value analysis, the Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. The Bank recorded $2.5 million of fair value adjustments to other real estate owned in 2011, compared to $3.2 million in 2010. See Notes 1and 6 of the Notes to Consolidated Financial Statements for additional information.

Goodwill related to prior period acquisitions was $4.2 million at December 31, 2011 and 2010, respectively, and is not amortized according to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2011 or December 31, 2010.

Total deposits declined to $642.6 million at December 31, 2011, from $689.5 million at December 31, 2010. The Bank continues to compete in its market area for lower cost core demand deposits. During 2011 and amid intense competition, demand accounts increased to $243.7 million at December 31, 2011, from $234.5 million at December 31, 2010. Certificates of deposit declined to $369.9 million at December 31, 2011, from $430.5 million at December 31, 2010. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing certificates of deposits in relationship to current funding needs and market interest rates. The Bank did not renew certain higher rate maturing time deposits during 2011 and was able to reprice new and maturing time deposits at lower rates. The Bank may also use lower costing FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds.

Total borrowings declined to $12.4 million at December 31, 2011, from $21.8 million at December 31, 2010. The Bank had no FHLB advances at December 31, 2011, compared to $10.0 million at December 31, 2010. The Bank repaid the $10.0 million FHLB advance during 2011. Junior subordinated debentures were $10.3 million at both December 31, 2011 and 2010. Repurchase agreements representing funds held in cash management accounts for commercial banking customers increased to $2.1 million at December 31, 2011, from $1.5 million at December 31, 2010.

Stockholders' equity increased to $84.1 million at December 31, 2011, from $79.5 million at December 31, 2010, reflecting the net effect of annual earnings and changes in accumulated other comprehensive income. The Company’s equity to assets ratio increased to 11.3% at December 31, 2011, from 10.0% at December 31, 2010. Accumulated other comprehensive income increased to $3.7 million at December 31, 2011, from $631,000 at December 31, 2010, reflecting an increase in unrealized gains on available for sale securities, net of deferred income taxes.

The Company paid no quarterly cash dividends in 2011, compared to three quarterly cash dividend payments in 2010, totaling $0.49 per share. In order to preserve the Bank’s capital during the currently stressed economic environment, the Company suspended quarterly cash dividend payments in December 2010. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements.

The Company did not purchase any shares of its common stock during 2011 or 2010. Shares purchased are held as treasury stock, at cost. Treasury shares were 1,502,951 totaling $32.0 million at both December 31, 2011 and 2010. Treasury shares are used for general corporate purposes including the exercise of stock options and funding shares for potential future stock splits. No shares were issued from the exercise of stock options during 2011, compared to 8,975 shares issued during 2010. No shares were tendered to pay the exercise price and income taxes incident to stock option exercises during 2011 or 2010.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010.

General. The Company reported net income of $1.6 million for the year ended December 31, 2011, compared to a net operating loss of $2.4 million for the year ended December 31, 2010. The net income per diluted common share was $0.16 per share for 2011, compared to net loss per diluted common share of $0.24 per share for 2010.

The volume of net earnings during 2011 was influenced by the amount of provisions for credit losses required to replenish net charge-offs; a decline in the volume of earning assets and an increase in the volume of non-earning assets between the respective reporting periods; while being partially offset by a reduction in interest funding expense.

The current economy continues to present a challenging credit environment for the Bank, for its customers and for the banking industry. The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure in anticipation of future stabilization of the real estate market. Management believes competition and pricing pressures will continue on both deposits and loans into 2012. The amount and timing of any future Federal Reserve rate adjustments remains uncertain, and may further impact the Bank if those adjustments are significant.

As the Bank manages through the current economic cycle, it remains focused on long-term strategies. These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as economic conditions substantially improve.

Two performance ratios are return on average assets (ROA) and return on average equity (ROE). ROA increased to 0.2% for 2011, from (0.3)% for 2010; while ROE increased to 1.9% for 2011, from (2.7)% for 2010. These ratios were negatively impacted in 2010 based on the reported net operating loss. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) increased to 67.8% for 2011, from 59.7% for 2010. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses, that have increased during the reporting periods primarily due to costs associated with other real estate owned.

Interest Income. Interest income declined to $39.3 million for 2011, from $42.9 million for 2010. This decline was influenced by the decline in the volume of average earning assets and continued lower interest rates during the reporting periods. The average balance of interest-earning assets declined to $700.2 million for 2011, from $738.1 million for 2010. The yield on average interest-earning assets declined to 5.6% for 2011, from 5.8% for 2010.

Interest Expense. Interest expense declined to $7.6 million for 2011, from $9.0 million for 2010. The decline in interest expense during 2011 reflects the decline in interest rates paid for funds and a decline in the volume of average interest-bearing liabilities. The average balance of interest-bearing liabilities declined to $590.9 million for 2011, from $623.2 million for 2010. The average balance of noninterest-bearing demand deposits increased to $99.8 million for 2011, from $94.7 million for 2010. The average cost of funds, including noninterest-bearing deposits, declined to 1.1% for 2011, from 1.3% for 2010. This decline reflects a combination of lower interest rates, the repayment of higher costing borrowings and management’s efforts of controlling the Bank’s deposit cost.

Net Interest Income. Net interest income declined to $31.7 million for 2011, from $33.9 million for 2010. The decline in net interest income during 2011 is primarily attributable to lower market interest rates and greater decline in the volume of interest-earning assets than in interest-bearing liabilities. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) declined marginally to 4.5% for 2011, from 4.6% for 2010. The Bank's interest rate spread (the difference between the effective yield on average interest-earning assets and the effective average cost of funds) also declined marginally to 4.5% for 2011, from 4.6% for 2010. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank provided $10.8 million for credit losses in 2011, compared to $22.2 million provided in 2010. These provisions were necessary to replenish net charge-offs of $14.4 million for 2011, compared to $16.8 million for 2010, in order to bring the allowance for credit losses to an appropriate level in consideration of the inherent risk identified in the loan and lease portfolio and to provide support for the current volume of nonperforming loans discussed above.

Allowance for Credit Losses. The Bank maintains allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) at levels it believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, valuation estimates and exercises judgment in assessing credit risk exposure. Future assessments of credit risk may yield different results, depending on changes in market values and qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

The Bank uses a variety of modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses. The factors supporting the allowance for credit losses do not diminish the fact that the entire allowance is available to absorb probable losses. The Bank’s principal focus is on the adequacy of the total allowance for credit losses. Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to accounting principles generally accepted in the United States of America, and has taken into account current market values, the views of its regulators and the current economic environment. Management evaluates the information upon which it bases the allowance for credit losses quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $15.4 million at December 31, 2011, compared to $19.1 million at December 31, 2010. The ratio of the allowance for credit losses to total loans and leases was 2.9% at December 31, 2011, compared to 3.0% at December 31, 2010, which management believes is appropriate. See Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements for additional information about the allowance for credit losses.

Noninterest Income. Noninterest income declined to $9.4 million for 2011, from $10.8 million for 2010. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income. The Bank strives to maintain a consistent level of revenue across loan and deposit service offerings. Fees, service charges and loan servicing fees declined to $6.8 million for 2011, from $7.6 million for 2010. Fees, service charges and loan servicing fees are influenced by the volume of loans receivable and deposits outstanding, the volume of various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains from mortgage loan sales were $864,000 for 2011, compared $1.2 million for 2010. Proceeds from the sale of loans held for sale was $23.7 million in 2011, compared to $39.1 million sold in 2010. The Bank sells certain held for sale fixed-rate mortgage loans to reduce its exposure to future interest rate and credit risk, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. In addition, the sale of mortgage loans also provides liquidity necessary to support the Bank’s operating, financing and lending activities.

Gains from the sale of mortgage-backed securities available for sale declined to $519,000 for 2011, from $1.7 million for 2010. The Bank sold $11.9 million of mortgage-backed securities available for sale during 2011, compared to $37.8 million sold during 2010. The Bank recorded net losses from the sales of other real estate owned of $68,000 for 2011, compared to $523,000 for 2010, in management’s best efforts to convert these nonperforming assets into earning assets. The Bank sold $5.7 million of other real estate owned during 2011, compared to $12.6 million sold during 2010.

Noninterest Expenses. Noninterest expenses increased to $28.0 million for 2011, from $26.7 million for 2010. Compensation and fringe benefits, the largest component of these expenses, declined to $14.9 million in 2011, from $15.6 million in 2010. The Bank’s full-time equivalent employees declined to 251 at December 31, 2011, from 281 at December 31, 2010, reflecting management’s efforts of controlling human resources costs, while simultaneously maintaining sufficient staffing levels necessary to support retail customer service, credit administration and banking operations. FDIC insurance premiums were $1.2 million for both 2011 and 2010, reflecting the volume of insured deposit accounts during the respective reporting periods, and changes in the FDIC’s deposit insurance assessment calculation. The FDIC changed their deposit insurance assessment calculation during 2011 to be based on assets and tier one capital versus on deposits. Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of other real estate owned properties increased to $2.0 million for 2011, from to $534,000 for 2010. Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective reporting periods.

Income Taxes. The Company recorded an $848,000 income tax expense for 2011, compared to a $1.8 million income tax benefit for 2010. Pretax income increased to $2.4 million for 2011, from a pretax operating loss of $4.2 million for 2010. Changes in the amount of income tax expense or benefit reflect changes in pretax income or loss, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax expense rate for 2011 was 35.3%, compared to an effective income tax benefit rate of 43.1% for 2010. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009.

General. The Company reported a net operating loss of $2.4 million for the year ended December 31, 2010, compared to net income of $7.0 million for the year ended December 31, 2009. The net loss per diluted common share was $0.24 per share for 2010, compared to net income per diluted common share of $0.72 per share for 2009.

The decline in net earnings during 2010 resulted primarily from the increased volume of provisions for credit losses required to replenish net charge-offs and to strengthen the allowance for credit losses, and changes in the volume of earning and non-earning assets between the respective reporting periods, while being partially offset by an increase in net interest income and a consistent level of non-interest income.

Return on average assets (ROA) and return on average equity (ROE), were negatively impacted in 2010 based on the reported net operating loss. ROA declined to (0.3)% for 2010, from 0.8% for 2009; while ROE declined to (2.7)% for 2010, from 8.0% for 2009. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) increased to 59.7% for 2010, from 57.6% for 2009.

Interest Income. Interest income declined to $42.9 million for 2010, from $49.1 million for 2009. This decline was impacted by lower interest rates during 2010; the increased volume of nonperforming loans; the decline in the volume of average earning assets; a slowdown of loan originations; and increased volume of other real estate owned. The average balance of interest-earning assets declined to $738.1 million for 2010, from $800.9 million for 2009. The yield on average interest-earning assets declined to 5.8% for 2010, from 6.1% for 2009.

Interest Expense. Interest expense declined to $9.0 million for 2010, from $16.1 million for 2009. This decline reflects the decline in interest rates paid for funds and a decline in the volume of average interest-bearing liabilities. Average interest-bearing liabilities declined to $623.2 million for 2010, from $679.3 million for 2009. Average noninterest-bearing demand deposits increased to $94.7 million for 2010, from $90.6 million for 2009. The average cost of funds, including noninterest-bearing deposits, declined to 1.3% for 2010, from 2.1% for 2009, reflecting a combination of lower interest rates, the repayment of higher costing borrowings and management’s efforts to control the Bank’s funding cost.

Net Interest Income. Net interest income increased to $33.9 million for 2010, from $33.0 million for 2009. The increase in net interest income during 2010 is primarily attributable to lower market interest rates and management’s efforts to control funding cost. The net yield on interest-earning assets increased to 4.6% for 2010, from 4.1% for 2009. The interest rate spread increased to 4.6% for 2010, from 4.0% for 2009.

Provision for Credit Losses. The Bank recorded $22.2 million of provisions for credit losses during 2010, compared to $7.2 million provided in 2009. These provisions were necessary to replenish net charge-offs of $16.8 million for 2010, compared to $5.4 million for 2009, and to maintain the allowance for credit losses at an appropriate level in consideration of the inherent risk identified in the loan and lease portfolio, while providing support for the current volume of nonperforming loans previously discussed.

The Bank maintains allowances for loan and lease losses and unfunded loan commitments (collectively the “allowance for credit losses”) based on management’s evaluation of the risk inherent in the loan and lease portfolio and past loss experience. The allowance for credit losses was $19.1 million at December 31, 2010, compared to $13.7 million at December 31, 2009. The ratio of the allowance for credit losses to total loans and leases was 3.0% at December 31, 2010, compared to 2.0% at December 31, 2009, which the Bank believes is appropriate.

Noninterest Income. Noninterest income declined to $10.8 million for 2010, from $11.0 million for 2009. During 2010 and 2009, the Bank maintained a consistent level of revenue across loan and deposit service offerings. Fees, service charges and loan servicing fees declined to $7.6 million for 2010, from $8.1 million for 2009. Fees, service charges and loan servicing fees are attributable to the volume of various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains from mortgage loan sales were $1.2 million for both 2010 and 2009. Proceeds from sales of loans were $39.1 million for 2010, compared to $34.3 million for 2009. Gains from sales of investment and mortgage-backed securities increased to $1.7 million for 2010, from $918,000 for 2009. The Bank sold $38.3 million of these securities during 2010, compared to $20.9 million sold in 2009. The Bank recorded losses from the sales of other real estate owned of $523,000 for 2010, compared to $201,000 for 2009. The Bank sold $12.6 million of other real estate owned during 2010, compared to $10.5 million sold during 2009.

Noninterest Expenses. Noninterest expenses increased to $26.7 million for 2010, from $25.3 million in 2009. The largest component of these expenses, compensation and fringe benefits, increased to $15.6 million in 2010 from $14.1 million in 2009. Full-time equivalent employees increased to 281 at December 31, 2010, from 278 at December 31, 2009, reflecting staffing levels necessary to support retail customer service, credit administration and banking operations. The increase also includes increased costs of employee group health insurance, retirement benefits and an expanded training program. FDIC insurance premiums declined to $1.2 million for 2010 from $1.3 million for 2009, reflecting the volume of insured deposit accounts and the FDIC’s risk-based deposit insurance premiums. Expenses attributable to maintaining other real estate owned declined to $534,000 for 2010 from to $905,000 for 2009. Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes. The Company recognized a $1.8 million income tax benefit for 2010, compared to income tax expense of $4.4 million for 2009. The pretax operating loss was $4.2 million for 2010, compared to pretax income of $11.4 million for 2009. Changes in the amount of income tax expense or benefit reflect changes in pretax income or loss, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax benefit rate was 43.1% for 2010, compared to an effective income tax expense rate of 38.3% for 2009.

Impact of Inflation and Changing Prices. The consolidated financial statements of the Company and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. They require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Accounting Standards Codification™. The Financial Accounting Standards Board (“FASB”) has issued the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. All previous US GAAP standards issued by a standard setter are superseded and all other accounting literature not included in the Codification will be considered non authoritative. See Note 1 of the Notes to Consolidated Financial Statements for additional information on recent accounting pronouncements and changes in accounting principles, the respective effective and adoption dates, and the expected impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements. The Bank is a party to certain financial instruments with off-balance sheet risk, to which in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. See Item 1. Business –“Lending Activities – Unfunded Commitments Composition” and Note 16 of the Notes to Consolidated Financial Statements for additional information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required for a Smaller Reporting Company

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statements of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. First South Bancorp, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2011 and 2010 and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First South Bancorp, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2012 expressed an unqualified opinion.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 28, 2012

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$14,298,146	$14,684,377
Interest-bearing deposits in financial institutions	18,476,173	29,749,236
Mortgage-backed securities - available for sale	138,515,210	98,637,742
Mortgage-backed securities - held for investment	-	244,836
Loans receivable, net
Held for sale	6,435,983	4,464,040
Held for investment	533,960,226	620,440,530
Allowance for loan and lease losses	(15,194,014)	(18,830,288)
Loans and leases receivable, net	525,202,195	606,074,282
Premises and equipment, net	11,679,430	9,162,538
Other real estate owned	17,004,874	11,616,390
Federal Home Loan Bank of Atlanta stock, at cost which approximates market	1,886,900	3,474,900
Accrued interest receivable	2,210,314	2,336,527
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,237,161	1,357,659
Identifiable intangible assets	70,740	102,180
Income tax receivable	2,194,677	2,864,993
Prepaid expenses and other assets	9,946,459	12,721,610

Total assets	$746,940,855	$797,245,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$243,719,526	$234,501,026
Savings	28,988,522	24,498,789
Large denomination certificates of deposit	195,429,182	222,578,449
Other time	174,479,477	207,886,450

Total deposits	642,616,707	689,464,714

Borrowed money	2,096,189	11,503,110
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,804,687	6,454,818

Total liabilities	662,827,583	717,732,642

Commitments and contingencies (Note 16)

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,815,098	35,795,586
Retained earnings, substantially restricted	76,510,081	74,956,772
Treasury stock at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	3,657,849	630,602

Total stockholders' equity	84,113,272	79,513,204

Total liabilities and stockholders' equity	$746,940,855	$797,245,846

The accompanying notes are an integral part of these consolidated financial statements.

 FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income
Interest and fees on loans	$34,422,548	$38,843,771	$45,211,260
Interest and dividends on investments and deposits	4,880,827	4,027,268	3,848,639

Total interest income	39,303,375	42,871,039	49,059,899

Interest expense
Interest on deposits	7,189,999	8,301,551	14,459,345
Interest on borrowings	31,965	384,161	1,244,664
Interest on junior subordinated debentures	334,219	333,689	389,677

Total interest expense	7,556,183	9,019,401	16,093,686

Net interest income before provision for credit losses	31,747,192	33,851,638	32,966,213
Provision for credit losses	10,812,754	22,151,787	7,180,000

Net interest income	20,934,438	11,699,851	25,786,213

Other income
Fees and service charges	6,067,185	6,864,083	7,377,019
Loan servicing fees	781,881	747,387	679,673
Loss on sale of other real estate owned, net	(68,365)	(523,173)	(200,732)
Gain on sale of mortgage loans	864,233	1,155,690	1,197,029
Gain on sale of mortgage-backed securities	518,614	1,682,453	-
Gain on sale of investment securities	-	2,406	917,866
Other income	1,256,477	915,022	988,865

Total other income	9,420,025	10,843,868	10,959,720

General and administrative expenses
Compensation and fringe benefits	14,946,438	15,583,817	14,118,842
Federal insurance premiums	1,233,377	1,158,544	1,253,627
Premises and equipment	1,703,121	1,741,462	1,823,628
Advertising	181,121	148,380	123,513
Payroll and other taxes	1,392,526	1,392,624	1,327,449
Data processing	2,558,390	2,576,386	2,452,593
Amortization of intangible assets	542,698	493,785	488,602
Other real estate owned expense	2,040,741	533,512	904,891
Other	3,354,936	3,096,324	2,851,656

Total general and administrative expenses	27,953,348	26,724,834	25,344,801

Income (loss) before income taxes	2,401,115	(4,181,115)	11,401,132
Income tax expense (benefit)	847,806	(1,801,319)	4,365,296

NET INCOME (LOSS)	1,553,309	(2,379,796)	7,035,836
Other comprehensive income (loss), net of taxes	3,027,247	308,325	(857,211)

Comprehensive income (loss)	$4,580,556	$(2,071,471)	$6,178,625

Net income (loss) per common share
Basic	$0.16	$(0.24)	$0.72
Diluted	$0.16	$(0.24)	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009

	Common stock	Additional paid-in capital	Retained earnings, substantially restricted	Treasury stock	Accumulated other comprehensive income, net	Total

Balance, December 31, 2008	$97,381	$35,924,426	$82,867,095	$(32,247,365)	$1,179,488	$87,821,025

Net income	-	-	7,035,836	-	-	7,035,836
Other comprehensive loss, net	-	-	-	-	(857,211)	(857,211)
Exercise of stock options	42	(62,804)	-	89,291	-	26,529
Tax benefit, stock options exercised	-	4,482	-	-	-	4,482
Stock based compensation expense	-	(24,740)	-	-	-	(24,740)
Dividends ($.80 per share)	-	-	(7,791,817)	-	-	(7,791,817)

Balance, December 31, 2009	97,423	35,841,364	82,111,114	(32,158,074)	322,277	86,214,104

Net loss	-	-	(2,379,796)	-	-	(2,379,796)
Other comprehensive income, net	-	-	-	-	308,325	308,325
Exercise of stock options	90	(131,524)	-	190,805	-	59,371
Tax benefit, stock options exercised	-	2,436	-	-	-	2,436
Stock based compensation benefit	-	83,310	-	-	-	83,310
Dividends ($.49 per share)	-	-	(4,774,546)	-	-	(4,774,546)

Balance, December 31, 2010	97,513	35,795,586	74,956,772	(31,967,269)	630,602	79,513,204

Net income	-	-	1,553,309	-	-	1,553,309
Other comprehensive income, net	-	-	-	-	3,027,247	3,027,247
Stock based compensation benefit	-	19,512	-	-	-	19,512

Balance, December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating activities:
Net income (loss)	$1,553,309	$(2,379,796)	$7,035,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	10,812,754	22,151,787	7,180,000
Depreciation	712,919	733,974	818,398
Amortization of intangibles	542,698	493,785	488,602
Accretion of discounts on securities, net	-	-	(63,241)
Deferred income taxes	636,624	(3,352,686)	(1,298,149)
Gain on disposal of premises and equipment	(324,034)	(5,796)	(5,566)
Loss on sale of other real estate owned	68,365	523,173	200,732
Gain on sale of loans held for sale	(864,233)	(1,155,690)	(1,197,029)
Gain on sale of mortgage-backed securities available for sale	(518,614)	(1,682,453)	-
Gain on sale of investment securities available for sale	-	(2,406)	(917,866)
Stock based compensation (income) expense	19,512	83,310	(24,740)
Originations of loans held for sale, net	(62,042,722)	(84,218,335)	(109,618,929)
Proceeds from sale of loans held for sale	23,709,162	39,086,569	34,347,308
Other operating activities	4,370,327	4,181,416	(4,018,215)
Net cash used in operating activities	(21,323,933)	(25,543,148)	(67,072,859)

Investing activities:
Proceeds from maturities of investment securities available for sale	-	-	20,000,000
Proceeds from sale of investment securities available for sale	-	507,406	20,917,866
Purchases of investment securities available for sale	-	-	(5,000,000)
Proceeds from principal repayments of mortgage-backed securities available for sale	14,468,342	10,755,044	10,558,314
Proceeds from sale of mortgage-backed securities available for sale	11,906,109	37,799,475	-
Proceeds from principal repayments of mortgage-backed securities held for investment	-	269,046	318,339
Originations of loans held for investment, net of principal repayments	57,516,432	10,970,396	64,040,224
Proceeds from disposal of premises and equipment	385,050	5,796	11,813
Proceeds from disposal of other real estate owned	5,682,747	12,558,072	10,543,291
Purchase of mortgage-backed securities	(23,087,178)	-	-
Sale of FHLB stock	1,588,000	414,600	(230,900)
Purchase of premises and equipment	(2,539,935)	(1,356,753)	(314,475)
Net cash provided by investing activities	65,919,567	71,923,082	120,844,472

Financing activities:
Net increase (decrease) in deposit accounts	(46,848,007)	953,656	(27,915,738)
Net decrease in FHLB borrowings	(10,000,000)	(25,000,000)	(10,000,000)
Proceeds from exercise of stock options, net of tax benefit	-	61,807	31,011
Cash paid for dividends	-	(6,722,670)	(7,790,977)
Net change in repurchase agreements	593,079	(877,278)	(5,178,104)
Net cash used in financing activities	(56,254,928)	(31,584,485)	(50,853,808)

Increase (decrease) in cash and cash equivalents	(11,659,294)	14,795,449	2,917,805
Cash and cash equivalents, beginning of year	44,433,613	29,638,164	26,720,359
Cash and cash equivalents, end of year	$32,774,319	$44,433,613	$29,638,164

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2011 and 2010 and for the Years Ended December 31, 2011, 2010 and 2009

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

First South Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia. First South Bank (the "Bank"), the wholly owned subsidiary of the Company, is organized and incorporated under the laws of the State of North Carolina. The Federal Reserve Board regulates the Company, and the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks regulate the Bank.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid assets such as cash on hand, non-interest bearing deposits and amounts in clearing accounts due from correspondent banks and clearing balances required to be maintained with the Federal Reserve. At times, the Bank places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held for investment (“HFI”) and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale (“AFS”) securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

A decline in the market value of any AFS or HFI security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable held for investment are stated at the amount of unpaid principal, reduced by an allowance for probable credit losses and net of deferred origination fees. Interest on loans is accrued based on the principal amount outstanding and is recognized using the interest method.

Loan origination fees, as well as certain direct loan origination costs, are deferred. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans.

Commitment fees to originate or purchase loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment. Fees for originating loans for other financial institutions are recognized as loan fee income.

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

At December 31, 2011, there were $78.9 million of loans identified as impaired, net of $13.4 million in write-downs, compared to$35.3 million of loans identified as impaired, net of $6.0 million in write-downs at December 31, 2010. The allowance for loan losses included $1.6 million and $3.2 million specifically provided for these impaired loans as of December 31, 2011 and 2010, respectively. Interest income recognized on impaired loans for the years ended December 31, 2011 and 2010 was $3.9 million and $1.1 million, respectively.

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

As a part of its normal business operations, the Bank originates mortgage loans that have been approved by secondary investors. The Bank issues a rate lock commitment to a borrower and concurrently “locks-in” with a secondary market investor, under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized when the loan is sold on the Statement of Operations in the line item “Gain on sale of mortgage loans”. Between the initial funding of the loans by the Bank and subsequent purchase by the investor, the Bank carries the loans on its Consolidated Statement of Financial Condition at the lower of cost or fair market value.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortization where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

TROUBLED DEBT RESTRUCTURINGS

The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but are not limited to any one or a combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports. Not all loan modifications constitute troubled debt restructurings (“TDRs”). Identifying whether a loan restructuring is a TDR is based upon individual facts and circumstances and requires the use of judgment on a loan-by-loan basis. The Bank must first determine if the borrower is experiencing financial difficulty. A restructuring constitutes a TDR if for economic or legal reasons related to an individual borrower’s financial condition, the Bank grants a concession to the borrower that would not otherwise be considered. A restructuring that results in only a delay in payment that is insignificant is not a concession.

OTHER REAL ESTATE OWNED

Assets acquired through loan foreclosure are recorded as other real estate (“OREO”) owned at the lower of the estimated fair value of the property less estimated costs to sell at the date of foreclosure or the carrying amount of the loan plus unpaid accrued interest. The carrying amount is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. Valuation adjustments recognized during the years ended December 31, 2011, 2010 and 2009 were $2.5 million, $3.2 million and $2.2 million, respectively.

MORTGAGE SERVICING RIGHTS

When mortgage loans, or mortgage-backed securities, are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair values.

Servicing assets and liabilities are amortized on a straight line basis over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value.

The Company recorded amortization of mortgage servicing rights of $511,258, $462,345 and $457,162 for prepayments during the years ended December 31, 2011, 2010 and 2009, respectively. There were no impairments recognized during the years ended December 31, 2011, 2010 and 2009.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation or amortization, if a capital lease. Depreciation and amortization are computed using the straight-line method based on the estimated service lives of the assets. Useful lives range from 10 to 40 years for substantially all premises and from 3 to 20 years for equipment and fixtures.

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 20% of the Bank’s total assets plus an activity based stock component of 4.5% of outstanding FHLB advances. At December 31, 2011 and 2010, the Bank owned 18,869 and 34,749 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2011.

GOODWILL AND INTANGIBLE ASSETS

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangible assets resulting from branch offices acquired in 2004 are amortized on a straight-line basis over 10 years. Amortization expense of $31,440 per year was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

INCOME TAXES

The Bank adopted FASB ASC 740-10 regarding uncertain income tax positions in 2008.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Bank has determined that it has no uncertain income tax positions as of December 31, 2011.  Also, the Bank does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Bank's income tax returns for years ended after December 31, 2007 remain open for examination.

The Bank includes interest and penalties in the financial statements as a component of income tax expense.  No interest or penalties are included in the Bank's income tax expense for the years ended December 2011, 2010 and 2009.

SEGMENT INFORMATION

The Company follows financial accounting standards which specify guidelines for determining its operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates in one business segment, the providing of general commercial financial services to customers located in its market areas. The various products are those generally offered by community banks. The allocation of Bank resources is based on overall performance of the Bank, rather than individual branches or products.

ADVERTISING

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, the Company incurred advertising expense totaling $181,121, $148,380 and $123,513, respectively.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME

The Company's other comprehensive income (loss) relates to unrealized gains (losses) on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years ended December 31,
	2011	2010	2009
Unrealized gains (losses) on securities available for sale	$5,175,441	$509,628	$(1,416,877)
Income tax benefit (expense)	(2,148,194)	(201,303)	559,666
Other comprehensive income (loss), net	$3,027,247	$308,325	$(857,211)

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING PRINCIPLES

The following summarizes recent accounting pronouncements and their expected impact on the Company.

In April 2011, the FASB issued new guidance on A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.   This guidance helps a creditor determine if (1) a concession on a loan has been granted and (2) whether a debtor is experiencing financial difficulties.  A creditor must conclude that both conditions exist for a loan to be considered a troubled debt restructuring.  This guidance was effective for reporting periods beginning after June 15, 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued new guidance on Reconsideration of Effective Control for Repurchase Agreements. This guidance improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance is effective for reporting periods beginning after December 15, 2011. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In May 2011, the FASB issued new guidance on Fair Value Measurement. This guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2011. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In June 2011, the FASB issued new guidance on Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2011. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In September 2011, the FASB issued new guidance on Testing Goodwill for Impairment. This guidance simplifies how an entity tests goodwill for impairment and allows an option to first assess qualitative factors to determine whether it is necessary to perform the two-step qualitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for reporting periods beginning after December 15, 2011. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In December 2011, the FASB issued new guidance on Derecognition of in Substance Real Estate – a Scope Clarification. This guidance provides clarification for when a parent company ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance is effective for reporting periods beginning after June 15, 2012. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In December 2011, the FASB issued new guidance on Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting (netting assets and liabilities) and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for reporting periods beginning on or after January 1, 2013. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In December 2011, the FASB issued new guidance on Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance is being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are effective for reporting periods beginning after December 15, 2011. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

2. MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of mortgage-backed securities, with gross unrealized gains and losses at December 31, 2011 and 2010, by contractual maturity are summarized as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale, maturing in:
One to five years	$481	$29	$-	$510
Five to ten years	835	62	-	897
After ten years	130,981	6,127	-	137,108
Total	$132,297	$6,218	$-	$138,515

Held for investment, maturing in:
One to five years	$-	$-	$-	$-
Total	$-	$-	$-	$-

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale, maturing in:
One to five years	$722	$67	$-	$789
Five to ten years	1,004	51	-	1,055
After ten years	95,869	1,291	366	96,794
Total	$97,595	$1,409	$366	$98,638

Held for investment, maturing in:
One to five years	$245	$6	$-	$251
Total	$245	$6	$-	$251

In December 2011, the remaining $96,371 principal balance of the above listed mortgage-backed security classified as held for investment was transferred to available for sale. This held for investment security did not receive full value as qualifying for regulatory liquidity. In addition, due to a remaining maturity of less than one year, changes in market interest rates and faster payment speeds qualified as a material change in circumstances requiring this security to be reclassified as available for sale.

2. MORTGAGE-BACKED SECURITIES (Continued)

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities with a carrying value of $11,906,109, $37,799,475 and $0 were sold during the years ended December 31, 2011, 2010 and 2009, respectively. Mortgage-backed securities with an amortized cost of $5,103,314 and $4,757,207 were pledged as collateral for public deposits and repurchase agreements at December 31, 2011 and 2010, respectively.

The Company had no mortgage-backed securities with an unrealized loss position at December 31, 2011. The following table shows mortgage-backed securities’ gross unrealized losses, fair value and length of time the securities had been in a continuous unrealized loss position at December 31, 2010.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$23,314	$254	$10,306	$112	$33,620	$366

At December 31, 2010, the Bank had four mortgage-backed securities with an unrealized loss for twelve or more consecutive months totaling $112,000. Eight mortgage-backed securities had unrealized losses for less than twelve months totaling $254,000 at December 31, 2010. Management of the Bank believes all unrealized losses as of December 31, 2010 represent temporary impairments related to the current interest rate environment.

3. LOANS RECEIVABLE

Loans receivable at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Mortgage loans	$68,240,305	$56,502,887
Consumer loans	76,428,195	82,478,462
Commercial loans	389,211,447	479,081,436
Lease receivables	7,578,318	8,147,973
Total	541,458,265	626,210,758
Less: Allowance for loan losses	(15,194,014)	(18,830,288)
Deferred loan fees, net	(1,062,056)	(1,306,188)
Loans receivable, net	$525,202,195	$606,074,282

The Bank has pledged its eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (See Note 11).

During the years ended December 31, 2011, 2010, and 2009 the Bank exchanged loans with outstanding principal balances of $37,225,850, $48,372,395 and $75,485,932, respectively, with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities of equal value.

The Bank originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as either held for sale or for investment purposes. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date. Loans receivable held for sale at December 31, 2011 and 2010 are fixed rate mortgage loans with an estimated market value of $6,673,835 and $4,691,967, respectively. Net gains on sales of loans receivable held for sale amounted to $864,233, $1,155,690 and $1,197,029 for the years ended December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011 and 2010, the Bank purchased $5,417,749 and $25,375,342 of commercial real estate loans, respectively.

3. LOANS RECEIVABLE (Continued)

The following table details non-accrual loans, including TDR loans accounted for on a non-accrual basis, segregated by class of financing receivables at the dates indicated. Prior period tables are based on historic loan classifications.

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$701	$1,549
Commercial real estate	18,059	10,517
Commercial construction	633	1,291
Commercial non-real estate	17	18
Commercial unsecured	44	9
Consumer real estate	1,866	797
Home equity lines of credit	287	99
Consumer non-real estate	-	11
Consumer unsecured	1	1
Total loans accounted for on a non-accrual basis	21,608	14,292

TDR loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	414	-
Commercial real estate	6,888	10,910
Commercial construction	157	-
Commercial non-real estate	1,509	1,497
Consumer real estate	202	-
Total Past Due TDRs	9,170	12,407
Current TDRs:
Residential mortgage	-	508
Commercial real estate	9,406	11,743
Commercial construction	2,704	2,315
Commercial non-real estate	19	-
Commercial unsecured	16	-
Consumer real estate	102	-
Total Current TDRs	12,247	14,566
Total TDR loans accounted for on a non-accrual basis	21,417	26,973
Total non-performing loans	$43,025	$41,265
Percentage of total loans, net	8.2%	6.8%
Other real estate owned	$17,005	$11,616
Total non-performing assets	$60,030	$52,881

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1,480,906, $1,536,936, and $470,734, respectively, at December 31, 2011, 2010 and 2009, respectively.

3. LOANS RECEIVABLE (Continued)

The following table sets forth information with respect to the Bank’s nonperforming assets, including TDR loans accounted for on a non-accrual basis, segregated by historic loan classifications at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage	$247	$382	$798
Commercial real estate	4,597	9,183	6,588
Commercial business	-	51	26
Consumer	994	1,111	143
Total nonaccrual loans	5,838	10,727	7,555
TDR Loans:
Residential mortgage	-	-	-
Commercial real estate	4,343	4,275	-
Commercial business	-	-	-
Consumer	-	-	-
Total TDR loans	4,343	4,275	-
Total nonperforming loans	$10,181	$15,002	$7,555
Percentage of total loans, net	1.55%	2.01%	0.99%
Other real estate owned	$10,561	$7,711	$1,602
Total nonperforming assets	$20,742	$22,713	$9,157

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2011 and 2010, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2011	(In thousands)
Residential mortgage	$2,998	$2,040	$1,626	$6,664	$61,576	$68,240	$511
Commercial real estate	6,626	5,240	15,372	27,238	318,850	346,088	520
Commercial construction	-	-	790	790	24,651	25,441	-
Commercial non-real estate	-	534	1,514	2,048	12,803	14,851	-
Commercial unsecured	4	-	-	4	2,828	2,832	-
Lease receivables	169	-	5	174	7,404	7,578	-
Consumer real estate	1,322	494	379	2,195	38,851	41,046	-
Home equity lines of credit	204	198	181	583	29,896	30,479	-
Consumer non-real estate	2	-	-	2	2,498	2,500	-
Consumer unsecured	4	1	-	5	2,398	2,403	-
Total	$11,329	$8,507	$19,867	$39,703	$501,755	$541,458	$1,031

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2010	(In thousands)
Residential mortgage	$414	$2,389	$1,920	$4,723	$51,780	$56,503	$1,150
Commercial real estate	13,297	4,958	13,649	31,904	377,169	409,073	1,593
Commercial construction	500	484	851	1,835	45,692	47,527	-
Commercial non-real estate	12	1,537	18	1,567	16,213	17,780	-
Commercial unsecured	64	46	-	110	4,591	4,701	-
Lease receivables	-	-	-	-	8,148	8,148	-
Consumer real estate	611	1,002	439	2,052	39,170	41,222	-
Home equity lines of credit	280	76	14	370	35,027	35,397	-
Consumer non-real estate	59	-	11	70	2,825	2,895	-
Consumer unsecured	161	1	-	162	2,803	2,965	-
Total	$15,398	$10,493	$16,902	$42,793	$583,418	$626,211	$2,743

3. LOANS RECEIVABLE (Continued)

The following tables present information on loans that were considered impaired as of December 31, 2011 and 2010. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2011, impaired loans included $36.8 million of impaired TDRs, compared to $22.4 million at December 31, 2010.

December 31, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$62,505	$74,021	$-	$70,143	$3,177
Commercial construction	3,868	4,159	-	4,008	121
Commercial non-real estate	2,230	2,900	-	2,395	85
Commercial unsecured	211	247	-	235	11
Consumer real estate	1,543	2,253	-	1,716	93
Home equity lines of credit	270	270	-	271	14
Consumer non-real estate	28	35	-	35	2
Consumer unsecured	1	179	-	2	5
Subtotal:	70,656	84,064	-	78,805	3,508

With an allowance recorded:
Commercial real estate	7,152	7,152	1,158	7,210	328
Commercial unsecured	50	50	1	50	2
Consumer real estate	937	937	451	947	47
Consumer unsecured	95	95	1	95	2
Subtotal:	8,234	8,234	1,611	8,302	379

Totals:
Commercial	76,016	88,529	1,159	84,041	3,724
Consumer	2,874	3,769	452	3,066	163
Grand Total:	$78,890	$92,298	$1,611	$87,107	$3,887

December 31, 2010	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$19,127	$23,147	$-	$20,345	$500
Commercial construction	1,460	1,868	-	1,592	55
Commercial non-real estate	1,551	2,043	-	1,883	57
Commercial unsecured	10	10	-	10	-
Consumer real estate	332	752	-	429	14
Home equity lines of credit	1	1	-	1	1
Consumer non-real estate	11	11	-	12	1
Subtotal:	22,492	27,832	-	24,272	628

With an allowance recorded:
Commercial real estate	12,026	12,576	2,846	11,943	415
Commercial construction	454	550	95	518	20
Commercial non-real estate	19	19	19	19	1
Commercial unsecured	54	54	54	54	2
Consumer real estate	156	156	91	157	6
Home equity lines of credit	83	83	83	84	4
Subtotal:	12,792	13,438	3,188	12,775	448

Totals:
Commercial	34,701	40,267	3,014	36,364	1,050
Consumer	583	1,003	174	683	26
Grand Total:	$35,284	$41,270	$3,188	$37,047	$1,076

3. LOANS RECEIVABLE (Continued)

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

3. LOANS RECEIVABLE (Continued)

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

3. LOANS RECEIVABLE (Continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2011 and 2010, respectively:

December 31, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)

1-Excellent	$-	$-	$-	$-
2-Above Average	1,481	-	581	45
3-Average	25,660	2,506	1,581	451
4-Acceptable	166,476	11,727	9,109	1,638
5-Watch	62,543	4,417	1,221	324
6-Special Mention	32,009	1,928	130	216
7-Substandard	57,919	4,863	2,229	158
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$346,088	$25,441	$14,851	$2,832

December 31, 2011
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$35,931	$29,902	$2,472	$2,285
6-Special Mention	2,814	115	-	22
7-Substandard	2,301	462	28	96
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,046	$30,479	$2,500	$2,403

December 31, 2011
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$67,034	$7,500
6-Special Mention	91	-
7-Substandard	1,115	78
8-Doubtful	-	-
9-Loss	-	-
Total	$68,240	$7,578

December 31, 2010
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,168	487	11	99
3-Average	22,336	6,433	1,510	666
4-Acceptable	236,338	21,207	12,301	2,793
5-Watch	62,007	11,273	2,084	683
6-Special Mention	34,506	3,279	92	392
7-Substandard	51,718	4,848	1,755	68
8-Doubtful	-	-	27	-
9-Loss	-	-	-	-
Total	$409,073	$47,527	$17,780	$4,701

3. LOANS RECEIVABLE (Continued)

December 31, 2010
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$40,295	$35,298	$2,884	$2,964
6-Special Mention	-	-	-	-
7-Substandard	927	99	11	1
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,222	$35,397	$2,895	$2,965

December 31, 2010
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$53,772	$7,959
6-Special Mention	674	-
7-Substandard	2,057	189
8-Doubtful	-	-
9-Loss	-	-
Total	$56,503	$8,148

4. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments for the years ended December 31, 2011, 2010 and 2009, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2008	$11,617,706	$339,995	$11,957,701
Provisions for credit losses	7,279,713	(99,713)	7,180,000
Loans charged off	(5,774,831)	-	(5,774,831)
Recoveries	381,352	-	381,352
Balance at December 31, 2009	13,503,940	240,282	13,744,222
Provisions for credit losses	22,155,367	(3,580)	22,151,787
Loans charged off	(17,783,337)	-	(17,783,337)
Recoveries	954,318	-	954,318
Balance at December 31, 2010	18,830,288	236,702	19,066,990
Provisions for credit losses	10,812,754	17,041	10,829,795
Loans charged off	(15,106,158)	-	(15,106,158)
Recoveries	657,130	-	657,130
Balance at December 31, 2011	$15,194,014	$253,743	$15,447,757

4. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is a summary of activity in the allowance for credit losses with charge-off and recovery by class of financing receivable for the periods indicated:

	December 31, 2011	December 31, 2010
	(In thousands)
Allowance for loan and lease losses at beginning of period	$18,830	$13,504
Allowance for unfunded commitments at beginning of period	237	240
Total allowance for credit losses at beginning of period	19,067	13,744

Provision for loan and lease losses	10,813	22,155
Provision for unfunded commitments	17	(3)

Loans charged-off:
Residential mortgage	(445)	(44)
Commercial real estate	(12,029)	(11,504)
Commercial construction	(521)	(2,743)
Commercial non-real estate	(179)	(599)
Commercial unsecured	(119)	(216)
Lease receivables	(207)	(6)
Consumer real estate	(912)	(1,893)
Home equity lines of credit	(484)	(728)
Consumer non-real estate	(18)	(1)
Consumer unsecured	(192)	(49)
Total charge-offs	(15,106)	(17,783)

Recoveries of loans previously charged-off:
Residential mortgage	1	-
Commercial real estate	370	258
Commercial construction	112	428
Commercial non-real estate	15	61
Commercial unsecured	33	23
Consumer real estate	42	145
Home equity lines of credit	67	10
Consumer non-real estate	8	20
Consumer unsecured	9	9
Total recoveries	657	954

Net charge-offs	(14,449)	(16,829)

Allowance for loan and lease losses at end of period	15,194	18,830
Allowance for unfunded commitments at end of period	254	237
Total allowance for credit losses at end of period	$15,448	$19,067

4. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the periods ended December 31, 2011 and December 31, 2010, respectively:

	December 31, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential mortgage	$358	$(445)	$1	$2,090	$2,004	$68,240
Commercial real estate	10,718	(256)	66	(2,411)	8,117	276,431
Commercial construction	1,192	(34)	3	(528)	633	21,573
Commercial non-real estate	316	-	6	49	371	12,621
Commercial unsecured	74	(37)	32	6	75	2,571
Lease receivables	148	(207)	-	282	223	7,578
Consumer real estate	1,653	(130)	23	(414)	1,132	38,566
Home equity lines of credit	1,102	(86)	64	(193)	887	30,209
Consumer non-real estate	29	(6)	4	46	73	2,472
Consumer unsecured	52	(70)	8	78	68	2,307
Total	15,642	(1,271)	207	(995)	13,583	462,568
Individually evaluated:
Commercial real estate	2,846	(11,773)	304	9,783	1,160	69,657
Commercial construction	95	(487)	109	283	-	3,868
Commercial non-real estate	19	(179)	9	151	-	2,230
Commercial unsecured	54	(82)	1	27	-	261
Consumer real estate	91	(782)	19	1,122	450	2,480
Home equity lines of credit	83	(398)	3	312	-	270
Consumer non-real estate	-	(12)	4	8	-	28
Consumer unsecured	-	(122)	1	122	1	96
Total	3,188	(13,835)	450	11,808	1,611	78,890
Grand Total	$18,830	$(15,106)	$657	$10,813	$15,194	$541,458

	December 31, 2010
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential mortgage	$377	$(44)	$-	$25	$358	$56,503
Commercial real estate	6,192	(1,098)	39	5,585	10,718	377,920
Commercial construction	712	(1,243)	48	1,675	1,192	45,613
Commercial non-real estate	142	(107)	61	220	316	16,210
Commercial unsecured	72	(216)	23	195	74	4,637
Lease receivables	154	(6)	-	-	148	8,148
Consumer real estate	428	(718)	67	1,876	1,653	40,734
Home equity lines of credit	280	(328)	10	1,140	1,102	35,313
Consumer non-real estate	14	(1)	20	(4)	29	2,884
Consumer unsecured	16	(49)	9	76	52	2,965
Total	8,387	(3,810)	277	10,788	15,642	590,927
Individually evaluated:
Commercial real estate	4,981	(10,406)	219	8,052	2,846	31,153
Commercial construction	82	(1,500)	380	1,133	95	1,914
Commercial non-real estate	-	(492)	-	511	19	1,570
Commercial unsecured	54	-	-	-	54	64
Consumer real estate	-	(1,175)	78	1,188	91	488
Home equity lines of credit	-	(400)	-	483	83	84
Consumer non-real estate	-	-	-	-	-	11
Total	5,117	(13,973)	677	11,367	3,188	35,284
Grand Total	$13,504	$(17,783)	$954	$22,155	$18,830	$626,211

5. TROUBLED DEBT RESTRUCTURINGS

The following table details performing troubled debt restructured (TDR) loans at December 31, 2011 and 2010, segregated by class of financing receivable, as the classification have been revised in 2011. Prior period tables for December 31, 2009, 2008 and 2007 are based on historic loan classifications.

	December 31 2011	December 31, 2010
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential mortgage	$-	$426
Commercial real estate	22,489	26,213
Commercial construction	1,401	4,129
Commercial non-real estate	15	189
Commercial unsecured	49	127
Consumer real estate	1,406	222
Consumer non-real estate	28	28
Total performing TDR loans accounted for on an accrual basis	$25,388	$31,334
Percentage of total loans, net	4.8%	5.2%

The following table details performing TDR loans, segregated by historic loan classifications at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
Performing TDR loans:
Residential mortgage	$-	$-	$-
Commercial real estate	11,279	5,731	-
Commercial business	108	54	-
Consumer	225	1,075	-
Total performing TDR loans	$11,612	$6,860	$-

The following table presents a roll forward of the Bank’s performing TDR loans for the years ended December 31, 2011 and December 31, 2010, respectively:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
December 31, 2011
Residential mortgage	$426	$-	$-	$(426)	$-
Commercial	30,658	30,440	-	(37,145)	23,953
Consumer	250	1,721	-	(536)	1,435
Total	$31,334	$32,161	$-	$(38,107)	$25,388

December 31, 2010
Residential mortgage	$-	$426	$-	$-	$426
Commercial	11,387	30,256	-	(10,985)	30,658
Consumer	225	28	-	(3)	250
Total	$11,612	$30,710	$-	$(10,988)	$31,334

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

5. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s non-performing TDR loans for the years ended December 31, 2011 and December 31, 2010, respectively:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
December 31, 2011
Residential mortgage	$508	$-	$-	$(94)	$414
Commercial	26,465	13,711	(6,335)	(13,142)	20,699
Consumer	-	823	(517)	(2)	304
Total	$26,973	$14,534	$(6,852)	$(13,238)	$21,417

December 31, 2010
Residential mortgage	-	$508	$-	$-	$508
Commercial	4,343	27,316	(3,654)	(1,540)	26,465
Consumer	-	-	-	-	-
Total	$4,343	$27,824	$(3,654)	$(1,540)	$26,973

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the year ended December 31, 2011, certain of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period. Following are the amounts of the subsequent defaults based on loan portfolio segment (in thousands): residential mortgage - none; commercial - $2,368; and consumer - none.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

6. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned during the year ended December 31, 2011.

					Transfer to
	Balance			Fair Value	Premises and	Balance
	12-31-10	Additions	Sales, net	Adjustments	Equipment	12-31-11
	(In thousands)
Other Real
Estate Owned	$11,616	$14,515	$(5,827)	$(2,548)	$(751)	$17,005

At December 31, 2011, other real estate owned consisted of 28 single-family residences, 44 vacant lots, one residential subdivision containing raw land and 42 developed lots, eight land loans and ten commercial properties.

7. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2011	2010
Land	$3,219,079	$3,118,489
Office buildings and improvements	8,993,956	8,053,862
Furniture, fixtures and equipment	6,187,715	5,784,169
Vehicles	579,473	644,499
Construction in process	1,687,284	138,853
	20,667,507	17,739,872
Less accumulated depreciation	8,988,077	8,577,334
Total	$11,679,430	$9,162,538

7. PREMISES AND EQUIPMENT (Continued)

The Company leases certain branch facilities and equipment under separate agreements that expire at various dates through January 31, 2018. Rental expense of $574,692, $594,028 and $597,146 during the years ended December 31, 2011, 2010 and 2009, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2012	$492,203
2013	358,010
2014	75,531
2015	52,192
2016	29,792
Thereafter	32,097
Total	$1,039,825

8. DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits were as follows:

2012	$303,621,885
2013	47,344,263
2014	18,462,271
2015	385,070
2016	95,170
Thereafter	-
Total time deposits	$369,908,659

The aggregate amount of time deposits with balances of $100,000 or more as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Total	$195,429	$222,578

9. EMPLOYEE BENEFIT PLANS

The Company participates in a defined contribution plan which covers substantially all employees. During the years ended December 31, 2011, 2010 and 2009, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. The Company makes matching contributions of 100% of employees' contributions up to 5% of the employees' salaries.

The plan provides that employees' contributions are 100% vested at all times and the Bank's contributions vest 25% for each year of service. The expenses related to the Company's contributions to this plan for the years ended December 31, 2011, 2010 and 2009 were $321,243, $316,729 and $296,142, respectively. Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2011, 2010 and 2009 was $328,863, $328,667 and $373,990, respectively. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $3,266,218 and $3,173,259 for the years ending December 31, 2011 and 2010, respectively.

10. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2011. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under that plan. At December 31, 2011, the 1997 Plan had 82,833 granted unexercised shares. On May 22, 2008, the Stockholders of the Company approved the 2008 Plan for a term of ten years. At December 31, 2011, the 2008 Plan includes 84,000 granted unexercised shares and 874,000 shares available to be granted.

10. STOCK-BASED COMPENSATION (Continued)

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. The Plans have a change in control provision under which all options vest immediately if a change in control occurs. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

The average fair value of options granted during the years ended December 31, 2011 and 2010 was $2.21 and $4.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2011, 2010 and 2009:

	December 31,
Year Ended:	2011	2010	2009
Dividend growth rate	0.0%	5.0%	5.3%
Expected volatility	37.8%	36.6%	36.6%
Average risk-free interest rates	2.83%	3.01%	2.78%
Expected lives	6 years	6 years	6 years

A summary of option activity under the Plans as of December 31, 2011 and 2010, and changes during the years then ended is presented below:

	Options Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	914,500	171,770	$16.04	$(985,969)
Granted	(35,500)	35,500	11.28
Forfeited	10,500	(16,854)	15.80
Exercised	-	(8,975)	6.62
Outstanding at December 31, 2010	889,500	181,441	$15.60	$(1,655,997)
Granted	(24,000)	24,000	5.36
Forfeited	8,500	(38,608)	10.69
Exercised	-	-	0.00
Outstanding at December 31, 2011	874,000	166,833	$15.26	$(2,011,837)

The net compensation costs charged against income for the Plans was $19,512 for the year ended December 31, 2011, compared to $83,310 for the year ended December 31, 2010. Total recapture credits against compensation expense due to forfeited options was $84,022 for the year ended December 31, 2011, compared to $31,471 for the year ended December 31, 2010. The total income tax benefits recognized for stock-based compensation costs were none and $2,436 for the years ended December 31, 2011 and 2010, respectively.

Total unrecognized compensation cost on granted unexercised shares was $93,165 at December 31, 2011, compared to $163,309 at December 31, 2010. That cost is expected to be recognized over the next 2.25 years.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was none and $34,709, respectively.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2011, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$5.05 – 13.82	73,000	8.20	$9.33	21,834	$10.89
$14.97 – 16.49	33,958	1.02	16.07	33,958	16.07
$16.77 – 25.07	48,625	5.10	20.51	45,625	20.45
$26.17 – 33.27	11,250	4.99	28.62	11,100	28.57
	166,833	5.62	15.26	112,517	18.07

10. STOCK-BASED COMPENSATION (Continued)

A summary of nonvested option shares and changes during the years December 31, 2011 and 2010 is presented below:

Year Ended:	December 31, 2011		December 31, 2010
	Shares	Price	Shares	Price
Nonvested at beginning of year	63,116	$13.04	58,158	$16.16
Granted	24,000	5.36	35,500	11.28
Forfeited	(6,833)	10.85	(12,000)	13.60
Vested	(25,967)	14.05	(18,542)	19.10
Nonvested at end of year	54,316	9.43	63,116	13.04

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Increased (reduced) net income before income taxes	$(19,512)	$(83,310)	$24,739
Increased (reduced) net income	(18,289)	(80,782)	11,202
Reduced basic earnings per share	.00	.00	.00
Reduced diluted earnings per share	.00	.00	.00

11. BORROWED MONEY

Borrowed money represents advances from the FHLB and repurchase agreements. The Bank had no outstanding FHLB advances at December 31, 2011 compared to $10.0 million at December 31, 2010.

At December 31, 2011 and 2010, repurchase agreements totaled $2,096,189 and $1,503,110, respectively, and had a weighted average rate of 0.25% at December 31, 2011 and December 31, 2010. At December 31, 2011, repurchase agreements were collateralized by Federal Home Loan Mortgage Corporation participation certificates with a principal balance of $2.2 million. The Company has pledged all of its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential borrowings from the FHLB. At December 31, 2011 and 2010, the Company had approximately $153.1 million and $152.0 million, respectively, of additional credit available with the FHLB.

12. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Current
Federal	$147,600	$1,187,685	$4,586,057
State	63,582	363,682	1,077,388
	211,182	1,551,367	5,663,445
Deferred
Federal	428,572	(2,758,539)	(1,068,097)
State	208,052	(594,147)	(230,052)
	636,624	(3,352,686)	(1,298,149)
Total	$847,806	$(1,801,319)	$4,365,296

Reconciliations of the expected income tax expense (benefit) at statutory tax rates with income tax expense (benefit) reported in the statements of operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Expected income tax expense (benefit) at 35%	$816,379	$(1,463,390)	$3,990,396
State income taxes, net of federal income tax	179,278	(149,802)	550,768
Other expenses and adjustments	(147,851)	(188,127)	(175,868)
Total	$847,806	$(1,801,319)	$4,365,296

12. INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2011	2010
Deferred income tax assets
Deferred directors' fees	$537,732	$543,358
Allowance for credit losses	5,844,570	7,432,713
Employee benefits	719,759	710,078
Loans mark-to-market	91,573	90,031
Other	661,049	438,558
	7,854,683	9,214,738
Deferred income tax liabilities
Depreciation and amortization	1,811,663	1,609,010
Carrying value – land	385,000	395,000
Mortgage servicing rights	476,307	536,275
Deferred loan origination fees and costs	470,460	673,049
Unrealized gain on securities available for sale	2,456,015	411,716
	5,599,445	3,625,050
Net deferred income tax asset	$2,255,238	$5,589,688

13. REGULATORY CAPITAL REQUIREMENTS

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

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

The Bank's actual regulatory capital amounts and ratios as of December 31, 2011 and 2010 are presented in the table below (dollars in thousands):

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011:
Total Capital (to Risk Weighted Assets)	$81,642	15.2%	$42,900	8.0%	$53,626	10.0%
Tier 1 Capital (to Risk Weighted Assets)	74,831	14.0%	21,450	4.0%	32,175	6.0%
Tier 1 Capital (to Average Assets)	74,831	10.0%	29,880	4.0%	37,350	5.0%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$80,665	13.4%	$48,111	8.0%	$60,139	10.0%
Tier 1 Capital (to Risk Weighted Assets)	73,005	12.1%	24,055	4.0%	36,083	6.0%
Tier 1 Capital (to Average Assets)	73,005	9.1%	32,180	4.0%	40,225	5.0%

13. REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank's category.

14. EARNINGS PER SHARE

The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding (less unearned deferred stock awards and treasury shares) for the years ended December 31, 2011, 2010 and 2009. Options to purchase 166,833, 181,441 and 171,770 shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively.

	Years Ended December 31,
	2011	2010	2009

Net income (loss)-(numerator)	$1,553,309	$(2,379,796)	$7,035,836

Weighted average shares outstanding for basic EPS-(denominator)	9,751,271	9,744,870	9,738,225
Dilutive effect of stock options	-	177	19
Adjusted shares for diluted EPS	9,751,271	9,745,047	9,738,244

For the years ended December 31, 2011, 2010 and 2009, there were none, 177 and 19 options, respectively, that were dilutive since the exercise price exceeded the average market price of the Company’s common stock for the years. These options have been omitted from the calculation of diluted earnings per share for the respective periods.

15. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $319,363,434, $318,217,911 and $289,323,578 at December 31, 2011, 2010, and 2009, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2011 and 2010, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,237,161 and $1,357,659, respectively. During the years ended December 31, 2011 and 2010, respectively, the Company recorded additional servicing assets of $390,761 and $541,316 as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2011, 2010, and 2009 aggregated $511,258, $462,345 and $457,162, respectively. The fair value of recognized servicing assets amounted to approximately $1,901,000 and $2,060,000 as of December 31, 2011 and 2010, respectively. The Company's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK (Continued)

The Company's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina. Credit has been extended to certain of the Company's customers through multiple lending transactions. Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements. A summary of the contractual amounts of the Company's exposure to off-balance sheet risk as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010

Commitments to extend credit	$20,840,000	$33,651,000
Undrawn balances on lines of credit and undrawn
balances on credit reserves (overdraft protection)	45,403,000	46,774,000
Standby letters of credit	-	375,000
Total	$66,243,000	$80,800,000

Included in the commitments to originate loans as of December 31, 2011 and December 31, 2010, are fixed interest rate loan commitments of approximately $9.1 million and $15.3 million, respectively. The shorter duration of interest-sensitive liabilities, to the extent they are used to fund these fixed-rate loans, indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of fixed-rate long-term assets and net interest income.

17. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Condensed financial statements of the parent company as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010
CONDENSED BALANCE SHEETS
Cash	$47,541	$72,566
Investment in wholly-owned subsidiary	82,779,364	77,957,013
Other assets	11,930,585	11,793,625
Total assets	$94,757,490	$89,823,204

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	334,218	-
Stockholders' equity	84,113,272	79,513,204
Total liabilities and stockholders' equity	$94,757,490	$89,823,204

	Years Ended December 31,
	2011	2010	2009
CONDENSED STATEMENTS OF INCOME
Interest on junior subordinated debentures	$334,218	$333,689	$389,677
Equity in earnings (loss) of subsidiary	1,825,593	(2,040,065)	7,322,965
Miscellaneous loss	(606,502)	(673,421)	(676,806)
Net income (loss)	$1,553,309	$(2,379,797)	$7,035,836

17. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
	2011	2010	2009
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income (loss)	$1,553,309	$(2,379,797)	$7,035,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation (income) expense	19,512	83,310	(24,740)
Equity in undistributed (earnings) loss of subsidiary	(1,825,593)	2,040,065	(7,322,965)
Other operating activities	216,771	(137,309)	(218,940)
Net cash used in operating activities	(36,001)	(393,731)	(530,809)

Investing activities:
Payments for investments in and advances to subsidiary	-	-	-
Repayments of advances to subsidiary	-	-	-
Upstream dividend received from First South Bank	50,000	7,512,698	8,281,493
Net cash provided by investing activities	50,000	7,512,698	8,281,493

Financing activities:
Proceeds from exercise of stock options	-	61,807	31,011
Purchase of treasury shares	-	-	-
Cash paid for dividends	-	(6,722,670)	(7,790,977)
Net cash used in financing activities	-	(6,660,863)	(7,759,966)

Net increase (decrease) in cash	(25,025)	(1,921,693)	(9,282)
Cash at beginning of year	72,566	1,994,259	2,003,541
Cash at end of year	$47,541	$72,566	$1,994,259

18. FAIR VALUE MEASUREMENT

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

Level 2-inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes investment securities such as Government Sponsored Enterprises (“GSEs”).

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes the Bank’s investment in other real estate owned.

18. FAIR VALUE MEASUREMENT (Continued)

Assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$138,515	$-	$138,515	$-
Total December 31, 2011	$138,515	$-	$138,515	$-

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$98,638	$-	$98,638	$-
Total December 31, 2010	$98,638	$-	$98,638	$-

Assets measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$77,279	$-	$77,279	$-
Other real estate owned	17,005	-	-	17,005
Total December 31, 2011	$94,284	$-	$77,279	$17,005

Description	12/31/10	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (2)	$32,096	$-	$32,096	$-
Other real estate owned	11,616	-	-	11,616
Total December 31, 2010	$43,712	$-	$32,096	$11,616

(1)	Includes $53.2 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)	Impaired loans of $20.4 million as previously reported in the Company’s Form 10-K for the year ended December 31, 2010 have been restated to include $11.7 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above.

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

18. FAIR VALUE MEASUREMENT (Continued)

Other real estate owned (“OREO”) acquired through loan foreclosure is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $2.5 million, $3.2 million and $2.2 million were made to OREO during the years ended December 31, 2011, 2010 and 2009, respectively.

Net losses realized and included in earnings for the years ended December 31, 2011, 2010 and 2009 are reported in other revenues as follows:

	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09

Loss on sale of other real estate, net	$68,365	$523,173	$200,732

No liabilities were measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2011 and 2010.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$14,298	$14,298	$14,684	$14,684
Interest-bearing deposits in other banks	18,476	18,476	29,749	29,749
Mortgage-backed securities available for sale	138,515	138,515	98,638	98,638
Mortgage-backed securities held for investment	-	-	251	245
Loans and leases, net	529,736	525,202	606,726	606,074
Stock in Federal Home Loan Bank of Atlanta	1,887	1,887	3,475	3,475
Accrued interest receivable	2,210	2,210	2,337	2,337

	December 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$648,403	$642,617	$694,394	$689,465
Borrowed money:
Repurchase agreements	2,096	2,096	1,503	1,503
Advances from FHLB	-	-	10,270	10,000
Junior subordinated debentures	10,310	10,310	10,310	10,310

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Mortgage-Backed Securities Available for Sale and Held for Investment

The estimated fair value of mortgage-backed securities is provided in Note 2 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Real estate acquired in settlement of loans	$14,514,844	$17,374,113	$15,838,273
Exchange of loans for mortgage-backed securities	37,225,850	48,372,395	75,485,932
Cash paid for interest	7,250,351	9,083,583	16,135,628
Cash paid for income taxes	200,000	2,515,530	5,712,432
Dividends declared, not paid	-	-	1,948,459

21. JUNIOR SUBORDINATED DEBENTURES

The Company has sponsored a trust, First South Preferred Trust I (the Trust), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated preferred trust securities (the Preferred Trust Securities) to third-party investors and investing the proceeds from the sale of such Preferred Trust Securities solely in junior subordinated debt securities of the Company (the Debentures). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Preferred Trust Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by that Trust. The Preferred Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement, which fully and unconditionally guarantees the Preferred Trust Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on or after September 30, 2008.

In the fourth quarter of 2003, as a result of applying the provisions of GAAP, governing when an equity interest should be consolidated, the Company was required to deconsolidate the subsidiary Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Company's financial statements or liquidity position since the Company continues to be obligated to repay the Debentures held by the Trust and guarantees repayment of the Preferred Trust Securities issued by the Trust. The consolidated debt obligation related to the Trust increased from $10 million to $10.3 million upon deconsolidation with the difference representing the Company's common ownership interest in the Trust. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines.

Consolidated debt obligations as of December 31, 2011 related to a subsidiary Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

22. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties is as follows:

Extensions of credit at December 31, 2010	$917,509
New extensions of credit made during the year	-
Repayments during the year	(44,879)
Extensions of credit at December 31, 2011	$872,630

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2011, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2011.

Turlington and Company, L.L.P., an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

First South Bancorp, Inc.

/s/ Thomas A. Vann	/s/ William L. Wall
Thomas A. Vann	William L. Wall
President and Chief Executive Officer	Executive Vice President and
March 28, 2012	Chief Financial Officer
March 28, 2012

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 28, 2012, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 28, 2012

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance. The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has posted such Code of Ethics on its Internet website under the heading “Corporate – Privacy & Governance – Code of Ethics” and will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website. The Company’s Internet website may be accessed as follows: http://www.firstsouthnc.com.

Item 11.  Executive Compensation. The information required by this Item for a Smaller Reporting is contained in the Proxy Statement under the sections captioned “Proposal I — Election of Directors,” “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors – Security Ownership of Management” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2011.

Plan category:	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	166,833	$15.26	874,000

Equity compensation plans not approved by security holders	—	—	—
Total	166,833	$15.26	874,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence. The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services. Information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements as of December 31, 2011 and 2010 and for the Years Ended December 31, 2011, 2010, and 2009

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 27, 2007 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.1(a)	Employment Agreement between First South Bancorp, Inc. and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.1(b)	Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.1(c)	Amendment dated December 18, 2008 to the amended and restated First South Bank and First South Bancorp, Inc. Employment Agreement with Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements between First South Bank and First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.3	Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3(a)	Amendments dated December 26, 2008 to the Supplemental Income Agreements, as amended and restated, between First South Bank and Sherry L. Correll and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendments dated December 26, 2008 to the Supplemental Income Plan Agreements, as amended and restated, between First South Bank and Thomas A. Vann and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.5	Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.5(a)	Amendments dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreements, as amended and restated, between Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6	First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.6(a)	Amendments dated December 26, 2008 to the Director’s Retirement Plan Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendments dated December 26, 2008 to the Director’s Retirement Payment Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, between First South Bank and Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*

10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, between First South Bank and First South Bancorp, Inc. and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive Data File**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2011 are financial statements listed in Item 15(a)(1) above, formatted in XBRL (eXtensive Business Reporting Language). In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2011, are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
March 28, 2012
	By:	/s/ Thomas A. Vann
Thomas A. Vann
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vann	March 28, 2012
Thomas A. Vann
President and Director
(Principal Executive Officer)

/s/ William L. Wall	March 28, 2012
William L. Wall
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	March 28, 2012
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	March 28, 2012
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 28, 2012
Frederick H. Howdy
Director

/s/ Charles E. Parker, Jr.	March 28, 2012
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 28, 2012
Marshall T. Singleton
Director

