Form 10-Q
period 2012-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2012-05-14
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ .

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Number of shares of common stock outstanding as of May 14, 2012: 9,751,271.

Item 1. Financial Statements

 First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2012	2011 *
	(unaudited)
Assets
Cash and due from banks	$15,568,565	$14,298,146
Interest-bearing deposits in financial institutions	49,093,447	18,476,173
Mortgage-backed securities - available for sale, at fair value	123,036,373	138,515,210
Loans and leases receivable:
Held for sale	9,361,702	6,435,983
Held for investment	516,419,348	533,960,226
Allowance for loan and lease losses	(14,396,097)	(15,194,014)
Loans and leases receivable, net	511,384,953	525,202,195
Premises and equipment, net	12,984,563	11,679,430
Other real estate owned	17,323,798	17,004,874
Stock in Federal Home Loan Bank of Atlanta, at cost which approximates market	1,886,900	1,886,900
Accrued interest receivable	2,451,090	2,210,314
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,267,504	1,237,161
Identifiable intangible assets	62,880	70,740
Income tax receivable	3,118,961	2,194,677
Prepaid expenses and other assets	7,952,387	9,946,459

Total assets	$750,349,997	$746,940,855

Liabilities and Stockholders' Equity

Deposits:
Demand	$262,500,055	$243,719,526
Savings	31,068,007	28,988,522
Large denomination certificates of deposit	188,266,783	195,429,182
Other time	166,513,496	174,479,477
Total deposits	648,348,341	642,616,707
Borrowed money	1,680,899	2,096,189
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,667,512	7,804,687
Total liabilities	666,006,752	662,827,583

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,816,901	35,815,098
Retained earnings, substantially restricted	76,971,977	76,510,081
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	3,424,123	3,657,849
Total stockholders' equity	84,343,245	84,113,272

Total liabilities and stockholders' equity	$750,349,997	$746,940,855

*Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Interest income:
Interest and fees on loans	$7,666,575	$8,823,994
Interest and dividends on investments and deposits	1,246,961	1,067,205
Total interest income	8,913,536	9,891,199

Interest expense:
Interest on deposits	1,321,195	1,976,869
Interest on borrowings	1,116	27,414
Interest on junior subordinated notes	92,193	81,320
Total interest expense	1,414,504	2,085,603
Net interest income	7,499,032	7,805,596
Provision for credit losses	1,840,000	2,450,011
Net interest income after provision for credit losses	5,659,032	5,355,585

Non-interest income:
Fees and service charges	1,480,136	1,486,702
Loan servicing fees	212,801	198,084
Loss on sale of other real estate, net	(28,964)	(82,095)
Gain on sale of mortgage loans	304,608	119,982
Gain on sale of mortgage-backed securities	1,033,857	52,146
Other income	240,311	207,131
Total non-interest income	3,242,749	1,981,950

Non-interest expense:
Compensation and fringe benefits	4,157,612	3,789,679
Federal deposit insurance premiums	252,400	291,500
Premises and equipment	428,468	423,280
Advertising	66,034	47,105
Payroll and other taxes	405,795	401,628
Data processing	598,149	600,541
Amortization of intangible assets	100,556	147,202
Other real estate owned expense	1,278,300	219,518
Other	951,631	865,760
Total non-interest expense	8,238,945	6,786,213

Income before income tax expense	662,836	551,322
Income tax expense	200,940	224,540

NET INCOME	$461,896	$326,782

Other comprehensive loss, net of taxes	(233,726)	(220,247)
Comprehensive income	$228,170	$106,535

Per share data:
Basic earnings per share	$0.05	$0.03
Diluted earnings per share	$0.05	$0.03
Average basic shares outstanding	9,751,271	9,751,271
Average diluted shares outstanding	9,751,271	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2012 and 2011

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			461,896			461,896

Other comprehensive loss, net of taxes					(233,726)	(233,726)

Stock based compensation		1,803				1,803

Balance at March 31, 2012	$97,513	$35,816,901	$76,971,977	$(31,967,269)	$3,424,123	$84,343,245

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			326,782			326,782

Other comprehensive loss, net of taxes					(220,247)	(220,247)

Stock based compensation		28,617				28,617

Balance at March 31, 2011	$97,513	$35,824,203	$75,283,554	$(31,967,269)	$410,355	$79,648,356

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$461,896	$326,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,840,000	2,450,011
Depreciation	196,159	182,250
Amortization of intangibles	100,556	147,202
Accretion of discounts and premiums on securities, net	-	250,213
Gain on disposal of premises and equipment	(7,468)	-
Loss on sale of other real estate owned	28,964	82,095
Gain on sale of loans held for sale	(304,608)	(119,982)
Gain on sale of mortgage-backed securities available for sale	(1,033,857)	(52,146)
Stock based compensation expense	1,803	28,617
Originations of loans held for sale, net	(21,901,305)	(8,023,804)
Proceeds from sale of loans held for sale	5,800,213	6,262,085
Other operating activities	(120,052)	(675,686)
Net cash provided by (used in) operating activities	(14,937,699)	857,637

Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities available for sale	23,548,721	2,369,759
Proceeds from principal repayments of mortgage-backed securities available for sale	5,793,875	2,799,945
Proceeds from principal repayments of mortgage-backed securities held for investment	-	146,607
Originations of loans held for investment, net of principal repayments	12,667,905	10,800,268
Proceeds from disposal of other real estate owned	992,371	2,408,250
Proceeds from disposal of premises and equipment	18,128	-
Purchase of mortgage-backed securities	-	(23,087,178)
Purchase of premises and equipment	(1,511,952)	(1,215,567)
Net cash provided by (used in) investing activities	41,509,048	(5,777,916)

Cash flows from financing activities:
Net increase in deposit accounts	5,731,634	4,163,092
Net decrease in FHLB borrowings	-	(10,000,000)
Net change in repurchase agreements	(415,290)	860,268
Net cash provided by (used in) financing activities	5,316,344	(4,976,640)

Increase (decrease) in cash and cash equivalents	31,887,693	(9,896,919)
Cash and cash equivalents, beginning of period	32,774,319	44,433,613
Cash and cash equivalents, end of period	$64,662,012	$34,536,694

Supplemental disclosures:
Other real estate acquired in settlement of loans	$2,235,056	$3,620,405
Exchange of loans for mortgage-backed securities	13,479,981	3,884,196
Cash paid for interest	1,298,964	2,036,329
Cash paid for income taxes	75,000	75,000

The accompanying notes are an integral part of these consolidated financial statements.

Part 1. Financial Information - Selected Financial Data (Unaudited)

	At or for the Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(dollars in thousands except per share data)
Consolidated Balance Sheet Data:
Total assets	$750,350	$746,941	$768,411	$784,538	$791,154
Loans receivable (net):
Mortgage	$80,263	$66,249	$80,453	$56,564	$53,925
Commercial	352,459	378,823	405,712	428,141	445,930
Consumer	71,270	72,821	74,097	76,459	79,517
Leases	7,393	7,309	7,972	7,825	7,829
Total loans (net)	$511,385	$525,202	$568,234	$568,989	$587,201

Cash and investments	$64,662	$32,774	$32,909	$44,565	$34,537
Mortgage-backed securities	123,036	138,515	119,764	124,539	120,565

Deposits:
Savings	$31,068	$28,988	$27,551	$26,999	$26,251
Checking	262,500	243,720	243,582	240,048	237,605
Certificates	354,780	369,909	394,007	416,855	429,772
Total deposits	$648,348	$642,617	$665,140	$683,902	$693,628
Stockholders' equity	84,343	84,113	82,061	80,894	79,648

Operating Data:
Interest income	$8,914	$9,363	$9,861	$10,188	$9,891
Interest expense	1,415	1,608	1,852	2,010	2,086
Net interest income	7,499	7,755	8,009	8,178	7,805
Provision for credit losses	1,840	2,640	2,643	3,080	2,450
Noninterest income	3,243	2,648	2,292	2,498	1,982
Noninterest expense	8,239	7,180	6,999	6,988	6,786
Income tax expense	201	142	256	226	225
Net income	$462	$441	$403	$382	$326

Per Share Data:
Basic earnings per share	$0.05	$0.05	$0.04	$0.04	$0.03
Diluted earnings per share	$0.05	$0.05	$0.04	$0.04	$0.03
Book value per share	$8.65	$8.63	$8.42	$8.30	$8.17
Average basic shares	9,751,271	9,751,271	9,751,271	9,751,271	9,751,271
Average diluted shares	9,751,271	9,751,271	9,751,271	9,751,271	9,751,271

Selected Performance ratios:
Yield on average earning assets	5.26%	5.44%	5.64%	5.78%	5.59%
Cost of funds	0.87%	0.96%	1.08%	1.14%	1.18%
Net interest spread	4.39%	4.48%	4.56%	4.64%	4.41%
Net interest margin/average earning assets	4.42%	4.51%	4.58%	4.64%	4.41%
Earning assets/total assets	90.90%	91.09%	90.47%	88.61%	89.85%

Return on average assets (annualized)	0.25%	0.23%	0.21%	0.19%	0.16%
Return on average equity (annualized)	2.18%	2.13%	1.97%	1.90%	1.63%
Efficiency ratio	76.63%	68.95%	67.77%	65.38%	69.25%
Equity/Assets	11.24%	11.26%	10.68%	10.31%	10.07%
Tangible Equity/Assets	10.67%	10.69%	10.12%	9.76%	9.52%

Asset Quality Data and Ratios:
Loans on non-accrual status:
Nonaccrual loans
Earning	$2,255	$10,601	$3,179	$3,853	$4,954
Non-Earning	8,757	11,007	15,107	15,657	11,769
Total Non-Accrual Loans	$11,012	$21,608	$18,286	$19,510	$16,723
Non-accrual restructured loans
Past Due TDRs	$6,029	$9,170	$12,568	$11,228	$15,024
Current TDRs	20,456	12,247	11,172	10,421	8,780
Total TDRs	$26,485	$21,417	$23,740	$21,649	$23,804
Total loans on non-accrual status	$37,497	$43,025	$42,026	$41,159	$40,527
Other real estate owned	17,324	17,005	12,886	11,387	12,069
Total non-performing assets	$54,821	$60,030	$54,912	$52,546	$52,596

Non-accrual loans/loans	7.33%	8.19%	7.40%	7.23%	6.90%
Non-performing assets/assets	7.31%	8.06%	7.15%	6.70%	6.65%

Allowance for credit losses	$14,637	$15,448	$18,563	$18,918	$19,551
Allowance for credit losses/loans	2.78%	2.85%	3.16%	3.21%	3.22%
Allowance for credit losses/loans on non-accrual status	39.04%	35.90%	44.17%	45.96%	48.24%
Net charge-offs	$2,638	$5,752	$3,018	$3,713	$1,966
Net charge-offs/loans	0.52%	1.10%	0.53%	0.65%	0.32%

Regulatory Capital Ratios:
Total Risk-Based Capital Ratio	15.80%	15.22%	14.60%	14.15%	13.68%
Tier 1 Risk-Based Capital Ratio	14.53%	13.95%	13.33%	12.87%	12.41%
Tier 1 Leverage Ratio	10.18%	10.02%	9.80%	9.46%	9.36%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three months ended March 31, 2012 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plan. For both the three months ended March 31, 2012 and 2011, there were no stock options that were dilutive because their exercise prices exceed the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders ("other comprehensive income"). The Company's other comprehensive income is primarily unrealized gains and losses on available for sale securities. Unrealized gains and losses on available for sale securities is impacted by purchases and sales of available for sale securities and changes in interest rates between the respective reporting periods.

Information concerning other comprehensive income for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended 3/31/12	Three Months Ended 3/31/11
Net income	$461,896	$326,782
Increase (decrease) in unrealized holding gains during the periods	(650,079)	225,801
Net increase (decrease) in deferred income tax asset	416,353	(79,637)
Reclassification of unrealized holding losses transferred to held for investment	-	(366,411)
Other comprehensive loss, net	(233,726)	(220,247)
Comprehensive income	$228,170	$106,535

Note 4. Mortgage-Backed Securities. The amortized cost and fair value of mortgage-backed securities, with gross unrealized gains and losses at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale, maturing in:
One to five years	$375	$20	$-	$395
Five to ten years	805	61	-	866
After ten years	116,289	5,486	-	121,775
Total	$117,469	$5,567	$-	$123,036

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities
Available for sale, maturing in:
One to five years	$481	$29	$-	$510
Five to ten years	835	62	-	897
After ten years	130,981	6,127	-	137,108
Total	$132,297	$6,218	$-	$138,515

The Bank had no mortgage-backed securities with an unrealized loss position at March 31, 2012 or at December 31, 2011. Mortgage-backed securities with an amortized cost of $4,952,978 and $5,103,314 were pledged as collateral for public deposits and repurchase agreements at March 31, 2012 and December 31, 2011, respectively.

Note 5. Loans Receivable. Following is a summary of loans receivable at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$82,170	15.6%	$68,240	12.6%

Total mortgage loans	82,170	15.6%	68,240	12.6%

Commercial loans and leases:
Commercial real estate	330,284	62.7%	346,088	63.9%
Commercial construction	17,446	3.3%	25,441	4.7%
Commercial non-real estate	11,256	2.1%	14,851	2.8%
Commercial unsecured	2,750	0.5%	2,832	0.5%
Lease receivables	7,662	1.5%	7,578	1.4%

Total commercial loans and leases	369,398	70.1%	396,790	73.3%

Consumer loans:
Consumer real estate	41,165	7.8%	41,046	7.6%
Home equity lines of credit	29,204	5.6%	30,479	5.6%
Consumer non-real estate	2,341	0.4%	2,500	0.5%
Consumer unsecured	2,522	0.5%	2,403	0.4%

Total consumer loans	75,232	14.3%	76,428	14.1%

Gross loans	526,800	100.0%	541,458	100.0%

Less deferred loan origination fees, net	1,019		1,062
Less allowance for loan and lease losses	14,396		15,194

Total loans, net	$511,385		$525,202

The Bank has pledged its eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $100.0 million and $101.2 million at March 31, 2012 and December 31, 2011, respectively. The Bank's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina. At March 31, 2012, the Bank had pre-approved but unused lines of credit totaling $64.8 million.

The table below details non-accrual loans, including troubled debt restructured loans accounted for on a non-accrual basis, segregated by class of loans, at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$1,351	$701
Commercial real estate	6,991	18,059
Commercial construction	507	633
Commercial non-real estate	474	17
Commercial unsecured	44	44
Consumer real estate	1,345	1,866
Home equity lines of credit	299	287
Consumer non-real estate	-	-
Consumer unsecured	1	1
Total loans accounted for on a non-accrual basis	11,012	21,608

Troubled debt restructured loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	-	414
Commercial real estate	4,964	6,888
Commercial construction	157	157
Commercial non-real estate	908	1,509
Consumer real estate	-	202
Total Past Due TDRs	6,029	9,170
Current TDRs:
Residential mortgage	-	-
Commercial real estate	17,859	9,406
Commercial construction	2,250	2,704
Commercial non-real estate	28	19
Commercial unsecured	15	16
Consumer real estate	304	102
Total Current TDRs	20,456	12,247
Total TDR loans accounted for on a non-accrual basis	26,485	21,417
Total non-performing loans	$37,497	$43,025
Percentage of total loans, net	7.3%	8.2%
Other real estate owned	$17,324	$17,005
Total non-performing assets	$54,821	$60,030

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1,472,205 and $1,480,906 at March 31, 2012 and December 30, 2011, respectively.

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2012 and December 31, 2011, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
March 31, 2012
Residential mortgage	$1,448	$940	$780	$3,168	$79,002	$82,170	$-
Commercial real estate	10,363	4,455	10,444	25,262	305,022	330,284	120
Commercial construction	528	-	664	1,192	16,254	17,446	-
Commercial non-real estate	606	96	908	1,610	9,646	11,256	-
Commercial unsecured	127	56	-	183	2,567	2,750	-
Lease receivables	301	52	-	353	7,309	7,662	-
Consumer real estate	1,610	530	1,132	3,272	37,893	41,165	-
Home equity lines of credit	140	457	192	789	28,416	29,205	-
Consumer non-real estate	45	-	-	45	2,295	2,340	-
Consumer unsecured	23	2	-	25	2,497	2,522	-
Total	$15,191	$6,588	$14,120	$35,899	$490,901	$526,800	$120

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2011
Residential mortgage	$2,998	$2,040	$1,626	$6,664	$61,576	$68,240	$511
Commercial real estate	6,626	5,240	15,372	27,238	318,850	346,088	520
Commercial construction	-	-	790	790	24,651	25,441	-
Commercial non-real estate	-	534	1,514	2,048	12,803	14,851	-
Commercial unsecured	4	-	-	4	2,828	2,832	-
Lease receivables	169	-	5	174	7,404	7,578	-
Consumer real estate	1,322	494	379	2,195	38,851	41,046	-
Home equity lines of credit	204	198	181	583	29,896	30,479	-
Consumer non-real estate	2	-	-	2	2,498	2,500	-
Consumer unsecured	4	1	-	5	2,398	2,403	-
Total	$11,329	$8,507	$19,867	$39,703	$501,755	$541,458	$1,031

The following tables present information on loans that were considered impaired as of March 31, 2012 and December 31, 2011. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At March 31, 2012, impaired loans included $59.4 million of impaired TDRs, compared to $36.8 million at December 31, 2011.

March 31, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$56,971	$67,336	$-	$59,738	$627
Commercial construction	3,142	3,227	-	3,505	16
Commercial non-real estate	1,422	2,661	-	1,826	27
Commercial unsecured	273	273	-	242	2
Consumer real estate	1,639	2,359	-	1,591	10
Home equity lines of credit	197	197	-	233	2
Consumer non-real estate	28	32	-	28	-
Consumer unsecured	75	251	-	38	3
Subtotal:	63,747	76,336	-	67,201	687

With an allowance recorded:
Commercial real estate	9,773	10,433	1,048	8,462	87
Commercial unsecured	12	12	12	31	1
Consumer real estate	1,148	1,148	484	1,043	12
Home equity lines of credit	179	179	179	179	-
Consumer unsecured	48	48	1	71	1
Subtotal:	11,160	11,820	1,724	9,786	101

Totals:
Commercial	71,593	83,942	1,060	73,804	760
Consumer	3,314	4,214	664	3,183	28
Grand Total:	$74,907	$88,156	$1,724	$76,987	$788

December 31, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$62,505	$74,021	$-	$70,143	$3,177
Commercial construction	3,868	4,159	-	4,008	121
Commercial non-real estate	2,230	2,900	-	2,395	85
Commercial unsecured	211	247	-	235	11
Consumer real estate	1,543	2,253	-	1,716	93
Home equity lines of credit	270	270	-	271	14
Consumer non-real estate	28	35	-	35	2
Consumer unsecured	1	179	-	2	5
Subtotal:	70,656	84,064	-	78,805	3,508

With an allowance recorded:
Commercial real estate	7,152	7,152	1,158	7,210	328
Commercial unsecured	50	50	1	50	2
Consumer real estate	937	937	451	947	47
Consumer unsecured	95	95	1	95	2
Subtotal:	8,234	8,234	1,611	8,302	379

Totals:
Commercial	76,016	88,529	1,159	84,041	3,724
Consumer	2,874	3,769	452	3,066	163
Grand Total:	$78,890	$92,298	$1,611	$87,107	$3,887

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Mortgage loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2012 and December 31, 2011, respectively:

March 31, 2012
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,370	2	479	44
3-Average	25,295	1,825	1,683	501
4-Acceptable	159,695	9,019	6,307	1,173
5-Watch	55,644	1,586	1,213	525
6-Special Mention	35,393	1,202	152	352
7-Substandard	52,887	3,812	1,422	155
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$330,284	$17,446	$11,256	$2,750

March 31, 2012
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$35,442	$28,420	$2,310	$2,147
6-Special Mention	3,027	289	4	277
7-Substandard	2,696	495	27	98
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,165	$29,204	$2,341	$2,522

March 31, 2012
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$80,819	$7,584
6-Special Mention	-	-
7-Substandard	1,351	78
8-Doubtful	-	-
9-Loss	-	-
Total	$82,170	$7,662

December 31, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,481	-	581	45
3-Average	25,660	2,506	1,581	451
4-Acceptable	166,476	11,727	9,109	1,638
5-Watch	62,543	4,417	1,221	324
6-Special Mention	32,009	1,928	130	216
7-Substandard	57,919	4,863	2,229	158
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$346,088	$25,441	$14,851	$2,832

December 31, 2011
Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$35,931	$29,902	$2,472	$2,285
6-Special Mention	2,814	115	-	22
7-Substandard	2,301	462	28	96
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,046	$30,479	$2,500	$2,403

December 31, 2011
Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$67,034	$7,500
6-Special Mention	91	-
7-Substandard	1,115	78
8-Doubtful	-	-
9-Loss	-	-
Total	$68,240	$7,578

Note 6. Allowance for Credit Losses. Following is a summary of activity in the allowance for credit losses with charge-off and recovery by class of financing receivable for the three month periods ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
	(In thousands)
Allowance for loan and lease losses at beginning of period	$15,194	$18,830
Allowance for unfunded commitments at beginning of period	254	237
Total allowance for credit losses at beginning of period	15,448	19,067

Provision for loan and lease losses	1,840	2,450
Provision for unfunded commitments	(13)	-

Loans charged-off:
Residential mortgage	(177)	(89)
Commercial real estate	(2,600)	(1,685)
Commercial construction	-	(194)
Commercial non-real estate	(631)	(19)
Commercial unsecured	(1)	(54)
Consumer real estate	(247)	(61)
Home equity lines of credit	(163)	(65)
Consumer unsecured	(2)	(1)
Total charge-offs	(3,821)	(2,168)
Recoveries of loans previously charged-off:
Commercial real estate	1,028	7
Commercial construction	101	54
Commercial non-real estate	20	12
Commercial unsecured	17	29
Consumer real estate	4	34
Home equity lines of credit	1	63
Consumer non-real estate	11	-
Consumer unsecured	1	3
Total recoveries	1,183	202
Net charge-offs	(2,638)	(1,966)

Allowance for loan and lease losses at end of period	14,396	19,320
Allowance for unfunded commitments at end of period	241	231
Total allowance for credit losses at end of period	$14,637	$19,551

The following table presents a roll forward of the Bank’s allowance for loan and lease losses by loan category for the periods ended March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$2,004	$(177)	$-	$(530)	$1,297	$82,170
Commercial real estate	8,117	(66)	18	(1,177)	6,892	263,540
Commercial construction	633	-	1	(96)	538	14,304
Commercial non-real estate	371	(24)	-	(32)	315	9,834
Commercial unsecured	75	(1)	2	(12)	64	2,465
Lease receivables	223	-	-	46	269	7,662
Consumer real estate	1,132	-	4	592	1,728	38,378
Home equity lines of credit	887	-	1	466	1,354	28,828
Consumer non-real estate	73	-	8	30	111	2,313
Consumer unsecured	68	(2)	1	37	104	2,399
Total	13,583	(270)	35	(676)	12,672	451,893
Allowance for individually evaluated for impairment
Commercial real estate	1,160	(2,534)	1,010	1,412	1,048	66,744
Commercial construction	-	-	100	(100)	-	3,142
Commercial non-real estate	-	(607)	20	587	-	1,422
Commercial unsecured	-	-	15	(3)	12	285
Consumer real estate	450	(247)	-	281	484	2,787
Home equity lines of credit	-	(163)	-	162	1	376
Consumer non-real estate	-	-	3	(2)	-	28
Consumer unsecured	1	-	-	179	179	123
Total	1,611	(3,551)	1,148	2,516	1,724	74,907
Grand Total	$15,194	$(3,821)	$1,183	$1,840	$14,396	$526,800

	December 31, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$358	$(445)	$1	$2,090	$2,004	$68,240
Commercial real estate	10,718	(256)	66	(2,411)	8,117	276,431
Commercial construction	1,192	(34)	3	(528)	633	21,573
Commercial non-real estate	316	-	6	49	371	12,621
Commercial unsecured	74	(37)	32	6	75	2,571
Lease receivables	148	(207)	-	282	223	7,578
Consumer real estate	1,653	(130)	23	(414)	1,132	38,566
Home equity lines of credit	1,102	(86)	64	(193)	887	30,209
Consumer non-real estate	29	(6)	4	46	73	2,472
Consumer unsecured	52	(70)	8	78	68	2,307
Total	15,642	(1,271)	207	(995)	13,583	462,568
Allowance for individually evaluated for impairment
Commercial real estate	2,846	(11,773)	304	9,783	1,160	69,657
Commercial construction	95	(487)	109	283	-	3,868
Commercial non-real estate	19	(179)	9	151	-	2,230
Commercial unsecured	54	(82)	1	27	-	261
Consumer real estate	91	(782)	19	1,122	450	2,480
Home equity lines of credit	83	(398)	3	312	-	270
Consumer non-real estate	-	(12)	4	8	-	28
Consumer unsecured	-	(122)	1	122	1	96
Total	3,188	(13,835)	450	11,808	1,611	78,890
Grand Total	$18,830	$(15,106)	$657	$10,813	$15,194	$541,458

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at March 31, 2012.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	97.940%	19.211%	0.579%	0.052%	0.013%	0.013%	0.013%	0.00%
Commercial Non-Real Estate Secured	100.00%	98.090%	12.197%	14.699%	1.380%	0.000%	0.000%	0.000%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	98.060%	19.514%	0.366%	1.485%	0.330%	0.330%	0.330%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.340%	80.862%	26.621%	0.245%
Consumer Non-Real Estate Secured	100.00%	98.430%	61.293%	98.430%	0.000%
Consumer Non-Real Estate Unsecured	100.00%	98.390%	98.390%	7.464%	1.783%
Residential Real Estate	100.00%	98.750%	16.478%	0.633%	0.000%
Lease Receivables	100.00%	98.280%	45.773%	98.280%	0.994%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.200%
Commercial Non-Real Estate Lines of Credit	0.200%
Commercial Standby Letters of Credit	0.200%
Home Equity Lines of Credit	0.200%
Consumer Real Estate Lines of Credit	0.200%
Consumer Non-Real Estate Lines of Credit	0.200%
Work-in-Process	0.200%

The following table sets forth information with respect to the Bank’s allocation of qualitative factors, including various subjective areas assessed in terms of basis points used in determining the overall adequacy of the ACL as of March 31, 2012. The determination of risk will result in a positive or negative adjustment to the ACL evaluation and validation. Adjustments for each component may range from -10 basis points to +25 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

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

Note 7. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2012 and December 31, 2011 segregated by class of financing receivables:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential mortgage	$-	$-
Commercial real estate	8,665	22,489
Commercial construction	129	1,401
Commercial non-real estate	-	15
Commercial unsecured	-	49
Consumer real estate	138	1,406
Home equity lines of credit	175	-
Consumer non-real estate	27	28
Total performing TDR loans accounted for on an accrual basis	$9,134	$25,388
Percentage of total loans, net	1.7%	4.8%

The following table presents a roll forward of the Bank’s performing TDR loans for the three months ended March 31, 2012:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
March 31, 2012
Residential mortgage	$-	$-	$-	$-	$-
Commercial	23,954	633	-	(15,793)	8,794
Consumer	1,434	-	-	(1,094)	340
Total	$25,388	$633	$-	$(16,887)	$9,134

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDR loans for the three months ended March 31, 2012:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
March 31, 2012
Residential mortgage	$414	$-	$-	$(414)	$-
Commercial	20,699	9,199	(1,541)	(2,176)	26,181
Consumer	304	-	-	-	304
Total	$21,417	$9,199	$(1,541)	$(2,590)	$26,485

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the three months ended March 31, 2012, none of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively together with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower.

The Bank offers a variety of TDR programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered. The restructuring of a troubled loan may include, but is not limited to any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

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

On a loan-by-loan basis, the Bank restructures loans that were either on nonaccrual basis prior to restructuring or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring.

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

The Bank has performed restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., A Note and B Note structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate.

The following table includes the amount of multiple note restructures for certain commercial real estate loan workouts at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(In thousands)
Note A Structure
Commercial real estate (1)	$3,810	$3,832
Note B Structure
Commercial real estate (2)	1,796	1,796
Total	$5,606	$5,628

(1)	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	During the three months ended March 31, 2012, interest income was reduced by $31,959 as a result of multiple note restructures, compared to none for the three months ended March 31, 2011.

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

The general terms of the new loans restructured under the Note A and Note B structure differ as follows:

Note A: First lien position; fixed or adjustable current market interest rate; fixed month term to maturity; payments – interest only to maturity, or full principal and interest to maturity. Note A is underwritten in accordance with the Bank’s customary underwriting standards and is on an accrual basis.

Note B: Second lien position; fixed or adjustable below current market interest rate; fixed month term to maturity; payments – due in full at maturity. Note B is underwritten in accordance with the Bank’s customary underwriting standards, except for the below market interest rate and payment terms, and is on a nonaccrual basis.

Note 8. Other Real Estate Owned. The following table reflects the changes in other real estate owned during the three months ended March 31, 2012:

	Balance				Balance
	December 31,			Fair Value	March 31,
	2011	Additions	Sales, net	Adjustments	2012
	(In thousands)
Other Real Estate Owned	$17,005	$2,235	$(1,013)	$(903)	$17,324

The following table reflects changes in other real estate owned during the three months ended March 31, 2011.

	Balance				Transfer to	Balance
	December 31,			Fair Value	Premises and	March 31,
	2010	Additions	Sales, net	Adjustments	Equipment	2011
	(In thousands)
Other Real Estate Owned	$11,616	$3,593	$(1,746)	$(643)	$(751)	$12,069

Fair value adjustments to other real estate owned (“OREO”) are recorded to adjust the carrying values of these properties to their estimated fair market values. In most cases, the estimated fair market values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”). In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. Additionally, in certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly.

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

Level 1-inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. The type of assets carried at Level 1 fair value includes investments such as U. S. Treasury and U. S. government agency securities.

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

Assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/12	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$123,036	$-	$123,036	$-
Total March 31, 2012	$123,036	$-	$123,036	$-

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$138,515	$-	$138,515	$-
Total December 31, 2011	$138,515	$-	$138,515	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/12	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$73,183	$-	$73,183	$-
Other real estate owned	17,324	-	-	17,324
Total March 31, 2012	$90,507	$-	$73,183	$17,324

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$77,279	$-	$77,279	$-
Other real estate owned	17,005	-	-	17,005
Total December 31, 2011	$94,284	$-	$77,279	$17,005

_

(1)	At March 31, 2012 and December 31, 2011, includes $52.8 million and $53.2 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

The Bank does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, an impairment write down is taken, based on the estimated fair value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above. Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank classifies the impaired loan as non-recurring Level 3.

Other real estate owned acquired through loan foreclosure is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $902,945 were made to OREO during the three months ended March 31, 2012, compared to $643,705 made during the three months ended March 31, 2011.

Net losses realized and included in earnings for the three months ended March 31, 2012 and 2011 are reported in other revenues as follows:

	Three Months Ended 3/31/12	Three Months Ended 3/31/11
Loss on sale of real estate, net	$28,964	$82,095

No liabilities were measured at fair value on a recurring or non-recurring basis at March 31, 2012 or December 31, 2011.

Note 10. Fair Value of Financial Instruments. The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$15,569	$15,569	$14,298	$14,298
Interest-bearing deposits in other banks	49,093	49,093	18,476	18,476
Mortgage-backed securities available for sale	123,036	123,036	138,515	138,515
Loans and leases, net	515,725	511,385	529,736	525,202
Stock in Federal Home Loan Bank of Atlanta	1,887	1,887	1,887	1,887
Accrued interest receivable	2,451	2,451	2,210	2,210

	March 31, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$653,136	$648,348	$648,403	$642,617
Borrowed money:
Repurchase agreements	1,681	1,681	2,096	2,096
Junior subordinated debentures	10,310	10,310	10,310	10,310

Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies used by the Bank were as follows:

Cash and Due from Banks and Interest –Bearing Deposits in Other Banks. The carrying amounts for cash and due from banks and interest bearing deposits in other banks approximate their fair value because of the short maturities of these financial instruments.

Mortgage-Backed Securities Available for Sale. The estimated fair value of mortgage-backed securities is provided in Note 4 above of Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases, Net. Fair values are estimated for portfolios of loans and leases with similar financial characteristics, such as residential mortgage. Loans and leases are segregated by type of loan, fixed and variable interest rate terms. The fair value of each category is determined by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable.

Stock in Federal Home Loan Bank of Atlanta. The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Deposits. The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of certificates of deposits are estimated using the rates currently offered for similar instruments with similar remaining maturities.

Accrued Interest Receivable, Repurchase Agreements and Junior Subordinated Debentures. The carrying amount of accrued interest receivable, repurchase agreements, and junior subordinated debentures approximates fair value because of the short maturities of these instruments.

Financial Instruments with Off-Balance Sheet Risk. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

Note 11. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2012. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At March 31, 2012, the 1997 Plan had 80,271 granted unexercised shares, and the 2008 Plan had 101,000 granted unexercised shares and 857,000 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three months ended March 31, 2012.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of March 31, 2012 and 2011, and changes during the three month periods ended March 31, 2012 and 2011 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Three Months Ended March 31, 2012:
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	$4.12
Forfeited	(5,562)	$15.13
Exercised	0	$.00
Outstanding at March 31, 2012	181,271	$14.03	$(1,818,929)
Vested and Exercisable at March 31, 2012	131,789	$16.71	$(1,674,501)

Three Months Ended March 31, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	0	$.00
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Vested and Exercisable at March 31, 2011	136,326	$16.20	$(1,527,614)

The average fair value per share of options granted in the three months ended March 31, 2012 was $1.59, compared to $2.23 per share of options granted in the three months ended March 31, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three months ended March 31, 2012 and 2011:

	Three Months Ended 3/31/12	Three Months Ended 3/31/11
Dividend growth rate	0.0%	0.0%
Expected volatility	37.4%	37.8%
Average risk-free interest rate	1.7%	2.8%
Expected lives - years	6	6

There were no stock options exercised during the three months ended March 31, 2012 or 2011. Consequently, there were no income tax benefits realized and no intrinsic value for options exercised during the three months ended March 31, 2012 or 2011.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2012, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.12 – 10.91	76,000	8.55	$7.14	34,668	$9.29
$11.80 – 16.49	47,396	2.80	$15.17	40,896	$15.50
$17.27 – 25.07	46,625	5.07	$20.61	45,125	$20.58
$26.17 – 33.27	11,250	4.74	$28.62	11,100	$28.57
	181,271	5.92	$14.03	131,789	$16.71

A summary of nonvested option shares as of March 31, 2012 and 2011, and changes during the three months ended March 31, 2012 and 2011, is presented below:

	Shares	Price
Three Months Ended March 31, 2012:
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92

Three Months Ended March 31, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	0	$.00
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76

Net compensation cost charged against income was $1,803 for the three months ended March 31, 2012, compared to $28,617 of cost charged against income for the three months ended March 31, 2011. Total recapture credits against compensation expense on forfeited options was $16,977 for the three months ended March 31, 2012, compared to $7,578 for the three months ended March 31, 2011. As of March 31, 2012, total unrecognized compensation cost on granted unexercised shares was $102,875, and is expected to be recognized over the next three years.

Fair value compensation cost recognition provisions for share-based payments is different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended 3/31/12	Three Months Ended 3/31/11
Reduce net income before income taxes	$1,803	$28,617
Reduce net income	$1,657	$28,202
Reduce basic earnings per share	$0.00	$0.01
Reduce diluted earnings per share	$0.00	$0.01

Note 12. Recent Accounting Pronouncements.

The following summarizes recent accounting pronouncements and their expected impact on the Company.

In April 2011, the FASB issued new guidance on Reconsideration of Effective Control for Repurchase Agreements. This guidance improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance is effective for reporting periods beginning after December 15, 2011. The adoption of this guidance was not material to the Company’s consolidated financial statements.

In May 2011, the FASB issued new guidance on Fair Value Measurement. This guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2011. The adoption of this guidance was not material to the Company’s consolidated financial statements.

In June 2011, the FASB issued new guidance on Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2011. The adoption of this guidance was not material to the Company’s consolidated financial statements.

In September 2011, the FASB issued new guidance on Testing Goodwill for Impairment. This guidance simplifies how an entity tests goodwill for impairment and allows an option to first assess qualitative factors to determine whether it is necessary to perform the two-step qualitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for reporting periods beginning after December 15, 2011. The adoption of this guidance was not material to the Company’s consolidated financial statements.

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

In December 2011, the FASB issued new guidance on Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance is being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are effective for reporting periods beginning after December 15, 2011. The adoption of this guidance was not material to the Company’s consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011. Total assets increased to $750.3 million at March 31, 2012, from $746.9 million at December 31, 2011. Earning assets increased to $682.1 million at March 31, 2012, from $681.5 million at December 31, 2011, reflecting the net change in the composition of earning assets, as further discussed below. The ratio of earning assets to total assets was 90.9% at March 31, 2012, compared to 91.2% at December 31, 2011.

Interest-bearing overnight deposits in financial institutions increased to $49.1 million at March 31, 2012, from $18.5 million at December 31, 2011. Overnight deposits are available to fund loan originations, deposit withdrawals, securities purchases, liquidity management activities and daily operations of the Bank.

Mortgage-backed securities available for sale declined to $123.0 million at March 31, 2012, from $138.5 million at December 31, 2011. The Bank may sell mortgage-backed securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels. During the three months ended March 31, 2012, the Bank sold $23.5 million of mortgage-backed securities available for sale, compared to $2.4 million sold in the three months ended March 31, 2011. Also, during the three months ended March 31, 2012, $13.5 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $3.9 million securitized in the three months ended March 31, 2011. See “Note 4. Mortgage-Backed Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale increased to $9.4 million at March 31, 2012, from $6.4 million at December 31, 2011. Proceeds from loan sales were $5.8 million for the three months ended March 31, 2012, compared to $6.3 million for the three months ended March 31, 2011. Proceeds from loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment security purchases and general banking operations. Loans serviced for others declined to $316.3 million at March 31, 2012, from $319.4 million at December 31, 2011.

Loans and leases receivable held for investment declined to $516.4 million at March 31, 2012 from $534.0 million at December 31, 2011. During the three months ended March 31, 2012, certain loans held for investment were subjects of foreclosure and transferred to other real estate owned, as discussed below. In addition, a portion of the proceeds from principal repayments on loans held for investment is used to fund the liquidity needs of the Bank, including those discussed above.

Total loans on non-accrual status and restructured loans (TDRs) on non-accrual status declined to $37.5 million at March 31, 2012, from $43.0 million at December 31, 2011. Loans on non-accrual status declined to $11.0 million at March 31, 2012, from $21.6 million at December 31, 2011. At March 31, 2012, $2.3 million of these loans were earning interest, compared to $10.6 million at December 31, 2011. TDRs on non-accrual status increased to $26.5 million at March 31, 2012, from $21.4 million at December 31, 2011. At March 31, 2012, $20.5 million of TDRs on non-accrual status were making payments according to the terms of their restructure, compared to $12.2 million at December 31, 2011. Past due TDRs on non-accrual status declined to $6.0 million at March 31, 2012, from $9.2 million at December 31, 2011.

Performing TDRs on full accrual status declined to $9.1 million at March 31, 2012, from $25.4 million at December 31, 2011. Certain performing TDRs have been restored to full accrual status, as they need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place, if the loan is in compliance with its modified terms and yields a market rate.

The economy continues to present a challenging credit environment for the Bank and its customers. Economic pressure continues to impact market values of housing and other real estate property in the Bank’s market area and credit quality of certain borrowers. Management believes it has thoroughly evaluated its non-performing loans and they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at March 31, 2012, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. There were $120,000 of loans that were accruing interest and contractually over 90 days past due at March 31, 2012. Additional gross interest income of $2,000 was recorded on these loans in the three months ended March 31, 2012.

Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $74.9 million of loans classified as impaired at March 31, 2012, net of $13.2 million in write-downs compared to $78.9 million classified as impaired at December 31, 2011, net of $13.4 million in write-downs. At March 31, 2012 and December 31, 2011, the allowance for loan and leases losses included $1.7 million and $1.6 million specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.

See “Note 5. Loans Receivable”, “Note 6. Allowance for Credit Losses” and “Note 7. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned acquired from foreclosures increased to $17.3 million at March 31, 2012, from $17.0 million at December 31, 2011, reflecting the net of additions, disposals and fair value adjustments. During the three months ended March 31, 2012 there were $2.2 million of additions, $1.0 million of disposals, and $903,000 of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed lots and three residential subdivisions containing developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased to $648.3 million at March 31, 2012, from $642.6 million at December 31, 2011. Demand accounts (personal and business checking accounts and money market accounts) increased to $262.5 million at March 31, 2012, from $243.7 million at December 31, 2011.

Time deposits declined to $354.8 million at March 31, 2012, from $369.9 million at December 31, 2011. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing certificates of deposits in relationship to current funding needs and market interest rates. The Bank did not renew certain higher rate maturing time deposits during the three months ended March 31, 2012 and was able to reprice new and maturing time deposits at lower rates. See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting primarily of repurchase agreements declined to $1.7 million at March 31, 2012, from $2.1 million at December 31, 2011. Repurchase agreements represent funds held in cash management accounts for commercial banking customers. There were no FHLB advances outstanding at March 31, 2012 or December 31, 2011. The Bank may also use lower costing FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds.

Stockholders' equity increased to $84.3 million at March 31, 2012, from $84.1 million at December 31, 2011, reflecting the net effect of earnings and changes in accumulated other comprehensive income. The equity to assets ratio was 11.2% at March 31, 2012, compared to 11.3% at December 31, 2011. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income was $3.4 million at March 31, 2012, compared to $3.7 million at December 31, 2011, reflecting the net unrealized gains in the available for sale mortgage-backed securities portfolio based on current market prices. See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank is subject to various capital requirements administered by federal and state banking agencies. As of March 31, 2012, the Bank's regulatory capital ratios were in excess of all regulatory requirements and are listed as follows: Total Risk-Based Capital – 15.8%; Tier 1 Risk-Based Capital – 14.5%; and Tier 1 Leverage Capital – 10.2%. See “Part 1. Financial Information - Selected Financial Data (Unaudited)” above, and "Liquidity and Capital Resources" below for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both March 31, 2012 and December 31, 2011. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

Comparison of Operating Results – Three months ended March 31, 2012 and 2011. Net income for the three months ended March 31, 2012 increased to $462,000, compared to $327,000 for the three months ended March 31, 2011. Net income per diluted common share increased to $0.05 per share for the three months ended March 31, 2012, from $0.03 per share for the three months ended March 31, 2011.

Net earnings during the three months ended March 31, 2012 were influenced by the amount of provisions for credit losses required to replenish net charge-offs; a decline in the volume of average earning assets; expenses attributable to other real estate owned properties; while being partially offset by a reduction in interest funding expense and gains on mortgage-backed securities sales. The current economy continues to present a challenging credit environment for the Bank and for some of its customers. As the Bank addresses and manages through these challenges, it remains focused on long-term strategies. These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as the current economic conditions substantially improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE), and efficiency. ROA was .3% for the three months ended March 31, 2012, compared to ..2% for the three months ended March 31, 2011. ROE was 2.2% for the three months ended March 31, 2012, compared to 1.6% for the three months ended March 31, 2011. The efficiency ratio was 76.6% for the three months ended March 31, 2012, compared to 69.3% for the three months ended March 31, 2011.

Interest Income. Interest income declined to $8.9 million for the three months ended March 31, 2012, from $9.9 million for the three months ended March 31, 2011. The reduction in the amount of interest income is primarily due to lower interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $678.0 million for the three months ended March 31, 2012, from $708.0 million for the three months ended March 31, 2011. The reduction in average interest-earning assets reflects the net impact of the decrease in loans and leases receivable; sales, purchases and maturities of mortgage-backed securities; and the volume of other real estate owned and non-performing loans. The yield on average interest-earning assets declined to 5.3% for the three months ended March 31, 2012, from 5.6% for the three months ended March 31, 2011. The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods.

Interest Expense. Interest expense declined to $1.4 million for the three months ended March 31, 2012, from $2.1 million for the three months ended March 31, 2011, reflecting lower interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities. The cost of funds improved to .9% for the three months ended March 31, 2012, from 1.2% for the three months ended March 31, 2011. The Company was able to improve its cost of funds by a combination of the growth in lower costing demand accounts, new time deposit pricing and the repricing of maturing time deposits within the lower interest rate environment. Average deposits and borrowings declined to $652.3 million for the three months ended March 31, 2012, from $708.1 million for the three months ended March 31, 2011.

Net Interest Income. Net interest income declined to $7.5 million for the three months ended March 31, 2012, from $7.8 million for the three months ended March 31, 2011. The interest rate spread (the difference between the effective yield on average earning assets and the effective cost of average deposits and borrowings) remained constant at 4.4% for both the three months ended March 31, 2012 and 2011. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) also remained constant at 4.4% for both the three months ended March 31, 2012 and 2011. The consistency of the interest rate spread and net yield on interest-earning assets is a result of the interest rate environment and volumes of interest-earning assets and interest-bearing liabilities during the comparative reporting periods.

The following tables contain information relating to the Company’s average statement of financial condition and reflect the yield on average earning assets and the average cost of funds for the three months ended March 31, 2012 and 2011. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented. The average loan balances listed in interest earning assets do not include nonaccrual loan balances. The interest rate spread represents the difference between the yield on earning assets and the average cost of funds. The net yield on earning assets represents net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended March 31, 2012			Quarter Ended March 31, 2011
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$515,700	$7,667	5.95%	$575,876	$8,824	6.13%
Investments and deposits	162,343	1,247	3.07%	132,106	1,067	3.23%
Total earning assets	678,043	8,914	5.26%	707,982	9,891	5.59%
Nonearning assets	66,352			86,633
Total assets	$744,395			$794,615

Interest bearing liabilities:
Deposits	$543,210	1,322	0.97%	$593,348	1,977	1.33%
Borrowings	1,759	1	0.23%	4,396	27	2.46%
Junior subordinated debentures	10,310	92	3.57%	10,310	81	3.14%
Total interest-bearing liabilities	555,279	1,415	1.02%	608,054	2,085	1.37%
Noninterest bearing demand deposits	97,027	0	0.00%	100,043	0	0.00%
Total sources of funds	652,306	1,415	0.87%	708,097	2,085	1.18%
Other liabilities and stockholders’ equity:
Other liabilities	7,507			6,540
Stockholders' equity	84,582			79,978
Total liabilities and stockholders' equity	$744,395			$794,615
Net interest income		$7,499			$7,806
Interest rate spread			4.29%			4.41%
Net yield on earning assets			4.42%			4.41%
Ratio of earning assets to interest bearing liabilities			122.11%			116.43%

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $1.8 million of provisions for credit losses in the three months ended March 31, 2012, compared to $2.5 million in the three months ended March 31, 2011. The provision for credit losses was necessary to replenish net charge offs of $2.6 million recorded in the three months ended March 31, 2012, compared to $2.0 million in the three months ended March 31, 2011, and to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 6. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Credit Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

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

The allowance for credit losses was $14.6 million at March 31, 2012, compared to $15.4 million December 31, 2011. The ratio of the allowance for credit losses to loans and leases was 2.8% at March 31, 2012, compared to 2.9% at December 31, 2011. See “Note 6. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional information.

Noninterest Income. Total noninterest income increased to $3.2 million for the three months ended March 31, 2012, from $2.0 million for the three months ended March 31, 2011. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of revenue across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected remained constant at $1.7 million for both the three months ended March 31, 2012 and 2011. Fees, service charges and loan servicing fees are influenced by the volume of loans receivable and deposits outstanding, the volume of various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains from sales of mortgage loans held for sale increased to $305,000 for the three months ended March 31, 2012, compared to $120,000 for the three months ended March 31, 2011. The Bank sells certain held for sale fixed-rate residential mortgage loans to reduce its exposure to future interest rate and credit risk, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

Gains from sales of mortgage-backed securities available for sale increased to $1.0 million for the three months ended March 31, 2012, from $52,000 for the three months ended March 31, 2011. Proceeds from mortgage-backed securities sales also provide additional liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of mitigating nonperforming assets, the Bank recognized $29,000 of net losses on sales of other real estate owned properties in the three months ended March 31, 2012, compared to $82,000 of net losses recognized in the three months ended March 31, 2011. See “Note 8. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Expense. Total noninterest expenses increased to $8.2 million for the three months ended March 31, 2012, from $6.8 million for the three months ended March 31, 2011. Compensation and fringe benefits, the largest component of these expenses, increased to $4.2 million for the three months ended March 31, 2012, from $3.8 million for the three months ended March 31, 2011, reflecting an increase in retirement benefits and management’s efforts to maintain sufficient staffing levels necessary to support commercial and retail customer service activities, credit administration and banking operations.

FDIC insurance premiums declined to $252,000 for the three months ended March 31, 2012, from $292,000 for the three months ended March 31, 2011, reflecting the volume of insured deposit account balances during the respective periods, and changes in the FDIC’s deposit insurance assessment calculation. The FDIC changed their deposit insurance assessment calculation during 2011 to be based on assets and Tier 1 capital versus on deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of other real estate owned properties increased to $1.3 million for the three months ended March 31, 2012, from $220,000 for the three months ended March 31, 2011. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes. Income tax expense was $201,000 for the three months ended March 31, 2012, compared $225,000 for the three months ended March 31, 2011. Changes in the amount of income tax expense reflects changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax rates were 30.3% for the three months ended March 31, 2012, compared to 40.7% for the three months ended March 31, 2011. See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its funding needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. FDIC policy requires banks to maintain an average daily balance of liquid assets in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. At March 31, 2012, the Bank had cash, deposits in banks, mortgage-backed securities and loans held for sale totaling $197.1 million, compared to $177.7 million at December 31, 2011. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 29.0% and 25.8% at March 31, 2012 and December 31, 2011, respectively, which management believes is adequate.

Management believes the Bank can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans held for sale. While scheduled repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank strives to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The North Carolina Office of the Commissioner of Banks requires the Bank to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at March 31, 2012 and December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Smaller reporting companies are not required to provide information required by this item.

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

Item 1A. Risk Factors: Smaller reporting companies are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.2(b)	Amendment dated March 30, 2012, to the Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and Sherry L. Correll dated January 14, 1997 (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))

10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))

10.15(b)	Amendment dated March 30, 2012, to the Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and Paul S. Jaber dated July 8, 2002 (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))

10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: May 14, 2012	Date: May 14, 2012

