Form 10-Q
period 2012-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2012-08-10
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

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

Yes ☐    No ☒

Number of shares of common stock outstanding as of August 10, 2012: 9,751,271.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2012
	(unaudited) and December 31, 2011	1

	Consolidated Statements of Operations and Comprehensive Income for the
	Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity for the
	Six Months Ended June 30, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2012 and 2011 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Exhibits

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011 *
	(unaudited)
Assets

Cash and due from banks	$12,465,913	$14,298,146
Interest-earning deposits with banks	22,292,778	18,476,173
Investment securities available for sale, at fair value	164,976,511	138,515,210
Loans and leases receivable:
Held for sale	4,397,747	6,435,983
Held for investment	501,067,144	533,960,226
Allowance for loan and lease losses	(14,003,657)	(15,194,014)
Loans and leases receivable, net	491,461,234	525,202,195
Premises and equipment, net	12,620,995	11,679,430
Other real estate owned	17,845,050	17,004,874
Federal Home Loan Bank stock, at cost	1,288,200	1,886,900
Accrued interest receivable	2,454,890	2,210,314
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,333,366	1,237,161
Identifiable intangible assets	55,020	70,740
Income tax receivable	3,013,879	2,194,677
Prepaid expenses and other assets	7,938,384	9,946,459

Total assets	$741,964,796	$746,940,855

Liabilities and Stockholders' Equity

Deposits:
Demand	$261,295,293	$243,719,526
Savings	30,346,697	28,988,522
Large denomination certificates of deposit	181,946,545	195,429,182
Other time	161,041,299	174,479,477
Total deposits	634,629,834	642,616,707
Borrowed money	1,758,154	2,096,189
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	9,098,635	7,804,687
Total liabilities	655,796,623	662,827,583

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,812,995	35,815,098
Retained earnings, substantially restricted	77,452,728	76,510,081
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	4,772,206	3,657,849
Total stockholders' equity	86,168,173	84,113,272

Total liabilities and stockholders' equity	$741,964,796	$746,940,855

*Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$7,447,269	$8,905,881	$15,113,844	$17,729,875
Interest and dividends on investments and deposits	1,370,749	1,282,570	2,617,711	2,349,776
Total interest income	8,818,018	10,188,451	17,731,555	20,079,651

Interest expense:
Interest on deposits	1,249,628	1,924,835	2,570,823	3,901,704
Interest on borrowings	923	1,553	2,039	28,967
Interest on junior subordinated notes	91,117	83,911	183,311	165,232
Total interest expense	1,341,668	2,010,299	2,756,173	4,095,903
Net interest income	7,476,350	8,178,152	14,975,382	15,983,748
Provision for credit losses	775,000	3,080,000	2,615,000	5,530,011
Net interest income after provision for credit losses	6,701,350	5,098,152	12,360,382	10,453,737

Non-interest income:
Fees and service charges	1,454,625	1,581,922	2,934,762	3,068,624
Loan servicing fees	202,776	196,988	415,577	395,072
Gain (loss) on sale of other real estate, net	(47,056)	53,387	(76,021)	(28,708)
Gain on sale of mortgage loans	264,266	111,546	568,874	231,528
Gain on sale of investment securities	485,047	-	1,518,904	52,146
Other income	292,999	553,868	532,509	761,000
Total non-interest income	2,652,657	2,497,711	5,894,605	4,479,662

Non-interest expense:
Compensation and fringe benefits	4,387,489	3,941,577	8,545,101	7,731,256
Federal deposit insurance premiums	259,087	293,284	511,486	584,784
Premises and equipment	538,812	433,512	967,280	856,792
Advertising	67,531	38,280	133,565	85,384
Payroll and other taxes	357,480	352,520	763,275	754,148
Data processing	604,250	622,859	1,213,959	1,223,400
Amortization of intangible assets	124,942	145,578	225,498	292,781
Other real estate owned expense	1,307,097	265,334	2,585,396	484,851
Other	954,220	895,158	1,893,492	1,760,919
Total non-interest expense	8,600,908	6,988,102	16,839,052	13,774,315

Income before income tax expense	753,099	607,761	1,415,935	1,159,084
Income tax expense	272,348	225,671	473,288	450,211

NET INCOME	$480,751	$382,090	$942,647	$708,873

Other comprehensive income, net of taxes	1,348,083	843,478	1,114,357	623,231
Comprehensive income	$1,828,834	$1,225,568	$2,057,004	$1,332,104

Per share data:
Basic earnings per share	$0.05	$0.04	$0.10	$0.07
Diluted earnings per share	$0.05	$0.04	$0.10	$0.07
Average basic shares outstanding	9,751,271	9,751,271	9,751,271	9,751,271
Average diluted shares outstanding	9,751,271	9,751,271	9,751,271	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2012 and 2011

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			942,647			942,647

Other comprehensive income, net of taxes					1,114,357	1,114,357

Stock based compensation		(2,103)				(2,103)

Balance at June 30, 2012	$97,513	$35,812,995	$77,452,728	$(31,967,269)	$4,772,206	$86,168,173

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			708,873			708,873

Other comprehensive income, net of taxes					623,231	623,231

Stock based compensation		49,172				49,172

Balance at June 30, 2011	$97,513	$35,844,758	$75,665,645	$(31,967,269)	$1,253,833	$80,894,480

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$942,647	$708,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,615,000	5,530,011
Depreciation	491,284	367,630
Amortization of intangibles	225,498	292,781
Accretion of discounts and premiums on securities, net	49,980	248,140
Gain on disposal of premises and equipment	(10,295)	(326,715)
Loss on sale of other real estate owned	76,021	28,708
Gain on sale of loans held for sale	(568,874)	(231,528)
Gain on sale of mortgage-backed securities available for sale	(1,518,904)	(52,146)
Stock based compensation expense (income)	(2,103)	49,172
Originations of loans held for sale, net	(44,047,926)	(16,761,812)
Proceeds from sale of loans held for sale	8,431,634	9,775,300
Other operating activities	3,450,017	2,206,123
Net cash provided by (used in) operating activities	(29,866,021)	1,834,537

Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities available for sale	32,303,701	2,369,759
Proceeds from principal repayments of mortgage-backed securities available for sale	11,143,010	3,791,901
Proceeds from principal repayments of mortgage-backed securities held for investment	-	1,279,358
Originations of loans held for investment, net of principal repayments	23,374,195	25,013,945
Proceeds from disposal of other real estate owned	2,979,217	3,740,719
Proceeds from disposal of premises and equipment	34,900	381,930
Purchase of investment securities	(18,743,452)	-
Purchase of mortgage-backed securities	(10,057,515)	(23,087,178)
Sale of FHLB stock	598,700	784,900
Purchase of premises and equipment	(1,457,455)	(1,262,329)
Net cash provided by investing activities	40,175,301	13,013,005

Cash flows from financing activities:
Net decrease in deposit accounts	(7,986,873)	(5,562,306)
Net decrease in FHLB borrowings	-	(10,000,000)
Net change in repurchase agreements	(338,035)	846,093
Net cash used in financing activities	(8,324,908)	(14,716,213)

Increase in cash and cash equivalents	1,984,372	131,329
Cash and cash equivalents, beginning of period	32,774,319	44,433,613
Cash and cash equivalents, end of period	$34,758,691	$44,564,942

Supplemental disclosures:
Other real estate acquired in settlement of loans	$5,713,530	$5,167,666
Exchange of loans for mortgage-backed securities	38,223,402	8,591,293
Cash paid for interest	2,550,787	3,937,473
Cash paid for income taxes	140,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2012 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For both the three and six months ended June 30, 2012 and 2011, there were no stock options that were dilutive because their exercise prices exceed the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The Company's components of other comprehensive income primarily includes net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. Information concerning other comprehensive income for the three and six months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended 6/30/12	Three Months Ended 6/30/11	Six Months Ended 6/30/12	Six Months Ended 6/30/11
Net income	$480,751	$382,090	$942,647	$708,873
Increase in unrealized holding gains	2,549,843	1,389,238	2,933,621	1,667,185
Tax effect	(903,718)	(545,760)	(885,958)	(645,501)
Reclassification of gains recognized in net income	(485,047)	0	(1,518,904)	(52,146)
Tax effect	187,005	0	585,598	20,104
Reclassification of unrealized losses transferred to held for investment	0	0	0	(366,411)
Other comprehensive income	1,348,083	843,478	1,114,357	623,231
Comprehensive income	$1,828,834	$1,225,568	$2,057,004	$1,332,104

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at June 30, 2012 and December 31, 2011:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities, maturing in:
One to five years	$288	$12	$-	$300
Five to ten years	2,212	116	-	2,328
After ten years	136,145	7,569	-	143,714
Total	$138,645	$7,697	$-	$146,342

Municipal securities, maturing in:
One to five years	$-	$-	$-	$-
Five to ten years	-	-	-	-
After ten years	18,699	33	97	18,635
Total	$18,699	$33	$97	$18,635

Total securities portfolio	$157,344	$7,730	$97	$164,977

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities, maturing in:
One to five years	$481	$29	$-	$510
Five to ten years	835	62	-	897
After ten years	130,981	6,127	-	137,108
Total	$132,297	$6,218	$-	$138,515

The Company had no mortgage-backed securities with an unrealized loss position at June 30, 2012. At June 30, 2012 and December 31, 2011, mortgage-backed securities with fair value of $4,545,794 and $5,103,314, respectively, were pledged as collateral for public deposits and repurchase agreements.

The following table summarizes municipal securities’ gross unrealized losses, fair value and length of time the securities have been in a continuous unrealized loss position at June 30, 2012.

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Municipal securities	$11,456	$97	$-	$-	$11,456	$97

Note 5. Loans Receivable. Following is a summary of loans receivable at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$75,240	14.9%	$68,240	12.6%

Total mortgage loans	75,240	14.9%	68,240	12.6%

Commercial loans and leases:
Commercial real estate	318,469	62.9%	346,088	63.9%
Commercial construction	17,072	3.4%	25,441	4.7%
Commercial non-real estate	12,235	2.4%	14,851	2.8%
Commercial unsecured	2,708	0.5%	2,832	0.5%
Lease receivables	6,722	1.3%	7,578	1.4%

Total commercial loans and leases	357,206	70.5%	396,790	73.3%

Consumer loans:
Consumer real estate	41,406	8.2%	41,046	7.6%
Home equity lines of credit	28,058	5.5%	30,479	5.6%
Consumer non-real estate	2,160	0.4%	2,500	0.5%
Consumer unsecured	2,387	0.5%	2,403	0.4%

Total consumer loans	74,011	14.6%	76,428	14.1%

Gross loans	506,457	100.0%	541,458	100.0%

Less deferred loan origination fees, net	992		1,062
Less allowance for loan and lease losses	14,004		15,194

Total loans, net	$491,461		$525,202

The Bank has pledged certain loans secured by one to four family residential mortgages as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $100.0 million and $101.2 million at June 30, 2012 and December 31, 2011, respectively. The Bank's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina.

The table below details non-accrual loans, including troubled debt restructured loans accounted for on a non-accrual basis, segregated by class of loans, at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$660	$701
Commercial real estate	9,459	18,059
Commercial construction	500	633
Commercial non-real estate	449	17
Commercial unsecured	-	44
Consumer real estate	1,416	1,866
Home equity lines of credit	160	287
Consumer non-real estate	-	-
Consumer unsecured	1	1
Total loans accounted for on a non-accrual basis	12,645	21,608

Troubled debt restructured loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	-	414
Commercial real estate	7,669	6,888
Commercial construction	147	157
Commercial non-real estate	908	1,509
Consumer real estate	376	202
Total Past Due TDRs	9,100	9,170
Current TDRs:
Residential mortgage	-	-
Commercial real estate	13,705	9,406
Commercial construction	2,227	2,704
Commercial non-real estate	25	19
Commercial unsecured	14	16
Consumer real estate	94	102
Total Current TDRs	16,065	12,247
Total TDR loans accounted for on a non-accrual basis	25,165	21,417
Total non-performing loans	$37,810	$43,025
Percentage of total loans, net	7.7%	8.2%
Other real estate owned	$17,845	$17,005
Total non-performing assets	$55,655	$60,030

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1,408,583 and $1,480,906 at June 30, 2012 and December 30, 2011, respectively.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2012 and December 31, 2011, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
June 30, 2012	(In thousands)
Residential mortgage	$-	$1,832	$730	$2,562	$72,678	$75,240	$333
Commercial real estate	7,169	6,821	15,288	29,278	289,191	318,469	295
Commercial construction	142	-	647	789	16,283	17,072	-
Commercial non-real estate	450	108	920	1,478	10,757	12,235	-
Commercial unsecured	87	-	-	87	2,621	2,708	-
Lease receivables	124	17	97	238	6,484	6,722	97
Consumer real estate	624	543	932	2,099	39,307	41,406	-
Home equity lines of credit	82	51	-	133	27,925	28,058	-
Consumer non-real estate	5	-	-	5	2,155	2,160	-
Consumer unsecured	1	7	-	8	2,379	2,387	-
Total	$8,684	$9,379	$18,614	$36,677	$469,780	$506,457	$725

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2011	(In thousands)
Residential mortgage	$2,998	$2,040	$1,626	$6,664	$61,576	$68,240	$511
Commercial real estate	6,626	5,240	15,372	27,238	318,850	346,088	520
Commercial construction	-	-	790	790	24,651	25,441	-
Commercial non-real estate	-	534	1,514	2,048	12,803	14,851	-
Commercial unsecured	4	-	-	4	2,828	2,832	-
Lease receivables	169	-	5	174	7,404	7,578	-
Consumer real estate	1,322	494	379	2,195	38,851	41,046	-
Home equity lines of credit	204	198	181	583	29,896	30,479	-
Consumer non-real estate	2	-	-	2	2,498	2,500	-
Consumer unsecured	4	1	-	5	2,398	2,403	-
Total	$11,329	$8,507	$19,867	$39,703	$501,755	$541,458	$1,031

The following tables present information on loans that were considered impaired as of June 30, 2012 and December 31, 2011. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At June 30, 2012, impaired loans included $32.3 million of impaired TDRs, compared to $36.8 million at December 31, 2011.

June 30, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$71,041	$80,717	$-	$63,506	$1,759
Commercial construction	3,494	3,549	-	3,501	32
Commercial non-real estate	1,384	2,635	-	1,679	55
Commercial unsecured	188	188	-	224	3
Consumer real estate	2,088	2,673	-	1,757	30
Home equity lines of credit	198	230	-	222	6
Consumer non-real estate	27	31	-	28	1
Consumer unsecured	48	244	-	41	5
Subtotal:	78,468	90,267	-	70,958	1,891

With an allowance recorded:
Commercial real estate	5,514	5,755	866	7,480	149
Commercial unsecured	12	12	12	25	-
Consumer real estate	36	36	3	707	1
Home equity lines of credit	965	965	434	381	23
Consumer unsecured	47	47	-	63	1
Subtotal:	6,574	6,815	1,315	8,656	174

Totals:
Commercial	81,669	92,892	881	76,415	1,999
Consumer	3,373	4,190	434	3,199	66
Grand Total:	$85,042	$97,082	$1,315	$79,614	$2,065

December 31, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$62,505	$74,021	$-	$70,143	$3,177
Commercial construction	3,868	4,159	-	4,008	121
Commercial non-real estate	2,230	2,900	-	2,395	85
Commercial unsecured	211	247	-	235	11
Consumer real estate	1,543	2,253	-	1,716	93
Home equity lines of credit	270	270	-	271	14
Consumer non-real estate	28	35	-	35	2
Consumer unsecured	1	179	-	2	5
Subtotal:	70,656	84,064	-	78,805	3,508

With an allowance recorded:
Commercial real estate	7,152	7,152	1,158	7,210	328
Commercial unsecured	50	50	1	50	2
Consumer real estate	937	937	451	947	47
Consumer unsecured	95	95	1	95	2
Subtotal:	8,234	8,234	1,611	8,302	379

Totals:
Commercial	76,016	88,529	1,159	84,041	3,724
Consumer	2,874	3,769	452	3,066	163
Grand Total:	$78,890	$92,298	$1,611	$87,107	$3,887

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial and consumer loans are graded on a scale of 1 to 9 as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Mortgage loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 4 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 5 (Watch) – Watch loans have shown credit quality changes from the original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. These are loans that management feels need to be watched more closely than those rated as Pass and if left uncorrected may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following tables present information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2012 and December 31, 2011, respectively:

June 30, 2012
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,317	225	534	33
3-Average	24,492	2,001	1,781	451
4-Acceptable	155,171	9,102	6,661	1,280
5-Watch	55,924	1,254	1,794	549
6-Special Mention	29,310	757	33	296
7-Substandard	52,255	3,733	1,432	99
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$318,469	$17,072	$12,235	$2,708

Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$35,184	$27,732	$2,130	$2,263
6-Special Mention	3,044	128	3	28
7-Substandard	3,178	198	27	96
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,406	$28,058	$2,160	$2,387

Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$74,396	$6,703
6-Special Mention	184	-
7-Substandard	660	19
8-Doubtful	-	-
9-Loss	-	-
Total	$75,240	$6,722

December 31, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,481	-	581	45
3-Average	25,660	2,506	1,581	451
4-Acceptable	166,476	11,727	9,109	1,638
5-Watch	62,543	4,417	1,221	324
6-Special Mention	32,009	1,928	130	216
7-Substandard	57,919	4,863	2,229	158
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$346,088	$25,441	$14,851	$2,832

Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
		(In thousands)
Pass	$35,931	$29,902	$2,472	$2,285
6-Special Mention	2,814	115	-	22
7-Substandard	2,301	462	28	96
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,046	$30,479	$2,500	$2,403

Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$67,034	$7,500
6-Special Mention	91	-
7-Substandard	1,115	78
8-Doubtful	-	-
9-Loss	-	-
Total	$68,240	$7,578

Note 6. Allowance for Credit Losses. Following is a summary of activity in the allowance for credit losses for the periods indicated:

	June 30, 2012	June 30, 2011
	(In thousands)
Allowance for loan and lease losses at beginning of period	$15,194	$18,830
Allowance for unfunded commitments at beginning of period	254	237
Total allowance for credit losses at beginning of period	15,448	19,067

Provision for loan and lease losses	2,615	5,516
Provision for unfunded commitments	10	14

Loans charged-off:
Residential mortgage	(310)	(121)
Commercial real estate	(3,566)	(4,538)
Commercial construction	(39)	(443)
Commercial non-real estate	(644)	(19)
Commercial unsecured	(57)	(90)
Lease receivables	(-)	(18)
Consumer real estate	(262)	(571)
Home equity lines of credit	(318)	(96)
Consumer non-real estate	(22)	(-)
Consumer unsecured	(12)	(52)
Total charge-offs	(5,230)	(5,948)
Recoveries of loans previously charged-off:		-
Commercial real estate	1,181	12
Commercial construction	100	108
Commercial non-real estate	25	13
Commercial unsecured	18	31
Consumer real estate	80	36
Home equity lines of credit	2	64
Consumer non-real estate	13	2
Consumer unsecured	6	3
Total recoveries	1,425	269

Net charge-offs	(3,805)	(5,679)

Allowance for loan and lease losses at end of period	14,004	18,667
Allowance for unfunded commitments at end of period	264	251
Total allowance for credit losses at end of period	$14,268	$18,918

The following table presents a roll forward of the Bank’s allowance for loan and lease losses by loan category for the periods ended June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$2,004	$(310)	$-	$(529)	$1,165	$75,240
Commercial real estate	8,117	(67)	19	(1,009)	7,060	241,914
Commercial construction	633	-	-	(237)	396	13,578
Commercial non-real estate	371	(24)	4	(34)	317	10,851
Commercial unsecured	75	(12)	3	7	73	2,508
Lease receivables	223	-	-	46	269	6,722
Consumer real estate	1,132	-	10	752	1,894	39,282
Home equity lines of credit	887	-	1	409	1,297	26,895
Consumer non-real estate	73	-	10	25	108	2,233
Consumer unsecured	68	(12)	6	48	110	2,292
Total	13,583	(425)	53	(522)	12,689	421,515

Allowance for individually evaluated for impairment
Commercial real estate	1,160	(3,499)	1,162	2,043	866	76,555
Commercial construction	-	(39)	100	(61)	-	3,494
Commercial non-real estate	-	(620)	21	599	-	1,384
Commercial unsecured	-	(45)	15	42	12	200
Consumer real estate	450	(262)	70	(255)	3	2,124
Home equity lines of credit	-	(318)	1	751	434	1,163
Consumer non-real estate	-	(22)	3	19	-	27
Consumer unsecured	1	-	-	(1)	-	95
Total	1,611	(4,805)	1,372	3,137	1,315	85,042
Grand Total	$15,194	$(5,230)	$1,425	$2,615	$14,004	$506,457

	December 31, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$358	$(445)	$1	$2,090	$2,004	$68,240
Commercial real estate	10,718	(256)	66	(2,411)	8,117	276,431
Commercial construction	1,192	(34)	3	(528)	633	21,573
Commercial non-real estate	316	-	6	49	371	12,621
Commercial unsecured	74	(37)	32	6	75	2,571
Lease receivables	148	(207)	-	282	223	7,578
Consumer real estate	1,653	(130)	23	(414)	1,132	38,566
Home equity lines of credit	1,102	(86)	64	(193)	887	30,209
Consumer non-real estate	29	(6)	4	46	73	2,472
Consumer unsecured	52	(70)	8	78	68	2,307
Total	15,642	(1,271)	207	(995)	13,583	462,568

Allowance for individually evaluated for impairment
Commercial real estate	2,846	(11,773)	304	9,783	1,160	69,657
Commercial construction	95	(487)	109	283	-	3,868
Commercial non-real estate	19	(179)	9	151	-	2,230
Commercial unsecured	54	(82)	1	27	-	261
Consumer real estate	91	(782)	19	1,122	450	2,480
Home equity lines of credit	83	(398)	3	312	-	270
Consumer non-real estate	-	(12)	4	8	-	28
Consumer unsecured	-	(122)	1	122	1	96
Total	3,188	(13,835)	450	11,808	1,611	78,890
Grand Total	$18,830	$(15,106)	$657	$10,813	$15,194	$541,458

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Company’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses (ACL) for each of the loan categories and risk grades at June 30, 2012.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	97.85%	16.73%	0.31%	0.05%	0.02%	0.02%	0.02%	0.00%
Commercial Non-Real Estate Secured	100.00%	97.85%	18.55%	9.38%	0.81%	0.00%	0.00%	0.00%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	97.85%	16.51%	0.00%	1.21%	0.00%	0.00%	0.00%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.06%	59.30%	10.69%	0.01%
Consumer Non-Real Estate Secured	100.00%	98.06%	49.95%	98.06%	0.00%
Consumer Non-Real Estate Unsecured	100.00%	98.05%	98.05%	8.58%	1.39%
Residential Real Estate	100.00%	98.15%	26.54%	0.51%	0.00%
Lease Receivables	100.00%	97.95%	67.24%	97.95%	1.28%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.20%
Commercial Non-Real Estate Lines of Credit	0.20%
Commercial Standby Letters of Credit	0.20%
Home Equity Lines of Credit	0.20%
Consumer Real Estate Lines of Credit	0.20%
Consumer Non-Real Estate Lines of Credit	0.20%
Work-in-Process	0.20%

Note 7. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2012 and December 31, 2011 segregated by class of financing receivables:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential mortgage	$-	$-
Commercial real estate	7,262	22,489
Commercial construction	246	1,401
Commercial non-real estate	-	15
Commercial unsecured	-	49
Consumer real estate	734	1,406
Home equity lines of credit	-	-
Consumer non-real estate	27	28
Total performing TDR loans accounted for on an accrual basis	$8,269	$25,388
Percentage of total loans, net	1.7%	4.8%

The following table presents a roll forward of performing TDR loans for the six months ended June 30, 2012:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
June 30, 2012
Residential mortgage	$-	$-	$-	$-	$-
Commercial	23,954	633	-	(17,079)	7,508
Consumer	1,434	597	-	(1,270)	761
Total	$25,388	$1,230	$-	$(18,349)	$8,269

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of non-performing TDR loans for the six months ended June 30, 2012:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
June 30, 2012
Residential mortgage	$414	$-	$-	$(414)	$-
Commercial	20,699	11,784	(3,586)	(4,027)	24,870
Consumer	304	-	-	(9)	295
Total	$21,417	$11,784	$(3,586)	$(4,450)	$25,165

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the six months ended June 30, 2012, none of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period.

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

If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required. The Bank has performed restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., A Note and B Note structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate.

The following table includes the amount of multiple note restructures for certain commercial real estate loan workouts at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(In thousands)
Note A Structure
Commercial real estate (1)	$4,388	$3,832
Note B Structure
Commercial real estate (2)	2,129	1,796
Total	$6,517	$5,628

1.	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
2.	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

During the six months ended June 30, 2012, interest income was reduced by approximately $65,000 as a result of multiple note restructures.

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

Note 8. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the six months ended June 30, 2012 and 2011:

					Transfer to
	Beginning			Fair Value	Premises and	End
	of Period	Additions	Sales, net	Adjustments	Equipment	of Period
	(In thousands)
June 30, 2012
OREO	$17,005	$5,714	$(3,073)	$(1,801)	$-	$17,845

June 30, 2011
OREO	$11,616	$5,145	$(3,769)	$(854)	$(751)	$11,387

The fair value adjustments made to OREO were done in order to adjust the carrying values of these properties to their estimated fair market values. In most cases, the estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. Additionally, in certain instances when the Company receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly.

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

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities and the Bank’s investment in other real estate owned.

Assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/12	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Investment securities	$164,977	$-	$164,977	$-
Total June 30, 2012	$164,977	$-	$164,977	$-

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Investment securities	$138,515	$-	$138,515	$-
Total December 31, 2011	$138,515	$-	$138,515	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/12	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$83,727	$-	$83,727	$-
Other real estate owned	17,845	-	-	17,845
Total June 30, 2012	$101,572	$-	$83,727	$17,845

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$77,279	$-	$77,279	$-
Other real estate owned	17,005	-	-	17,005
Total December 31, 2011	$94,284	$-	$77,279	$17,005

1.	Net of allowance for loan and lease losses. Includes $65.7 million and $53.2 million of loans identified as impaired at June 30, 2012 and December 31, 2011, respectively, even though a calculated impairment analysis resulted in no impairment loss recognition.

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

Other real estate owned is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Other real estate owned is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $898,090 and $1,801,036 were made to OREO during the three and six months ended June 30, 2012, compared to $210,083 and $853,788 made during the three and six months ended June 30, 2011.

Net gains and losses realized and included in earnings for the three and six months ended June 30, 2012 and 2011 are reported in other revenues as follows:

	Three Months Ended 6/30/12	Three Months Ended 6/30/11	Six Months Ended 6/30/12	Six Months Ended 6/30/11
Gain (loss) on sale of other real estate owned, net	$(47,056)	$53,387	$(76,021)	$(28,708)

No liabilities were measured at fair value on a recurring or non-recurring basis at June 30, 2012 or December 31, 2011.

Note 10. Fair Value of Financial Instruments. The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$12,466	$12,466	$14,298	$14,298
Interest-bearing deposits in other banks	22,293	22,293	18,476	18,476
Investment securities available for sale	164,977	164,977	138,515	138,515
Loans and leases, net	496,315	491,461	529,736	525,202
Stock in Federal Home Loan Bank of Atlanta	1,288	1,288	1,887	1,887
Accrued interest receivable	2,455	2,455	2,210	2,210

	June 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$656,361	$634,630	$648,403	$642,617
Borrowed money:
Repurchase agreements	1,758	1,758	2,096	2,096
Junior subordinated debentures	10,310	10,310	10,310	10,310

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

Loans and Leases, Net. Fair values are estimated for portfolios of loans and leases with similar financial characteristics, such as residential mortgage. Loans and leases are segregated by type of loan, fixed and variable interest rate terms. The fair value of each category is estimated by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable.

Stock in Federal Home Loan Bank of Atlanta. The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Deposits. The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of certificates of deposits are estimated by discounting scheduled future cash flows using rates currently offered for similar instruments with similar remaining maturities.

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

Note 11. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2012. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2012, the 1997 Plan had 80,271 granted unexercised shares, and the 2008 Plan includes 94,000 granted unexercised shares and 864,000 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three and six months ended June 30, 2012.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of June 30, 2012 and 2011, and changes during the three and six month periods ended June 30, 2012 and 2011 is presented below:

Quarter Ended June 30, 2012:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	$4.12
Forfeited	(5,562)	$15.13
Exercised	-	$-
Outstanding at March 31, 2012	181,271	$14.03	$(1,818,929)
Granted	-	$-
Forfeited	(7,000)	$11.67
Exercised	-	$-
Outstanding at June 30, 2012	174,271	$14.13	$(1,756,525)
Vested and Exercisable at June 30, 2012	127,605	$16.90	$(1,639,791)

Quarter Ended June 30, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	-	$-
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Granted	3,000	$5.05
Forfeited	(3,000)	$17.41
Exercised	-	$-
Outstanding at June 30, 2011	200,941	$14.26	$(2,009,778)
Vested and Exercisable at June 30, 2011	137,876	$16.22	$(1,649,652)

The average fair value per share of options granted in the three and six months ended June 30, 2012 was none and $1.59, compared to $2.09 and $2.21 in the three and six months ended June 30, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and six months ended June 30, 2012 and 2011:

	Three Months Ended 6/30/12	Three Months Ended 6/30/11	Six Months Ended 6/30/12	Six Months Ended 6/30/11
Dividend growth rate	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.0%	37.8%	37.4%	37.8%
Average risk-free interest rate	0.0%	2.9%	1.7%	2.8%
Expected lives - years	-	6	6	6

There were no income tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2012 or 2011. There was no intrinsic value for options exercised during the three and six months ended June 30, 2012 or 2011, as no options were exercised during the respective periods.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2012, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.12 – 10.91	71,000	8.35	$6.87	31,334	$9.11
$11.80 – 16.49	45,396	2.32	$15.24	39,896	$15.55
$17.27 – 25.07	46,625	4.82	$20.61	45,125	$20.58
$26.17 – 33.27	11,250	4.49	$28.62	11,250	$28.62
	174,271	5.59	$14.13	127,605	$16.90

A summary of nonvested option shares as of June 30, 2012 and 2011, and changes during the three and six months ended June 30, 2012 and 2011, is presented below:

Period Ended June 30, 2012:	Shares	Price
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92
Granted	-	$-
Forfeited	(2,666)	$11.91
Vested	(150)	$32.53
Nonvested at June 30, 2012	46,666	$6.55

Period Ended June 30, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	-	$-
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76
Granted	3,000	$5.05
Forfeited	(1,500)	$9.60
Vested	(3,050)	$21.95
Nonvested at June 30, 2011	63,065	$9.97

Net compensation benefit credited to income for the Plans was $3,905 and $2,103 for the three and six months ended June 30, 2012, compared to net compensation cost charged against income of $20,555 and $49,172 for the three and six months ended June 30, 2011. Total recapture credits against compensation expense due to forfeited options was $21,141 and $38,118 for the three and six months ended June 30, 2012, compared to $7,505 for both the three and six months ended June 30, 2011. As of June 30, 2012, total unrecognized compensation cost on granted unexercised shares was $71,701, and is expected to be recognized during the next four years.

The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended 6/30/12	Three Months Ended 6/30/11	Six Months Ended 6/30/12	Six Months Ended 6/30/11
Increase (decrease) net income before income taxes	$3,905	$(20,555)	$2,103	$(49,172)
Increase (decrease) net income	$3,958	$(20,140)	$2,301	$(48,342)
Increase (decrease) basic earnings per share	$0.00	$0.00	$0.00	$(0.01)
Increase (decrease) diluted earnings per share	$0.00	$0.00	$0.00	$(0.01)

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011. Total assets declined to $742.0 million at June 30, 2012, from $746.9 million at December 31, 2011. Earning assets declined to $674.8 million at June 30, 2012, from $681.5 million at December 31, 2011, reflecting the net change in the composition of earning assets, as discussed below. The ratio of earning assets to total assets was 90.94% at June 30, 2012, compared to 91.24% at December 31, 2011.

Interest-bearing overnight deposits in financial institutions increased to $22.3 million at June 30, 2012, from $18.5 million at December 31, 2011. Overnight deposits are available to fund loan originations, deposit withdrawals, securities purchases, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $165.0 million at June 30, 2012, from $138.5 million at December 31, 2011, reflecting the net of purchases, sales, principal repayments and securitizations of certain mortgage loans. The Bank may sell investment securities to support a more balanced sensitivity to future interest rate changes and may securitize mortgage loans held for sale into mortgage-backed securities to support adequate liquidity levels. During the six months ended June 30, 2012, the Bank sold $32.3 million of investment securities available for sale, compared to $2.4 million sold in the six months ended June 30, 2011. Also, during the six months ended June 30, 2012, $38.2 million of mortgage loans held for sale were securitized into mortgage-backed securities available for sale, compared to $8.6 million securitized in the six months ended June 30, 2011. During the six months ended June 30, 2012, the Bank implemented a strategy to diversify its investment portfolio through the purchase of certain tax-exempt municipal securities. At June 30, 2012, the balance of newly acquired municipal securities was $18.6 million, compared to no municipal securities held at December 31, 2011. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Loans held for sale declined to $4.4 million at June 30, 2012, from $6.4 million at December 31, 2011. Proceeds from loan sales were $8.4 million for the six months ended June 30, 2012, compared to $9.8 million sold during the six months ended June 30, 2011. Proceeds from loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment security purchases and general banking operations. Loans serviced for others increased to $326.0 million at June 30, 2012, from $319.4 million at December 31, 2011.

Loans and leases receivable held for investment, net of deferred loan fees, declined to $501.1 million at June 30, 2012, from $534.0 million at December 31, 2011. During the six months ended June 30, 2012, certain loans held for investment were foreclosed upon and transferred to other real estate owned. In addition, a portion of funds from principal repayments on loans held for investment was used to fund the liquidity needs of the Bank.

Total loans on non-accrual status and restructured loans (TDRs) on non-accrual status declined to $37.8 million at June 30, 2012, from $43.0 million at December 31, 2011. Loans on non-accrual status declined to $12.6 million at June 30, 2012, from $21.6 million at December 31, 2011. TDRs on non-accrual status increased to $25.2 million at June 30, 2012, from $21.4 million at December 31, 2011. Performing TDRs on full accrual status declined to $8.3 million at June 30, 2012, from $25.4 million at December 31, 2011. Certain performing TDRs have been restored to full accrual status, as they need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place, if the loan is in compliance with its modified terms and yields a market rate.

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

Aside from the loans defined as non-accrual, over 90 days past due, classified, or restructured, there were no loans at June 30, 2012, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. There were $725,000 of loans that were accruing interest and contractually over 90 days past due at June 30, 2012. These primarily represent loans that have matured and are in process of renewal. Additional gross interest income of approximately $14,000 was recorded on these loans as of June 30, 2012.

Loans are generally placed on non-accrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $85.0 million of loans classified as impaired at June 30, 2012, net of $12.0 million in write-downs, compared to $78.9 million classified as impaired at December 31, 2011, net of $13.4 million in write-downs. At June 30, 2012 and December 31, 2011, the allowance for loan and lease losses included $1.3 million and $1.6 million specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.

See “Note 5. Loans Receivable”, “Note 6. Allowance for Credit Losses” and “Note 7. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned acquired from foreclosures increased to $17.8 million at June 30, 2012, from $17.0 million at December 31, 2011, reflecting the net of additions, disposals and fair value adjustments. During the six months ended June 30, 2012 there were $5.7 million of additions, $3.1 million of disposals, and $1.8 million of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits declined to $634.6 million at June 30, 2012, from $642.6 million at December 31, 2011. Demand accounts (personal and business checking accounts and money market accounts) increased to $261.3 million at June 30, 2012, from $243.7 million at December 31, 2011. Time deposits declined to $343.0 million at June 30, 2012, from $369.9 million at December 31, 2011. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing certificates of deposits in relationship to current funding needs and market interest rates. The Bank did not renew certain higher rate maturing time deposits during the six months ended June 30, 2012 and was able to reprice new and maturing time deposits at lower rates. See “Interest Expense” below for additional information regarding the Bank’s cost of funds.

Borrowed money consisting primarily of repurchase agreements declined to $1.8 million at June 30, 2012, from $2.1 million at December 31, 2011. Repurchase agreements represent funds held in cash management accounts for commercial banking customers. There were no FHLB advances outstanding at June 30, 2012 or December 31, 2011. The Bank may use lower costing FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds. At June 30, 2012, the Bank had $64.8 million of credit available with the FHLB and $40.0 million of pre-approved but unused lines of credit, collectively totaling $104.8 million.

Stockholders' equity increased to $86.2 million at June 30, 2012, from $84.1 million at December 31, 2011, reflecting the net effect of earnings and changes in accumulated other comprehensive income. The equity to assets ratio was 11.61% at June 30, 2012, compared to 11.26% at December 31, 2011. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $4.8 million at June 30, 2012, from $3.7 million at December 31, 2011, reflecting the net unrealized gains in the available for sale investment securities portfolio based on current market prices. See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both June 30, 2012 and December 31, 2011. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

The Bank is subject to various capital requirements administered by federal and state banking agencies. A significant event during the quarter ended June 30, 2012 was the infusion of $10.0 million of new capital into the Bank from the Company, resulting from an inter-company income tax strategy. Pursuant to a Tax Sharing Agreement between the Bank and the Company, each entity pays their applicable share of estimated income taxes. Over time, the Company had accumulated an income tax receivable of approximately $11.6 million, while the primary source of its income has been generated at the Bank level. Conversely, the Bank had accumulated an income tax payable of approximately $8.4 million. As a result of implementing the inter-company income tax strategy, the Bank made a cash purchase of the $11.6 million income tax receivable from the Company, resulting in a $3.2 million net income tax receivable on the Bank’s books. Subsequent to the income tax transaction, the Company invested $10.0 million into the Bank in the form of additional paid-in-capital and maintained a cash position of approximately $1.6 million for future investment and normal operating expenses. The Bank’s regulatory capital ratios as of June 30, 2012 increased significantly from December 31, 2011 as indicated below.

	6/30/12	12/31/11
First South Bank Regulatory Capital	Ratio	Ratio
Total Risk-Based Capital Ratio	18.01%	15.22%
Tier 1 Risk-Based Capital Ratio	16.74%	13.95%
Tier 1 Leverage Ratio	11.59%	10.02%

Comparison of Operating Results – Three and Six months ended June 30, 2012 and 2011. Net income for the three and six months ended June 30, 2012 increased to $481,000 and $943,000, from $382,000 and $709,000 for the three and six months ended June 30, 2011. Diluted earnings per share were $0.05 and $0.10 for the three and six months ended June 30, 2012, compared to $0.04 and $0.07 per share for the three and six months ended June 30, 2011.

Net earnings during the three and six months ended June 30, 2012 and 2011 were influenced by the amount of provisions for credit losses necessary to maintain the allowance for loan and lease losses at an adequate level; a decline in the volume of average earning assets; expenses attributable to other real estate owned properties; while being partially offset by a reduction in interest expense and gains on mortgage loan and investment securities sales. The current economy continues to present a challenging credit environment for the Bank and for some of its customers. As the Bank addresses and manages through these challenges, it remains focused on long-term strategies. These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise value along with stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses should enhance future earnings as economic conditions substantially improve.

Key performance ratios are return on average assets (ROA) and return on average equity (ROE). ROA was .26% and .25% for the three and six months ended June 30, 2012, compared to .19% and .18% for the three and six months ended June 30, 2011. ROE was 2.26% and 2.22% for the three and six months ended June 30, 2012, compared to 1.90% and 1.76% for the three and six months ended June 30, 2011.

Interest Income. Interest income declined to $8.8 million and $17.7 million for the three and six months ended June 30, 2012, from $10.2 million and $20.1 million for the three and six months ended June 30, 2011. The reduction in the amount of interest income is due primarily to lower interest rates during the comparative reporting periods, and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $676.0 million and $676.3 million for the three and six months ended June 30, 2012, from $704.8 million and $705.8 million for the three and six months ended June 30, 2011. The reduction in average interest-earning assets reflects the net effect of the decrease in loans and leases receivable; sales, purchases and principal payments on investment securities; and the volume of other real estate owned and non-performing loans discussed above. The yield on average interest-earning assets declined to 5.24% and 5.25% for the three and six months ended June 30, 2012, from 5.78% and 5.69% for the three and six months ended June 30, 2011. The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods.

Interest Expense. Interest expense declined to $1.3 million and $2.8 million for the three and six months ended June 30, 2012, from $2.0 million and $4.1 million for the three and six months ended June 30, 2011, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities. The cost of funds improved to .83% and .85% for the three and six months ended June 30, 2012, from 1.14% and 1.16% for the three and six months ended June 30, 2011. The Company was able to improve its cost of funds by a combination of the growth in lower costing demand accounts, pricing new time deposits and repricing of maturing time deposits within the lower interest rate environment. Average deposits and borrowings declined to $650.5 million and $650.1 million for the three and six months ended June 30, 2012, from $704.6 million and $706.5 million for the three and six months ended June 30, 2011.

Net Interest Income. Net interest income declined to $7.5 million and $15.0 million for the three and six months ended June 30, 2012, from $8.2 million and $16.0 million for the three and six months ended June 30, 2011. The interest rate spread (the difference between the yield on average earning assets and the cost of average deposits and borrowings) declined to 4.41% and 4.40% for the three and six months ended June 30, 2012, from to 4.64% and 4.53% for the three and six months ended June 30, 2011. The tax equivalent net yield on interest-earning assets (net interest income divided by average interest-earning assets) declined to 4.44% for both the three and six months ended June 30, 2012, from 4.64% and 4.53% for the three and six months ended June 30, 2011. The changes in interest rate spread and net yield on interest-earning assets is a result of the interest rate environment and volume levels of interest-earning assets and interest-bearing liabilities outstanding during the comparative reporting periods.

The following tables contain information relating to the Company’s average statement of financial condition and reflect the yield on average earning assets and the average cost of funds for the three and six months ended June 30, 2012 and 2011. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented. The average loan balances listed in interest earning assets do not include nonaccrual loan balances. The interest rate spread represents the difference between the yield on earning assets and the average cost of funds. The net yield on earning assets represents net interest income divided by average earning assets.

Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income.

Yield/Cost Analysis	Quarter Ended June 30, 2012				Quarter Ended June 30, 2011
	(Dollars in thousands)
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Interest earning assets:
Loans receivable	$503,740	$7,447	5.91%		$559,792	$8,906	6.36%
Investments and deposits	172,301	1,371	3.25	%(1)	145,000	1,282	3.54%
Total earning assets	676,041	8,818	5.24%		704,792	10,188	5.78%
Nonearning assets	66,649				86,852
Total assets	$742,690				$791,644

Interest bearing liabilities:
Deposits	$543,519	1,250	.92%		$590,733	1,925	1.30%
Borrowings	1,754	1	.23%		2,395	1	.17%
Junior subordinated debentures	10,310	91	3.53%		10,310	84	3.26%
Total interest-bearing liabilities	555,583	1,342	.97%		603,438	2,010	1.33%
Noninterest bearing demand deposits	94,869	0	.00%		101,162	0	.00%
Total sources of funds	650,452	1,342	.83%		704,600	2,010	1.14%
Other liabilities and stockholders’ equity:
Other liabilities	7,221				6,527
Stockholders' equity	85,017				80,517
Total liabilities and stockholders' equity	$742,690				$791,644
Net interest income		$7,476				$8,178
Interest rate spread			4.41%				4.64%
Net yield on earning assets			4.44	%(1)			4.64%
Ratio of earning assets to interest bearing liabilities			121.68%				116.80%

Yield/Cost Analysis	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	(Dollars in thousands)
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Interest earning assets:
Loans receivable	$509,960	$15,114	5.93%		$567,915	$17,730	6.24%
Investments and deposits	166,365	2,618	3.15	%(1)	137,835	2,350	3.41%
Total earning assets	676,325	17,732	5.25%		705,750	20,080	5.69%
Nonearning assets	66,245				87,662
Total assets	$742,570				$793,412

Interest bearing liabilities:
Deposits	$541,787	2,571	.95%		$592,809	3,902	1.32%
Borrowings	1,767	2	.23%		3,543	29	1.64%
Junior subordinated debentures	10,310	183	3.55%		10,310	165	3.20%
Total interest-bearing liabilities	553,864	2,756	1.00%		606,662	4,096	1.35%
Noninterest bearing demand deposits	96,235	0	.00%		99,693	0	.00%
Total sources of funds	650,099	2,756	.85%		706,355	4,096	1.16%
Other liabilities and stockholders’ equity:
Other liabilities	7,606				6,724
Stockholders' equity	84,865				80,333
Total liabilities and stockholders' equity	$742,570				$793,412
Net interest income		$14,976				$15,984
Interest rate spread			4.40%				4.53%
Net yield on earning assets			4.44	%(1)			4.53%
Ratio of earning assets to interest bearing liabilities			122.11%				116.33%
(1)	Shown as a tax-adjusted yield

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $775,000 and $2.6 million of provisions for credit losses in the three and six months ended June 30, 2012, compared to $3.1 million and $5.5 million in the three and six months ended June 30, 2011. The provision for credit losses is necessary to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 6. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Credit Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

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

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses. The factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments. The Bank’s principal focus is on the adequacy of the total allowance for credit losses. Based on the overall credit quality of the loan and lease receivable portfolio, management believes the Bank has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment. Management reassesses the information upon which it bases the allowance for credit losses not greater than quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $14.3 million at June 30, 2012, compared to $15.4 million December 31, 2011. The ratio of the allowance for credit losses to loans and leases was 2.82% at June 30, 2012, compared to 2.85% at December 31, 2011. Net charge offs against the allowance for credit losses were $1.2 million and $3.8 million recorded in the three and six months ended June 30, 2012, compared to $3.7 million and $5.7 million in the three and six months ended June 30, 2011. See “Note 6. Allowance for Credit Losses” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

Noninterest Income. Noninterest income increased to $2.7 million and $5.9 million for the three and six months ended June 30, 2012, from $2.5 million and $4.5 million for the three and six months ended June 30, 2011. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected were $1.7 million and $3.4 million for the three and six months ended June 30, 2012, compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2011. Fees, service charges and loan servicing fees earned during each period are influenced by the volume of loans receivable and deposits outstanding, the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains on sales of mortgage loans held for sale increased to $264,000 and $569,000 for the three and six months ended June 30, 2012, from $112,000 and $232,000 for the three and six months ended June 30, 2011. The Bank sells fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

Gains from sales of investment securities available for sale increased to $485,000 and $1.5 million for the three and six months ended June 30, 2012, from no gains during the three months ended June 30, 2011 and $52,000 of gains during the six months ended June 30, 2011. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of mitigating nonperforming assets, the Bank recorded net losses on sales of other real estate owned properties of $47,000 and $76,000 in the three and six months ended June 30, 2012, compared to net gains of $53,000 in the three months ended June 30, 2011 and $29,000 of net losses in the six months ended June 30, 2011. See “Note 8. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Expense. Noninterest expenses increased to $8.6 million and $16.8 million for the three and six months ended June 30, 2012, from $7.0 million and $13.8 million for the three and six months ended June 30, 2011. Compensation and fringe benefits, the largest component of noninterest expense, increased to $4.4 million and $8.5 million for the three and six months ended June 30, 2012, from $3.9 million and $7.7 million for the three and six months ended June 30, 2011. The increase during 2012 primarily results from accelerating the accrual of anticipated lump-sum retirement benefits payable to the current CEO upon his retirement at the end of the third quarter of 2012. The Bank accrued $814,000 and $1.3 million for his lump-sum retirement benefits payable in the three and six months ended June 30, 2012, compared to $37,000 and $75,000 accrued in the three and six months ended June 30, 2011.

FDIC insurance premiums declined to $259,000 and $511,000 for the three and six months ended June 30, 2012, from $293,000 and $585,000 for the three and six months ended June 30, 2011, reflecting the decline in the volume of insured deposit account balances, and changes in the FDIC’s deposit insurance assessment calculation. The FDIC changed their deposit insurance assessment calculation during 2011 to be based on assets and Tier 1 capital versus on deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of other real estate owned properties increased to $1.3 million and $2.6 million for the three and six months ended June 30, 2012, from $265,000 and $485,000 for the three and six months ended June 30, 2011. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other noninterest expenses including premises and equipment, advertising, data processing, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., have remained relatively consistent during the respective periods.

Income Taxes. Income tax expense increased to $272,000 and $473,000 for the three and six months ended June 30, 2012, from $226,000 and $450,000 for the three and six months ended June 30, 2011. Income tax expense results from the volume of pretax income, tax exempt income, deductible expenses, the application of permanent and temporary differences and the statutory income tax rates in effect during each period. The effective income tax rates were 36.16% and 33.43% for the three and six months ended June 30, 2012, compared to 37.13% and 38.84% for the three and six months ended June 30, 2011. See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. FDIC policy requires banks to maintain an average daily balance of liquid assets in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. At June 30, 2012, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $204.1 million, compared to $177.7 million at December 31, 2011. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio increased to 29.71% at June 30, 2012, from 25.84% December 31, 2011, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and the availability of loans and investment securities held for sale. While scheduled principal repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank strives to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The North Carolina Office of the Commissioner of Banks requires banks to maintain a capital surplus of not less than 50% of common capital stock. The Bank was in compliance with all regulatory capital requirements at June 30, 2012 and December 31, 2011.

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

The allowance for credit losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance for credit losses is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases and unfunded loan commitments will not require additional adjustments to the allowance for credit losses.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3.   Defaults Upon Senior Securities: Not applicable

Item 4.   Mine Safety Disclosures: Not applicable.

Item 5.   Other Information: Not applicable

Item 6.   Exhibits: The following exhibits are filed herewith:

Number	Title
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: August 10, 2012		Date: August 10, 2012

