Form 10-Q/A
period 2012-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2012-09-10
CIK 1027183

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of First South Bancorp, Inc. (the “Company”), for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 10, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) interactive data file for the Company’s financial statements and notes included in Part I, Item 1 of the Form 10-Q. Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within thirty days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language)**

________________

* Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.

** Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ William L. Wall	By:	/s/ Kristie W. Hawkins
	William L. Wall		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: September 10, 2012		Date: September 10, 2012

EXHIBIT INDEX

Number	Title
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language)**

________________

* Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.

** Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.