Form 10-Q
period 2012-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2012-11-09
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of November 8, 2012: 9,751,271.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and due from banks	$11,480,221	$14,298,146
Interest-earning deposits with banks	6,030,941	18,476,173
Investment securities available for sale, at fair value	172,714,688	138,515,210
Loans and leases receivable:
Held for sale	699,928	6,435,983
Held for investment	490,784,538	533,960,226
Allowance for loan and lease losses	(15,007,009)	(15,194,014)
Loans and leases receivable, net	476,477,457	525,202,195
Premises and equipment, net	12,428,109	11,679,430
Other real estate owned	18,003,025	17,004,874
Federal Home Loan Bank stock, at cost	1,634,200	1,886,900
Accrued interest receivable	2,409,473	2,210,314
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,339,719	1,237,161
Identifiable intangible assets	47,160	70,740
Income tax receivable	2,472,843	2,194,677
Prepaid expenses and other assets	7,905,197	9,946,459

Total assets	$717,161,609	$746,940,855

Liabilities and Stockholders' Equity

Deposits:
Demand	$268,243,332	$243,719,526
Savings	30,611,359	28,988,522
Large denomination certificates of deposit	157,823,418	195,429,182
Other time	152,822,862	174,479,477
Total deposits	609,500,971	642,616,707
Borrowed money	1,973,638	2,096,189
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,255,336	7,804,687
Total liabilities	629,039,945	662,827,583

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,757,978	35,815,098
Retained earnings, substantially restricted	78,418,693	76,510,081
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	5,814,749	3,657,849
Total stockholders' equity	88,121,664	84,113,272

Total liabilities and stockholders' equity	$717,161,609	$746,940,855

*Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$6,903,027	$8,582,320	$22,016,871	$26,312,194
Interest and dividends on investments and deposits	1,442,019	1,278,399	4,059,730	3,628,175
Total interest income	8,345,046	9,860,719	26,076,601	29,940,369

Interest expense:
Interest on deposits	1,002,028	1,767,524	3,572,852	5,669,228
Interest on borrowings	2,456	1,513	4,495	30,480
Interest on junior subordinated notes	91,671	83,019	274,981	248,250
Total interest expense	1,096,155	1,852,056	3,852,328	5,947,958
Net interest income	7,248,891	8,008,663	22,224,273	23,992,411
Provision for credit losses	1,961,965	2,643,282	4,576,965	8,173,293
Net interest income after provision for credit losses	5,286,926	5,365,381	17,647,308	15,819,118

Non-interest income:
Fees and service charges	1,445,990	1,485,776	4,380,751	4,554,400
Loan servicing fees	191,774	195,338	607,352	590,409
Loss on sale of other real estate, net	(56,176)	(15,710)	(132,197)	(44,418)
Gain on sale of mortgage loans	858,483	165,418	1,427,357	396,946
Gain on sale of investment securities	27,979	204,248	1,546,883	256,394
Other income	186,492	257,074	719,002	1,018,074
Total non-interest income	2,654,542	2,292,144	8,549,148	6,771,805

Non-interest expense:
Compensation and fringe benefits	3,634,348	3,658,126	12,179,449	11,389,382
Federal deposit insurance premiums	234,061	387,679	745,547	972,462
Premises and equipment	520,663	416,189	1,487,943	1,272,981
Advertising	23,217	45,670	156,782	131,055
Payroll and other taxes	332,598	338,058	1,095,872	1,092,206
Data processing	344,322	699,089	1,558,281	1,922,489
Amortization of intangible assets	115,388	149,257	340,887	442,038
Other real estate owned expense	315,660	579,001	2,901,057	1,063,602
Other	903,179	725,597	2,796,671	2,486,766
Total non-interest expense	6,423,436	6,998,666	23,262,489	20,772,981

Income before income tax expense	1,518,032	658,859	2,933,967	1,817,942
Income tax expense	552,067	255,588	1,025,355	705,799

NET INCOME	$965,965	$403,271	$1,908,612	$1,112,143

Other comprehensive income, net of taxes	1,042,543	810,839	2,156,900	1,434,070
Comprehensive income	$2,008,508	$1,214,110	$4,065,512	$2,546,213

Per share data:
Basic earnings per share	$0.10	$0.04	$0.20	$0.11
Diluted earnings per share	$0.10	$0.04	$0.20	$0.11
Average basic shares outstanding	9,751,271	9,751,271	9,751,271	9,751,271
Average diluted shares outstanding	9,754,794	9,751,271	9,752,434	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2012 and 2011

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			1,908,612			1,908,612

Other comprehensive income, net of taxes					2,156,900	2,156,900

Stock based compensation		(57,120)				(57,120)

Balance at September 30, 2012	$97,513	$35,757,978	$78,418,693	$(31,967,269)	$5,814,749	$88,121,664

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income			1,112,143			1,112,143

Other comprehensive income, net of taxes					1,434,070	1,434,070

Stock based compensation		1,353				1,353

Balance at September 30, 2011	$97,513	$35,796,939	$76,068,915	$(31,967,269)	$2,064,672	$82,060,770

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,908,612	$1,112,143
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,576,965	8,173,293
Depreciation	782,686	552,197
Amortization of intangibles	340,887	442,038
Accretion of discounts and premiums on securities, net	160,118	246,067
Gain on disposal of premises and equipment	(2,168)	(328,215)
Loss on sale of other real estate owned	132,197	44,418
Gain on sale of loans held for sale	(1,427,357)	(396,946)
Gain on sale of mortgage-backed securities available for sale	(1,546,883)	(256,394)
Stock based compensation expense (income)	(57,120)	1,353
Originations of loans held for sale, net	(58,526,668)	(37,600,903)
Proceeds from sale of loans held for sale	24,655,516	15,619,565
Other operating activities	1,749,234	4,776,785
Net cash used in operating activities	(27,253,981)	(7,614,599)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	32,973,938	5,891,740
Proceeds from principal repayments of mortgage-backed securities available for sale	16,959,684	5,251,531
Proceeds from principal repayments of mortgage-backed securities held for investment	-	2,614,037
Originations of loans held for investment, net of principal repayments	30,478,907	34,916,684
Proceeds from disposal of other real estate owned	4,696,983	4,693,635
Proceeds from disposal of premises and equipment	96,041	383,430
Purchase of investment securities	(38,603,904)	(23,087,178)
Sale of FHLB stock	252,700	1,170,600
Purchase of premises and equipment	(1,625,238)	(1,902,503)
Net cash provided by investing activities	45,229,111	29,931,976
Cash flows from financing activities:
Net decrease in deposit accounts	(33,115,736)	(24,324,742)
Net decrease in FHLB borrowings	-	(10,000,000)
Net change in repurchase agreements	(122,551)	482,704
Net cash used in financing activities	(33,238,287)	(33,842,038)

Decrease in cash and cash equivalents	(15,263,157)	(11,524,661)
Cash and cash equivalents, beginning of period	32,774,319	44,433,613
Cash and cash equivalents, end of period	$17,511,162	$32,908,952

Supplemental disclosures:
Other real estate acquired in settlement of loans	$7,932,811	$8,537,752
Exchange of loans for mortgage-backed securities	41,034,564	8,591,293
Cash paid for interest	3,753,459	5,697,324
Cash paid for income taxes	140,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2012 are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three and nine months ended September 30, 2012 there were 3,523 and 1,163 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock. For the three and nine months ended September 30, 2011 there were no stock options that were dilutive because their exercise prices exceeded the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The Company's components of other comprehensive income primarily includes net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. Information concerning other comprehensive income for the three and nine months ended September 30, 2012 and 2011 is presented below:

	Three Months Ended 9/30/12	Three Months Ended 9/30/11	Nine Months Ended 9/30/12	Nine Months Ended 9/30/11
Net income	$965,965	$403,271	$1,908,612	$1,112,143
Increase in unrealized holding gains	1,721,129	1,539,536	4,654,750	3,206,721
Tax effect	(661,374)	(603,187)	(1,547,332)	(1,248,688)
Reclassification of gains recognized in net income	(27,979)	(204,248)	(1,546,883)	(256,394)
Tax effect	10,767	78,738	596,365	98,842
Reclassification of unrealized losses transferred to held for investment	-	-	-	(366,411)
Other comprehensive income	1,042,543	810,839	2,156,900	1,434,070
Comprehensive income	$2,008,508	$1,214,110	$4,065,512	$2,546,213

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities, maturing in:
One to five years	$225	$3	$-	$228
Five to ten years	1,785	104	-	1,889
After ten years	137,304	8,835	12	146,127
Total	$139,314	$8,942	$12	$148,244

Municipal securities, maturing in:
One to five years	$-	$-	$-	$-
Five to ten years	1,607	-	17	1,590
After ten years	22,468	413	-	22,881
Total	$24,075	$413	$17	$24,471

Total securities portfolio	$163,389	$9,355	$29	$172,715

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities, maturing in:
One to five years	$481	$29	$-	$510
Five to ten years	835	62	-	897
After ten years	130,981	6,127	-	137,108
Total	$132,297	$6,218	$-	$138,515

At September 30, 2012 and December 31, 2011, mortgage-backed securities with fair value of $4.9 million and $5.1 million, respectively, were pledged as collateral for public deposits and repurchase agreements.

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities have been in a continuous unrealized loss position at September 30, 2012. The Bank had no investment securities with an unrealized loss position at September 30, 2011.

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$2,139	12	-	-	2,139	12
Municipal securities	1,590	17	-	-	1,590	17
	$3,729	$29	$-	$-	$3,729	$29

Note 5. Loans Receivable. Following is a summary of loans receivable at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Residential mortgage loans	$75,158	15.3%	$68,240	12.6%

Total mortgage loans	75,158	15.3%	68,240	12.6%

Commercial loans and leases:
Commercial real estate	305,611	62.0%	346,088	63.9%
Commercial construction	20,649	4.2%	25,441	4.7%
Commercial non-real estate	12,449	2.5%	14,851	2.8%
Commercial unsecured	3,129	0.6%	2,832	0.5%
Lease receivables	6,186	1.3%	7,578	1.4%

Total commercial loans and leases	348,024	70.6%	396,790	73.3%

Consumer loans:
Consumer real estate	37,254	7.6%	41,046	7.6%
Home equity lines of credit	27,528	5.6%	30,479	5.6%
Consumer non-real estate	2,158	0.4%	2,500	0.5%
Consumer unsecured	2,368	0.5%	2,403	0.4%

Total consumer loans	69,308	14.1%	76,428	14.1%

Gross loans	492,490	100.0%	541,458	100.0%

Less deferred loan origination fees, net	1,006		1,062
Less allowance for loan and lease losses	15,007		15,194

Total loans, net	$476,477		$525,202

The Bank has pledged certain loans secured by one-to-four family residential properties as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $97.4 million and $101.2 million at September 30, 2012 and December 31, 2011, respectively.

The table below details non-accrual loans, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual basis, segregated by class of loans, at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$1,331	$701
Commercial real estate	11,081	18,059
Commercial construction	367	633
Commercial non-real estate	413	17
Commercial unsecured	77	44
Consumer real estate	756	1,866
Home equity lines of credit	276	287
Consumer non-real estate	-	-
Consumer unsecured	2	1
Total loans accounted for on a non-accrual basis	14,303	21,608

TDR loans accounted for on a non-accrual basis:
Past Due TDRs:
Residential mortgage	-	414
Commercial real estate	6,299	6,888
Commercial construction	-	157
Commercial non-real estate	908	1,509
Commercial unsecured	22	-
Consumer real estate	420	202
Total Past Due TDRs	7,649	9,170
Current TDRs:
Commercial real estate	11,336	9,406
Commercial construction	1,448	2,704
Commercial non-real estate	3	19
Commercial unsecured	12	16
Consumer real estate	50	102
Total Current TDRs	12,849	12,247
Total TDR loans accounted for on a non-accrual basis	20,498	21,417
Total non-accrual and TDR loans	$34,801	$43,025
Percentage of total loans, net	7.3%	8.2%
Other real estate owned	$18,003	$17,005
Total non-performing assets	$52,804	$60,030

Cumulative interest income not recorded on loans accounted for on a non-accrual basis was $1.4 million and $1.5 million at September 30, 2012 and December 30, 2011, respectively.

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2012 and December 31, 2011, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
September 30, 2012	(In thousands)
Residential mortgage	$-	$976	$1,728	$2,704	$72,454	$75,158	$799
Commercial real estate	9,610	3,585	16,779	29,974	275,637	305,611	980
Commercial construction	-	52	367	419	20,230	20,649	-
Commercial non-real estate	416	45	920	1,381	11,068	12,449	-
Commercial unsecured	81	8	77	166	2,963	3,129	-
Lease receivables	-	191	18	209	5,977	6,186	18
Consumer real estate	2,179	41	300	2,520	34,734	37,254	57
Home equity lines of credit	67	80	127	274	27,254	27,528	-
Consumer non-real estate	19	-	-	19	2,139	2,158	-
Consumer unsecured	53	-	-	53	2,315	2,368	-
Total	$12,425	$4,978	$20,316	$37,719	$454,771	$492,490	$1,854

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2011	(In thousands)
Residential mortgage	$2,998	$2,040	$1,626	$6,664	$61,576	$68,240	$511
Commercial real estate	6,626	5,240	15,372	27,238	318,850	346,088	520
Commercial construction	-	-	790	790	24,651	25,441	-
Commercial non-real estate	-	534	1,514	2,048	12,803	14,851	-
Commercial unsecured	4	-	-	4	2,828	2,832	-
Lease receivables	169	-	5	174	7,404	7,578	-
Consumer real estate	1,322	494	379	2,195	38,851	41,046	-
Home equity lines of credit	204	198	181	583	29,896	30,479	-
Consumer non-real estate	2	-	-	2	2,498	2,500	-
Consumer unsecured	4	1	-	5	2,398	2,403	-
Total	$11,329	$8,507	$19,867	$39,703	$501,755	$541,458	$1,031

The following tables present information on loans that were considered impaired as of September 30, 2012 and December 31, 2011. Impaired loans include loans modified in a TDR, whether on accrual or non-accrual status. At September 30, 2012, impaired loans included $23.9 million of impaired TDRs, compared to $36.8 million at December 31, 2011.

September 30, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$68,885	$74,548	$-	$64,840	$2,501
Commercial construction	2,538	2,538	-	3,260	41
Commercial non-real estate	1,307	2,388	-	1,586	48
Commercial unsecured	173	212	-	211	19
Consumer real estate	2,570	2,693	-	1,960	83
Home equity lines of credit	211	211	-	219	6
Consumer non-real estate	26	26	-	27	1
Consumer unsecured	48	48	-	43	1
Subtotal:	75,758	82,664	-	72,146	2,700

With an allowance recorded:
Commercial real estate	10,990	11,066	2,236	8,357	392
Commercial non-real estate	12	12	12	6	-
Commercial unsecured	33	33	2	32	2
Consumer real estate	1,614	1,614	517	1,166	58
Consumer unsecured	47	47	1	59	1
Subtotal:	12,696	12,772	2,768	9,620	453

Totals:
Commercial	83,938	90,797	2,250	78,292	3,003
Consumer	4,516	4,639	518	3,474	150
Grand Total:	$88,454	$95,436	$2,768	$81,766	$3,153

December 31, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$62,505	$74,021	$-	$70,143	$3,177
Commercial construction	3,868	4,159	-	4,008	121
Commercial non-real estate	2,230	2,900	-	2,395	85
Commercial unsecured	211	247	-	235	11
Consumer real estate	1,543	2,253	-	1,716	93
Home equity lines of credit	270	270	-	271	14
Consumer non-real estate	28	35	-	35	2
Consumer unsecured	1	179	-	2	5
Subtotal:	70,656	84,064	-	78,805	3,508
With an allowance recorded:
Commercial real estate	7,152	7,152	1,158	7,210	328
Commercial unsecured	50	50	1	50	2
Consumer real estate	937	937	451	947	47
Consumer unsecured	95	95	1	95	2
Subtotal:	8,234	8,234	1,611	8,302	379

Totals:
Commercial	76,016	88,529	1,159	84,041	3,724
Consumer	2,874	3,769	452	3,066	163
Grand Total:	$78,890	$92,298	$1,611	$87,107	$3,887

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

The following tables present information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2012 and December 31, 2011, respectively:

September 30, 2012
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,273	-	562	33
3-Average	23,939	2,235	1,924	311
4-Acceptable	146,279	12,988	6,852	1,529
5-Watch	55,870	2,836	1,732	799
6-Special Mention	23,780	-	30	258
7-Substandard	54,470	2,590	1,349	199
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$305,611	$20,649	$12,449	$3,129

Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
	(In thousands)
Pass	$27,526	$26,948	$2,118	$1,923
5-Watch	4,100	180	13	313
6-Special Mention	3,093	86	1	26
7-Substandard	2,535	314	26	106
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$37,254	$27,528	$2,158	$2,368

Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$73,028	$6,169
5-Watch	799	-
6-Special Mention	-	17
7-Substandard	1,331	-
8-Doubtful	-	-
9-Loss	-	-
Total	$75,158	$6,186

December 31, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial Real Estate	Commercial Construction	Commercial Non-Real Estate	Commercial Unsecured
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,481	-	581	45
3-Average	25,660	2,506	1,581	451
4-Acceptable	166,476	11,727	9,109	1,638
5-Watch	62,543	4,417	1,221	324
6-Special Mention	32,009	1,928	130	216
7-Substandard	57,919	4,863	2,229	158
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$346,088	$25,441	$14,851	$2,832

Consumer Credit Exposure by Internally Assigned Grade	Consumer Real Estate	Home Equity Line of Credit	Consumer Non-Real Estate	Consumer Unsecured
	(In thousands)
Pass	$35,931	$29,902	$2,472	$2,285
6-Special Mention	2,814	115	-	22
7-Substandard	2,301	462	28	96
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$41,046	$30,479	$2,500	$2,403

Mortgage and Lease Receivable Credit Exposure by Internally Assigned Grade	Mortgage	Lease Receivable
	(In thousands)
Pass	$67,034	$7,500
6-Special Mention	91	-
7-Substandard	1,115	78
8-Doubtful	-	-
9-Loss	-	-
Total	$68,240	$7,578

Note 6. Allowance for Credit Losses. Following is a summary of activity in the allowance for credit losses for the periods indicated:

	September 30, 2012	September 30, 2011
	(In thousands)
Allowance for loan and lease losses at beginning of period	$15,194	$18,830
Allowance for unfunded commitments at beginning of period	254	237
Total allowance for credit losses at beginning of period	15,448	19,067

Provision for loan and lease losses	4,577	8,173
Provision for unfunded commitments	(10)	19

Loans charged-off:
Residential mortgage	(386)	(159)
Commercial real estate	(4,397)	(7,028)
Commercial construction	(52)	(499)
Commercial non-real estate	(646)	(179)
Commercial unsecured	(60)	(91)
Lease receivables	(19)	(207)
Consumer real estate	(359)	(849)
Home equity lines of credit	(321)	(116)
Consumer non-real estate	(23)	(18)
Consumer unsecured	(15)	(184)
Total charge-offs	(6,278)	(9,330)
Recoveries of loans previously charged-off:
Residential mortgage	6	-
Commercial real estate	1,231	367
Commercial construction	102	111
Commercial non-real estate	38	14
Commercial unsecured	19	31
Consumer real estate	83	39
Home equity lines of credit	13	64
Consumer non-real estate	15	2
Consumer unsecured	7	6
Total recoveries	1,514	634

Net charge-offs	(4,764)	(8,696)

Allowance for loan and lease losses at end of period	15,007	18,307
Allowance for unfunded commitments at end of period	244	256
Total allowance for credit losses at end of period	$15,251	$18,563

The following table presents a roll forward of the Bank’s allowance for loan and lease losses by loan category for the periods ended September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$2,004	$(386)	$6	$271	$1,895	$75,158
Commercial real estate	8,117	(67)	19	(2,169)	5,900	225,736
Commercial construction	633	-	-	(161)	472	18,111
Commercial non-real estate	371	(25)	11	(67)	290	11,130
Commercial unsecured	75	(15)	3	18	81	2,923
Lease receivables	223	(19)	-	46	250	6,186
Consumer real estate	1,132	(1)	13	565	1,709	33,070
Home equity lines of credit	887	-	12	515	1,414	27,317
Consumer non-real estate	73	-	11	27	111	2,132
Consumer unsecured	68	(15)	6	58	117	2,273
Total	13,583	(528)	81	(897)	12,239	404,036

Allowance for individually evaluated for impairment
Commercial real estate	1,160	(4,330)	1,212	4,194	2,236	79,875
Commercial construction	-	(52)	102	(50)	-	2,538
Commercial non-real estate	-	(621)	27	606	12	1,319
Commercial unsecured	-	(45)	16	31	2	206
Consumer real estate	450	(358)	70	355	517	4,184
Home equity lines of credit	-	(321)	1	320	-	211
Consumer non-real estate	-	(23)	4	19	-	26
Consumer unsecured	1	-	1	(1)	1	95
Total	1,611	(5,750)	1,433	5,474	2,768	88,454
Grand Total	$15,194	$(6,278)	$1,514	$4,577	$15,007	$492,490

	December 31, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Allowance for collectively evaluated for impairment
Residential mortgage	$358	$(445)	$1	$2,090	$2,004	$68,240
Commercial real estate	10,718	(256)	66	(2,411)	8,117	276,431
Commercial construction	1,192	(34)	3	(528)	633	21,573
Commercial non-real estate	316	-	6	49	371	12,621
Commercial unsecured	74	(37)	32	6	75	2,571
Lease receivables	148	(207)	-	282	223	7,578
Consumer real estate	1,653	(130)	23	(414)	1,132	38,566
Home equity lines of credit	1,102	(86)	64	(193)	887	30,209
Consumer non-real estate	29	(6)	4	46	73	2,472
Consumer unsecured	52	(70)	8	78	68	2,307
Total	15,642	(1,271)	207	(995)	13,583	462,568

Allowance for individually evaluated for impairment
Commercial real estate	2,846	(11,773)	304	9,783	1,160	69,657
Commercial construction	95	(487)	109	283	-	3,868
Commercial non-real estate	19	(179)	9	151	-	2,230
Commercial unsecured	54	(82)	1	27	-	261
Consumer real estate	91	(782)	19	1,122	450	2,480
Home equity lines of credit	83	(398)	3	312	-	270
Consumer non-real estate	-	(12)	4	8	-	28
Consumer unsecured	-	(122)	1	122	1	96
Total	3,188	(13,835)	450	11,808	1,611	78,890
Grand Total	$18,830	$(15,106)	$657	$10,813	$15,194	$541,458

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans and qualitative factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the allowance for credit losses during this reporting period. The following table sets forth information with respect to the Bank’s allocation of historical loss percentages used in determining the allowance for credit losses for each of the loan categories and risk grades at September 30, 2012.

	Historical Loss Percentage by Assigned Risk Grade
Category – Commercial Loans	9	8	7	6	5	4	3	2	1
Commercial Real Estate	100.00%	97.83%	16.35%	0.20%	0.03%	0.02%	0.02%	0.02%	0.00%
Commercial Non-Real Estate Secured	100.00%	97.85%	26.33%	4.28%	0.35%	0.00%	0.00%	0.00%	0.00%
Commercial Non-Real Estate Unsecured	100.00%	97.85%	19.28%	0.00%	0.80%	0.00%	0.00%	0.00%	0.00%

Category – Other Loans	9	8	7	6	Pass
Consumer Real Estate	100.00%	98.06%	47.62%	11.00%	0.00%
Consumer Non-Real Estate Secured	100.00%	98.06%	64.57%	98.06%	0.00%
Consumer Non-Real Estate Unsecured	100.00%	98.05%	98.05%	9.69%	0.97%
Residential Real Estate	100.00%	98.15%	36.86%	0.36%	0.00%
Lease Receivables	100.00%	97.95%	75.19%	97.95%	1.23%

Unfunded Commitments
Commercial Real Estate Lines of Credit	0.20%
Commercial Non-Real Estate Lines of Credit	0.20%
Commercial Standby Letters of Credit	0.20%
Home Equity Lines of Credit	0.20%
Consumer Real Estate Lines of Credit	0.20%
Consumer Non-Real Estate Lines of Credit	0.20%
Work-in-Process	0.20%

Note 7. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2012 and December 31, 2011 segregated by class of financing receivables:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential mortgage	-	-
Commercial real estate	9,224	22,489
Commercial construction	123	1,401
Commercial non-real estate	17	15
Commercial unsecured	33	49
Consumer real estate	731	1,406
Consumer non-real estate	26	28
Total performing TDR loans accounted for on an accrual basis	$10,154	$25,388
Percentage of total loans, net	2.1%	4.8%

The following table presents a roll forward of performing TDR loans for the nine months ended September 30, 2012:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
September 30, 2012
Residential mortgage	$-	$-	$-	$-	$-
Commercial	23,954	1,977	-	(16,535)	9,396
Consumer	1,434	597	-	(1,273)	758
Total	$25,388	$2,574	$-	$(17,808)	$10,154

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of non-performing TDR loans for the nine months ended September 30, 2012:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In Thousands)
September 30, 2012
Residential mortgage	$414	$-	$-	$(414)	$-
Commercial	20,699	12,584	(4,082)	(9,173)	20,028
Consumer	304	-	-	166	470
Total	$21,417	$12,584	$(4,082)	$(9,421)	$20,498

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the nine months ended September 30, 2012, one loan in the amount of $174,000 that was modified as a TDR and listed as an addition in the tables above, subsequently defaulted during the period.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower.

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

The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or non-accrual loans.

The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and non-accrual loan reports.

On a loan-by-loan basis, the Bank restructures loans that were either on non-accrual basis prior to restructuring or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring.

If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required. The Bank has performed restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate.

The following table includes the amount of multiple note restructures for certain commercial real estate loan workouts at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	(In thousands)
Note A Structure
Commercial real estate (1)	$4,368	$3,832
Note B Structure
Commercial real estate (2)	2,129	1,796
Total	$6,497	$5,628

1.	Note A may be placed back on accrual status based on sustained historical payment performance, generally six months.
2.	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

During the nine months ended September 30, 2012, interest income was reduced by approximately $103,000 as a result of multiple note restructures.

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

Note 8. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the nine months ended September 30, 2012 and 2011:

					Transfer to
	Beginning			Fair Value	Premises and	End
	of Period	Additions	Sales, net	Adjustments	Equipment	of Period
	(In thousands)
September 30, 2012
OREO	$17,005	$7,933	$(4,830)	$(2,105)	$-	$18,003
September 30, 2011
OREO	$11,616	$8,513	$(4,738)	$(1,754)	$(751)	$12,886

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

Level 2-inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes investment securities such as Government Sponsored Enterprises.

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities and the Bank’s investment in OREO.

Assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/12	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed securities	$148,244	$-	$148,244	$-
Municipal securities	24,471		24,471
Total September 30, 2012	$172,715	$-	$172,715	$-

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed securities	$138,515	$-	$138,515	$-
Total December 31, 2011	$138,515	$-	$138,515	$-

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition.

Assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/12	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$85,686	$-	$85,686	$-
Other real estate owned	18,003	-	-	18,003
Total September 30, 2012	$103,689	$-	$85,686	$18,003

Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net (1)	$77,279	$-	$77,279	$-
Other real estate owned	17,005	-	-	17,005
Total December 31, 2011	$94,284	$-	$77,279	$17,005

1.	Net of allowance for loan and lease losses. Includes $63.5 million and $53.2 million of loans identified as impaired at September 30, 2012 and December 31, 2011, respectively, even though a calculated impairment analysis resulted in no impairment loss recognition.

The Bank does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, an impairment calculation is completed and any required write-down is taken, based on the estimated fair value of the loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above. Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank classifies the impaired loan as non-recurring Level 3.

OREO is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $304,443 and $2,105,479 were made to OREO during the three and nine months ended September 30, 2012, compared to $900,627 and $1,754,416 made during the three and nine months ended September 30, 2011.

Net gains and losses realized on sales of OREO and included in earnings for the three and nine months ended September 30, 2012 and 2011 are reported in other revenues as follows:

	Three Months Ended 9/30/12	Three Months Ended 9/30/11	Nine Months Ended 9/30/12	Nine Months Ended 9/30/11
Net losses on sales of other real estate owned	$(56,176)	$(15,710)	$(132,197)	$(44,418)

No liabilities were measured at fair value on a recurring or non-recurring basis at September 30, 2012 or December 31, 2011.

Note 10. Fair Value of Financial Instruments. The following table represents the recorded carrying values and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	$11,480	$11,480	$14,298	$14,298
Interest-bearing deposits in other banks	6,031	6,031	18,476	18,476
Investment securities available for sale	172,715	172,715	138,515	138,515
Loans and leases, net	488,226	476,477	529,736	525,202
Stock in Federal Home Loan Bank of Atlanta	1,634	1,634	1,887	1,887
Accrued interest receivable	2,409	2,409	2,210	2,210

	September 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	$611,739	$609,501	$648,403	$642,617
Borrowed money:
Repurchase agreements	1,974	1,974	2,096	2,096
Junior subordinated debentures	10,310	10,310	10,310	10,310

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

Investment Securities Available for Sale. The estimated fair value of investment securities available for sale is provided in Note 4 above of Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Note 11. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of September 30, 2012 and December 31, 2011:

	9/30/12	12/31/11
	(In thousands)
Demand accounts:
Non-interest bearing checking	$95,463	$$98,969
Interest bearing checking	142,405	130,002
Money market	30,375	14,748
Savings accounts	30,612	28,989
Certificate accounts	310,646	369,909
Total deposits	$$609,501	$$642,617

Note 12. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2012. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2012, the 1997 Plan had 58,671 granted unexercised shares, and the 2008 Plan includes 94,000 granted unexercised shares and 864,000 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three and nine months ended September 30, 2012.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of September 30, 2012 and 2011, and changes during the three and nine month periods ended September 30, 2012 and 2011 is presented below:

Quarter Ended September 30, 2012:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	$4.12
Forfeited	(5,562)	$15.13
Exercised	-	$-
Outstanding at March 31, 2012	181,271	$14.03	$(1,818,929)
Granted	-	$-
Forfeited	(7,000)	$11.67
Exercised	-	$-
Outstanding at June 30, 2012	174,271	$14.13	$(1,756,525)
Granted	-	$-
Forfeited	(21,600)	$16.23
Exercised	-	$-
Outstanding at September 30, 2012	152,671	$13.83	$(1,368,362)
Vested and Exercisable at September 30, 2012	111,505	$16.76	$(1,325,719)

Quarter Ended September 30, 2011:
Outstanding at December 31, 2010	181,441	$15.60
Granted	21,000	$5.40
Forfeited	(1,500)	$26.97
Exercised	-	$-
Outstanding at March 31, 2011	200,941	$14.45	$(1,900,166)
Granted	3,000	$5.05
Forfeited	(3,000)	$17.41
Exercised	-	$-
Outstanding at June 30, 2011	200,941	$14.26	$(2,009,778)
Granted	-	$-
Forfeited	(32,441)	$9.31
Exercised	-	$-
Outstanding at September 30, 2011	168,500	$15.22	$(1,948,865)
Vested and Exercisable at September 30, 2011	113,684	$17.99	$(1,629,924)

No options were granted during either the three months ended September 30, 2012 or 2011, compared to 20,000 and 24,000 options granted during the nine months ended September 30, 2012 and 2011, respectively. The average fair value per share of options granted in the nine months ended September 30, 2012 was $1.59, compared to $2.21 in the nine months ended September 30, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended 9/30/12	Three Months Ended 9/30/11	Nine Months Ended 9/30/12	Nine Months Ended 9/30/11
Dividend growth rate	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	37.4%	37.8%
Average risk-free interest rate	0.0%	0.0%	1.7%	2.8%
Expected lives - years	-	-	6	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2012, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$ 4.12 – 10.91	71,000	8.10	$6.87	32,334	$8.99
$ 11.80 – 16.49	23,796	4.17	$14.35	22,796	$14.37
$ 17.27 – 25.07	46,625	4.57	$20.61	45,125	$20.58
$ 26.17 – 33.27	11,250	4.24	$28.62	11,250	$28.62
	152,671	6.12	$13.83	111,505	$16.76

A summary of nonvested option shares as of September 30, 2012 and 2011, and changes during the three and nine months ended September 30, 2012 and 2011, is presented below:

	Shares	Price
Period Ended September 30, 2012:
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92
Granted	-	$-
Forfeited	(2,666)	$11.91
Vested	(1,650)	$10.21
Nonvested at June 30, 2012	45,166	$6.50
Granted	-	$-
Forfeited	-	$-
Vested	(4,000)	$12.66
Nonvested at September 30, 2012	41,166	$5.91

Period Ended September 30, 2011:
Nonvested at December 31, 2010	63,116	$13.04
Granted	21,000	$5.40
Forfeited	-	$-
Vested	(19,501)	$12.37
Nonvested at March 31, 2011	64,615	$10.76
Granted	3,000	$5.05
Forfeited	(1,500)	$9.60
Vested	(3,050)	$21.95
Nonvested at June 30, 2011	63,065	$9.97
Granted	-	$-
Forfeited	(5,333)	$11.20
Vested	(2,916)	$17.10
Nonvested at September 30, 2011	54,816	$9.47

There were no income tax benefits realized from the exercise of stock options for the three and nine months ended September 30, 2012 or 2011. There was no intrinsic value for options exercised during the three and nine months ended September 30, 2012 or 2011, as no options were exercised during the respective periods.

Net compensation benefit credited to income for the Plans was $55,017 and $57,120 for the three and nine months ended September 30, 2012, compared to net compensation benefit credited to income of $47,819 for the three months ended September 30, 2011 and net compensation cost charged against income of $1,353 for the nine months ended September 30, 2011. Total recapture credits against compensation expense due to forfeited options was $69,204 and $107,322 for the three and nine months ended September 30, 2012, compared to $72,357 and $79,862 for the three and nine months ended September 30, 2011. As of September 30, 2012, total unrecognized compensation cost on granted unexercised shares was $61,718, and is expected to be recognized during the next four years.

The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended 9/30/12	Three Months Ended 9/30/11	Nine Months Ended 9/30/12	Nine Months Ended 9/30/11
Increase (decrease) net income before income taxes	$55,017	$47,819	$57,120	$(1,353)
Increase (decrease) net income	$55,017	$48,015	$57,318	$(328)
Increase (decrease) basic earnings per share	$0.01	$0.00	$0.01	$0.00
Increase (decrease) diluted earnings per share	$0.01	$0.00	$0.01	$0.00

Note 13. Recent Accounting Pronouncements. The following summarizes recent accounting pronouncements and their expected impact on the Company.

In December 2011, the Financial Accounting Standards Board (FASB) issued new guidance on Derecognition of in Substance Real Estate – a Scope Clarification. This guidance provides clarification for when a parent company ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance is effective for reporting periods beginning after September 15, 2012. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

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

In July 2012, the FASB issued new guidance on Testing Indefinite-Lived Intangible Assets for Impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In October 2012, the FASB issued an update on Technical Corrections and Improvements. The types of issues the FASB considered through this update are changes to clarify the Accounting Standards Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update also includes more substantive limited-scope improvements that represent narrow and incremental improvements in U.S. GAAP and are not purely technical corrections. Maintenance updates include nonsubstantive corrections to the Codification, such as editorial corrections, various types of link-related changes and changes to source fragment information. For public entities, this update will be effective for fiscal periods beginning after December 15, 2012. The Company will evaluate the impact this update may have on its consolidated financial statements.

In October 2012, the FASB issued new guidance on Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2012. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011. Total assets declined to $717.2 million at September 30, 2012, from $746.9 million at December 31, 2011. Earning assets declined to $654.3 million at September 30, 2012, from $681.5 million at December 31, 2011, reflecting the net change in the composition of earning assets, as discussed below. The ratio of earning assets to total assets was 91.24% at both September 30, 2012 and December 31, 2011.

Interest-bearing overnight deposits in financial institutions declined to $6.0 million at September 30, 2012, from $18.5 million at December 31, 2011. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $172.7 million at September 30, 2012, from $138.5 million at December 31, 2011, reflecting the net of purchases, sales, principal repayments, securitizations of certain mortgage loans, an increase in unrealized holding gains and the net accretion of premiums and discounts. During the nine months ended September 30, 2012, there were $38.6 million of purchases, $33.0 million of sales, $17.0 million of principal repayments, $41.0 million of securitizations, a $4.7 million increase in unrealized holding gains and $160,000 of net accretion of premiums and discounts. The Bank sells investment securities and securitizes mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. During the nine months ended September 30, 2012, the Bank implemented a strategy to diversify its investment portfolio through the purchase of certain tax-exempt municipal securities. At September 30, 2012, the balance of the municipal securities portfolio was $24.5 million, compared to no municipal securities held at December 31, 2011. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Loans held for sale declined to $700,000 at September 30, 2012, from $6.4 million at December 31, 2011, reflecting the net of originations, sales, net realized gains and securitizations into mortgage-backed securities. During the nine months ended September 30, 2012, there were $58.5 million of originations, $24.7 million of sales, $1.4 million of net realized gains and $41.0 million of securitizations. Proceeds from loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment security purchases and general banking operations. Loans serviced for others increased to $329.0 million at September 30, 2012, from $319.4 million at December 31, 2011.

Loans and leases receivable held for investment, net of deferred loan fees, declined to $490.8 million at September 30, 2012, from $534.0 million at December 31, 2011, reflecting principal payments net of originations, net charge offs and transfers to OREO. During the nine months ended September 30, 2012, there were $30.5 million of principal payments net of originations, $4.8 million of net charge offs and $7.9 million of transfers to OREO. In addition, a portion of funds from principal repayments on loans held for investment was used to support the liquidity needs of the Bank.

Total loans on non-accrual status and restructured loans (TDRs) on non-accrual status declined to $34.8 million at September 30, 2012, from $43.0 million at December 31, 2011. Loans on non-accrual status declined to $14.3 million at September 30, 2012, from $21.6 million at December 31, 2011. TDRs on non-accrual status declined to $20.5 million at September 30, 2012, from $21.4 million at December 31, 2011. Performing TDRs on full accrual status declined to $10.2 million at September 30, 2012, from $25.4 million at December 31, 2011. Certain performing TDRs have been restored to full accrual status, as they need not continue to be reported as a restructure in calendar years after the year in which the restructuring took place, if the loan is in compliance with its modified terms and yields a market rate.

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

Aside from the loans defined as non-accrual, over 90 days past due, classified, or restructured, there were no loans at September 30, 2012, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. There were $1.9 million of loans that were accruing interest and contractually over 90 days past due at September 30, 2012. These primarily represent loans that have matured and are in process of renewal. Additional gross interest income of approximately $38,000 was recorded on these loans as of September 30, 2012.

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

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $88.5 million of loans classified as impaired at September 30, 2012, net of $7.0 million in write-downs, compared to $78.9 million classified as impaired at December 31, 2011, net of $13.4 million in write-downs. At September 30, 2012 and December 31, 2011, the allowance for loan and lease losses included $2.8 million and $1.6 million specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters.

See “Note 5. Loans Receivable”, “Note 6. Allowance for Credit Losses” and “Note 7. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned acquired from foreclosures increased to $18.0 million at September 30, 2012, from $17.0 million at December 31, 2011, reflecting the net of additions, disposals and fair value adjustments. During the nine months ended September 30, 2012 there were $7.9 million of additions, $4.8 million of disposals, and $2.1 million of fair value adjustments. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits declined to $609.5 million at September 30, 2012, from $642.6 million at December 31, 2011. Demand accounts (personal and business checking accounts and money market accounts) increased to $268.2 million at September 30, 2012, from $243.7 million at December 31, 2011. Time deposits declined to $310.6 million at September 30, 2012, from $369.9 million at December 31, 2011. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing certificates of deposits in relationship to current funding needs and market interest rates. The Bank did not renew certain higher rate maturing time deposits during the nine months ended September 30, 2012 and was able to reprice new and maturing time deposits at lower rates. See “Note 11. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

Borrowed money consisting of repurchase agreements declined to $2.0 million at September 30, 2012, from $2.1 million at December 31, 2011. Repurchase agreements represent funds held in cash management accounts for commercial banking customers. Effective November 1, 2012 the Bank will discontinue the repurchase agreement program. Subsequently, the Bank will sweep commercial banking customers excess cash funds into an interest bearing deposit account.

There were no FHLB advances outstanding at September 30, 2012 or December 31, 2011. The Bank may use lower costing FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds. At September 30, 2012, the Bank had $148.5 million of credit availability with the FHLB, of which there was lendable collateral value totaling $61.7 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, the Bank had $40.0 million of pre-approved but unused lines of credit.

Stockholders' equity increased to $88.1 million at September 30, 2012, from $84.1 million at December 31, 2011, reflecting the net effect of earnings and changes in accumulated other comprehensive income. The equity to assets ratio was 12.29% at September 30, 2012, compared to 11.26% at December 31, 2011. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $5.8 million at September 30, 2012, from $3.7 million at December 31, 2011, reflecting the net unrealized gains in the available for sale investment securities portfolio based on current market prices. See “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both September 30, 2012 and December 31, 2011. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking agencies. During the nine months ended September 30, 2012, $10.0 million of new capital in the form of additional paid-in-capital was infused into the Bank from the Company, resulting from an inter-company income tax strategy. The Bank’s regulatory capital ratios as of September 30, 2012 have increased significantly from December 31, 2011 as indicated below.

	9/30/12	12/31/11
First South Bank Regulatory Capital	Ratio	Ratio
Total Risk-Based Capital Ratio	18.65%	15.22%
Tier 1 Risk-Based Capital Ratio	17.38%	13.95%
Tier 1 Leverage Ratio	11.94%	10.02%

Comparison of Operating Results – Three and Nine months ended September 30, 2012 and 2011. Net income for the three and nine months ended September 30, 2012 increased to $966,000 and $1.9 million, from $403,000 and $1.1 million for the three and nine months ended September 30, 2011. Diluted earnings per share were $0.10 and $0.20 for the three and nine months ended September 30, 2012, compared to $0.04 and $0.11 per share for the three and nine months ended September 30, 2011.

Net earnings during the three and nine months ended September 30, 2012 and 2011 were influenced by the amount of provisions for credit losses necessary to maintain the allowance for loan and lease losses at an adequate level; a decline in the volume of average earning assets; expenses attributable to other real estate owned properties; while being partially offset by a reduction in interest expense and gains on mortgage loan and investment securities sales. The current economy continues to present a challenging credit environment for the Bank and for some of its customers. As the Bank addresses and manages through these challenges, it remains focused on long-term strategies. These strategies include remediating problem assets, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with strengthening of the allowance for credit losses provides the Bank with a strong foundation from which to grow as economic conditions improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA improved to .53% and .34% for the three and nine months ended September 30, 2012, from .21% and .19% for the three and nine months ended September 30, 2011. ROE improved to 4.42% and 2.97% for the three and nine months ended September 30, 2012, from 1.97% and 1.83% for the three and nine months ended September 30, 2011. The efficiency ratio was 64.78% and 74.85% for the three and nine months ended September 30, 2012, compared to 67.77% and 67.47% for the three and nine months ended September 30, 2011, reflecting the Bank’s efforts on improving its operating efficiency by managing net interest income, growing non-interest income and controlling operating expenses.

Interest Income. Interest income declined to $8.3 million and $26.1 million for the three and nine months ended September 30, 2012, from $9.9 million and $29.9 million for the three and nine months ended September 30, 2011. The reduction in the amount of interest income is due primarily to lower interest rates during the comparative reporting periods, and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $664.6 million and $671.8 million for the three and nine months ended September 30, 2012, from $699.0 million and $704.1 million for the three and nine months ended September 30, 2011. The reduction in average interest-earning assets reflects the net effect of the decrease in loans and leases receivable; sales, purchases and principal payments on investment securities; and the volume of other real estate owned and non-performing loans discussed above. The yield on average interest-earning assets declined to 5.06% and 5.19% for the three and nine months ended September 30, 2012, from 5.64% and 5.67% for the three and nine months ended September 30, 2011. The yield on average interest-earning assets has also been impacted by the decline in interest rates and average interest-earning assets during the comparative reporting periods.

Interest Expense. Interest expense declined to $1.1 million and $3.9 million for the three and nine months ended September 30, 2012, from $1.9 million and $5.9 million for the three and nine months ended September 30, 2011, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities. The cost of funds improved to .69% and .80% for the three and nine months ended September 30, 2012, from 1.08% and 1.13% for the three and nine months ended September 30, 2011. The Company was able to improve its cost of funds by a combination of the growth in lower costing demand accounts, pricing new time deposits and repricing of maturing time deposits within the lower interest rate environment. Average deposits and borrowings declined to $635.8 million and $644.7 million for the three and nine months ended September 30, 2012, from $685.3 million and $698.9 million for the three and nine months ended September 30, 2011.

Net Interest Income. Net interest income declined to $7.2 million and $22.2 million for the three and nine months ended September 30, 2012, from $8.0 million and $24.0 million for the three and nine months ended September 30, 2011. The interest rate spread (the difference between the yield on average earning assets and the cost of average deposits and borrowings) declined to 4.37% and 4.39% for the three and nine months ended September 30, 2012, from to 4.56% and 4.54% for the three and nine months ended September 30, 2011. The tax equivalent net yield on interest-earning assets (net interest income divided by average interest-earning assets) declined to 4.40% and 4.43% for the three and nine months ended September 30, 2012, from 4.58% and 4.54% for the three and nine months ended September 30, 2011. The changes in interest rate spread and net yield on interest-earning assets is a result of the interest rate environment and volume levels of interest-earning assets and interest-bearing liabilities outstanding during the comparative reporting periods.

The following tables contain information relating to the Company’s average statement of financial condition and reflect the yield on average earning assets and the average cost of funds for the three and nine months ended September 30, 2012 and 2011. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented. The average loan balances listed in interest earning assets do not include nonaccrual loan balances. The interest rate spread represents the difference between the yield on earning assets and the average cost of funds. The net yield on earning assets represents net interest income divided by average earning assets.

Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income.

Yield/Cost Analysis	Quarter Ended September 30, 2012				Quarter Ended September 30, 2011
			(Dollars in thousands)
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Interest earning assets:
Loans receivable	$483,370	$6,903	5.71%		$555,517	$8,582	6.18%
Investments and deposits	181,239	1,442	3.31	%(1)	143,467	1,279	3.57%
Total earning assets	664,609	8,345	5.06%		698,984	9,861	5.64%
Nonearning assets	65,599				75,399
Total assets	$730,204				$774,383

Interest bearing liabilities:
Deposits	$526,938	1,002	.76%		$571,208	1,767	1.24%
Borrowings	3,468	2	.23%		2,301	2	.35%
Junior subordinated debentures	10,310	92	3.57%		10,310	83	3.22%
Total interest-bearing liabilities	540,716	1,096	.81%		583,819	1,852	1.27%
Noninterest bearing demand deposits	95,057	0	.00%		101,495	0	.00%
Total sources of funds	635,773	1,096	.69%		685,314	1,852	1.08%
Other liabilities and stockholders’ equity:
Other liabilities	6,994				7,312
Stockholders' equity	87,437				81,757
Total liabilities and stockholders' equity	$730,204				$774,383
Net interest income		$7,249				$8,009
Interest rate spread			4.37%				4.56%
Net yield on earning assets			4.40	%(1)			4.58%
Ratio of earning assets to interest bearing liabilities			122.91%				119.73%

Yield/Cost Analysis	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
			(Dollars in thousands)
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Interest earning assets:
Loans receivable	$501,699	$22,017	5.85%		$564,979	$26,312	6.21%
Investments and deposits	170,096	4,060	3.25	%(1)	139,126	3,628	3.48%
Total earning assets	671,795	26,077	5.19%		704,105	29,940	5.67%
Nonearning assets	65,889				82,583
Total assets	$737,684				$786,688

Interest bearing liabilities:
Deposits	$535,908	3,573	.89%		$585,495	5,669	1.29%
Borrowings	2,449	4	.22%		3,166	31	1.31%
Junior subordinated debentures	10,310	275	3.56%		10,310	248	3.21%
Total interest-bearing liabilities	548,667	3,852	.94%		598,971	5,948	1.32%
Noninterest bearing demand deposits	96,042	0	.00%		99,947	0	.00%
Total sources of funds	644,709	3,852	.80%		698,918	5,948	1.13%
Other liabilities and stockholders’ equity:
Other liabilities	6,923				6,923
Stockholders' equity	80,847				80,847
Total liabilities and stockholders' equity	$732,479				$786,688
Net interest income		$22,225				$23,992
Interest rate spread			4.39%				4.54%
Net yield on earning assets			4.43	%(1)			4.54%
Ratio of earning assets to interest bearing liabilities			122.44%				117.55%
(1)	Shown as a tax-adjusted yield

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $2.0 million and $4.6 million of provisions for credit losses in the three and nine months ended September 30, 2012, compared to $2.6 million and $8.2 million in the three and nine months ended September 30, 2011. The provision for credit losses is necessary to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 6. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Credit Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

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

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses. The factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments. The Bank’s principal focus is on the adequacy of the total allowance for credit losses. Based on the overall credit quality of the loan and lease receivable portfolio, management believes the Bank has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment. Management reassesses the information upon which it bases the allowance for credit losses quarterly and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The allowance for credit losses was $15.3 million at September 30, 2012, compared to $15.4 million December 31, 2011, reflecting the net of provisions for credit losses and net charge offs. During the nine months ended September 30, 2012, there were $4.6 million of provisions for credit losses and $4.8 million of net charge offs. The ratio of the allowance for credit losses to loans and leases was 3.10% at September 30, 2012, compared to 2.85% at December 31, 2011. See “Note 6. Allowance for Credit Losses” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Credit Losses” below for additional disclosure information.

Noninterest Income. Noninterest income increased to $2.7 million and $8.5 million for the three and nine months ended September 30, 2012, from $2.3 million and $6.8 million for the three and nine months ended September 30, 2011. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected were $1.6 million and $5.0 million for the three and nine months ended September 30, 2012, compared to $1.7 million and $5.1 million for the three and nine months ended September 30, 2011. Fees, service charges and loan servicing fees earned during each period are influenced by the volume of loans receivable and deposits outstanding, the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains on sales of mortgage loans held for sale increased to $858,000 and $1.4 million for the three and nine months ended September 30, 2012, from $165,000 and $397,000 for the three and nine months ended September 30, 2011. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

Gains from sales of investment securities available for sale were $28,000 and $1.5 million for the three and nine months ended September 30, 2012, compared to $204,000 and $256,000 during the three and nine months ended September 30, 2011. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of mitigating nonperforming assets, the Bank recorded net losses on sales of other real estate owned properties of $56,000 and $132,000 in the three and nine months ended September 30, 2012, compared to $16,000 and $44,000 in the three and nine months ended September 30, 2011. See “Note 8. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Expense. Noninterest expense was $6.4 million and $23.3 million for the three and nine months ended September 30, 2012, compared to $7.0 million and $20.8 million for the three and nine months ended September 30, 2011. Compensation and fringe benefits, the largest component of noninterest expense, was $3.6 million and $12.2 million for the three and nine months ended September 30, 2012, compared to $3.7 million and $11.4 million for the three and nine months ended September 30, 2011. The increase during the nine months ended September 30, 2012 primarily results from accelerating the accrual of anticipated lump-sum retirement benefits payable to the former CEO upon his retirement at the end of August 2012. The Bank accrued $200,000 and $1.5 million for his lump-sum retirement benefits payable in the three and nine months ended September 30, 2012, compared to $37,000 and $112,000 accrued in the three and nine months ended September 30, 2011.

FDIC insurance premiums declined to $234,000 and $746,000 for the three and nine months ended September 30, 2012, from $388,000 and $972,000 for the three and nine months ended September 30, 2011, reflecting the decline in the volume of insured deposit account balances, and changes in the FDIC’s deposit insurance assessment calculation. The FDIC changed their deposit insurance assessment calculation during 2011 to be based on assets and Tier 1 capital rather than deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of other real estate owned properties was $316,000 and $2.9 million for the three and nine months ended September 30, 2012, compared to $579,000 and $1.1 million for the three and nine months ended September 30, 2011. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Data processing costs declined to $344,000 and $1.6 million for the three and nine months ended September 30, 2012, from $699,000 and $1.9 million for the three and nine months ended September 30, 2011, reflecting favorable initial pricing from a recently completed core data processing system upgrade. Upon the expiration of these pricing concessions, data processing expenses are anticipated to approximate previously reported amounts.

Other noninterest expenses including premises and equipment, advertising, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., remained relatively consistent during the respective reporting periods.

Income Taxes. Income tax expense increased to $552,000 and $1.0 million for the three and nine months ended September 30, 2012, from $256,000 and $706,000 for the three and nine months ended September 30, 2011. Income tax expense results from the volume of pretax income, tax exempt income, deductible expenses, the application of permanent and temporary differences and the statutory income tax rates in effect during each period. The effective income tax rates were 36.37% and 34.95% for the three and nine months ended September 30, 2012, compared to 38.79% and 38.82% for the three and nine months ended September 30, 2011. See “Critical Accounting Policies” below for additional information.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund future loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. FDIC policy requires banks to maintain an average daily balance of liquid assets in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. At September 30, 2012, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $190.9 million, compared to $177.7 million at December 31, 2011. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio increased to 28.08% at September 30, 2012, from 25.84% December 31, 2011, which management believes is adequate.

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

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at September 30, 2012 and December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean	By:	/s/ Kristie W. Hawkins
	Scott C. McLean		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: November 8, 2012		Date: November 8, 2012

