Form 10-K
period 2012-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2013-03-29
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2012, was approximately $33.5 million based on the closing sale price of the registrant’s Common Stock as listed on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 29, 2013: 9,751,271.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2012. (Part III)

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

The Bank’s income consists principally of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts. The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, and other miscellaneous expenses. Funds for these activities are provided principally by deposits, borrowings, repayments of outstanding loans and investments and other operating revenues.

Market Area. The Bank makes loans and obtains deposits throughout eastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2012, management believes that a majority of all deposits and loans come from its primary market area. The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers in the Bank’s primary market area.

The average unemployment rate in the Bank’s primary market area (10.9%) exceeds the December 2012 National average (7.8%), Federal Reserve Fifth District average (7.4%), and the State of North Carolina (9.2%).

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

The Bank uses several factors in determining if a loan or lease is impaired. The Bank’s internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Bank’s past loan and lease loss experience, known and inherent risks in loans and leases held for investment and in unfunded loan commitments, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, certain qualitative factors and current economic conditions. While management believes that it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in loans and leases held for investment and in unfunded loan commitments will not require adjustments to the allowance for credit losses.

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

Recognized Subsequent Event

On February 21, 2013, the Bank announced a two-tiered Bulk Asset Disposition Plan (the “Disposition Plan”) to significantly reduce its level of problem assets through a bulk sale of problem loans and the disposition of other real estate owned (“OREO”) properties. Pursuant to guidance set forth in ASC 855, Subsequent Events, while the events of the Disposition Plan occurred after December 31, 2012, the effect of these transactions on the value of the assets impacted is being reflected in the Company’s consolidated financial statements for the year ended December 31, 2012, as a recognized subsequent event.

The Disposition Plan is segregated into two phases. First, on February 20, 2013, the Bank executed an agreement to sell problem loans with a book value of $46.5 million to Emerald Portfolio, LLC (“Emerald”), resulting in a $17.6 million pre-tax charge to 2012 earnings. Second, the Bank wrote down the majority of its OREO assets in order to allow for the disposal of these problem assets in an accelerated time frame. As a result, the Company realized a $5.2 million pre-tax valuation charge to 2012 earnings.

The Bank completed the problem loan sale on February 22, 2013, and received net proceeds of $25.1 million. The OREO disposal phase of the Disposition Plan is on-going. The Bank believes the valuation adjustments taken as of December 31, 2012, against that portion of the OREO portfolio offered for sale, resulted in book values that are at levels for which the assets can be disposed of at prices that are indicative of market values.

For the year ended December 31, 2012, the Company recognized an $11.0 million net operating loss, or ($1.13) per diluted share, compared to net income of $1.6 million, or $0.16 per diluted common share, earned for the year ended December 31, 2011. Excluding the effects of the Disposition Plan, net income for the year ended December 31, 2012, would have been $3.0 million, or $0.31 per diluted common share.

Summary of Bulk Asset Disposition Plan and Impact on December 31, 2012:

•	The combined loss associated with the charge-off and write-down of these troubled assets, net of tax, totaled ($14.0) million, or ($1.44) per diluted share on an annual basis for 2012.
•	The Company incurred charge-offs of $22.5 million in association with the Disposition Plan’s problem loans effective December 31, 2012. While reserves on this pool of loans had been set aside in previous periods, the Bank provided an additional $17.2 million to the allowance for loan and lease losses (“ALLL”) in association with the problem loan disposition plan.
•	The Company took a $5.2 million valuation write-down on OREO assets associated with the Disposition Plan, effective December 31, 2012.
•	The level of nonperforming assets declined from $52.8 million, or 7.36% of total assets as of September 30, 2012, to $34.2 million, or 4.84% of total assets as of December 31, 2012.
•	The ALLL at December 31, 2012, relative to loans held for investment, adjusting for the loan charge-offs, is 1.78% and covers nonaccrual loans that are held for investment 1.77 times, a favorable change from the 0.43 times coverage at the end of the third quarter of 2012.
•	The Company will be able to execute this Disposition Plan without the need to raise additional capital.
•	Despite the loss incurred, capital levels of the Company and the Bank remain very strong and in excess of regulatory minimums to be considered “well capitalized”.

The table below reflects the impact of the Disposition Plan on the Bank’s asset quality metrics.

Asset Quality Metrics	December 31, 2011		September 30, 2012		December 31, 2012
	(Dollars in thousands)
Nonperforming Assets	$60,030		$52,804		$34,233
Nonperforming Assets / Total Assets	8.04%		7.36%		4.84%
Classified Assets	$86,150		$80,923		$51,624
Classified Assets / Total Assets	11.53%		11.28%		7.29%
Nonaccrual Loans Held for Investment	$43,025		$34,801		$4,435
ALLL / Nonaccrual Loans Held for Investment (x’s)	0.35	x	0.43	x	1.77	x

Lending Activities

General. The Bank’s loan portfolio consists of loans held for sale and loans and leases held for investment. Loans held for sale totaled $44.7 million at December 31, 2012, representing 6.3% of total assets at that date. Gross loans and leases held for investment totaled $442.9 million at December 31, 2012, representing 62.6% of total assets at that date. It is the Bank’s policy to concentrate its lending within its market area.

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. At December 31, 2012, pursuant to ASC 825, Financial Instruments, the Bank marked these mortgage loans to market. At December 31, 2012, the Bank had $20.3 million of mortgage loans held for sale. In addition, as of December 31, 2012, in conjunction with the Disposition Plan, $46.9 million of loans previously held for investment were written down to a fair value of $24.4 million, as a result of the bid price for these loans, and they were reclassified as held for sale.

Loans Held for Investment. The Bank originates a significant amount of loans held for investment. At December 31, 2012, commercial real estate, construction, and lot/land loans amounted to $271.9 million, or 61.4% of gross loans held for investment. In recent years, the Bank has sought to increase originations of commercial business loans and consumer loans. At December 31, 2012, commercial business loans totaled $20.8 million, or 4.7% of gross loans held for investment, and consumer loans totaled $68.3 million, or 15.4% of gross loans held for investment. At December 31, 2012, $76.2 million, or 17.2% of gross loans held for investment, consisted of single-family, residential mortgage loans. At December 31, 2012, the Bank had $5.7 million of lease receivables, or 1.3% of gross loans held for investment. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Loans Held for Investment Portfolio Composition. The following tables summarize the composition of loans held for investment by classification of loan category at the dates indicated. The summary of loans held for investment at December 31, 2012, 2011, and 2010 are based on new loan classifications, as the classifications have been revised in 2012. Prior periods are based on historic loan classifications. At December 31, 2012, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At December 31,
	2012		2011		2010
Loans Held for Investment	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$72,505	16.4%	$58,499	10.9%	$49,897	8.0%
Residential construction	2,834	0.6	2,483	0.5	1,371	0.2
Residential lots and raw land	885	0.2	822	0.2	771	0.1

Total mortgage loans	76,224	17.2	61,804	11.6	52,039	8.3

Commercial loans and leases:
Commercial real estate	216,618	48.9	273,703	51.2	308,504	49.6
Commercial construction	20,495	4.6	25,441	4.8	47,527	7.7
Commercial lots and raw land	34,785	7.9	72,385	13.5	100,569	16.2
Commercial and Industrial	20,768	4.7	17,683	3.3	22,481	3.6
Lease receivables	5,712	1.3	7,578	1.4	8,148	1.3

Total commercial loans and leases	298,378	67.4	396,790	74.2	487,229	78.4

Consumer loans:
Consumer real estate	19,350	4.4	19,366	3.6	18,838	3.0
Consumer construction	681	0.1	746	0.1	1,554	0.3
Consumer lots and raw land	17,249	3.9	20,934	3.9	20,830	3.4
Home equity lines of credit	26,654	6.0	30,479	5.7	35,397	5.7
Consumer other	4,347	1.0	4,903	0.9	5,860	0.9

Total consumer loans	68,281	15.4	76,428	14.2	82,479	13.3

Gross loans held for investment	442,883	100.0%	535,022	100.0%	621,747	100.0%

Less deferred loan origination fees, net	1,036		1,062		1,307
Less allowance for loan and lease losses	7,860		15,194		18,830

Total loans held for investment, net	$433,987		$518,766		$601,610

	At December 31,
	2009		2008
	(Dollars in thousands)
Loans Held for Investment	Amount	%	Amount	%
Residential mortgage loans:
Single-family residential	$44,172	6.6%	$36,730	4.9%
Multi-family residential	867	0.1	1,608	0.2
Construction	2,959	0.5	4,653	0.6
Total residential mortgage loans	47,998	7.2	42,991	5.7

Commercial loans and leases:
Commercial real estate	418,896	62.8	414,707	55.2
Commercial construction (1)	74,434	11.0	138,316	18.4
Commercial business	26,109	3.9	40,496	5.4
Lease receivables	9,918	1.5	11,561	1.5
Total commercial loans and leases	528,357	79.2	605,080	80.5

Consumer loans:
Automobile	1,870	0.3	2,831	0.4
Savings account loans	1,074	0.1	1,427	0.2
Home equity loans	37,101	5.6	43,158	5.7
Other (2)	50,655	7.6	56,318	7.5
Total consumer loans	90,700	13.6	103,734	13.8
Gross loans held for investment	667,055	100.0%	751,805	100.0%

Less:
Deferred fees and discounts	1,444		1,022
Allowance for loan and lease losses	13,504		11,618
Total loans held for investment, net	$652,107		$739,165

(1)	Includes multifamily, 1-4 family, speculative single family residential and commercial real estate construction loans, net of undisbursed loans-in-process.
(2)	Includes residential real estate, land and lot, boat, equipment, reserve line, and unsecured loans.

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

The Bank estimates probable losses related to unfunded lending commitments and records a reserve for unfunded commitments in other liabilities on the consolidated balance sheet. At December 31, 2012, and 2011, the balance of the reserve for unfunded commitments was $228,000 and $254,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the assessment of the reserve for unfunded commitments, including historical loss percentages and qualitative factors allocated among the specific categories of unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent eight quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the reserve for unfunded commitments at December 31, 2012. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2012		2011
Unfunded Commitments	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans:
Construction	$3,343	5.2%	$1,696	2.6%
Total residential mortgage loans	3,343	5.2	1,696	2.6

Commercial loans and leases:
Real estate secured	2,286	3.6	3,449	5.2
Non-Real Estate	7,330	11.5	8,462	12.8
Construction	8,013	12.5	5,875	8.9
Total commercial loans and leases	17,629	27.6	17,786	26.9

Consumer loans:
Home equity loans	37,408	58.5	40,828	61.6
Real Estate Secured	9	0.0	47	0.1
Non-Real Estate	5,154	8.1	5,421	8.1
Construction	394	0.6	465	0.7
Total consumer loans	42,965	67.2	46,761	70.5
Total Unfunded Commitments	$63,937	100.0%	$66,243	100.0%

Maturities of Loans Held for Investment. The following table sets forth certain information at December 31, 2012, regarding the dollar amount of maturing loans held for investment, based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of undisbursed construction loans-in-process. Lease receivable balances are included in other loans.

Loans Held for Investment	Due One Year or Less	Due After 1 Through 5 Years	Due After 5 or More Years	Total
	(In thousands)
Residential real estate loans	$7,622	$2,804	$65,798	$76,224
Commercial real estate, business and other loans	104,695	180,907	81,057	366,659
Total	$112,317	$183,711	$146,855	$442,883

The following table sets forth at December 31, 2012, the dollar amount of loans held for investment due one year or more after December 31, 2012, with predetermined interest rates and have floating or adjustable interest rates.

Loans Held for Investment	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$45,931	$22,671
Commercial real estate, business and other loans	206,646	55,318
Total	$252,577	$77,989

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

Originations, Purchases and Sales of Loans. The Bank has authority to originate and purchase loans secured by real estate located throughout the state of North Carolina and the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its primary market area.

The Bank’s loan originations are derived from a number of sources, including calling officers, referrals from depositors and borrowers, repeat customers, advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried employees with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, and loan officers originating loans at off-site locations, such as a realtor office. Historically, the Bank generally has not purchased loans; however, during the year ended December 31, 2012 the Bank purchased $6.3 million of participations in commercial real estate loans. In the future, the Bank may consider making additional loan participation purchases.

In recent years, the Bank has sold or exchanged for mortgage-backed securities a significant amount of fixed-rate, single-family mortgage loans it originated. During the years ended December 31, 2012, 2011, and 2010, these transactions totaled $70.6 million, $60.9 million and $87.5 million, respectively. Such loans are sold to, or exchanged with, the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”). The Bank generally retains servicing on loans sold to, or exchanged with, FHLMC. On February 21, 2013, the Bank announced a two-tiered Asset Disposition Plan which included a bulk sale of problem loans. For more information on this transaction, see “Recognized Subsequent Event” above.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $1.5 million or any borrower with aggregate credit of greater than $3.0 million must be approved by the Directors’ Loan Committee, made up of three outside directors who serve on a rotating basis. Such loans are presented weekly by the Management Loan Committee. The President does not serve on the loan committee of the Board. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender’s level of expertise. In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the loan committees.

Generally, after receipt of a loan application from a prospective borrower, in compliance with federal and state laws and regulations, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by qualified Bank personnel. Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC, investor guidelines or the Bank’s guidelines. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of mortgage loans underwritten for sale to FHLMC. In addition, mortgage loans sold to other investors may be manually underwritten by the Bank, or through FHLMC’s Loan Prospector, or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency (“FEMA”), obtain flood insurance.

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on residential and commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $12.3 million at December 31, 2012. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2012, single-family, residential mortgage loans, excluding home improvement loans, totaled $76.2 million, or 17.2% of gross loans held for investment. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2012, $50.5 million, or 66.2%, of the residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank retains fixed-rate mortgages with maturities of less than 10 years, while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also originates conventional and government mortgage loans in its market area, which are underwritten, closed and sold servicing-retained in the secondary market or servicing-released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap generally is 3.0% to 6.0% above the initial rate. In return for providing a relatively low cap on interest rate increases over the life of the loan, the Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2012, $25.7 million, or 33.8% of residential mortgage loans were adjustable-rate loans.

The retention of adjustable-rate loans in the loan portfolio helps reduce exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the adjustable-rate loans will fully adjust to compensate for increases in the cost of funds.

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

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 2.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 2.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. After successfully reducing its acquisition, development and construction (ADC) concentration, the Bank has resumed originating speculative and pre-sold construction loans on 1 to 4 family residential properties in select markets within its primary market area. At December 31, 2012, commercial construction loans totaled $20.5 million, which amounted to 4.6% of gross loans held for investment.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board for loans in excess of $250,000. For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or an outside appraisal by an approved appraiser. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.0% to 1.0% construction loan fee for speculative builder loans and for construction loans to owner-occupants. For residential construction loans, the Bank generally charges an origination fee, construction fee, and/or a commitment fee up to 1.0% of the commitment amount.

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting such originations to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied properties. Such loans generally range in size from $100,000 to $3.5 million. At December 31, 2012, commercial real estate loans totaled $216.6 million, which amounted to 48.9% of gross loans held for investment. Commercial real estate loans are originated for three to ten year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 2.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 20 year amortization schedule, generally with a balloon payment due after three to ten years.

Commercial real estate (“CRE”) lending entails additional risks, as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial loans are made for loans over $1.0 million. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1.0 million annual financial statements of the principals of the partnership or corporation.

The Bank put a moratorium on acquisition and development loans (“A&D” loans) in June 2008. There have been no new A&D loans originated since that time, except for two new loans for phase 2 of existing projects. One project has performed as anticipated and was fully paid out as of December 31, 2011, and the second project has a contract in place to purchase all the lots being developed. The Bank restricted loans for lots and land beginning in mid-2009, and imposed a full moratorium on these types of loans in the third quarter of 2010. Because the acquisition, development and construction portfolio (“ADC”) was not decreasing at the rate desired through the moratoriums on A&D, lots and land loans, the Bank restricted speculative construction loans beginning in January 2011. The Bank has successfully met its concentration reduction plan objectives for reducing CRE concentrations, including various segments of CRE in the commercial loan portfolio. All categories of CRE concentrations are now within acceptable levels established by the Bank. With the successful reduction of its ADC concentration in 2012, the Bank has resumed originating speculative and pre-sold construction loans on 1 to 4 family residential properties in select markets within its primary market area.

Beginning in 2011, the Bank instituted an policy that it will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged-off or is adversely classified as doubtful or loss, so long as such credit remains uncollected. In addition, the Bank will not make additional advances to any borrower whose loan or line of credit has been adversely classified as substandard without prior approval of a majority of the Board of Directors.

Commercial Lending. The Bank’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Bank’s commercial real estate lending see “Commercial Real Estate Lending.”

The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, engineering, architecture, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and when appropriate, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.5% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $2.0 million. At December 31, 2012, commercial business loans totaled $20.8 million, or 4.7% of gross loans held for investment.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For unsecured loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

The Bank’s commercial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial business loans are generally for periods of 36 months or less and are generally self-liquidating from asset conversion cycles. Commercial business term loans are generally made to finance the purchase of assets and have maturities of seven years or less. Commercial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed annually. The Bank also offers both secured and unsecured standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

Commercial business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers who are well known to the Bank, or the Bank is able to adequately confirm the background and stability of the borrower.

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Rental terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2012, lease receivables totaled $5.7 million, or 1.3% of gross loans held for investment.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, both secured and unsecured loans. At December 31, 2012, consumer loans totaled $68.3 million, or 15.4% of gross loans held for investment.

At December 31, 2012, the Bank had $26.7 million in home equity line of credit loans, representing 6.0% of gross loans held for investment. The home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin, and require monthly payments based on the outstanding balance. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

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

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. This occurs when payment is delinquent in excess of 90 days, if not so prior classified. Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Payments on nonaccrual loans which have no impairment or impaired loans that have been adjusted to fair market value are applied to principal and interest as scheduled. Payments on nonaccrual loans which are impaired but have not been adjusted to fair market value are posted as principal receipts. Mortgage and consumer loans are generally removed from nonaccrual status and interest resumes accruing once a loan has had a period of sustained payments, generally six months. Commercial loans are generally removed from nonaccrual status and interest resumes accruing when none of the principal and interest is due and unpaid or when the loan becomes otherwise well secured and in the process of collection and has had a period of sustained payments, generally six months.

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

The Bank offers a variety of restructuring concessions for economic or legal reasons related to a borrowers’ financial condition that would not otherwise be considered. TDR concessions may include, but are not limited to any one or a combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, i.e. from principal and interest, to interest only with all principal due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

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

When a restructuring agreement with a particular borrower specifies a rate that is less than a market rate the Bank would be willing to accept at the time of the restructuring for a new loan with comparable risk, that loan will not qualify or be considered for redesignating in a subsequent period. Information about any such loans that do not qualify for redesignating will continue to be disclosed as required.

When a restructuring agreement with a particular borrower specifies a rate that is equal to or greater than a market rate the Bank would be willing to accept at the time of the restructuring for a new loan with comparable risk, that loan may qualify and will be considered for redesignating in a subsequent period if the loan is not impaired based on the terms specified by the restructuring agreement and is in compliance with its modified terms. Since these loans meet the conditions of ASC 310-40-50-2, information regarding these loans may be omitted from disclosures required by paragraphs 310-10-50-15(a) and 310-10-50-15(c) in years after the restructuring.

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

The Bank also performs restructurings on certain troubled loan workouts whereby existing loans are restructured into a multiple two note structure (“A Note and B Note” structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off upon restructuring.

The benefit of this workout strategy is for the Note A to remain a performing asset, for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following restructuring, Note A credit classifications generally improves from “substandard” to “pass”, if supported by the borrower’s ability to repay the loan.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended 12/31/12	Year Ended 12/31/11
	(In thousands)
Note A Structure
Commercial real estate (1) (3)	$3,851	$3,871

Note B Structure
Commercial real estate (2) (3)	$2,360	$1,796
Reduction of interest income	$141	$89

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	As a result of the Disposition Plan, all Note A and Note B structure loans were sold on February 22, 2013.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2012, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding troubled debt restructuring.

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

Based on an impairment analysis of loans held for investment, at December 31, 2012 there were $37.5 million of loans classified as impaired, net of $1.8 million in write-downs. As of December 31, 2012, the allowance for loan losses included $460,000 specifically provided for these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2012, the Bank had $4.4 million of loans held for investment on nonaccrual status, segregated by the following classes of financing receivables: commercial real estate - $2.8 million; commercial lots and raw land - $1.4 million; commercial non-real estate - $99,000; home equity lines-of-credit - $97,000; consumer real estate - $77,000; and consumer other - $1,000. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

Other real estate owned (“OREO”) acquired in settlement of loans is classified as real estate acquired through foreclosure. It is recorded at the lower of the estimated fair value (less estimated selling costs) of the underlying real estate or the carrying amount of the loan. In most cases, the estimated fair values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”) with appropriate comparables. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. Additionally, in certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly. The Disposition Plan resulted in the Bank taking a $5.2 million valuation write-down to OREO assets. Costs related to holding such real estate is charged against income in the current period. Any required write-down of a loan to its fair value (less estimated selling costs) is charged against the allowance for credit losses. See Notes 1, 6 and 18 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Classified Assets and Credit Quality. Federal regulations require banks to review their classification of assets on a regular basis. In addition, in connection with regulatory examinations, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are four classifications for problem assets: “special mention,” “substandard,” “doubtful” and “loss.” Special mention assets contain a potential weakness that deserves management’s close attention and which could cause a more serious problem if not corrected. Substandard assets have one or more well-defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss or is impaired, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified as loss, or charge off such amount. Work-in-process loans are loans that have been approved and sent to the attorney for closing, but have not yet been returned for processing. These loans are not given a risk grade until they have been processed and are therefore excluded from the credit quality reporting.

The Bank assigns a risk grade to each commercial, consumer, and in-house mortgage loan. The grading system established by the Bank includes grades 1 through 9. These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss. Risk grades 1 through 5 are collectively labeled “Pass” by regulators, and have minimal risk and minimal loss history. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding credit quality indicators and risk grading.

The Bank reviews the loans held for investment, not less than quarterly, to determine whether any loans require classification or re-classification. At December 31, 2012, the Bank had $37.5 million of classified loans, including $19.7 million classified as special mention, $17.8 million classified as substandard, and none classified as doubtful or as loss, reflecting the positive impact of the Disposition Plan; compared to $106.5 million of classified loans at December 31, 2011, including $37.3 million classified as special mention, $69.1 million classified as substandard, and none classified as doubtful or as loss.

Allowance for Credit Losses. The Bank maintains both general and specific allowances for loan and lease losses and an allowance for unfunded loan commitments, collectively, the allowance for credit losses (“ACL”) at levels the Bank believes are appropriate in light of the risk inherent in loans and leases held for investment and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the allowance for credit losses.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses. The factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in both the loans and lease portfolio and in unfunded loan commitments. The Bank’s principal focus is on maintaining the adequacy of the total allowance for credit losses. Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the allowance for credit losses pursuant to accounting principles generally accepted in the United States of America (“GAAP”), and has taken into account the views of its regulators and the current economic environment. Management evaluates the information upon which it bases the allowance for credit losses quarterly and believes its accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the allowance for credit losses.

The ACL calculation methodology takes into account GAAP and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience over the most recent eight quarters. The allowance for credit losses contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate, and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment. See Notes 1, 3, 4 and 5 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding lending activities and the allowance for credit losses.

Following is a summary of activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded loan commitments, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2007	$9,486	$403	$9,889
Provisions for credit losses	4,107	(63)	4,044
Loans and Leases charged-off	(2,168)	—	(2,168)
Loans and Leases recovered	193	—	193
Net (charge-offs)/recoveries	(1,975)	—	(1,975)
Balance at December 31, 2008	11,618	340	11,958

Balance at December 31, 2008	11,618	340	11,958
Provisions for credit losses	7,280	(100)	7,180
Loans and Leases charged-off	(5,775)	—	(5,775)
Loans and Leases recovered	381	—	381
Net (charge-offs)/recoveries	(5,394)	—	(5,394)
Balance at December 31, 2009	13,504	240	13,744

Balance at December 31, 2009	13,504	240	13,744
Provisions for credit losses	22,155	(3)	22,152
Loans and Leases charged-off	(17,783)	—	(17,783)
Loans and Leases recovered	954	—	954
Net (charge-offs)/recoveries	(16,829)	—	(16,829)
Balance at December 31, 2010	18,830	237	19,067

Balance at December 31, 2010	18,830	237	19,067
Provisions for credit losses	10,813	17	10,830
Loans and Leases charged-off	(15,106)	—	(15,106)
Loans and Leases recovered	657	—	657
Net (charge-offs)/recoveries	(14,449)	—	(14,449)
Balance at December 31, 2011	15,194	$254	15,448

Balance at December 31, 2011	15,194	254	15,448
Provisions for credit losses	23,252	(26)	23,226
Loans and Leases charged-off	(32,201)	—	(32,201)
Loans and Leases recovered	1,615	—	1,615
Net (charge-offs)/recoveries	(30,586)	—	(30,586)
Balance at December 31, 2012	$7,860	$228	$8,088

The following table allocates the allowance for credit losses by loan portfolio segment at the dates indicated. The allocation of the allowance to each segment is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$235	3.0%	$1,375	9.1%	$358	1.9%	$377	2.8%	$510	4.4%
Commercial (1)(2)	5,275	67.1	10,213	67.2	15,461	82.1	12,388	91.7	10,504	90.4
Consumer (3)	2,350	29.9	3,606	23.7	3,011	16.0	739	5.5	604	5.2
Total allowance for loan and lease losses	$7,860	100.0%	$15,194	100.0%	$18,830	100.0%	$13,504	100.0%	$11,618	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
Commercial	42	18.4	52	20.5	49	20.7	63	26.3	121	36.6
Consumer	186	81.6	202	79.5	188	79.3	177	73.7	219	64.4
Total allowance for unfunded loan commitments (4)	$228	100.0%	$254	100.0%	$237	100.0%	$240	100.0%	$340	100.0%

Combined total allowance for credit losses	$8,088		$15,448		$19,067		$13,744		$11,958

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $338,000 of specific allowance for loan losses on eight commercial real estate loans.
(3)	Includes $122,000 of specific allowance for loan losses on four consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the allowance for credit losses includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk.

The assessment of qualitative factors includes various subjective component areas assessed in terms of basis points used in determining the overall adequacy of the ACL. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ACL validation. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

There were no changes in the Company’s accounting policy and methodology used to estimate the allowance for credit losses during the year ended December 31, 2012.

Investment Securities Activities

General. Interest income from investment securities generally provides the second largest source of income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use investment securities to reduce credit risk and provide liquidity. At December 31, 2012, the Bank’s investment securities portfolio totaled $164.8 million, with unrealized securities gains of $5.2 million, net of deferred taxes.

Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on the investment securities portfolio on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Investment Committee consisting of four directors, and are reviewed by the Board on a monthly basis. The Bank’s President has authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2012, mortgage-backed securities with an amortized cost of $132.5 million and a carrying value of $140.3 million, or 19.8% of total assets, were held as available for sale. Mortgage-backed securities classified as available for sale are carried at fair value, and unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

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

The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States; however, their securities are considered to be good quality investments with marginal credit risks. Mortgage-backed securities issued or guaranteed by the FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See “Depository Institution Regulation — Capital Requirements” for additional information.

At December 31, 2012, the mortgage-backed securities portfolio had a weighted average yield of 3.76%. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. At December 31, 2012, the average contractual maturity of the mortgage-backed securities portfolio was approximately 24.1 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages.

Municipal Securities. At December 31, 2012, municipal securities with an amortized cost of $24.0 million and a carrying value of $24.6 million, or 3.5% of total assets, were held as available for sale. Municipal securities classified as available for sale are carried at fair value, and unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures, such as the construction of highways, bridges or schools. Municipal securities purchased by the Bank are generally exempt from federal taxes, and from state and local taxes where the security is issued by a municipality located in the state of North Carolina.

At December 31, 2012, the municipal securities portfolio had a weighted average yield of 3.00%, and the average contractual maturity of the municipal securities portfolio was approximately 17.5 years.

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

The Bank had $1.9 million of FHLB stock at December 31, 2012.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table sets forth the carrying value of the Bank’s investment securities portfolio, by categories, at December 31, 2012, 2011, and 2010, respectively.

	At December 31,
	2012	2011	2010
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$140,262	$138,515	$98,638
Municipal securities	24,576	—	—
Total	$164,838	$138,515	$98,638

Securities held for investment:
FHLB stock	$1,859	$1,887	$3,475
Mortgage-backed securities	—	—	245
Total	$1,859	$1,887	$3,720

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Bank’s investment securities portfolio at December 31, 2012.

	One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield

Securities available for sale:
Mortgage-backed securities	$166	5.85%	$1,689	3.05%	$138,407	3.76%	$140,262	$132,520	3.762%
Municipal securities	—	—	1,653	4.30	22,923	2.91	24,576	24,019	3.00
Total available for sale	$166	5.85%	$3,342	3.67%	$161,330	3.64%	$164,838	$156,539	3.64%

Securities held to maturity:
FHLB stock (1)	$—	—	$—	—	$1,859	1.72	$1,859	$1,859	1.72
Total held to maturity	$—	—	$—	—	$1,859	1.72	$1,859	$1,859	1.72

Total Portfolio	$166	5.85%	$3,342	3.67%	$163,189	3.62%	$166,697	$158,398	3.62%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity. FHLB stock is recorded at cost, which approximates market value.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities and paydowns on investment securities, and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta, the Federal Reserve Bank, as well as from other larger correspondent banks.

Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit pricing on a weekly basis or more frequently based on market conditions. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank did not have any brokered deposits, at December 31, 2012.

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-three office locations. The Bank provides both personal and business on-line banking services. These services include, but are not limited to, eStatements, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, thereby eliminating the cost of returning paper items.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2012		2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand accounts:
Checking	$234,996	0.04%	$228,971	0.05%	$218,784	0.10%
Money market	39,667	0.40	14,748	0.10	15,717	0.21
Savings accounts	30,570	0.05	28,989	0.05	24,499	0.13
Total	305,233	0.09	272,708	0.05	259,000	0.11

Certificate accounts:
Less than 12 months (1)	23,137	0.29	20,006	0.20	27,335	0.52
12-17 months (1)	37,580	0.39	47,748	0.44	73,032	1.02
18-60 months (1)	234,951	1.00	302,155	1.75	330,098	2.08
Total	295,668	0.86	369,909	1.50	430,465	1.80
Total deposits	$600,901	0.47%	$642,617	0.88%	$689,465	1.17%

(1)	Original term.

See Note 8 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012. At such date, such deposits represented 24.8% of total deposits and had a weighted average rate of 0.95%.

Maturity Period
(In thousands)
Three months or less	$23,733
Over three months through one year	22,815
Over one year through three years	92,496
Over three years to five years	9,795
Total	$148,839

At December 31, 2012, FHLMC mortgage-backed securities with an amortized cost of $2.7 million were pledged as collateral for deposits from public entities.

Borrowings. During the years ended December 31, 2012, 2011, and 2010, the Bank’s borrowings consisted of FHLB advances and retail repurchase agreements. Deposits remain the primary source of funds for the Bank’s lending, investment and general operating activities.

The Bank is authorized to access advances from the FHLB of Atlanta to supplement its liquidity needs for funds to meet loan origination and deposit withdrawal requirements. The FHLB of Atlanta functions as a central correspondent bank providing credit for its member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. FHLB advances are available under several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.15% of the Bank’s total assets with a cap of $26.0 million, and an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets.

Retail repurchase agreements represent agreements to sell securities under terms which require the Bank to repurchase the same, or substantially similar securities, by a specified date. The Bank discontinued the retail repurchase agreement program effective as of November 1, 2012.

See Note 11 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$16,500	$—	$10,000
Retail repurchase agreements (1)	$—	$2,096	$1,503
Rate paid on:
FHLB advances	0.21%	0.00%	3.18%
Retail repurchase agreements	0.00%	0.25%	0.25%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$16,500	$10,000	$27,500
Retail repurchase agreements (1)	$2,288	$2,633	$3,538
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	$2,550	$769	$12,408
Retail repurchase agreements (1)	$1,557	$2,184	$2,686
Approximate weighted average rate paid on: (2)
FHLB advances	0.31%	3.38%	2.85%
Retail repurchase agreements	0.25%	0.25%	0.25%

(1)	The Bank discontinued the retail repurchase agreement program effective as of November 1, 2012.
(2)	Based on month-end balances.

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

Employees. As of December 31, 2012, the Bank had 231 full-time and 24 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the FDIC. The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

The system of supervision and regulation applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than stockholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company. Certain legal and regulatory requirements are applicable to the Bank and the Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•	a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule in early 2011 which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. In late 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed in early 2012. The proposed rules are highly complex and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination, and the volume of public comments received, implementation of the Volcker Rule has been delayed. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise impact of the Volcker Rule on the Company cannot be determined.

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

In June 2012, the federal bank regulatory agencies jointly issued three proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). While the regulatory agencies had initially proposed an effective date of January 1, 2013 for the new rules, the agencies have since confirmed that the implementation will be delayed as a result of the many industry participants, including community banks, that expressed concern over the impact of the proposed rules. When and if the proposed rules become effective, they would, among other things: revise the definition of regulatory capital components and related calculations, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 Capital Ratio requirement from 4% to 6% percent. If the proposed rules are implemented as written, the amount of capital that the Bank would be required to hold would likely increase.

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

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2012.

			Adequately		Significantly
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	16.5%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	15.3%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	10.4%	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

____________

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as one that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory rating category. See Note 13 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

North Carolina Capital Requirements and Regulatory Action. Under North Carolina banking law, a bank’s “required capital” is equal to at least the amount required for the bank to be considered “adequately capitalized” under the federal regulatory capital standards described above. “Inadequate capital” is defined as an amount of capital equal to at least 75% but less than 100% of required capital. “Insufficient capital” is defined as an amount of capital less than 75% of required capital.

The Commissioner is empowered to take regulatory action if a bank’s capital falls below the required capital level. If the Commissioner determines that a bank has “inadequate capital” or “insufficient capital,” the Commissioner may order the bank to take corrective action. If the Commissioner determines that that a bank has insufficient capital and is conducting business in an unsafe or unsound manner or in a fashion that threatens the financial integrity of the bank, the Commissioner may serve a notice of charges and show-cause order on the bank and, if after a hearing, he determines that supervisory control of the bank is necessary to protect the bank’s customers, creditors, or the general public, the Commissioner may take supervisory control of the bank. The Commissioner may also take custody of the books and records of a bank and appoint a receiver if the bank’s capital is impaired such that the likely realizable value of the bank’s assets is insufficient to pay and satisfy the claims of its depositors and creditors.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.9 million at December 31, 2012. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to FRB regulations, the Bank must maintain average daily reserves against its net transaction accounts, equal to 3% of the amount over $12.4 million up to and including $79.5 million, plus 10% on the amount over $79.5 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount equal to the amount or ratio fixed by the North Carolina Banking Commission. As of December 31, 2012, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. In 2011, the FDIC issued a new regulation implementing these revisions to the assessment system.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The FDIC established the FICO assessment rate effective for the first quarter of 2012 at 0.66 cents annually per $100 of assessable deposits. The Bank’s quarterly FICO payments during the year ended December 31, 2012 was 0.66 cents annually per $100 of assessable deposits.

In 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program. In 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010, and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts from December 31, 2010 through December 31, 2012. On January 1, 2013, funds in a non-interest bearing account (including Lawyer Trust Accounts) were no longer eligible for the unlimited deposit insurance coverage. These funds will now be insured to the legal maximum of $250,000 for each ownership category.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009. On December 30, 2009, the Bank paid a $4.7 million prepaid assessment and it was accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank expenses its regular quarterly deposit insurance assessment and records an offsetting credit to the prepaid assessment asset, until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The Bank’s remaining prepaid assessment asset was $1.3 million at December 31, 2012.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans held for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 29.7% of total deposits and short-term borrowings at December 31, 2012, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $12.3 million at December 31, 2012. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self-imposed loans-to-one-borrower limit, which currently is $7.2 million, which it has exceeded from time to time as approved in advance by the Board of Directors; however, there have been no borrowers over that limit since August 31, 2010. At December 31, 2012, the Bank’s largest lending relationship was a $6.5 million relationship consisting of three commercial real estate loans. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2012.

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

Under North Carolina law, a bank may extend credit to, and engage in transactions with, its affiliates, directors, executive officers, principal shareholders, and their respective immediate family members to the extent permitted by, and subject to such restrictions and conditions as are imposed by applicable state and federal laws and regulations.

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

Incentive Compensation Policies and Restrictions. In 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Taxation – General. The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2012 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company and the Bank file a consolidated federal income tax return. The Company’s federal income tax returns have been audited through the year ended December 31, 2007.

State Income Taxation. Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greater of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of tangible property in North Carolina. The Company and the Bank file separate state income tax returns.

See Notes 1 and 12 of the Notes to Consolidated Financial Statements for additional information regarding taxation.

Item 1A. Risk Factors. Not required for a Smaller Reporting Company

Item 1B. Unresolved Staff Comments. Not required for a Smaller Reporting Company

Item 2. Properties. The following table contains information about the Bank’s premises and equipment at December 31, 2012.

	Year Opened	Owned or Leased	Book Value at December 31, 2012	Approximate Square Footage
	(Dollars in thousands)
Main Office:
1311 Carolina Avenue Washington, NC	1986	Owned	$577	10,200

Branch Offices:
300 North Market Street Washington, NC	1959	Owned	96	4,680

1328 John Small Avenue Washington, NC	2001	Leased	33	1,916

2999 US Highway 17 South Chocowinity, NC	1999	*	200	2,530

301 E. Arlington Blvd Greenville, NC	1993	Owned	278	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	696	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	921	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	127	2,500

2236 S. Croatan Hwy, Suite 6 Nags Head, NC	2002	Leased	60	1,600

47560 NC Hwy 12 Buxton, NC	2005	*	409	1,995

2430 North Heritage Street Kinston, NC	2001	Leased	31	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	262	2,600

202 Craven Street New Bern, NC	1995	Leased	3	2,500

11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	60	1,600

241 Green Street Fayetteville, NC	1999	Owned	1,145	10,000

705 Executive Place Fayetteville, NC	1999	Leased	10	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	339	6,100

3000 N. Elm Street Lumberton, NC	2001	Leased	189	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	466	2,072

	Year Opened	Owned or Leased	Book Value at December 31, 2012	Approximate Square Footage

100 E. Hope Lodge Street Tarboro, NC	2000	Leased	33	1,500

300 Sunset Avenue Rocky Mount, NC	1994	Owned	290	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	908	5,635

1378 Benvenue Road Rocky Mount, NC	2000	*	185	5,376

4800 Six Forks Road, Suite 115 Raleigh, NC	2004	Leased	19	4,501

4215-01 University Drive Durham, NC	2004	Leased	88	2,000

2601 Irongate Drive, Suite 102 Wilmington, NC	2007	Leased	40	2,481

Operations Center:
Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	3,947	12,451

Credit Administration:
Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	821	11,328

Total book value			$12,233

__________________

* Lease land, own building.

The book value of the Bank’s premises and equipment was $12.2 million at December 31, 2012. See Notes 1 and 7 of the Notes to Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business. At December 31, 2012, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 708 registered stockholders of record as of March 21, 2013.

Stock Price and Dividend Information. The following table presents the high and low trading price information of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

	Trading Prices and Dividends for Periods Indicated
Quarterly Period Ended	High	Low	Dividends
March 31, 2012	$4.64	$3.20	$0.00
June 30, 2012	4.90	3.80	0.00
September 30, 2012	4.90	3.70	0.00
December 31, 2012	6.11	4.60	0.00

March 31, 2011	$6.64	$4.52	$0.00
June 30, 2011	5.21	3.37	0.00
September 30, 2011	4.78	3.11	0.00
December 31, 2011	4.00	3.01	0.00

Dividends. The Company’s ability to pay dividends on its Common Stock is principally dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. In order to preserve the Bank’s capital, in December 2010 the Company suspended quarterly cash dividend payments. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs, economic conditions and regulatory requirements. For additional information on the regulatory restrictions and limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Item 1. Business – Regulation of the Company – Dividends.”

Performance Graph. Not required for a Smaller Reporting Company

Issuer Purchases of Equity Securities. The Company did not purchase any shares of its common stock during 2012 or 2011.

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

Investor Information. Stockholders, investors and analysts interested in receiving additional information may contact Scott C. McLean, Chief Financial Officer, First South Bancorp, Inc., P. O. Box 2047, Washington, NC 27889; or via email to scott.mclean@firstsouthnc.com.

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. will be held Thursday, May 23, 2013 at 11:00 a.m. eastern time, at the main office of First South Bank, 1311 Carolina Avenue, Washington, North Carolina.

Item 6.  Selected Financial Data. The following table containing selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2012. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$34,158	$39,303	$42,871	$49,060	$59,364
Interest expense	4,700	7,556	9,019	16,094	23,317
Net interest income	29,458	31,747	33,852	32,966	36,047
Provision for loan losses	23,252	10,813	22,152	7,180	4,044
Non-interest income	11,253	9,420	10,844	10,960	10,084
Non-interest expense	35,573	27,953	26,725	25,345	24,165
Income (loss) before income taxes	(18,114)	2,401	(4,181)	11,101	17,922
Income tax expense (benefit)	(7,137)	848	(1,801)	4,365	6,934
Net income (loss)	$(10,977)	$1,553	$(2,380)	$7,036	$10,988

Per Share Data
Net income (loss) - basic	$(1.13)	$0.16	$(0.24)	$0.72	$1.13
Net income (loss) - diluted	(1.13)	0.16	(0.24)	0.72	1.12
Dividends	0.00	0.00	0.49	0.80	0.80
Book value	7.66	8.63	8.15	8.85	9.02
Tangible book value	7.09	8.06	7.57	8.27	8.46

Balance Sheet Data
Total assets	$707,713	$746,941	$797,246	$829,891	$875,855
Cash and interest earning deposits	12,366	32,774	44,434	30,045	63,284
Investment securities	164,838	138,515	98,883	97,239	32,827
Loans receivable, net	478,712	525,202	606,074	658,656	744,731
Deposits	600,901	642,617	689,465	688,511	716,427
Borrowings	26,810	12,406	21,813	47,690	62,868
Stockholders’ equity	74,653	84,113	79,513	86,214	87,821

Average Balance Data
Average assets	$732,091	$779,369	$811,742	$866,504	$902,668
Average interest-earning assets	667,079	700,181	738,074	800,899	839,011
Average interest-bearing liabilities	544,296	590,933	623,155	679,299	712.423
Average Equity	85,295	81,458	86,852	88,129	87,695

Selected Performance Ratios
Return on average assets	(1.50)%	0.20%	(0.29)%	0.81%	1.22%
Return on average equity	(12.87)%	1.91%	(2.74)%	7.98%	12.53%
Efficiency	87.30%	67.83%	59.72%	57.63%	52.31%
Interest rate spread	4.39%	4.52%	4.55%	4.04%	4.18%
Net interest margin	4.42%	4.53%	4.59%	4.12%	4.30%
Average earning assets/average interest bearing liabilities	122.56%	118.49%	118.44%	117.90%	117.77%
Noninterest expense/average assets	4.86%	3.59%	3.29%	2.92%	2.68%

Asset Quality Ratios
Non-performing assets/assets	4.84%	8.04%	6.63%	2.50%	2.59%
Non-performing loans/total loans	4.38%	7.95%	6.59%	1.51%	1.98%
Allowance for loan losses/gross loans held for investment	1.78%	2.84%	3.03%	2.02%	1.55%
Provision for credit losses/gross loans held for investment	5.25%	2.02%	3.56%	1.08%	0.54%

Capital Ratios and Other Data
Equity to assets ratio	10.55%	11.26%	9.97%	10.39%	10.03%
Average equity/average assets	11.65%	10.45%	10.70%	10.17%	9.72%
Loans serviced for others	$313,823	$319,363	$318,218	$289,324	$255,510
Full-service banking offices	26	26	28	28	28

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

Recognized Subsequent Event. See “Part I, Item 1. Business–Recognized Subsequent Event” above for disclosure regarding a two-tiered Disposition Plan to significantly reduce the level of problem assets through the bulk sale of troubled loans and disposition of OREO properties.

Management and the Board of Directors (the “Board”) recognize that the loss generated from this Disposition Plan represents a significant use of capital. After careful consideration of the financial ramifications, the Board concluded the benefits derived from the improved asset quality position achieved from an accelerated disposition plan, outweighed the initial impacts of the transaction on the Bank. A portion of these losses embedded in the Bank’s balance sheet would have been realized in future periods, as these problem assets were subsequently resolved. Due to its strong capital levels prior to this transaction, the Bank will be able to execute the Disposition Plan of these problem assets without a simultaneous capital raise. After the bulk asset sales are completed, the Bank will remain well capitalized. In addition, with the uncertainty associated with a high level of adversely classified assets having been removed, management can shift its core focus from credit resolution and asset disposition to franchise growth and the pursuit of future business opportunities. Management and the Board believe this shift in focus, coupled with improved solid core earnings potential, should lead to greater shareholder value.

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

The levels of cash and cash equivalents depend on the Bank's operating, financing, lending and investing activities during any given period. Cash and cash equivalents declined to $12.4 million at December 31, 2012, from $32.8 million at December 31, 2011. The Bank has other sources of liquidity if a need for additional funds arises. Investment securities available for sale, consisting primarily of mortgage-backed securities and municipal securities, increased to $164.8 million at December 31, 2012, from $138.5 million at December 31, 2011. During the years ended December 31, 2012 and 2011, the Bank sold and exchanged real estate loans totaling $70.6 million and $60.9 million, respectively.

Borrowings consisting of FHLB advances and junior subordinated debentures increased to $26.8 million at December 31, 2012, from $12.4 million at December 31, 2011.

The Bank has pledged its FHLB Atlanta stock and certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 20% of the Bank’s total assets. The Bank had $126.8 million of remaining credit availability with the FHLB at December 31, 2012, compared to $153.1 million at December 31, 2011. At December 31, 2012, the Bank had lendable collateral value with the FHLB totaling $63.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at December 31, 2012, the Bank had available contingency funding sources of $45.0 million of pre-approved but unused lines of credit. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Junior subordinated debentures totaled $10.3 million at December 31, 2012 and 2011, respectively. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. They have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company, and for the Bank, as the Company invested the proceeds in the Bank as additional paid-in capital. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 21 of the Notes to Consolidated Financial Statements for additional information. As described in Part I, “Item 1. Business – Depository Institution Regulation – Capital Requirements,” in June 2012, the federal bank regulatory agencies jointly issued proposed rules to implement the capital reforms of the Basel III framework. These proposed regulatory capital guidelines would phase out the Tier 1 capital treatment of trust preferred securities for institutions with less than $15 billion in total assets over a ten-year period, beginning in 2013, until they are fully phased out in 2022. The bank regulatory agencies have delayed implementation of these proposed rules. At this time, it is not clear when, or in what form, these proposed rules will be implemented.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's total regulatory capital was $80.2 million at December 31, 2012, compared to $81.6 million at December 31, 2011. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%, and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier 1 capital. The Bank is also subject to the capital requirements of North Carolina banking law, as described in Part I, “Item 1. Business – Depository Institution Regulation – North Carolina Capital Requirements and Regulatory Action.” The Bank was in compliance with all regulatory capital requirements at December 31, 2012 and 2011. See Note 13 of the Notes to Consolidated Financial Statements for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2012 and 2011.

Stockholders' equity declined to $74.7 million at December 31, 2012, from $84.1 million at December 31, 2011, reflecting the net of an $11.0 million operating loss for fiscal 2012, and a $1.5 million increase in accumulated other comprehensive income. There were 9,751,271 shares of common stock outstanding at both December 31, 2012 and 2011, respectively, net of 1,502,951 treasury shares.

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

EVE represents the economic value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The interest rate sensitivity analysis assesses the potential loss in risk sensitive instruments in the event of sudden and sustained 1% to 4% increases and decreases in market interest rates. With the Federal Reserve’s current policy of continuing to hold interest rates at lower levels, it is not foreseeable that interest rates can decline below zero if downward rate environment assumptions were run. Any data produced by these assumptions would not be reliable. Therefore, Table 1 below does not reflect downward rate interest rates projections. The Board has adopted an interest rate risk management policy that establishes maximum decreases in EVE of 15%, 20%, 25% and 35%, and maximum increases in net interest income of 5%, 10%, 15% and 20%, in the event of sudden and sustained 1% to 4% increases in market interest rates.

Table 1 below presents a static simulation projection of changes in EVE and net interest income, before provision for credit losses (“PCL”), only in the event of sudden and sustained increases in market interest rates for the various rate shock levels at December 31, 2012. Loan data used in the December 31, 2012 static simulation projection was based on balances before the Disposition Plan. At December 31, 2012, the Bank's estimated changes in EVE and net interest income were within the Board established target limits. The Bank uses IPS-Sendero modeling software in the preparation of its interest rate risk simulation projections.

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income Before PCL
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$72,976	$(34,002)	(31.8)%	$30,341	$1,373	4.7%
+ 300 bp	84,484	(22,494)	(21.0)	29,915	947	3.3
+ 200 bp	96,052	(10,976)	(10.2)	29,442	474	1.6
+ 100 bp	104,139	(2,839)	(2.7)	29,050	82	0.3
Base	106,978	-	-	28,968	-	-

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

Interest rate risk and trends, liquidity and capital ratio requirements are reported to the Board on a regular basis. The Board reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board with respect to the Bank's asset and liability goals and strategies.

A primary component in managing interest rate risk is based on the volume of interest sensitive assets such as loans and leases held for investment. Loans and leases held for investment declined to $441.8 million at December 31, 2012, from $534.0 million at December 31, 2011. The Bank also had $44.7 million of loans held for sale at December 31, 2012, compared to $6.4 million at December 31, 2011. Depending on conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of investment securities, all securities are held as available for sale, allowing the Bank to sell a security in a timely manner should an immediate liquidity need arise. Investment securities classified as available for sale increased to $164.8 million at December 31, 2012, from $138.5 million at December 31, 2011.

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

Rate/Volume Analysis. Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume on average interest-earning assets and average interest-bearing liabilities. Table 2 below represents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of average interest-earning asset and average interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (percentage change in rate multiplied by old volume); (iii) changes in rate-volume (percentage changes in rate multiplied by changes in volume); and (iv) net change (total of the previous columns).

Table 2 – Rate/Volume Analysis	Year Ended December 31,				Year Ended December 31,
	2012 vs. 2011				2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate Volume	Total	Volume	Rate	Rate Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(3,923)	$(2,026)	$231	$(5,718)	$(4,000)	$(470)	$48	$(4,422)
Investments and deposits	1,078	(414)	(91)	573	1,036	(139)	(43)	854
Total earning assets	(2,845)	(2,440)	140	(5,145)	(2,964)	(609)	5	(3,568)

Interest expense:
Deposits	(592)	(2,477)	204	(2,865)	(270)	(869)	28	(1,111)
Borrowings	10	(24)	(7)	(21)	(355)	70	(66)	(351)
Junior subordinated debentures	-	30	-	30	(10)	9	-	(1)
Total interest-bearing liabilities	(582)	(2,471)	197	(2,856)	(635)	(790)	(38)	(1,463)
Change in net interest income	$(2,263)	$31	$(57)	$(2,289)	$(2,329)	$181	$43	$(2,105)

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

Table 3 below contains information relating to the Company's average Statements of Financial Condition and Statements of Operations for the years ended December 31, 2012, 2011, and 2010, reflecting the yield on average earning assets and the average cost of funds for the periods indicated. Average balances are derived from month end balances. The Company does not believe that using month end balances rather than average daily balances has caused any material difference in the information presented. The average loans receivable balances listed in interest earning assets do not include nonaccrual loan balances. Tax equivalent yields related to certain investment securities are exempt from federal income tax is stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income.

The decline in net interest income results primarily from the decline in market interest rates and the decline in the volume of average earning assets. The decline in market interest rates has been significantly influenced by the Federal Reserve’s current policy of holding interest rates at record low levels in efforts to stimulate current economic conditions. The decline in the volume of average earning assets has been influenced by a slowdown in loan originations during the current economic cycle, and the volume of nonperforming assets.

Table 3 – Yield/Cost Analysis	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$496,800	$28,704	5.78%	$560,702	$34,422	6.14%	$625,065	$38,844	6.21%
Investments and deposits	170,279	5,454	3.31 (2)	139,479	4,881	3.50	113,009	4,027	3.56
Total earning assets	667,079	34,158	5.15 (2)	700,181	39,303	5.61	738,074	42,871	5.81

Nonearning assets	65,012			79,188			73,668
Total assets	$732,091			$779,369			$811,742

Interest bearing liabilities:
Deposits	$530,121	4,325	0.82	$577,670	7,190	1.24	$597,068	8,301	1.39
Borrowings	3,865	11	0.28	2,953	32	1.08	15,777	384	2.43
Junior subordinated debentures	10,310	364	3.53	10,310	334	3.24	10,310	334	3.24
Total interest bearing liabilities	544,296	4,700	0.86	590,933	7,556	1.28	623,155	9,019	1.45
Noninterest bearing demand deposits	95,411	0	0.00	99,752	0	0.00	94,700	0	0.00
Total sources of funds	639,707	4,700	0.73	690,685	7,556	1.09	717,855	9,019	1.26

Other liabilities	7,089			7,226			7,035
Stockholders’ equity	85,295			81,458			86,852
Total liabilities and equity	$732,091			$779,369			$811,742

Net interest income		$29,458			$31,747			$33,852

Interest rate spread (2)(3)			4.42%			4.52%			4.55%
Net yield on earning assets (2)(4)			4.44%			4.53%			4.59%
Ratio of earning assets to interest bearing liabilities			122.56%			118.49%			118.44%

1.	Does not include nonaccrual loan balances, except for those loans for which payments are being made and some interest is recorded on a cash basis.
2.	Shown as a tax-adjusted yield.
3.	Represents the difference between the average yield on earning assets and the average cost of funds.
4.	Represents net interest income divided by average earning assets.

Results of Operations

See “Part I, Item 1. Business–Recognized Subsequent Event” above for additional information regarding the impact of the Disposition Plan on the results of operations for the year ended December 31, 2012.

Comparison of Financial Condition at December 31, 2012 and 2011.

Total assets declined to $707.7 million at December 31, 2012, from $746.9 million at December 31, 2011. Average earning assets declined to $667.1 million for 2012, from $700.2 million for 2011, reflecting a net decline in the volume of the loans and leases held for investment, and somewhat offset by an increase in investment securities and loans held for sale. The ratio of earning assets to total assets increased to 91.5% at December 31, 2012, from 91.2% at December 31, 2011.

Investment securities available for sale increased to $164.8 million at December 31, 2012, from $138.5 million at December 31, 2011. During 2012, this was due to $38.3 million of purchases, $32.7 million of sales, $23.6 million of principal repayments, $41.0 million of securitizations, $2.1 million increase in unrealized holding gains, $288,000 of net accretion of premiums and discounts, and $1.5 million of gains on sale. The Bank sells investment securities and securitizes mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to provide liquidity. During 2012, the Bank implemented a strategy to diversify its investment portfolio through the purchase of tax-exempt municipal securities. At December 31, 2012, the municipal securities portfolio totaled $24.6 million, compared to none at December 31, 2011. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for additional information.

Loans held for sale increased to $44.7 million at December 31, 2012, from $6.4 million at December 31, 2011, reflecting the net of originations, sales, net realized gains, securitizations into mortgage-backed securities and transfers from loans held for investment. During the year ended December 31, 2012, there were $82.0 million of net originations, $29.5 million of sales, $2.4 million of net realized gains, $41.0 million of securitizations, and in conjunction with the Disposition Plan, $24.4 million of loans previously held for investment were reclassified as held for sale. The Bank also sells selected mortgage loans in the secondary mortgage market in order to reduce its exposure to interest rate and credit risk, while retaining servicing rights to generate additional fee income. Loans serviced for others declined to $313.8 million at December 31, 2012, from $319.4 million at December 31, 2011.

Loans and leases receivable held for investment, net of the allowance for loan and lease losses and deferred loan fees, declined to $434.0 million at December 31, 2012, from $518.8 million at December 31, 2011, reflecting the net of principal repayments and write downs, net of originations, net charge offs, transfers to OREO; and transfers to loans held for sale. During 2012, there were $26.2 million of principal payments and write downs, net of originations, $23.3 million of provisions for credit losses, $10.9 million of transfers to OREO and $24.4 million of transfers to loans held for sale pursuant to the Disposition Plan. The Bank originates both fixed and adjustable rate secured and unsecured loans held for investment. Adjustable rate loans provide shorter terms to maturity and the ability to better manage exposure to market and interest rate risk due to changes in interest rates. The Bank continues to limit the origination of new acquisition and development loans, lot loans or land loans. After successfully reducing its acquisition, development and construction (ADC) concentration, the Bank has resumed originating speculative and pre-sold construction loans on 1 to 4 family residential properties in select markets within its primary market area.

Total loans held for investment on nonaccrual status declined to $4.4 million at December 31, 2012, from $43.0 million at December 31, 2011, reflecting management’s efforts to resolve the Bank’s problem loans during 2012. As a result of the Disposition Plan, the level of nonaccrual loans declined by $29.2 million at December 31, 2012. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for credit losses. Aside from the loans identified on nonaccrual status, there were no loans at December 31, 2012, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. The ratio of nonaccrual loans to total loans declined to 4.4% at December 31, 2012, from 8.0% at December 31, 2011.

Based on an impairment analysis of the loan and lease portfolio, there were $37.5 million of loans classified as impaired at December 31, 2012, net of $1.8 million in write-downs, compared to $78.9 million classified as impaired at December 31, 2011, net of $13.4 million in write-downs. As a result of the Disposition Plan, the level of impaired loans declined by $41.3 million at December 31, 2012. At December 31, 2012 and December 31, 2011, the allowance for loan and lease losses included $460,000 and $1.6 million specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Part I, Item 1. Business–Recognized Subsequent Event”, Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements, and Provision for Credit Losses and Allowance for Credit Losses below for additional information.

Other real estate owned acquired from foreclosures declined to $12.9 million at December 31, 2012, from $17.0 million at December 31, 2011, reflecting the net of additions, disposals and fair value adjustments. During 2012 there were $10.9 million of additions, $7.2 million of disposals, and $7.8 million of fair value adjustment, including a $5.2 million valuation write-down taken at December 31, 2012, as a result of the Disposition Plan. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See Part I, “Item 1. Business–Recognized Subsequent Event” and Notes 1, 6 and 18 of the Notes to Consolidated Financial Statements for additional information.

Goodwill related to prior period acquisitions was $4.2 million at December 31, 2012 and 2011, respectively, and is not amortized according to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2012 or December 31, 2011.

Total deposits declined to $600.9 million at December 31, 2012, from $642.6 million at December 31, 2011. Demand accounts (personal and business checking accounts and money market accounts) increased to $274.7 million at December 31, 2012, from $243.7 million at December 31, 2011. Time deposits declined to $295.7 million at December 31, 2012, from $369.9 million at December 31, 2011. Savings accounts increased to $30.6 million at December 31, 2012, from $29.0 million at December 31, 2011. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing certificates of deposits in relationship to current funding needs and market interest rates. The Bank did not renew certain higher rate maturing time deposits during the year ended December 31, 2012 and was able to reprice new and maturing time deposits at lower rates. See Note 8 of the Notes to Consolidated Financial Statements and Interest Expense below for additional information regarding deposits and the cost of funds.

Total borrowings increased to $26.8 million at December 31, 2012, from $12.4 million at December 31, 2011. FHLB advances increased to $16.5 million at December 31, 2012, from none at December 31, 2011. The Bank uses lower costing FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds. Junior subordinated debentures were $10.3 million at both December 31, 2012 and 2011. Retail repurchase agreements representing funds held in cash management accounts for commercial banking customers, declined to none at December 31, 2012, from $2.1 million at December 31, 2011. The Bank discontinued the retail repurchase agreement program effective November 1, 2012, and subsequently, will sweep commercial banking customers’ excess cash funds into an interest bearing deposit account.

Stockholders' equity declined to $74.7 million at December 31, 2012, from $84.1 million at December 31, 2011, reflecting the net of an $11.0 million operating loss for fiscal 2012, and a $1.5 million increase in accumulated other comprehensive income. The Company’s tangible equity to assets ratio declined to 10.0% at December 31, 2012, from 10.7% at December 31, 2011. There were 9,751,271 common shares outstanding at December 31, 2012 and December 31, 2011, respectively. Tangible book value per common share declined to $7.09 at December 31, 2012, from $8.06 at December 31, 2011. Accumulated other comprehensive income increased to $5.2 million at December 31, 2012, from $3.7 million at December 31, 2011, reflecting an increase in unrealized gains on available for sale securities, net of deferred income taxes.

The Company paid no quarterly cash dividends in 2012 or 2011. In order to preserve the Bank’s capital, the Company suspended quarterly cash dividend payments in December 2010. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs and economic conditions.

The Company did not purchase any shares of its common stock during 2012 or 2011. Shares previously purchased are held as treasury stock, at cost. Treasury shares were 1,502,951 totaling $32.0 million at both December 31, 2012 and 2011. Treasury shares are intended to be used for general corporate purposes including the future exercise of stock options and providing shares for potential future stock splits. Additionally, no shares were issued from the exercise of stock options during 2012 or 2011.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011.

General. The Company reported a net operating loss of $11.0 million for 2012, compared to net income of $1.6 million for 2011. The net loss per diluted common share was $1.13 per share for 2012, compared to net income per diluted common share of $0.16 per share for 2011. Excluding the effects of the Disposition Plan, net income for 2012 would have been $3.0 million, or $0.31 per diluted common share. See Part I, “Item 1. Business–Recognized Subsequent Event” for additional information.

In addition to the Disposition Plan, net earnings for 2012 and 2011 were influenced by the amount of provisions for credit losses necessary to maintain the allowance for loan and lease losses at an adequate level; a decline in the volume of average earning assets; and expenses attributable to other real estate owned properties; while being partially offset by a reduction in interest expense and gains on mortgage loan and investment securities sales. The economic environment has presented a challenging credit management issue for the Bank and for some of its customers. As the Bank addressed and managed through these challenges, it has remained focused on long-term strategies. These strategies include maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. Subsequent to the Disposition Plan, the Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, and combined with the level of the allowance for credit losses, provides the Bank with a strong foundation from which to grow as economic conditions improve.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. These key ratios were negatively impacted by the execution of the Disposition Plan. For 2012, ROA and ROE declined to (1.50)% and (12.87)%, respectively, from ROA and ROE of 0.20% and 1.91%, respectively, achieved for 2011. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) increased to 87.3% for 2012, from 67.8% for 2011. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses, that increased during the reporting periods primarily due to increased OREO valuation adjustments. Excluding the effects of the Disposition Plan, ROA, ROE and the efficiency ratio for 2012 would have been 0.41%, 3.52% and 73.6%, respectively.

Interest Income. Interest income declined to $34.2 million for 2012, from $39.3 million for 2011. The reduction in the amount of interest income is due primarily to lower interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $667.1 million for 2012, from $700.2 million for 2011. The reduction in average interest-earning assets reflects the net effect of the combined decrease in loans and leases receivable; sales and principal payments on investment securities, net of purchases; and the volume of other real estate owned and non-performing loans. The tax equivalent yield on average interest-earning assets declined to 5.15% for 2012, from 5.61% for 2011.

Interest Expense. Interest expense declined to $4.7 million for 2012, from $7.6 million for 2011, reflecting declines in interest rates paid for funds and the volume of average interest-bearing liabilities. Average interest-bearing liabilities declined to $544.3 million for 2012, from $590.9 million for 2011. The average balance of noninterest-bearing demand deposits declined to $95.4 million for 2012, from $99.8 million for 2011. The average cost of funds, including noninterest-bearing deposits, declined to 0.73% for 2012, from 1.09% for 2011. The Bank was able to improve its funding cost through a combination of lower costing borrowings and demand accounts, and pricing new time deposits and repricing of maturing time deposits at lower interest rates.

Net Interest Income. Net interest income declined to $29.5 million for 2012, from $31.7 million for 2011. The decline in net interest income during 2012 was influenced by lower interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. The interest rate spread (the difference between the tax equivalent yield on average interest-earning assets and the average cost of funds) declined marginally to 4.42% for 2012, from 4.53% for 2011. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank recorded $23.3 million of provisions for credit losses in 2012, including $17.2 million associated with the Disposition Plan, compared to $10.8 million in 2011. Credit loss provisions are necessary to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. See Part I, “Item 1. Business–Recognized Subsequent Event”, “Item 1. Business-Lending Activities-Allowance for Credit Losses”, Notes 1 and 4 of the Notes to Consolidated Financial Statements and Allowance for Credit Losses below for additional information.

Allowance for Credit Losses. The Bank maintains allowances for loan and lease losses held for investment and for unfunded loan commitments (collectively the “allowance for credit losses”), at levels management believes are adequate to absorb probable losses inherent in loans and leases held for investment and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the allowance for credit losses, that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the allowance for credit losses.

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the allowance for credit losses. Factors supporting the allowance do not diminish the fact that the entire allowance for credit losses is available to absorb probable losses in loans and leases held for investment and in unfunded loan commitments. The Bank’s principal focus is on the adequacy of the total allowance for credit losses. Based on the overall credit quality of loans and leases held for investment, management believes the Bank has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment. Management reassesses the information upon which it bases the allowance for credit losses quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in loans and leases, changes in economic conditions and other factors will not require additional adjustments to the allowance.

The allowance for credit losses was $8.1 million at December 31, 2012, compared to $15.4 million December 31, 2011, reflecting the net of provisions for credit losses and net charge offs. During 2012, there were $23.3 million of provisions for credit losses and $30.6 million of net charge offs. The ratio of the allowance for credit losses to loans and leases held for investment was 1.78% at December 31, 2012, compared to 2.84% at December 31, 2011. See Part I, “Item 1. Business–Recognized Subsequent Event”, “Item 1. Business-Lending Activities-Allowance for Credit Losses” and Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

Noninterest Income. Noninterest income increased to $11.3 million for 2012, from $9.4 million for 2011. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income. The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected were $6.8 million for both 2012 and 2011. Fees, service charges and loan servicing fees earned during each period are influenced by the volume of loans receivable and deposits outstanding, the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains on sales of mortgage loans held for sale increased to $2.4 million for 2012, from $864,000 for 2011. The Bank may sell fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. The Bank sold $29.5 million of loans held for sale in 2012, compared to $23.7 million sold in 2011. The Bank also securitized $41.0 million of mortgage loans held for into available for sale mortgage-backed securities in 2012, compared to $37.2 million of securitizations during 2011.

Gains from sales of investment securities available for sale increased to $1.5 million for 2012, from $519,000 for 2011. Proceeds from the sales of mortgage loans and investment securities provide additional liquidity to support the Bank’s operating, financing and lending activities. The Bank sold $32.7 million of investment securities available for sale in 2012, compared to $11.9 million sold in 2011.

In its efforts of disposing of nonperforming assets, the Bank recorded net losses on sales of other real estate owned properties of $529,000 for 2012, compared to $68,000 of net losses recorded for 2011. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Noninterest Expenses. Noninterest expense increased to $35.6 million for 2012, including $5.2 million of additional valuation adjustments to OREO properties resulting from the Disposition Plan, compared to $28.0 million for 2011. Compensation and fringe benefits, the largest component of noninterest expense, increased to $15.7 million for 2012, from $14.9 million for 2011. The increase during 2012, results primarily from accelerating the accrual of lump-sum retirement benefits payable to the former CEO upon his retirement at the end of August 2012. In 2012, the Bank accrued $1.5 million for his lump-sum retirement benefits payable, compared to $149,000 accrued in 2011.

FDIC insurance premiums declined to $987,000 for 2012, from $1.2 million for 2011, reflecting the decline in the volume of insured deposit account balances, and changes in the FDIC’s deposit insurance assessment calculation. The FDIC changed their deposit insurance assessment calculation during 2011, to be based on assets and Tier 1 capital rather than deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes paid for the current volume of OREO properties increased to $8.8 million for 2012, including $5.2 million of additional valuation adjustments to OREO properties resulting from the Disposition Plan, from $2.0 million for 2011. See “Part I, Item 1. Business–Recognized Subsequent Event” and Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information.

Data processing costs declined to $1.9 million for 2012, from $2.6 million for 2011, reflecting favorable initial pricing from a core data processing system upgrade completed during 2012. Upon the expiration of these pricing concessions, data processing expenses are anticipated to approximate previously reported amounts. Other noninterest expenses including premises and equipment, advertising, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., remained relatively consistent during the respective reporting periods.

Income Taxes. The Company recorded a $7.1 million income tax benefit for 2012, compared to $848,000 of income tax expense for 2011, reflecting the tax benefits associated with the Disposition Plan. The pretax operating loss was $18.1 million for 2012, compared to pretax income of $2.4 million for 2011. Changes in the amount of income tax expense or benefit reflect changes in pretax income or loss, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax benefit rate for 2012 was 39.4%, compared to an effective income tax expense rate of 35.3% for 2011. See Notes 1 and 12 of the Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010.

General. The Company reported net income of $1.6 million for 2011, compared to a net operating loss of $2.4 million for 2010. The net income per diluted common share was $0.16 per share for 2011, compared to net loss per diluted common share of $0.24 per share for 2010.

The increase in pretax earnings during 2011 was influenced by an $11.3 million reduction in the amount of provisions for credit losses required to replenish net charge-offs, an $854,000 increase in earnings on investments, and a $1.5 million reduction in interest funding expense, between the respective reporting periods. These increases were partially offset by a $4.4 million decline in interest income on loans, a $1.4 million decline in non-interest income and a $1.2 increase in non-interest expenses, as further discussed below.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA increased to 0.20% for 2011, from (0.29)% for 2010; while ROE increased to 1.91% for 2011, from (2.74)% for 2010. These ratios were negatively impacted in 2010 based on the reported net operating loss. The efficiency ratio increased to 67.8% for 2011, from 59.7% for 2010. The efficiency ratio increased during the reporting periods primarily due to costs associated with other real estate owned.

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

Net Interest Income. Net interest income declined to $31.7 million for 2011, from $33.9 million for 2010. The decline in net interest income during 2011 is primarily attributable to lower market interest rates and greater decline in the volume of interest-earning assets than in interest-bearing liabilities. The net yield on interest-earning assets declined marginally to 4.5% for 2011, from 4.6% for 2010. The interest rate spread also declined marginally to 4.5% for 2011, from 4.6% for 2010.

Provision for Credit Losses. The Bank provided $10.8 million for credit losses in 2011, compared to $22.2 million provided in 2010. Credit loss provisions are necessary to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio.

Allowance for Credit Losses. The Bank maintains the allowance for credit losses at levels it believes are adequate to absorb probable losses inherent in the loan and lease portfolio and in unfunded loan commitments. The allowance for credit losses was $15.4 million at December 31, 2011, compared to $19.1 million at December 31, 2010. The ratio of the allowance for credit losses to loans and leases held for investment was 2.9% at December 31, 2011, compared to 3.1% at December 31, 2010, which management believes is appropriate.

Noninterest Income. Noninterest income declined to $9.4 million for 2011, from $10.8 million for 2010. During 2011 and 2010, the Bank strived to maintain a consistent level of revenue across loan and deposit service offerings. Fees, service charges and loan servicing fees declined to $6.8 million for 2011, from $7.6 million for 2010. Fees, service charges and loan servicing fees are influenced by the volume of loans receivable and deposits outstanding, the volume of various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains from mortgage loan sales were $864,000 for 2011, compared $1.2 million for 2010. Proceeds from the sale of loans held for sale was $23.7 million in 2011, compared to $39.1 million sold in 2010. Gains from the sale of securities available for sale declined to $519,000 for 2011, from $1.7 million for 2010. The Bank sold $11.9 million of securities available for sale during 2011, compared to $37.8 million sold during 2010. The Bank recorded net losses from the sales of other real estate owned of $68,000 for 2011, compared to $523,000 for 2010. The Bank sold $5.7 million of other real estate owned during 2011, compared to $12.6 million sold during 2010.

Noninterest Expenses. Noninterest expenses increased to $28.0 million for 2011, from $26.7 million for 2010. The largest component of these expenses, compensation and fringe benefits, declined to $14.9 million in 2011, from $15.6 million in 2010. Full-time equivalent employees declined to 251 at December 31, 2011, from 281 at December 31, 2010, reflecting management’s efforts of controlling human resources costs, while simultaneously maintaining sufficient staffing levels necessary to support retail customer service, credit administration and banking operations.

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

Income Taxes. The Company recorded income tax expense of $848,000 for 2011, compared to a $1.8 million income tax benefit for 2010. Pretax income increased to $2.4 million for 2011, from a pretax operating loss of $4.2 million for 2010. Changes in the amount of income tax expense or benefit reflect changes in pretax income or loss, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax expense rate for 2011 was 35.3%, compared to an effective income tax benefit rate of 43.1% for 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required for a Smaller Reporting Company

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011, and 2010

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statements of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. First South Bancorp, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2012 and 2011 and the results of their operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First South Bancorp, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2013 expressed an unqualified opinion.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 29, 2013

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2012 and 2011

	2012	2011

ASSETS
Cash and due from banks	$8,983,819	$14,298,146
Interest-bearing deposits with banks	3,382,570	18,476,173
Investment securities available for sale, at fair value	164,838,012	138,515,210
Loans held for sale:
Mortgage loans	20,287,343	6,435,983
Other loans	24,438,107	-
Total loans held for sale	44,725,450	6,435,983

Loans and leases held for investment	441,847,019	533,960,226
Allowance for loan and lease losses	(7,860,195)	(15,194,014)
Net loans and leases held for investment	433,986,824	518,766,212

Premises and equipment, net	12,233,153	11,679,430
Other real estate owned	12,892,519	17,004,874
Federal Home Loan Bank of Atlanta stock, at cost	1,859,200	1,886,900
Accrued interest receivable	2,408,979	2,210,314
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,261,355	1,237,161
Identifiable intangible assets	39,300	70,740
Income tax receivable	10,785,272	2,194,677
Prepaid expenses and other assets	6,098,423	9,946,459

Total assets	$707,713,452	$746,940,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$274,662,867	$243,719,526
Savings	30,570,259	28,988,522
Large denomination certificates of deposit	148,838,963	195,429,182
Other time	146,828,942	174,479,477

Total deposits	600,901,031	642,616,707

Borrowed money	16,500,000	2,096,189
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,349,368	7,804,687

Total liabilities	633,060,399	662,827,583

Commitments and contingencies (Note 16)

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,811,804	35,815,098
Retained earnings, substantially restricted	65,532,960	76,510,081
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income, net	5,178,045	3,657,849

Total stockholders' equity	74,653,053	84,113,272

Total liabilities and stockholders' equity	$707,713,452	$746,940,855

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Interest income
Interest and fees on loans	$28,704,454	$34,422,548	$38,843,771
Interest and dividends on investments and deposits	5,453,520	4,880,827	4,027,268

Total interest income	34,157,974	39,303,375	42,871,039

Interest expense
Interest on deposits	4,325,497	7,189,999	8,301,551
Interest on borrowings	10,997	31,965	384,161
Interest on junior subordinated debentures	363,754	334,219	333,689

Total interest expense	4,700,248	7,556,183	9,019,401

Net interest income before provision for credit losses	29,457,726	31,747,192	33,851,638
Provision for credit losses	23,251,647	10,812,754	22,151,787

Net interest income	6,206,079	20,934,438	11,699,851

Non-interest income
Fees and service charges	5,974,134	6,067,185	6,864,083
Loan servicing fees	832,443	781,881	747,387
Loss on sale of other real estate owned, net	(528,521)	(68,365)	(523,173)
Gain on sale of mortgage loans	2,400,614	864,233	1,155,690
Gain on sale of investment securities	1,546,883	518,614	1,684,859
Other income	1,027,078	1,256,477	915,022

Total non-interest income	11,252,631	9,420,025	10,843,868

Non-interest expenses
Compensation and fringe benefits	15,733,835	14,946,438	15,583,817
Federal insurance premiums	987,139	1,233,377	1,158,544
Premises and equipment	2,004,524	1,703,121	1,741,462
Advertising	211,524	181,121	148,380
Payroll and other taxes	1,398,906	1,392,526	1,392,624
Data processing	1,878,517	2,558,390	2,576,386
Amortization of intangible assets	456,576	542,698	493,785
Other real estate owned expense	8,783,427	2,040,741	533,512
Other expense	4,118,682	3,354,936	3,096,324

Total non-interest expenses	35,573,130	27,953,348	26,724,834

Income (loss) before income taxes	(18,114,420)	2,401,115	(4,181,115)
Income tax expense (benefit)	(7,137,299)	847,806	(1,801,319)

NET INCOME (LOSS)	$(10,977,121)	$1,553,309	$(2,379,796)

Net income (loss) per common share
Basic	$(1.13)	$0.16	$(0.24)
Diluted	$(1.13)	$0.16	$(0.24)

Average basic common shares outstanding	9,751,271	9,751,271	9,744,870
Average diluted common shares outstanding	9,751,271	9,751,271	9,745,047

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net income (loss)	$(10,977,121)	$1,553,309	$(2,379,796)

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	3,627,808	5,574,627	2,194,487
Tax effect	(1,157,052)	(2,228,693)	(850,816)
Unrealized holding gains on securities available-for-sale, net of tax amount	2,470,756	3,345,934	1,343,671
Reclassification adjustment for realized gains	(1,546,883)	(518,614)	(1,684,859)
Tax effect	596,323	199,927	649,513
Reclassification adjustment for realized gains, net of tax amount	(950,560)	(318,687)	(1,035,346)
Other comprehensive income, net of tax amount	1,520,196	3,027,247	308,325

Comprehensive income (loss)	$(9,456,925)	$4,580,556	$(2,071,471)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common stock	Additional paid-in capital	Retained earnings, substantially restricted	Treasury stock	Accumulated other comprehensive income, net	Total

Balance, December 31, 2009	$97,423	$35,841,364	$82,111,114	$(32,158,074)	$322,277	$86,214,104

Net loss	-	-	(2,379,796)	-	-	(2,379,796)
Other comprehensive income, net	-	-	-	-	308,325	308,325
Exercise of stock options	90	(131,524)	-	190,805	-	59,371
Tax benefit, stock options exercised	-	2,436	-	-	-	2,436
Stock based compensation expense	-	83,310	-	-	-	83,310
Dividends ($.49 per share)	-	-	(4,774,546)	-	-	(4,774,546)

Balance, December 31, 2010	97,513	35,795,586	74,956,772	(31,967,269)	630,602	79,513,204

Net income	-	-	1,553,309	-	-	1,553,309
Other comprehensive income, net	-	-	-	-	3,027,247	3,027,247
Stock based compensation expense	-	19,512	-	-	-	19,512

Balance, December 31, 2011	97,513	35,815,098	76,510,081	(31,967,269)	3,657,849	84,113,272

Net loss	-	-	(10,977,121)	-	-	(10,977,121)
Other comprehensive income, net	-	-	-	-	1,520,196	1,520,196
Stock based compensation benefit	-	(3,294)	-	-	-	(3,294)

Balance, December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Operating activities:
Net income (loss)	$(10,977,121)	$1,553,309	$(2,379,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	23,251,647	10,812,754	22,151,787
Depreciation	1,065,863	712,919	733,974
Amortization of intangibles	456,576	542,698	493,785
Accretion of discounts and premiums securities, net	287,743	-	-
Deferred income taxes	(7,137,299)	636,624	(3,352,686)
Gain on disposal of premises and equipment	(1,747)	(324,034)	(5,796)
Loss on sale of other real estate owned	528,521	68,365	523,173
Gain on sale of loans held for sale	(2,400,614)	(864,233)	(1,155,690)
Gain on sale of investment securities available for sale	(1,546,883)	(518,614)	(1,684,859)
Stock based compensation (income) expense	(3,294)	19,512	83,310
Originations of loans held for sale, net	(82,008,525)	(62,042,722)	(84,218,335)
Proceeds from sale of loans held for sale	29,523,215	23,709,162	39,086,569
Other operating activities	6,544,476	4,370,327	4,181,416
Net cash used in operating activities	(42,417,442)	(21,323,933)	(25,543,148)

Investing activities:
Proceeds from sale of investment securities available for sale	32,704,734	11,906,109	38,306,881
Purchases of investment securities available for sale	(38,323,007)	(23,087,178)	-
Proceeds from principal repayments of mortgage-backed securities available for sale	23,670,100	14,468,342	10,755,044
Proceeds from principal repayments of mortgage-backed securities held for investment	-	-	269,046
Originations of loans held for investment, net of principal repayments	26,182,030	57,516,432	10,970,396
Proceeds from disposal of premises and equipment	33,012	385,050	5,796
Proceeds from disposal of other real estate owned	6,677,659	5,682,747	12,558,072
Sale of FHLB stock	27,700	1,588,000	414,600
Purchase of premises and equipment	(1,650,851)	(2,539,935)	(1,356,753)
Net cash provided by investing activities	49,321,377	65,919,567	71,923,082

Financing activities:
Net increase (decrease) in deposit accounts	(41,715,676)	(46,848,007)	953,656
Net increase (decrease) in FHLB borrowings	16,500,000	(10,000,000)	(25,000,000)
Proceeds from exercise of stock options, net of tax benefit	-	-	61,807
Cash paid for dividends	-	-	(6,722,670)
Net change in repurchase agreements	(2,096,189)	593,079	(877,278)
Net cash used in financing activities	(27,311,865)	(56,254,928)	(31,584,485)

Increase (decrease) in cash and cash equivalents	(20,407,930)	(11,659,294)	14,795,449
Cash and cash equivalents, beginning of year	32,774,319	44,433,613	29,638,164
Cash and cash equivalents, end of year	$12,366,389	$32,774,319	$44,433,613

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011 and 2010

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Nature of Operations

First South Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia. First South Bank (the "Bank"), the wholly owned subsidiary of the Company, is organized and incorporated under the laws of the State of North Carolina. The Federal Reserve Board regulates the Company, and the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks regulate the Bank.

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

Investment Securities

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

Premiums and discounts on debt securities are amortized or accreted, as adjustments to interest income using the interest method over the period to maturity. Gains and losses on the sale of securities are determined using the specific identification method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans. Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures. Municipal securities are exempt from federal taxes and from most state and local taxes, especially in the state in which the bond is issued.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Loans Held for Investment and Allowance for Credit Losses

Loans held for investment are stated at the amount of unpaid principal, net of deferred origination fees, and reduced by an allowance for credit losses. Interest on loans is accrued based on the principal amount outstanding and is recognized using the interest method. Loan origination fees, as well as certain direct loan origination costs, are deferred. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans. Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration. Fees for originating loans for other financial institutions are recognized as loan fee income.

A loan is considered impaired, based on current information and events, if it is probable that scheduled payments of principal or interest due according to the contractual terms of the loan agreement is uncollectible. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at historical effective interest rates; while collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships and obtaining related data. This data includes the borrower’s loan payment status, current financial data and factors such as cash flows, operating income or loss, etc.

At December 31, 2012, there were $37.5 million of loans held for investment identified as impaired, net of $1.8 million in write-downs, compared to $78.9 million of loans identified as impaired, net of $13.4 million in write-downs at December 31, 2011. The allowance for loan losses included $460,000 and $1.6 million specifically provided for these impaired loans as of December 31, 2012 and 2011, respectively. Interest income recognized on impaired loans for the years ended December 31, 2012 and 2011 was $2.0 million and $3.9 million, respectively.

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or risks in its portfolio will not require further changes in the allowance.

Loans Held for Sale

The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. At December 31, 2012, pursuant to ASC 825, Financial Instruments, the Bank marked these mortgage loans to market. The Bank originates mortgage loans for sale that have been approved by secondary investors. The Bank issues a rate lock commitment to a borrower and concurrently “locks-in” with a secondary market investor, under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold.

Loans held for sale at December 31, 2012 and 2011 had estimated fair market values of $44,725,450 and $6,673,835, respectively. Net gains on sales of loans held for sale were $2,400,614, $864,233 and $1,155,690 for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011, and 2010, the Bank exchanged loans with principal balances of $41,034,564, $37,225,850 and $48,372,395, respectively, with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities of equal value.

Other Real Estate Owned

Real estate assets acquired through loan foreclosure are recorded as other real estate (“OREO”) owned at the lower of the estimated fair value of the property less estimated costs to sell or the carrying amount of the loan plus unpaid accrued interest at the date of foreclosure. The carrying amount is subsequently reduced by additional valuations which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. Valuation adjustments recognized during the years ended December 31, 2012, 2011 and 2010 were $7.8 million, $2.5 million and $3.2 million, respectively.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Recognized Subsequent Event

On February 21, 2013, the Bank announced a two-tiered Bulk Asset Disposition Plan (the “Disposition Plan”) to significantly reduce its level of problem assets through a bulk sale of problem loans and the disposition of OREO properties. Pursuant to guidance set forth in ASC 855, Subsequent Events, while the events of the Disposition Plan occurred after December 31, 2012, the effect of these transactions on the value of the assets impacted is being reflected in the Company’s consolidated financial statements for the year ended December 31, 2012, as a recognized subsequent event.

The Disposition Plan is segregated into two phases. First, on February 20, 2013, the Bank executed an agreement to sell problem loans with a book value of $46.9 million, resulting in a $17.6 million pre-tax charge to 2012 earnings. Second, the Bank wrote down the majority of its OREO assets in order to allow for the disposal of these problem assets in an accelerated time frame. As a result, the Company realized a $5.2 million pre-tax valuation charge to 2012 earnings.

The Bank completed the problem loan sale on February 22, 2013, and received net proceeds of $25.1 million. The OREO disposal phase of the Disposition Plan is on-going. The Bank believes the valuation adjustments taken as of December 31, 2012, against that portion of the OREO portfolio offered for sale, resulted in book values that are at levels for which the assets can be disposed of at prices that are indicative of market values.

For the year ended December 31, 2012, the Company recognized an $11.0 million net operating loss, or ($1.13) per diluted share, compared to net income of $1.6 million, or $0.16 per diluted common share, earned for the year ended December 31, 2011. Excluding the effects of the Disposition Plan, net income for the year ended December 31, 2012, would have been $3.0 million, or $0.31 per diluted common share.

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

Troubled Debt Restructurings

The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but are not limited to, any one or a combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports. Not all loan modifications constitute troubled debt restructurings (“TDRs”). Identifying whether a loan restructuring is a TDR is based upon individual facts and circumstances and requires the use of judgment on a loan-by-loan basis. The Bank must first determine if the borrower is experiencing financial difficulty. A restructuring constitutes a TDR if for economic or legal reasons related to an individual borrower’s financial condition, the Bank grants a concession to the borrower that would not otherwise be considered. A restructuring that results in only a delay in payment that is insignificant is not a concession.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Mortgage Servicing Rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair values. Servicing assets and liabilities are amortized on a straight line basis over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value. The Company recorded amortization of mortgage servicing rights of $425,136, $511,258 and $462,345 for prepayments during the years ended December 31, 2012, 2011 and 2010, respectively. There were no impairments recognized during the years ended December 31, 2012, 2011 and 2010.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 40 years for leasehold improvements and buildings, and 3 to 7 years for furniture, fixtures and equipment. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 15% of the Bank’s total assets with a cap of $26.0 million, and an activity based component of 4.5% of outstanding FHLB advances. At December 31, 2012 and 2011, the Bank owned 18,592 and 18,869 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2012.

Goodwill and Intangible Assets

Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangible assets resulting from branch offices acquired in 2004 are being amortized on a straight-line basis over 10 years. Amortization expense of $31,440 per year was recorded for each of the years ended December 31, 2012, 2011 and 2010, respectively. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Income Taxes

The Company has adopted FASB ASC 740-10, regarding uncertain income tax positions.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Company has determined that it has no uncertain income tax positions as of December 31, 2012.  Also, the Company does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Company includes interest and penalties in the financial statements as a component of income tax expense; however, no interest or penalties are included in the Company's income tax expense for the years ended December 2012, 2011 and 2010, respectively. The Company and the Bank file a consolidated federal income tax return, and separate state income tax returns. The Company's income tax returns for years ended after December 31, 2007 remain open for examination.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

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

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company incurred advertising expense totaling $211,524, $181,121 and $148,380, respectively.

Comprehensive Income (Loss)

The Company's comprehensive income (loss) includes net income (loss) and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

New Accounting Pronouncements and Changes in Accounting Principles

The following summarizes recent accounting pronouncements and their expected impact on the Company.

In July 2012, the FASB issued new guidance on Testing Indefinite-Lived Intangible Assets for Impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless it determines, based on the qualitative assessment, that it is not more likely than not that indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued new guidance on Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance addresses the diversity in practice of how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution, that includes a loss-sharing agreement (indemnification agreement). This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued new guidance on Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this guidance is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities lending transactions. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In January 2013, the FASB issued new guidance on Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this guidance is to improve reporting of reclassifications out of accumulated other comprehensive income. The guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. The guidance requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component, and present either in the income statement or notes, significant amounts reclassified by the respective line items of net income. For public entities, this guidance is effective for reporting periods beginning after December 15, 2012. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENT SECURITIES

The following is a summary of the investment securities portfolio by major category. The amortized cost and fair value of each category by contractual maturity, with gross unrealized gains and losses at December 31, 2012 and 2011, are summarized as follows:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:

Mortgage-backed securities
Available for sale, maturing in:
One to five years	$164	$2	$-	$166
Five to ten years	1,607	82	-	1,689
After ten years	130,749	7,701	43	138,407
Total	$132,520	$7,785	$43	$140,262

Municipal securities
Available for sale, maturing in:
One to five years	$-	$-	$-	$-
Five to ten years	1,625	28	-	1,653
After ten years	22,394	529	-	22,923
Total	$24,019	$557	$-	$24,576

Total investment securities	$156,539	$8,342	$43	$164,838

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:

Mortgage-backed securities
Available for sale, maturing in:
One to five years	$481	$29	$-	$510
Five to ten years	835	62	-	897
After ten years	130,981	6,127	-	137,108
Total	$132,297	$6,218	$-	$138,515

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities with a carrying value of $32,704,734, $11,906,109 and $37,799,475 were sold during the years ended December 31, 2012, 2011 and 2010, respectively. Mortgage-backed securities with an amortized cost of $2,657,183 and $5,103,314 were pledged as collateral for public deposits or repurchase agreements at December 31, 2012 and 2011, respectively.

The following is a summary of mortgage-backed securities’ gross unrealized losses, fair value and length of time the securities had been in a continuous unrealized loss position at December 31, 2012. The Company had no mortgage-backed securities with an unrealized loss position at December 31, 2011. Management of the Bank believes the unrealized losses as of December 31, 2012 represent temporary impairments related to the current interest rate environment.

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	Value	losses	value	losses
(In thousands)
Mortgage-backed securities	$3,294	$43	$-	$-	$3,294	$43

3. LOANS HELD FOR INVESTMENT

Loans held for investment at December 31, 2012 and 2011 are summarized as follows.

	2012	2011
Mortgage loans	$76,223,600	$61,804,322
Consumer loans	68,280,940	76,428,195
Commercial loans	292,665,993	389,211,447
Lease receivables	5,712,511	7,578,318
Total	442,883,044	535,022,282
Less: Allowance for loan losses	(7,860,195)	(15,194,014)
Deferred loan fees, net	(1,036,025)	(1,062,056)
Loans held for investment, net	$433,986,824	$518,766,212

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the FHLB. See Note 11 below for additional information. During the years ended December 31, 2012 and 2011, the Bank purchased participations in commercial real estate loans totaling $6,318,127 and $5,417,749, respectively.

The following table details nonaccrual loans, including TDR loans accounted for on a nonaccrual basis, segregated by class of financing receivables at the dates indicated. Prior period tables are based on historic loan classifications.

	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$-	$701	$1,549
Commercial real estate	1,100	8,670	5,553
Commercial construction	-	633	1,291
Commercial lots and raw land	1,385	9,389	4,964
Commercial and Industrial	87	61	27
Consumer real estate	77	796	438
Consumer lots and raw land	-	1,070	359
Home equity lines of credit	97	287	99
Consumer other	1	1	12
Total loans accounted for on a nonaccrual basis	2,747	21,608	14,292

TDR loans accounted for on a nonaccrual basis:
Past Due TDRs:
Residential real estate	-	414	-
Commercial real estate	1,593	3,531	4,294
Commercial construction	-	157	-
Commercial lots and raw land	-	3,357	6,616
Commercial and Industrial	12	1,509	1,497
Consumer real estate	-	202	-
Total Past Due TDRs	1,605	9,170	12,407

Current TDRs:
Residential real estate	-	-	508
Commercial real estate	83	2,802	6,237
Commercial construction	-	2,704	2,315
Commercial lots and raw land	-	6,604	5,506
Commercial and Industrial	-	35	-
Consumer lots and raw land	-	102	-
Total Current TDRs	83	12,247	14,566
Total TDR loans accounted for on a nonaccrual basis	1,688	21,417	26,937
Total non-performing loans	$4,435	$43,025	$41,265
Percentage of total loans held for investment, net	1.0%	8.3%	6.9%
Other real estate owned	$12,893	$17,005	$11,616
Total non-performing assets	$17,328	$60,030	$52,881

Cumulative interest income not recorded on loans accounted for on a nonaccrual basis was $176,277, $1,480,906, and $1,536,936, respectively, at December 31, 2012, 2011 and 2010, respectively.

3. LOANS HELD FOR INVESTMENT (Continued)

The following table sets forth information with respect to the Bank’s nonperforming assets, including TDR loans accounted for on a nonaccrual basis, segregated by historic loan classifications at the dates indicated.

	At December 31,
	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage	$247	$382
Commercial real estate	4,597	9,183
Commercial business	-	51
Consumer	994	1,111
Total nonaccrual loans	5,838	10,727
TDR Loans:
Commercial real estate	4,343	4,275
Total TDR loans	4,343	4,275
Total nonperforming loans	$10,181	$15,002
Percentage of total loans, net	1.55%	2.01%
Other real estate owned	$10,561	$7,711
Total nonperforming assets	$20,742	$22,713

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2012 and 2011, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2012
Residential real estate	$3,080	$1,205	$593	$4,878	$67,627	$72,505	$593
Residential construction	-	-	-	-	2,834	2,834	-
Residential lots and raw land	14	-	-	14	871	885	-
Commercial real estate	2,806	763	2,492	6,061	210,557	216,618	53
Commercial construction	-	-	-	-	20,495	20,495	-
Commercial lots and raw land	1,251	1,655	964	3,870	30,915	34,785	-
Commercial and Industrial	196	29	19	244	20,524	20,768	-
Lease receivables	17	-	186	203	5,509	5,712	203
Consumer real estate	352	400	31	783	18,567	19,350	31
Consumer construction	-	-	-	-	681	681	-
Consumer lots and raw land	73	-	-	73	17,176	17,249	-
Home equity lines of credit	190	19	15	224	26,430	26,654	-
Consumer other	13	-	-	13	4,334	4,347	-
Total	$7,992	$4,071	$4,300	$16,363	$426,520	$442,883	$880

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2011
Residential real estate	$2,998	$2,040	$1,626	$6,664	$51,835	$58,499	$511
Residential construction	-	-	-	-	2,483	2,483	-
Residential lots and raw land	-	-	-	-	822	822	-
Commercial real estate	5,551	2,685	5,232	13,468	260,235	273,703	206
Commercial construction	-	-	790	790	24,651	25,441	-
Commercial lots and raw land	1,075	2,555	10,140	13,770	58,615	72,385	314
Commercial and Industrial	4	534	1,514	2,052	15,631	17,683	-
Lease receivables	169	-	5	174	7,404	7,578	-
Consumer real estate	1,025	304	237	1,566	17,800	19,366	-
Consumer construction	-	-	-	-	746	746	-
Consumer lots and raw land	297	190	142	629	20,305	20,934	-
Home equity lines of credit	204	198	181	583	29,896	30,479	-
Consumer other	6	1	-	7	4,896	4,903	-
Total	$11,329	$8,507	$19,867	$39,703	$495,319	$535,022	$1,031

3. LOANS HELD FOR INVESTMENT (Continued)

The following tables present information on loans that were considered impaired as of December 31, 2012 and 2011. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2012, impaired loans included $36.8 million of impaired TDRs, compared to $22.4 million at December 31, 2011.

	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
December 31, 2012

With no related allowance recorded:
Commercial real estate	$25,703	$27,400	$-	$33,191	$1,504
Commercial construction	382	382	-	2,125	14
Commercial lots and raw land	5,963	5,963	-	13,894	262
Commercial and Industrial	126	126	-	1,284	6
Consumer real estate	373	373	-	584	20
Consumer lots and raw land	342	342	-	545	4
Home equity lines of credit	38	38	-	154	2
Consumer other	73	147	-	51	3
Subtotal:	33,000	34,771	-	51,828	1,815

With an allowance recorded:
Commercial real estate	1,912	1,912	35	3,420	116
Commercial lots and raw land	1,915	1,915	303	2,070	70
Consumer real estate	69	69	12	162	4
Consumer lots and raw land	582	582	110	632	28
Consumer other	47	47	-	71	2
Subtotal:	4,525	4,525	460	6,355	220

Totals:
Commercial	36,001	37,698	338	55,984	1,972
Consumer	1,524	1,598	122	2,199	63
Grand Total:	$37,525	$39,296	$460	$58,183	$2,035

	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
December 31, 2011

With no related allowance recorded:
Commercial real estate	$40,680	$45,137	$-	$44,267	$2,254
Commercial construction	3,868	4,159	-	4,008	121
Commercial lots and raw land	21,825	28,884	-	25,876	923
Commercial and Industrial	2,441	3,147	-	2,630	96
Consumer real estate	796	796	-	802	44
Consumer lots and raw land	747	1,457	-	914	49
Home equity lines of credit	270	270	-	271	14
Consumer other	29	214	-	37	7
Subtotal:	70,656	84,064	-	78,805	3,508

With an allowance recorded:
Commercial real estate	4,928	4,928	495	4,986	272
Commercial lots and raw land	2,224	2,224	665	2,224	56
Commercial and Industrial	50	50	-	50	2
Consumer real estate	255	255	112	257	7
Consumer lots and raw land	682	682	338	690	40
Consumer other	95	95	1	95	2
Subtotal:	8,234	8,234	1,611	8,302	379

Totals:
Commercial	76,016	88,529	1,159	84,041	3,724
Consumer	2,874	3,769	452	3,066	163
Grand Total:	$78,890	$92,298	$1,611	$87,107	$3,887

3. LOANS HELD FOR INVESTMENT (Continued)

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

3. LOANS HELD FOR INVESTMENT (Continued)

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Mortgage loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by their sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following tables present information on risk ratings of the commercial and consumer held for investment loan portfolios, segregated by loan class as of December 31, 2012 and 2011, respectively:

December 31, 2012
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,752	-	129	900
3-Average	23,274	2,946	966	3,793
4-Acceptable	133,925	14,371	15,740	13,015
5-Watch	34,721	2,710	8,452	2,822
6-Special Mention	11,623	-	4,261	69
7-Substandard	11,323	468	5,237	169
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$216,618	$20,495	$34,785	$20,768

3. LOANS HELD FOR INVESTMENT (Continued)

December 31, 2012
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Unsecured
			(In thousands)
Pass	$18,171	$681	$14,883	$26,267	$4,178
6-Special Mention	849	-	2,281	282	40
7-Substandard	330	-	85	105	129
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,350	$681	$17,249	$26,654	$4,347

December 31, 2012
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)

Pass	$72,276	$2,834	$885	$5,694
6-Special Mention	229	-	-	18
7-Substandard	-	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$72,505	$2,834	$885	$5,712

December 31, 2011
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,276	-	205	626
3-Average	24,442	2,506	1,218	2,032
4-Acceptable	141,742	11,727	24,734	10,747
5-Watch	49,613	4,417	12,930	1,545
6-Special Mention	23,311	1,928	8,698	346
7-Substandard	33,319	4,863	24,600	2,387
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$273,703	$25,441	$72,385	$17,683

December 31, 2011
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Unsecured
			(In thousands)
Pass	$17,583	$746	$17,602	$29,902	$4,757
6-Special Mention	738	-	2,076	115	22
7-Substandard	1,045	-	1,256	462	124
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,366	$746	$20,934	$30,479	$4,903

December 31, 2011
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)
Pass	$57,293	$2,483	$822	$7,500
6-Special Mention	91	-	-	-
7-Substandard	1,115	-	-	78
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$58,499	$2,483	$822	$7,578

4. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments for the years ended December 31, 2012, 2011 and 2010, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2009	$13,503,940	240,282	13,744,222
Provisions for credit losses	22,155,367	(3,580)	22,151,787
Loans charged off	(17,783,337)	-	(17,783,337)
Recoveries	954,318	-	954,318
Balance at December 31, 2010	18,830,288	236,702	19,066,990
Provisions for credit losses	10,812,754	17,041	10,829,795
Loans charged off	(15,106,158)	-	(15,106,158)
Recoveries	657,130	-	657,130
Balance at December 31, 2011	15,194,014	253,743	15,447,757
Provisions for credit losses	23,251,647	(26,136)	23,225,511
Loans charged off	(32,200,666)	-	(32,200,666)
Recoveries	1,615,200	-	1,615,200
Balance at December 31, 2012	$7,860,195	$227,607	$8,087,802

Following is a summary of activity in the allowance for credit losses with charge-off and recovery by class of financing receivable for the years indicated:

	December 31, 2012	December 31, 2011
	(In thousands)
Allowance for loan and lease losses at beginning of period	$15,194	$18,830
Allowance for unfunded commitments at beginning of period	254	237
Total allowance for credit losses at beginning of period	15,448	19,067
Provision for loan and lease losses	23,252	10,813
Provision for unfunded commitments	(26)	17

Loans charged-off:
Residential real estate	(1,179)	(445)
Commercial real estate	(16,234)	(4,474)
Commercial construction	(1,130)	(521)
Commercial lots and raw land	(10,023)	(7,555)
Commercial and Industrial	(1,050)	(298)
Lease receivables	(19)	(207)
Consumer real estate	(690)	(61)
Consumer lots and raw land	(1,411)	(851)
Home equity lines of credit	(391)	(484)
Consumer other	(74)	(210)
Total charge-offs	(32,201)	(15,106)
Recoveries of loans previously charged-off:
Residential real estate	6	1
Commercial real estate	225	351
Commercial construction	102	112
Commercial lots and raw land	1,065	19
Commercial and Industrial	67	48
Consumer real estate	20	23
Consumer lots and raw land	83	19
Home equity lines of credit	14	67
Consumer other	33	17
Total recoveries	1,615	657
Net charge-offs	(30,586)	(14,449)
Allowance for loan and lease losses at end of period	7,860	15,194
Allowance for unfunded commitments at end of period	228	254
Total allowance for credit losses at end of period	$8,088	$15,448

4. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the years ended December 31, 2012 and December 31, 2011, respectively:

	December 31, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,906	$(1,179)	$6	$445	$1,178	$72,505
Residential construction	75	(-)	-	(30)	45	2,834
Residential lots and raw land	23	(-)	-	(9)	14	885
Commercial real estate	7,096	(11,656)	17	7,885	3,342	189,038
Commercial construction	633	(1,077)	-	794	350	20,113
Commercial lots and raw land	1,021	(7,906)	4	7,385	504	27,210
Commercial and Industrial	446	(378)	14	271	353	20,642
Lease receivables	223	(19)	-	(68)	136	5,712
Consumer real estate	595	(388)	13	122	342	18,920
Consumer construction	21	(-)	-	(10)	11	681
Consumer lots and raw land	516	(859)	-	890	547	16,435
Home equity lines of credit	887	(157)	-	(240)	490	26,616
Consumer other	141	(27)	25	(51)	88	4,227
Total	13,583	(23,646)	79	17,384	7,400	405,818
Individually evaluated:
Commercial real estate	495	(4,578)	208	3,910	35	27,580
Commercial construction	-	(53)	102	(49)	-	382
Commercial lots and raw land	665	(2,117)	1,061	694	303	7,575
Commercial and Industrial	-	(672)	53	619	-	126
Consumer real estate	112	(302)	7	195	12	430
Consumer lots and raw land	338	(552)	83	241	110	814
Home equity lines of credit	-	(234)	14	220	-	38
Consumer other	1	(47)	8	38	-	120
Total	1,611	(8,555)	1,536	5,868	460	37,065
Grand Total	$15,194	$(32,201)	$1,615	$23,252	$7,860	$442,883

4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31, 2011
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential mortgage	$339	$(445)	$1	$2,011	$1,906	$58,499
Residential construction	14	(-)	-	61	75	2,483
Residential lots and raw land	5	(-)	-	18	23	822
Commercial real estate	8,844	(160)	66	(1,654)	7,096	228,095
Commercial construction	1,192	(34)	3	(528)	633	21,573
Commercial lots and raw land	1,874	(96)	-	(757)	1,021	48,336
Commercial and Industrial	390	(37)	38	55	446	15,192
Lease receivables	148	(207)	-	282	223	7,578
Consumer real estate	785	(49)	23	(164)	595	18,315
Consumer construction	32	(-)	-	(11)	21	746
Consumer lots and raw land	836	(81)	-	(239)	516	19,505
Home equity lines of credit	1,102	(86)	64	(193)	887	30,209
Consumer other	81	(76)	12	124	141	4,779
Total	15,642	(1,271)	207	(995)	13,583	456,132
Individually evaluated:
Commercial real estate	1,651	(4,314)	285	2,873	495	45,608
Commercial construction	95	(487)	109	283	-	3,868
Commercial lots and raw land	1,195	(7,459)	19	6,910	665	24,049
Commercial and Industrial	73	(261)	10	178	-	2,491
Consumer real estate	-	(12)	-	124	112	1,051
Consumer lots and raw land	91	(770)	19	998	338	1,429
Home equity lines of credit	83	(398)	3	312	-	270
Consumer other	-	(134)	5	130	1	124
Total	3,188	(13,835)	450	11,808	1,611	78,890
Grand Total	$18,830	$(15,106)	$657	$10,813	$15,194	$535,022

5. TROUBLED DEBT RESTRUCTURINGS

The following tables present performing troubled debt restructured (TDR) loans at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$-	$426
Commercial real estate	5,901	19,602	19,893
Commercial construction	29	1,401	4,129
Commercial lots and raw land	1,667	2,887	6,320
Commercial and Industrial	16	64	316
Consumer real estate	60	53	-
Consumer lots and raw land	667	1,178	222
Home equity lines of credit	-	175	-
Consumer other	26	28	28
Total performing TDR loans accounted for on an accrual basis	$8,366	$25,388	$31,334
Percentage of total loans, net	1.7%	4.8%	5.2%

	At December 31,
	2009	2008
	(In thousands)
Performing TDR loans:
Commercial real estate	$11,279	$5,731
Commercial business	108	54
Consumer	225	1,075
Total performing TDR loans	$11,612	$6,860

5. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s performing TDR loans for the years ended December 31, 2012 and December 31, 2011, respectively:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2012
Residential mortgage	$-	$-	$-	$-	$-
Commercial	23,953	3,706	(1,875)	(18,171)	7,613
Consumer	1,435	590	-	(1,272)	753
Total	$25,388	$4,296	$(1,875)	$(19,443)	$8,366

December 31, 2011
Residential mortgage	$426	$-	$-	$(426)	$-
Commercial	30,658	30,440	-	(37,145)	23,953
Consumer	250	1,721	-	(536)	1,435
Total	$31,334	$32,161	$-	$(38,107)	$25,388

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDR loans for the years ended December 31, 2012 and December 31, 2011, respectively:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2012
Residential mortgage	$414	$-	$-	$(414)	$-
Commercial	20,699	2,063	(8,453)	(2,924)	11,385
Consumer	304	174	(170)	(11)	297
Total	$21,417	$2,237	$(8,623)	$(3,349)	$11,682

December 31, 2011
Residential mortgage	$508	$-	$-	$(94)	$414
Commercial	26,465	13,711	(6,335)	(13,142)	20,699
Consumer	-	823	(517)	(2)	304
Total	$26,973	$14,534	$(6,852)	$(13,238)	$21,417

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the year ended December 31, 2012, certain of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period. Following are the amounts of the subsequent defaults based on loan portfolio segment (in thousands): residential mortgage - none; commercial - $1,364; and consumer - $105.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

6. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned during the years ended December 31, 2012 and 2011.

					Transfer to
	Balance			Fair Value	Premises and	Balance
	12-31-11	Additions	Sales, net	Adjustments	Equipment	12-31-12
	(In thousands)
Other Real
Estate Owned	$17,005	$10,908	$(7,206)	$(7,814)	$-	$12,893

					Transfer to
	Balance			Fair Value	Premises and	Balance
	12-31-10	Additions	Sales, net	Adjustments	Equipment	12-31-11
	(In thousands)
Other Real
Estate Owned	$11,616	$14,515	$(5,827)	$(2,548)	$(751)	$17,005

At December 31, 2012, other real estate owned consisted of 27 single-family residences, 106 vacant lots, three residential subdivisions containing raw land and 89 developed lots, ten parcels of land and 29 commercial properties.

Fair value adjustments are recorded in order to adjust the carrying values of other real estate owned to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will adjust to the lesser fair value offer amount.

7. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2012	2011
Land	$3,219,079	$3,219,079
Office buildings and improvements	8,999,509	8,993,956
Furniture, fixtures and equipment	6,979,762	6,187,715
Vehicles	689,998	579,473
Projects/work in process	205,536	1,687,284
	20,083,884	20,667,507
Less accumulated depreciation	7,850,731	8,988,077
Total	$12,233,153	$11,679,430

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through January 31, 2018. Rental expense of $559,049, $574,692 and $594,028 during the years ended December 31, 2012, 2011 and 2010, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2013	$441,509
2014	131,897
2015	106,932
2016	85,780
2017	67,683
Thereafter	2,483
Total	$836,284

8. DEPOSITS

The following table presents the distribution of all deposit accounts as of December 31, 2012 and 2011.

	12/31/12	12/31/11
	(In thousands)
Demand accounts:
Non-interest bearing checking	$92,888	$98,969
Interest bearing checking	142,108	130,002
Money market	39,667	14,748
Savings accounts	30,570	28,989
Certificate accounts	295,668	369,909
Total deposits	$$600,901	$642,617

At December 31, 2012, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$25,387	$23,733	$49,120
Over three months through one year	40,229	22,815	63,044
Over one year through three years	74,258	92,496	166,754
Over three years to five years	6,955	9,795	16,750
Total time deposits	$146,829	$148,839	$295,668

The aggregate amount of time deposits with balances of $100,000 or more was $148,838,963 and $195,429,182 at December 31, 2012 and 2011, respectively.

9. EMPLOYEE BENEFIT PLANS

The Bank participates in a defined contribution plan which covers substantially all employees. During the years ended December 31, 2012, 2011 and 2010, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. The Bank makes matching contributions of 100% of employees' contributions up to 5% of the employees' salaries. The plan provides that employees' contributions are 100% vested at all times and the Bank's contributions vest 25% for each year of service.

Expenses related to the Bank's contributions to this plan for the years ended December 31, 2012, 2011 and 2010 were $327,544, $321,243 and $316,729, respectively. Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2012, 2011 and 2010 was $1,763,474, $328,863 and $328,667, respectively. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $1,454,702 and $3,266,218 as of December 31, 2012 and 2011, respectively.

10. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2012. The shares outstanding are for grants under the 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008, and no additional options may be granted under that plan. At December 31, 2012, the 1997 Plan had 51,004 granted unexercised shares. At December 31, 2012, the 2008 Plan includes 103,000 granted unexercised shares and 855,000 shares available to be granted.

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

The average fair value of options granted during the years ended December 31, 2012 and 2011 was $1.76 and $2.21, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2012, 2011 and 2010.

10. STOCK-BASED COMPENSATION (Continued)

	December 31,
Year Ended:	2012	2011	2010
Dividend growth rate	0.0%	0.0%	5.0%
Expected volatility	37.3%	37.8%	36.6%
Average risk-free interest rates	1.53%	2.83%	3.01%
Expected lives	6 years	6 years	6 years

A summary of option activity under the Plans as of December 31, 2012 and 2011, and changes during the years then ended is presented below:

	Options Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	889,500	181,441	$15.60	$(1,655,997)
Granted	(24,000)	24,000	5.36
Forfeited/Expired	8,500	(38,608)	10.69
Exercised	-	-	0.00
Outstanding at December 31, 2011	874,000	166,833	$15.26	$(2,011,837)
Granted	(30,000)	30,000	4.61
Forfeited/Expired	11,000	(42,829)	16.41
Exercised	-	-	0.00
Outstanding at December 31, 2012	855,000	154,004	$12.86	$(1,244,965)

Net compensation benefit credited to income for the Plans was $3,294 for the year ended December 31, 2012, compared to net compensation cost of $19,512 charged against income for the year ended December 31, 2011. Total recapture credits against compensation expense due to forfeited options was $64,884 for the year ended December 31, 2012, compared to $84,022 for the year ended December 31, 2011.

Total unrecognized compensation cost on granted unexercised shares was $69,438 at December 31, 2012, compared to $93,165 at December 31, 2011. That cost is expected to be recognized over the next 4 years. There were no income tax benefits available for recognition during the years ended December 31, 2012 or 2011, as there were no stock options exercised during either of the respective periods.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2012, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.12 – 10.91	81,000	8.08	$6.71	32,334	$8.99
$11.80 – 16.49	21,129	4.07	14.26	21,129	14.26
$17.27 – 25.07	41,625	4.40	20.34	40,125	20.30
$26.17 – 33.27	10,250	3.71	28.26	10,250	28.26
	154,004	6.25	12.86	103,838	16.33

A summary of nonvested option shares and changes during the years December 31, 2012 and 2011 is presented below:

Year Ended:	December 31, 2012		December 31, 2011
	Shares	Price	Shares	Price
Nonvested at beginning of year	54,316	$9.43	63,116	$13.04
Granted	30,000	4.61	24,000	5.36
Forfeited	(5,666)	12.61	(6,833)	10.85
Vested	(28,484)	10.13	(25,967)	14.05
Nonvested at end of year	50,166	5.68	54,316	9.43

10. STOCK-BASED COMPENSATION (Continued)

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Increased (reduced) net income before income taxes	$3,294	$(19,512)	$(83,310)
Increased (reduced) net income	3,294	(18,289)	(80,782)
Reduced basic earnings per share	.00	.00	.00
Reduced diluted earnings per share	.00	.00	.00

11. BORROWED MONEY

The following table summarizes short-term borrowed money as of December 31, 2012 and 2011:

	12/31/12	Weighted Average Rate	12/31/11	Weighted Average Rate
		(Dollars in thousands)
Federal Home Loan Bank advances	$16,500	0.31%	$-	-
Retail repurchase agreements	-	-	2,096	0.25%
Total borrowed money	$16,500	0.31%	$2,096	0.25%

Borrowed money includes advances from the FHLB and retail repurchase agreements. The Bank discontinued the retail repurchase agreement program effective as of November 1, 2012. The Bank has pledged its stock in the FHLB, and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At December 31, 2012 and 2011, the Bank had approximately $126.8 million and $153.1 million, respectively, of additional credit available with the FHLB. At December 31, 2012, the Bank had lendable collateral value with the FHLB totaling $63.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

12. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$-	$147,600	$1,187,685
State	-	63,582	363,682
	-	211,182	1,551,367
Deferred
Federal	(6,352,027)	428,572	(2,758,539)
State	(785,272)	208,052	(594,147)
	(7,137,299)	636,624	(3,352,686)
Total	$(7,137,299)	$847,806	$(1,801,319)

Reconciliations of the expected income tax expense (benefit) at statutory tax rates with income tax expense (benefit) reported in the statements of operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
Expected income tax expense (benefit) at 35%	$(6,538,852)	$816,379	$(1,463,390)
State income taxes, net of federal income tax	(840,709)	179,278	(149,802)
Other expenses and adjustments	242,262	(147,851)	(188,127)
Total	$(7,137,299)	$847,806	$(1,801,319)

12. INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2012	2011
Deferred income tax assets
Deferred directors' fees	$284,644	$537,732
Allowance for credit losses	3,021,050	5,844,570
Employee benefits	250,779	719,759
Loans mark-to-market	-	91,573
Other	65,657	661,049
Net operating loss carryovers	10,801,155	-
	14,423,285	7,854,683
Deferred income tax liabilities
Depreciation and amortization	2,305,845	1,811,663
Carrying value – land	385,000	385,000
Mortgage servicing rights	485,622	476,307
Deferred loan origination fees and costs	20,069	470,460
Unrealized gain on securities available for sale	3,153,500	2,456,015
Loans mark-to-market	288,588	-
	6,638,624	5,599,445
Net deferred income tax asset	$7,784,661	$2,255,238

At December 31, 2012, the Company had net operating loss carryovers for Federal and State income tax purposes of $28,055,000 and $27,714,000, respectively. These losses may generally be carried over 20 years for Federal purposes and 15 years for State purposes.

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

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of December 31, 2012 and 2011 are presented in the table below:

			Minimum for Capital		Minimum to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012:
Total Capital (to Risk Weighted Assets)	$80,185	16.5%	$38,798	8.0%	$48,497	10.0%
Tier 1 Capital (to Risk Weighted Assets)	74,098	15.3%	19,399	4.0%	29,098	6.0%
Tier 1 Capital (to Average Assets)	74,098	10.4%	28,624	4.0%	35,780	5.0%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$81,642	15.2%	$42,900	8.0%	$53,626	10.0%
Tier 1 Capital (to Risk Weighted Assets)	74,831	14.0%	21,450	4.0%	32,175	6.0%
Tier 1 Capital (to Average Assets)	74,831	10.0%	29,880	4.0%	37,350	5.0%

13. REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2012, the most recent report filing date with the FDIC, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table above. There are no conditions or events since December 31, 2012, that management believes has changed the Bank's well capitalized category.

14. EARNINGS PER SHARE

The following table provides a reconciliation of income (loss) available to common stockholders and the average number of shares outstanding (less unearned deferred stock awards and treasury shares) for the years ended December 31, 2012, 2011 and 2010. Options to purchase 154,004, 166,833 and 181,441 shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively.

	Years Ended December 31,
	2012	2011	2010

Net income (loss)-(numerator)	$(10,977,121)	$1,553,309	$(2,379,796)

Weighted average shares outstanding for basic EPS-(denominator)	9,751,271	9,751,271	9,744,870
Dilutive effect of stock options	-	-	177
Adjusted shares for diluted EPS	9,751,271	9,751,271	9,745,047

Net income (loss) per common share
Basic	$(1.13)	$0.16	$(0.24)
Diluted	$(1.13)	$0.16	$(0.24)

For the years ended December 31, 2012 and 2011, there were no options that were dilutive, as the exercise prices for these years exceeded the average market price of the Company’s common stock. For the year ended December 31, 2010, 177 options were dilutive, as the average market price of the Company’s common stock exceeded the exercise price of these options. These 177 options were included in the calculation of diluted earnings per share for the year ended December 31, 2010.

15. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $313,823,285, $319,363,434 and $318,217,911 at December 31, 2012, 2011, and 2010, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2012 and 2011, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,261,355 and $1,237,161, respectively. During the years ended December 31, 2012 and 2011, respectively, the Bank recorded additional servicing assets of $449,329 and $390,761 as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2012, 2011, and 2010 aggregated $425,136, $511,258 and $462,345, respectively. The fair value of recognized servicing assets amounted to approximately $1,661,000 and $1,901,000 as of December 31, 2012 and 2011, respectively. The Bank's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk. These risks are incurred in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

The Bank's lending is concentrated primarily in central, eastern, northeastern and southeastern North Carolina. Credit has been extended to certain of the Bank's customers through multiple lending transactions. Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements. A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011

Commitments to extend credit	$24,625,000	$20,840,000
Undrawn balances on lines of credit and undrawn balances on credit reserves (overdraft protection)	43,387,000	45,403,000
Standby letters of credit	-	-
Total	$68,012,000	$66,243,000

17. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. The following are the parent company’s Condensed Balance Sheets as of December 31, 2012 and 2011; and Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011
CONDENSED BALANCE SHEETS
Cash	$1,670,190	$47,541
Investment in wholly-owned subsidiary	83,533,724	82,779,364
Investment in Preferred Trust I	310,010	310,010
Income tax receivable	111,455	11,584,928
Other assets	35,647	35,647
Total assets	$85,661,026	$94,757,490

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	697,973	334,218
Stockholders' equity	74,653,053	84,113,272
Total liabilities and stockholders' equity	$85,661,026	$94,757,490

17. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
	2012	2011	2010
CONDENSED STATEMENTS OF INCOME
Income:
Equity in earnings (loss) of subsidiary	$(10,687,543)	$1,825,593	$(2,040,065)
Expenses:
Interest on junior subordinated debentures	363,755	334,219	333,689
Miscellaneous expenses	75,000	78,333	151,120
Income tax expense (benefit)	(149,177)	(140,268)	(145,077)
Net income (loss)	$(10,977,121)	$1,553,309	$(2,379,797)

	Years Ended December 31,
	2012	2011	2010
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income (loss)	$(10,977,121)	$1,553,309	$(2,379,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation (income) expense	(3,294)	19,512	83,311
Equity in undistributed (earnings) loss of subsidiary	10,687,543	(1,825,593)	2,040,065
Other operating activities	217,847	177,747	(137,310)
Net cash used in operating activities	(75,025)	(75,025)	(393,731)

Investing activities:
Sale of income tax receivable to subsidiary	11,622,674	-	-
Upstream dividend received from subsidiary	75,000	50,000	7,512,698
Net cash provided by investing activities	11,697,674	50,000	7,512,698

Financing activities:
Additional equity investment in subsidiary	(10,000,000)	-	-
Proceeds from exercise of stock options	-	-	61,807
Cash paid for dividends	-	-	(6,722,670)
Net cash used in financing activities	(10,000,000)	-	(6,660,863)
Net increase (decrease) in cash	1,622,649	(25,025)	(1,921,693)
Cash at beginning of year	47,541	72,566	1,994,259
Cash at end of year	$1,670,190	$47,541	$72,566

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

18. FAIR VALUE MEASUREMENT (Continued)

Level 2-inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally include mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”), municipal bonds, corporate debt securities and mortgage loans held for sale.

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes other loans held for sale and other real estate owned.

Assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/12	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$140,262	$-	$140,262	$-
Municipal securities	24,576	-	24,576	-
Mortgage loans held for sale	20,287	-	20,287	-
Total December 31, 2012	$185,125	$-	$185,125	$-

Description	12/31/11	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$138,515	$-	$138,515	$-
Total December 31, 2011	$138,515	$-	$138,515	$-

Assets measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans, net (1)	$36,605	$-	$36,605	$-
Other loans held for sale	24,438	-	-	24,438
Other real estate owned	12,893	-	-	12,893
Total December 31, 2012	$73,936	$-	$36,605	$37,331

Description	12/31/11	Level 1	Level 2	Level 3
Impaired loans, net (2)	$77,279	$-	$77,279	$-
Other real estate owned	17,005	-	-	17,005
Total December 31, 2011	$94,284	$-	$77,279	$17,005

______________

(1)	Includes $30.1 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)	Includes $53.2 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of available for sale securities. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics.

18. FAIR VALUE MEASUREMENT (Continued)

The Company does not record loans held for investment at fair value on a recurring basis. However, when a loan is considered impaired an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above.

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

OREO acquired through loan foreclosure is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $7.8 million, $2.5 million and $3.2 million were made to OREO during the years ended December 31, 2012, 2011 and 2010, respectively.

Net losses realized and included in earnings for the years ended December 31, 2012, 2011 and 2010 are reported in other revenues as follows:

	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10
Loss on sale of other real estate, net	$528,521	$68,365	$523,173

No liabilities were measured at fair value on a recurring or non-recurring basis as of December 31, 2012 and 2011.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at December 31, 2012 and December 31, 2011:

	Level in	December 31, 2012		December 31, 2011
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$8,984	$8,984	$14,298	$14,298
Interest-bearing deposits in other banks	Level 1	3,383	3,383	18,476	18,476
Investment securities available for sale	Level 2	164,838	164,838	138,515	138,515
Loans held for sale	Level 2	44,725	44,725	6,674	6,436
Loans and leases held for investment, net	Level 2	442,718	433,987	523,062	518,766
Stock in Federal Home Loan Bank of Atlanta	Level 2	1,859	1,859	1,887	1,887
Accrued interest receivable	Level 2	2,409	2,409	2,210	2,210

	Level in	December 31, 2012		December 31, 2011
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial liabilities:
Deposits	Level 2	$603,064	$600,901	$648,403	$642,617
Borrowed money:
Repurchase agreements	Level 2	-	-	2,096	2,096
Advances from FHLB	Level 2	16,500	16,500	-	-
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies used by the Bank were as follows:

Cash and Due from banks and Interest –Bearing Deposits in Other Banks: The carrying amounts for cash and due from banks and interest bearing deposits in other banks are equal to their fair value. Fair value hierarchy Input level 1.

Investment Securities Available for Sale: The estimated fair value of investment securities is provided in Note 2 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input level 2.

Loans Held for Sale. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics. Fair value hierarchy Input level 2.

Loans and Leases Held for Investment, Net: Fair values are estimated for portfolios of loans and leases held for investment with similar financial characteristics. Loans and leases are segregated by collateral type and by fixed and variable interest rate terms. The fair value of each category is determined by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable. Fair value hierarchy Input level 2.

Stock in Federal Home Loan Bank of Atlanta: The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. Fair value hierarchy Input level 2.

Deposits and Advances from FHLB: The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of certificates of deposits and FHLB advances are estimated using the rates currently offered for similar instruments with similar remaining maturities. Fair value hierarchy Input level 2.

Accrued Interest Receivable, Repurchase Agreements and Junior Subordinated Debentures: The carrying amount of accrued interest receivable. Repurchase agreements and junior subordinated debentures approximates fair value because of the short maturities of these instruments. Fair value hierarchy Input level 2.

Financial Instruments with Off-Balance Sheet Risk: With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Real estate acquired in settlement of loans	$10,907,604	$14,514,844	$17,374,113
Exchange of loans for mortgage-backed securities	41,034,564	37,225,850	48,372,395
Cash paid for interest	4,545,533	7,250,351	9,083,583
Cash paid for income taxes	290,000	200,000	2,515,530

21. JUNIOR SUBORDINATED DEBENTURES

The Company has sponsored a trust, First South Preferred Trust I (the Trust), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated preferred trust securities (the Preferred Trust Securities) to third-party investors and investing the proceeds from the sale of such Preferred Trust Securities solely in junior subordinated debt securities of the Company (the Debentures). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Preferred Trust Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by that Trust. The Preferred Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement, which fully and unconditionally guarantees the Preferred Trust Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on or after September 30, 2008. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

21. JUNIOR SUBORDINATED DEBENTURES (Continued)

In June 2012, the federal bank regulatory agencies issued proposed rules to implement the capital reforms of the Basel III framework. These proposed regulatory capital guidelines would phase out the Tier 1 capital treatment of trust preferred securities for institutions with less than $15 billion in total assets over a ten-year period, beginning in 2013, until they are fully phased out in 2022. The bank regulatory agencies have delayed implementation of these proposed rules. At this time, it is not clear when, or in what form, these proposed rules will be implemented.

Consolidated debt obligations as of December 31, 2012 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

22. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties is as follows:

Extensions of credit at December 31, 2011	$872,630
New extensions of credit made during the year	599,000
Repayments during the year	(366,380)
Extensions of credit at December 31, 2012	$1,105,250

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

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2012, and for the year then ended. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate state banking regulatory agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2012.

Turlington and Company, L.L.P., an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

First South Bancorp, Inc.

/s/ Bruce W. Elder	/s/ Scott C. McLean
Bruce W. Elder	Scott C. McLean
President and Chief Executive Officer	Executive Vice President and
March 29, 2013	Chief Financial Officer
March 29, 2013

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 29, 2013, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 29, 2013

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors – Security Ownership of Management” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2012.

	(a)	(b)	(c)
Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	154,004	$12.86	855,000

Equity compensation plans not approved by security holders	—	—	—
Total	154,004	$12.86	855,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence. The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Related Persons” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services. Information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011, and 2010

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 27, 2007 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.1(a)	Employment Agreement between First South Bancorp, Inc. and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.1(b)	Employment Agreement between First South Bank and Thomas A. Vann, as amended (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.1(c)	Amendment dated December 18, 2008 to the amended and restated First South Bank and First South Bancorp, Inc. Employment Agreement with Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements between First South Bank and First South Bancorp, Inc. and Mary R. Boyd, Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Sherry L. Correll (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.3	Supplemental Income Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.3(a)	Amendments dated December 26, 2008 to the Supplemental Income Agreements, as amended and restated, between First South Bank and Sherry L. Correll and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreements as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Thomas A. Vann and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendments dated December 26, 2008 to the Supplemental Income Plan Agreements, as amended and restated, between First South Bank and Thomas A. Vann and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.5	Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., Marshall T. Singleton and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.5(a)	Amendments dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreements, as amended and restated, between Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6	First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Thomas A. Vann, the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.6(a)	Amendments dated December 26, 2008 to the Director’s Retirement Plan Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr., and Thomas A. Vann and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendments dated December 26, 2008 to the Director’s Retirement Payment Agreements, as amended and restated, between First South Bank and Frederick N. Holscher and Thomas A. Vann. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, between First South Bank and Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*

10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, between First South Bank and First South Bancorp, Inc. and William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))
10.19	Asset Purchase Agreement by and between First South Bank and Emerald Portfolio, LLC dated as of February 20, 2013
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive Data File**

___________________________

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012 are financial statements listed in Item 15(a)(1) above, formatted in XBRL (eXtensive Business Reporting Language). In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012, are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
March 29, 2013
	By:	/s/ Bruce W. Elder
Bruce W. Elder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce W. Elder	March 29, 2013
Bruce W. Elder
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Scott C. McLean	March 29, 2013
Scott C. McLean
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.	March 29, 2013
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher	March 29, 2013
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 29, 2013
Frederick H. Howdy
Director

/s/ L. Steven Lee	March 29, 2013
L. Steven Lee
Director

/s/ Charles E. Parker, Jr.	March 29, 2013
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 29, 2013
Marshall T. Singleton
Director