Form 10-Q
period 2013-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2013-05-14
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

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

Yes☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒        No ☐

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

Yes☐        No ☒

Number of shares of common stock outstanding as of May 14, 2013: 9,751,271.

CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2013
	(unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity for the
	Three Months Ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2013 and 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

Exhibits

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(unaudited)	(*)
Assets

Cash and due from banks	$8,057,695	$8,983,819
Interest-earning deposits with banks	27,326,622	3,382,570
Investment securities available for sale, at fair value	176,320,346	164,838,012
Loans held for sale:
Mortgage loans	3,292,030	20,287,343
Other loans	-	24,438,107
Total loans held for sale	3,292,030	44,725,450

Loans and leases held for investment	436,524,355	441,847,019
Allowance for loan and lease losses	(8,567,261)	(7,860,195)
Net loans and leases held for investment	427,957,094	433,986,824

Premises and equipment, net	12,003,175	12,233,153
Other real estate owned	11,327,672	12,892,519
Federal Home Loan Bank stock, at cost	848,800	1,859,200
Accrued interest receivable	2,277,099	2,408,979
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,356,593	1,261,355
Identifiable intangible assets	31,440	39,300
Income tax receivable	3,662,725	10,785,272
Prepaid expenses and other assets	12,278,082	6,098,423

Total assets	$690,957,949	$707,713,452

Liabilities and Stockholders' Equity

Deposits:
Demand	$278,899,358	$274,662,867
Savings	37,870,494	30,570,259
Large denomination certificates of deposit	141,430,028	148,838,963
Other time	141,416,140	146,828,942
Total deposits	599,616,020	600,901,031
Borrowed money	-	16,500,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,563,911	5,349,368
Total liabilities	615,489,931	633,060,399

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,821,078	35,811,804
Retained earnings, substantially restricted	67,099,370	65,532,960
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income	4,417,326	5,178,045
Total stockholders' equity	75,468,018	74,653,053

Total liabilities and stockholders' equity	$690,957,949	$707,713,452

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

(unaudited)

	Three Months Ended
	March 31
	2013	2012

Interest income:
Interest and fees on loans	$6,377,720	$7,666,575
Interest and dividends on investments and deposits	1,351,446	1,246,961
Total interest income	7,729,166	8,913,536

Interest expense:
Interest on deposits	670,725	1,321,195
Interest on borrowings	6,176	1,116
Interest on junior subordinated notes	87,215	92,193
Total interest expense	764,116	1,414,504

Net interest income	6,965,050	7,499,032
Provision for credit losses	400,000	1,840,000
Net interest income after provision for credit losses	6,565,050	5,659,032

Non-interest income:
Fees and service charges	1,658,745	1,480,136
Loan servicing fees	190,516	212,801
Gain (loss) on sale of other real estate, net	48,242	(28,964)
Gain on sale of mortgage loans	550,367	304,608
Gain on sale of investment securities	-	1,033,857
Other income	193,177	240,311
Total non-interest income	2,641,047	3,242,749

Non-interest expense:
Compensation and fringe benefits	3,563,817	4,157,612
Federal deposit insurance premiums	235,950	252,400
Premises and equipment	527,437	428,468
Advertising	42,946	66,034
Payroll and other taxes	390,480	405,795
Data processing	606,417	598,149
Amortization of intangible assets	118,065	100,556
Other real estate owned expense	172,295	1,278,300
Other	1,099,611	951,631
Total non-interest expense	6,757,018	8,238,945

Income before income tax expense	2,449,079	662,836
Income tax expense	882,669	200,940

NET INCOME	$1,566,410	$461,896

Per share data:
Basic earnings per share	$0.16	$0.05
Diluted earnings per share	$0.16	$0.05
Average basic shares outstanding	9,751,271	9,751,271
Average diluted shares outstanding	9,751,972	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended
	March 31
	2013	2012

Net income	$1,566,410	$461,896

Other comprehensive loss:
Unrealized holding gains on securities available-for-sale:
Decrease in unrealized holding gains during the period	(1,226,966)	(650,079)
Net decrease in deferred income tax	466,247	416,353

Other comprehensive loss, net of tax amount	(760,719)	(233,726)

Comprehensive income	$805,691	$228,170

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2013 and 2012

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			1,566,410			1,566,410

Other comprehensive loss, net of taxes					(760,719)	(760,719)

Stock based compensation		9,274				9,274

Balance at March 31, 2013	$97,513	$35,821,078	$67,099,370	$(31,967,269)	$4,417,326	$75,468,018

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			461,896			461,896

Other comprehensive loss, net of taxes					(233,726)	(233,726)

Stock based compensation		1,803				1,803

Balance at March 31, 2012	$97,513	$35,816,901	$76,971,977	$(31,967,269)	$3,424,123	$84,343,245

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended
	March 31
	2013	2012

Cash flows from operating activities:
Net income	$1,566,410	$461,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	400,000	1,840,000
Depreciation	274,599	196,159
Amortization of intangibles	118,065	100,556
Accretion of discounts and premiums on securities, net	120,195	-
Gain on disposal of premises and equipment	-	(7,468)
(Gain) loss on sale of other real estate owned	(48,242)	28,964
Gain on sale of loans held for sale	(550,367)	(304,608)
Gain on sale of investment securities available for sale	-	(1,033,857)
Stock based compensation expense	9,274	1,803
Originations of loans held for sale, net	8,592,848	(21,901,305)
Proceeds from sale of loans held for sale	33,390,939	5,800,213
Other operating activities	1,550,116	(120,052)
Net cash provided by (used in) operating activities	45,423,837	(14,937,699)

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	-	23,548,721
Proceeds from principal repayments of mortgage-backed securities available for sale	7,107,128	5,793,875
Originations of loans held for investment, net of principal repayments	5,329,849	12,667,905
Proceeds from disposal of other real estate owned	1,912,970	992,371
Proceeds from disposal of premises and equipment	-	18,128
Purchases of investment securities available for sale	(19,936,624)	-
Sale of FHLB stock	1,010,400	-
Purchase of premises and equipment	(44,621)	(1,511,952)
Net cash provided by (used in) investing activities	(4,620,898)	41,509,048

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(1,285,011)	5,731,634
Net decrease in FHLB borrowings	(16,500,000)	-
Net change in repurchase agreements	-	(415,290)
Net cash provided by (used in) financing activities	(17,785,011)	5,316,344

Increase in cash and cash equivalents	23,017,928	31,887,693
Cash and cash equivalents, beginning of period	12,366,389	32,774,319
Cash and cash equivalents, end of period	$35,384,317	$64,662,012

Supplemental disclosures:
Other real estate acquired in settlement of loans	$299,881	$2,235,056
Exchange of loans for mortgage-backed securities	-	13,479,981
Cash paid for interest	837,523	1,298,964

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three months ended March 31, 2013, are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three months ended March 31, 2013, there were 701 stock options that were dilutive because their exercise prices were less than the average market price of the Company’s common stock. For the three months ended March 31, 2012, there were no stock options that were dilutive because exercise prices exceeded the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at March 31, 2013 and December 31, 2012:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$131,223	$6,822	$20	$138,025
Collateralized mortgage obligations-GSE	5,858	-	1	5,857
Municipal securities	26,167	296	25	26,438
Corporate bonds	6,000	-	-	6,000
Total	$169,248	$7,118	$46	$176,320

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$132,520	$7,785	$43	$140,262
Municipal securities	24,019	557	-	24,576
Total	$156,539	$8,342	$43	$164,838

The following tables summarize investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at March 31, 2013, and December 31, 2012.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$1,653	$20	$-	$-	$1,653	$20
Collateralized mortgage obligations-GSE	1,656	1	-	-	1,656	1
Municipal securities	3,945	25	-	-	3,945	25
	$7,254	$46	$-	$-	$7,254	$46

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$3,294	$43	$-	$-	$3,294	$43
	$3,294	$43	$-	$-	$3,294	$43

The following table summarizes the amortized cost and fair values of securities available for sale at March 31, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Mortgage-backed securities
Amortized cost	$1,272	$52,543	$26,545	$50,863
Fair value	1,347	55,220	27,678	53,780
Collateralized mortgage obligations-GSE
Amortized cost	-	3,862	1,996	-
Fair value	-	3,861	1,996	-
Municipal securities
Amortized cost	-	4,562	19,872	1,733
Fair value	-	4,594	20,110	1,734
Corporate bonds
Amortized cost	-	-	6,000	-
Fair value	-	-	6,000	-
Total
Amortized cost	$1,272	$60,967	$54,413	$52,596
Fair value	$1,347	$63,675	$55,784	$55,514

Mortgage-backed securities with an amortized cost of $3.6 million and $2.7 million, respectively, were pledged as collateral for public deposits at March 31, 2013, and December 31, 2012, respectively.

Note 5. Loans Held for Investment. Loans held for investment at March 31, 2013, and December 31, 2012, are summarized as follows:

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$71,583	16.4%	$72,505	16.4%
Residential construction	2,215	0.5	2,834	0.6
Residential lots and raw land	929	0.2	885	0.2
Total mortgage loans	74,727	17.1	76,224	17.2

Commercial loans and leases:
Commercial real estate	211,966	48.4	216,618	48.9
Commercial construction	22,562	5.2	20,495	4.6
Commercial lots and raw land	32,829	7.5	34,785	7.9
Commercial and Industrial	21,793	5.0	20,768	4.7
Lease receivables	5,924	1.3	5,712	1.3
Total commercial loans and leases	295,074	67.4	298,378	67.4

Consumer loans:
Consumer real estate	19,420	4.4	19,350	4.4
Consumer construction	943	0.2	681	0.1
Consumer lots and raw land	16,948	3.9	17,249	3.9
Home equity lines of credit	26,069	6.0	26,654	6.0
Consumer other	4,337	1.0	4,347	1.0
Total consumer loans	67,717	15.5	68,281	15.4

Gross loans held for investment	437,518	100.0%	442,883	100.0%

Less deferred loan origination fees, net	994		1,036
Less allowance for loan and lease losses	8,567		7,860

Net loans held for investment	$427,957		$433,987

The Bank has pledged certain loans secured by one-to-four family residential properties as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $92.4 million and $99.2 million at March 31, 2013, and December 31, 2012, respectively.

The following table details non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at March 31, 2013, and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual status:
Residential real estate	$468	$-
Commercial real estate	2,112	1,100
Commercial construction	-	-
Commercial lots and raw land	1,312	1,385
Commercial and Industrial	87	87
Consumer real estate	76	77
Consumer lots and raw land	151	-
Home equity lines of credit	80	97
Consumer other	1	1
Total loans accounted for on a non-accrual status	4,287	2,747

TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	100	1,593
Commercial construction	-	-
Commercial lots and raw land	121	-
Commercial and Industrial	-	12
Consumer real estate	-	-
Total Past Due TDRs on a non-accrual status	221	1,605

Performing TDRs:
Commercial real estate	70	83
Commercial construction	-	-
Commercial lots and raw land	762	-
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on non-accrual status	832	83
Total TDR loans accounted for on a non-accrual status	1,053	1,688
Total non-accrual and TDR loans	$5,340	$4,435
Percentage of total loans held for investment, net	1.2%	1.0%
Other real estate owned	$11,328	$12,893
Total non-performing assets	$16,668	$17,328

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $260,459 and $176,277 at March 31, 2013, and December 31, 2012, respectively.

The following tables present an age analysis of past due loans held for investment, segregated by class of loans as of March 31, 2013, and December 31, 2012, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
March 31, 2013	(In thousands)
Residential real estate	$3,440	$675	$684	$4,799	$66,784	$71,583	$216
Residential construction	145	-	-	145	2,070	2,215	-
Residential lots and raw land	19	-	-	19	910	929	-
Commercial real estate	1,699	1,648	631	3,978	207,988	211,966	-
Commercial construction	-	-	-	-	22,562	22,562	-
Commercial lots and raw land	1,963	67	1,018	3,048	29,781	32,829	-
Commercial and Industrial	44	-	10	54	21,739	21,793	-
Lease receivables	-	-	-	-	5,924	5,924	-
Consumer real estate	172	248	76	496	18,924	19,420	-
Consumer construction	-	-	-	-	943	943	-
Consumer lots and raw land	45	204	151	400	16,548	16,948	-
Home equity lines of credit	218	60	21	299	25,770	26,069	21
Consumer other	29	1	1	31	4,306	4,337	-
Total	$7,774	$2,903	$2,592	$13,269	$424,249	$437,518	$237

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2012	(In thousands)
Residential real estate	$3,080	$1,205	$593	$4,878	$67,627	$72,505	$593
Residential construction	-	-	-	-	2,834	2,834	-
Residential lots and raw land	14	-	-	14	871	885	-
Commercial real estate	2,806	763	2,492	6,061	210,557	216,618	53
Commercial construction	-	-	-	-	20,495	20,495	-
Commercial lots and raw land	1,251	1,655	964	3,870	30,915	34,785	-
Commercial and Industrial	196	29	19	244	20,524	20,768	-
Lease receivables	17	-	186	203	5,509	5,712	203
Consumer real estate	352	400	31	783	18,567	19,350	31
Consumer construction	-	-	-	-	681	681	-
Consumer lots and raw land	73	-	-	73	17,176	17,249	-
Home equity lines of credit	190	19	15	224	26,430	26,654	-
Consumer other	13	-	-	13	4,334	4,347	-
Total	$7,992	$4,071	$4,300	$16,363	$426,520	$442,883	$880

The following tables present information on loans that were considered impaired as of March 31, 2013, and December 31, 2012. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At March 31, 2013, impaired loans included $3.6 million of impaired TDRs, compared to $7.5 million at December 31, 2012.

March 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$22,467	$23,418	$-	$24,085	$315
Commercial construction	731	731	-	557	7
Commercial lots and raw land	5,970	5,970	-	5,966	86
Commercial and Industrial	126	126	-	126	2
Consumer real estate	480	480	-	427	7
Consumer lots and raw land	340	340	-	341	1
Home equity lines of credit	36	36	-	37	1
Consumer other	119	141	-	96	2
Subtotal:	30,269	31,242	-	31,635	421

With an allowance recorded:
Commercial real estate	2,677	2,963	420	2,295	38
Commercial lots and raw land	997	997	212	1,456	6
Consumer real estate	52	52	1	61	1
Consumer lots and raw land	730	730	179	656	9
Consumer other	10	10	10	5	-
Subtotal:	4,466	4,752	822	4,473	54

Totals:
Commercial	32,968	34,205	632	34,485	454
Consumer	1,767	1,789	190	1,623	21
Grand Total:	$34,735	$35,994	$822	$36,108	$475

December 31, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$25,703	$27,400	$-	$33,191	$1,504
Commercial construction	382	382	-	2,125	14
Commercial lots and raw land	5,963	5,963	-	13,894	262
Commercial and Industrial	126	126	-	1,284	6
Consumer real estate	373	373	-	584	20
Consumer lots and raw land	342	342	-	545	4
Home equity lines of credit	38	38	-	154	2
Consumer other	73	147	-	51	3
Subtotal:	33,000	34,771	-	51,828	1,815

With an allowance recorded:
Commercial real estate	1,912	1,912	35	3,420	116
Commercial lots and raw land	1,915	1,915	303	2,070	70
Consumer real estate	69	69	12	162	4
Consumer lots and raw land	582	582	110	632	28
Consumer other	47	47	-	71	2
Subtotal:	4,525	4,525	460	6,355	220

Totals:
Commercial	36,001	37,698	338	55,984	1,972
Consumer	1,524	1,598	122	2,199	63
Grand Total:	$37,525	$39,296	$460	$58,183	$2,035

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial and consumer loans are graded on a scale of 1 to 9 as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Mortgage loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 4 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 5 (Watch) – Watch loans have shown credit quality changes from the original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. These are loans that management feels need to be watched more closely than those rated as Pass and if left uncorrected may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following tables present information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of March 31, 2013, and December 31, 2012, respectively:

March 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,948	113	121	1,123
3-Average	24,922	2,689	1,068	4,434
4-Acceptable	131,151	15,894	15,099	13,697
5-Watch	32,039	3,135	7,015	2,319
6-Special Mention	11,545	-	3,937	64
7-Substandard	10,361	731	5,589	156
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$211,966	$22,562	$32,829	$21,793

March 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Unsecured
	(In thousands)
1-Excellent	$-	$-	$-	$22	$-
2-Above Average	-	-	-	-	-
3-Average	81	-	148	22	23
4-Acceptable	15,298	943	11,975	25,324	3,831
5-Watch	2,786	-	2,109	294	320
6-Special Mention	834	-	2,481	287	37
7-Substandard	421	-	235	120	126
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,420	$943	$16,948	$26,069	$4,337

March 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$68,350	$2,215	$929	$5,838
5-Watch	758	-	-	-
6-Special Mention	216	-	-	86
7-Substandard	2,259	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$71,583	$2,215	$929	$5,924

December 31, 2012
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,752	-	129	900
3-Average	23,274	2,946	966	3,793
4-Acceptable	133,925	14,371	15,740	13,015
5-Watch	34,721	2,710	8,452	2,822
6-Special Mention	11,623	-	4,261	69
7-Substandard	11,323	468	5,237	169
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$216,618	$20,495	$34,785	$20,768

December 31, 2012
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Unsecured
	(In thousands)
1-Excellent	$-	$-	$-	$33	$-
2-Above Average	-	-	-	-	-
3-Average	47	-	152	24	5
4-Acceptable	16,298	681	12,835	26,014	3,712
5-Watch	1,826	-	1,896	196	461
6-Special Mention	849	-	2,281	282	40
7-Substandard	330	-	85	105	129
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,350	$681	$17,249	$26,654	$4,347

December 31, 2012
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$71,491	$2,834	$885	$5,694
5-Watch	785	-	-	-
6-Special Mention	229	-	-	18
7-Substandard	-	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$72,505	$2,834	$885	$5,712

Note 6. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the three months ended March 31, 2013:

	March 31, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$ (-)	$-	$181	$1,359	$71,583
Residential construction	45	(-)	-	(10)	35	2,215
Residential lots and raw land	14	(-)	-	1	15	929
Commercial real estate	3,342	(-)	3	430	3,775	186,822
Commercial construction	350	(-)	-	9	359	21,831
Commercial lots and raw land	504	(-)	-	(32)	472	25,862
Commercial and Industrial	353	(12)	1	24	366	21,667
Lease receivables	136	(-)	-	6	142	5,924
Consumer real estate	342	(27)	5	11	331	18,888
Consumer construction	11	(-)	-	4	15	943
Consumer lots and raw land	547	(-)	-	(253)	294	15,878
Home equity lines of credit	490	(11)	-	17	496	26,033
Consumer other	88	(5)	5	(2)	86	4,208
Total	7,400	(55)	14	386	7,745	402,783
Individually evaluated:
Commercial real estate	35	(7)	354	38	420	25,144
Commercial construction	-	(-)	-	-	-	731
Commercial lots and raw land	303	(-)	-	(91)	212	6,967
Commercial and Industrial	-	(-)	-	-	-	126
Consumer real estate	12	(-)	2	(13)	1	532
Consumer lots and raw land	110	(-)	-	69	179	1,070
Home equity lines of credit	-	(1)	-	1	-	36
Consumer other	-	(-)	-	10	10	129
Total	460	(8)	356	14	822	34,735
Grand Total	$7,860	$(63)	$370	$400	$8,567	$437,518

The following table presents a roll forward summary of activity in the ALLL, based on historic loan classifications as previously reported, for the three months ended March 31, 2012.

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
Individually evaluated:
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

Note 7. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2013, and December 31, 2012, segregated by class of financing receivables:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$-
Commercial real estate	2,292	5,901
Commercial construction	-	29
Commercial lots and raw land	-	1,667
Commercial and Industrial	16	16
Consumer real estate	223	60
Consumer lots and raw land	84	667
Home equity lines of credit	-	-
Consumer other	24	26
Total performing TDR loans accounted for on an accrual basis	$2,639	$8,366
Percentage of total loans, net	0.6%	1.7%

The following table presents a roll forward of performing TDR loans for the three months ended March 31, 2013:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
March 31, 2013
Residential mortgage	$-	$-	$-	$-	$-
Commercial	7,613	883	-	(6,188)	2,308
Consumer	753	-	-	(422)	331
Total	$8,366	$883	$-	$(6,610)	$2,639

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of non-performing TDR loans for the three months ended March 31, 2013:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
March 31, 2013
Residential mortgage	$-	$-	$-	$-	$-
Commercial	11,385	-	(10)	(10,322)	1,053
Consumer	297	171	-	(468)	-
Total	$11,682	$171	$(10)	$(10,790)	$1,053

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the three months ended March 31, 2013, no loan modified as a TDR and listed as an addition in the tables above, subsequently defaulted during the period. In determining the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan.

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

The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or non-accrual loans. The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and non-accrual loan reports. On a loan-by-loan basis, the Bank restructures loans that were either on non-accrual basis or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring.

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

The following table provides information on multiple note restructures for certain commercial real estate loan workouts for the three months ended March 31, 2013, and 2012, respectively:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In thousands)
Note A Structure
Commercial real estate (1) (3)	$-	$3,810

Note B Structure
Commercial real estate (2) (3)	$-	$1,796
Reduction of interest income	$-	$32

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

(3) As a result of the bulk loan sale described under Item 2 of this report, all Note A and Note B structure loans have been sold.

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

Note 8. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the three months ended March 31, 2013, and 2012:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
March 31, 2013
OREO	$12,893	$300	$(1,865)	$-	$11,328

March 31, 2012
OREO	$17,005	$2,235	$(1,013)	$(903)	$17,324

Fair value adjustments made are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount.

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

Level 1-inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. The type of assets carried at Level 1 fair value generally includes investments such as U. S. Treasury and U. S. government agency securities.

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

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes other loans held for sale and OREO.

Assets measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$138,025	$-	$138,025	$-
Collateralized mortgage obligations-GSE	5,857	-	5,857	-
Municipal securities	26,438	-	26,438	-
Corporate bonds	6,000	-	6,000	-
Mortgage loans held for sale	3,292	-	3,292	-
Total March 31, 2013	$179,612	$-	$179,612	$-

Description	12/31/12	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$140,262	$-	$140,262	$-
Municipal securities	24,576	-	24,576	-
Mortgage loans held for sale	20,287	-	20,287	-
Total December 31, 2012	$185,125	$-	$185,125	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2013, and December 31, 2012:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/13	Level 1	Level 2	Level 3
Impaired loans, net (1)	$33,913	$-	$33,913	$-
Other loans held for sale	-	-	-	-
Other real estate owned	11,328	-	-	11,328
Total March 31, 2013	$45,241	$-	$33,913	$11,328

Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans, net (2)	$36,605	$-	$36,605	$-
Other loans held for sale	24,438	-	-	24,438
Other real estate owned	12,893	-	-	12,893
Total December 31, 2012	$73,936	$-	$36,605	$37,331

(1)	Includes $29.0 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)	Includes $30.1 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

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

OREO acquired through loan foreclosure is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. No fair value adjustments were made to OREO during the three months ended March 31, 2013, compared to $902,945 made during the three months ended March 31, 2012.

Net gains (losses) realized and included in earnings for the three months ended March 31, 2013, and 2012 are reported in other revenues as follows:

	Three Months Ended 3/31/13	Three Months Ended 3/31/12
Gain (loss) on sale of other real estate, net	$48,242	$(28,964)

No liabilities were measured at fair value on a recurring or non-recurring basis at March 31, 2013, or December 31, 2012.

Note 10. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at March 31, 2013, and December 31, 2012:

	Level in	March 31, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$8,058	$8,058	$8,984	$8,984
Interest-bearing deposits in other banks	Level 1	27,327	27,327	3,383	3,383
Investment securities available for sale	Level 2	176,320	176,320	164,838	164,838
Loans held for sale	Level 2	3,292	3,292	44,725	44,725
Loans and leases held for investment, net	Level 2	437,048	427,957	442,718	433,987
Stock in Federal Home Loan Bank of Atlanta	Level 2	849	849	1,859	1,859
Accrued interest receivable	Level 2	2,277	2,277	2,409	2,409

	Level in	March 31, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial liabilities:
Deposits	Level 2	$601,143	$599,616	$603,064	$600,901
Borrowed money:
Advances from FHLB	Level 2	-	-	16,500	16,500
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Investment Securities Available for Sale: The estimated fair value of investment securities is provided in Note 4 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input level 2.

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

Note 11. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of March 31, 2013, and December 31, 2012:

	3/31/13	12/31/12
	(In thousands)
Demand accounts:
Non-interest bearing checking	$92,229	$92,888
Interest bearing checking	142,202	142,108
Money market	44,469	39,667
Savings accounts	37,870	30,570
Certificate accounts	282,846	295,668
Total deposits	$599,616	$600,901

At March 31, 2013, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$17,475	$10,428	$27,903
Over three months through one year	41,794	25,207	67,001
Over one year through three years	74,044	95,212	169,256
Over three years to five years	8,103	10,583	18,686
Total time deposits	$141,416	$141,430	$282,846

The aggregate amount of time deposits with balances of $100,000 or more was $141,430,028 and $148,838,963 at March 31, 2013, and December 31, 2012, respectively.

Note 12. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2013. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008, and no additional options may be granted under the 1997 Plan. At March 31, 2013, the 1997 Plan had 51,004 outstanding unexercised shares, and the 2008 Plan includes 103,000 granted unexercised shares and 855,000 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three months ended March 31, 2013.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of March 31, 2013, and 2012, and changes during the three month periods ended March 31, 2013, and 2012 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended March 31, 2013:
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	$-
Forfeited/Expired	-	$-
Exercised	-	$-
Outstanding at March 31, 2013	154,004	$12.86	$(973,918)
Vested and Exercisable at March 31, 2013	115,004	$15.61	$(1,042,878)

Quarter Ended March 31, 2012:
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	$4.12
Forfeited/Expired	(5,562)	$15.13
Exercised	-	$-
Outstanding at March 31, 2012	181,271	$14.03	$(1,818,929)
Vested and Exercisable at March 31, 2012	131,789	$16.71	$(1,674,501)

No options were granted during the three months ended March 31, 2013, compared to 20,000 options granted during the three months ended March 31, 2012. The average fair value per share of options granted in the three months ended March 31, 2012, was $1.59. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three months ended March 31, 2013, and 2012:

	Three Months Ended 3/31/13	Three Months Ended 3/31/12
Dividend growth rate	0.0%	0.0%
Expected volatility	0.0%	37.4%
Average risk-free interest rate	0.0%	1.7%
Expected lives - years	-	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2013, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.12 – 10.91	81,000	7.83	$6.71	42,000	$8.51
$11.80 – 16.49	21,129	1.39	$14.26	21,129	$14.26
$17.27 – 25.07	41,625	4.08	$20.34	41,625	$20.34
$26.17 – 33.27	10,250	3.46	$28.26	10,250	$28.26
	154,004	5.64	$12.86	115,004	$15.61

A summary of nonvested option shares as of March 31, 2013, and 2012, and changes during the three months ended March 31, 2013, and 2012, is presented below:

	Shares	Price
Period Ended March 31, 2013:
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	$0.00
Forfeited	-	$0.00
Vested	(11,166)	$8.87
Nonvested at March 31, 2013	39,000	$4.77

Period Ended March 31, 2012:
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92

There were no options exercised during the three months ended March 31, 2013, or 2012. Consequently, there were no income tax benefits, nor any intrinsic value realized for option exercises during these reporting periods.

Net compensation cost charged against income for the Plans was $9,274 for the three months ended March 31, 2013, compared to net compensation cost of $1,803 for the three months ended March 31, 2012. There were no recapture credits against compensation expense for the three months ended March 31, 2013, compared to $16,977 of recapture credits, resulting from forfeited options, for the three months ended March 31, 2012. As of March 31, 2013, total unrecognized compensation cost on granted unexercised shares was $60,165, and is expected to be recognized during the next four years.

The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2013, and 2012:

	Three Months Ended 3/31/13	Three Months Ended 3/31/12
Increase (decrease) net income before income taxes	$9,274	$1,803
Increase (decrease) net income	$9,274	$1,657
Increase (decrease) basic earnings per share	$0.00	$0.00
Increase (decrease) diluted earnings per share	$0.00	$0.00

Note 13. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of March 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of Mach 31, 2013, and December 31, 2012, are listed below:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$79,227	17.18%	$80,185	16.53%
Tier 1 Capital (to Risk Weighted Assets)	73,425	15.92%	74,098	15.28%
Tier 1 Leverage Capital (to Average Assets)	73,425	10.62%	74,098	10.35%

Note 14. Recent Accounting Pronouncements. The following summarizes Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company.

In January 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this guidance is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities lending transactions. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this guidance is to improve reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income by component, and present either in the income statement or notes, significant amounts reclassified by the respective line items of net income. For public entities, this guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in this ASU provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting. The objective of this ASU is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

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

Bulk Loan Sale

On February 20, 2013, the Bank and Emerald Portfolio, LLC (“Emerald”), entered into an Asset Purchase Agreement. Pursuant to this agreement, the Bank sold to Emerald, a portfolio of problem held-for-sale loans with a pre-transaction book value of $46.5 million for a total purchase price of $25.1 million, subject to certain adjustments as provided in the agreement. The transaction closed on February 22, 2013. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013, and the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2013.

Comparison of Financial Condition at March 31, 2013, and December 31, 2012.

Total assets declined to $691.0 million at March 31, 2013, from $707.7 million at December 31, 2012. Earning assets declined to $643.5 million at March 31, 2013, from $654.8 million at December 31, 2012. The ratio of earning assets to total assets increased to 93.1% at March 31, 2013, from 92.5% at December 31, 2012. Total assets declined and our asset mix changed, as proceeds from the bulk loan transaction and the sale of mortgage loans held for sale were used to pay off maturing FHLB advances and to increase our level of interest-earning deposits and investment securities.

Interest-bearing deposits with banks increased to $27.3 million at March 31, 2013, from $3.4 million at December 31, 2012. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $176.3 million at March 31, 2013, from $164.8 million at December 31, 2012, reflecting the investment of a portion of the proceeds of the bulk loan sale. During the three months ended March 31, 2013, there were $19.9 million of purchases, $7.1 million of principal repayments, a $1.2 million decline in unrealized holding gains, and $120,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. During the three months ended March 31, 2013, the Bank continued to diversify its investment portfolio by adding defensive investments. While these bonds have a lower current yield than our legacy portfolio, they should help insulate earnings in a rising interest rate environment. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans held for sale declined to $3.3 million at March 31, 2013, from $44.7 million at December 31, 2012, reflecting the net effect of the bulk sale transaction and current business activity. During the three months ended March 31, 2013, there were $8.6 million of principal payments net of loan originations, $33.4 million of loan sales and $550,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment security purchases and general banking operations. Loans serviced for others increased to $330.3 million at March 31, 2013, from $313.8 million at December 31, 2012.

Loans and leases receivable held for investment, net of the allowance for loan and lease losses (“ALLL”) and deferred loan fees, declined to $428.0 million at March 31, 2013, from $434.0 million at December 31, 2012, reflecting current business activity. During the three months ended March 31, 2013, there were $5.0 million of principal payments net of originations, $307,000 of net recoveries, $400,000 of provisions for credit losses and $300,000 of transfers to other real estate owned (“OREO”). In addition, a portion of funds from principal repayments on loans held for investment was used to support the liquidity needs of the Bank.

Total loans held for investment on non-accrual status, including restructured loans (TDRs) on non-accrual status, increased to $5.3 million at March 31, 2013, from $4.4 million at December 31, 2012. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved.

However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the ALLL. Aside from the loans identified on nonaccrual status, there were no loans at March 31, 2013, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. The ratio of loans held for investment on nonaccrual status to total loans held for investment, increased to 1.2% at March 31, 2013, from 1.0% at December 31, 2012.

Based on an impairment analysis of the Bank’s loan and lease portfolio, there were $34.7 million of loans classified as impaired at March 31, 2013, net of $1.3 million in write-downs, compared to $37.5 million classified as impaired at December 31, 2012, net of $1.8 million in write-downs. At March 31, 2013, and December 31, 2012, the allowance for loan and lease losses included $822,000 and $460,000 specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 5. Loans Held for Investment”, “Note 6. Allowance for Loan and Lease Losses” and “Note 7. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned acquired from foreclosures declined to $11.3 million at March 31, 2013, from $12.9 million at December 31, 2012. During the three months ended March 31, 2013, there were $300,000 of additions and $1.9 million of disposals. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits declined to $599.6 million at March 31, 2013, from $600.9 million at December 31, 2012. Demand accounts (personal and business checking accounts and money market accounts) and savings accounts increased to $316.8 million at March 31, 2013, from $305.2 million at December 31, 2012. Certificates of deposit (“CDs”) declined to $282.8 million at March 31, 2013, from $295.7 million at December 31, 2012. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the three months ended March 31, 2013. The Bank was able to reprice some of the maturing CDs and new CDs at lower rates, while a residual of them migrated to non-maturity deposits within the Bank. See “Note 11. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were no FHLB advances outstanding at March 31, 2013, compared to $16.5 million at December 31, 2012, reflecting the pay-off of these advances with a portion of the bulk loan sale proceeds. The Bank may use lower cost FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk.

Stockholders' equity increased to $75.5 million at March 31, 2013, from $74.7 million at December 31, 2012, reflecting the net effect of current period earnings and changes in accumulated other comprehensive income. The tangible equity to assets ratio increased to 10.31% at March 31, 2013, from 9.95% at December 31, 2012. There were 9,751,271 common shares outstanding at March 31, 2013, and December 31, 2012, respectively. Tangible book value per common share increased to $7.30 at March 31, 2013, from $7.22 at December 31, 2012. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income declined to $4.4 million at March 31, 2013, from $5.2 million at December 31, 2012, reflecting a decline in the net unrealized gains in the available for sale investment securities portfolio based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both March 31, 2013, and December 31, 2012. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking agencies. As of March 31, 2013, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since March 31, 2013, that management believes have changed the Bank's well capitalized category. See “Note 13. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Comparison of Operating Results – Three months ended March 31, 2013 and 2012.

Net income for the three months ended March 31, 2013, increased to $1.6 million, from $462,000 for the three months ended March 31, 2012. Earnings per diluted common share increased $0.16 for the three months ended March 31, 2013, from $0.05 per diluted common share for the three months ended March 31, 2012.

As disclosed above, and in our Form 10-K filed for the year ended December 31, 2012, the Bank executed a bulk sale of problem loans and took a significant valuation adjustment on loans and OREO, which was reflected in our December 31, 2012 quarterly operating results. The March 31, 2013, quarterly operating results begin to reflect the positive impact of those actions. Although the lower average volume of earning assets resulted in a decline in net interest income when compared with the quarter ended March 31, 2012, improvement in provisions for loan losses and non-interest expenses specifically related to the maintenance and valuation charges of OREO have driven earnings higher. As the Bank continues to shift its focus from asset remediation and disposition to activities which will grow earning assets, we anticipate further earnings enhancement.

The Bank remains focused on long-term strategies, including asset quality, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines. When combined with bulk disposition of problem assets, this strong capital position provides the Bank with a solid foundation from which to grow.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA improved to .91% for the three months ended March 31, 2013, from ..25% for the three months ended March 31, 2012. ROE improved to 8.02% for the three months ended March 31, 2013, from 2.18% for the three months ended March 31, 2012. The efficiency ratio improved to 70.34% for the three months ended March 31, 2013, from 76.63% for the three months ended March 31, 2012, reflecting the efforts focused on improving operating efficiency by managing net interest income and non-interest income, and reducing operating expenses.

Interest Income. Interest income was $7.7 million for the three months ended March 31, 2013, compared to $8.9 million for the three months ended March 31, 2012. The reduction in interest income is due primarily to lower interest rates during the comparative reporting periods, and a decline in the volume of average earning assets. Average earning assets declined to $647.1 million for the three months ended March 31, 2013, from $678.0 million for the three months ended March 31, 2012. The reduction in average earning assets reflects the net effect of the decrease in loans and leases receivable, and sales, purchases and principal payments on investment securities. The tax equivalent yield on average earning assets declined to 4.89% for the three months ended March 31, 2013, from 5.26% for the three months ended March 31, 2012. The yield on average earning assets has also been impacted by the decline in interest rates and average earning assets during the comparative reporting periods.

Interest Expense. Interest expense declined to $764,000 for the three months ended March 31, 2013, from $1.4 million for the three months ended March 31, 2012, reflecting a decline in interest rates between the comparative reporting periods and a decline in the volume of average interest-bearing liabilities. The cost of average interest-bearing liabilities improved to 0.59% for the three months ended March 31, 2013, from 1.02% for the three months ended March 31, 2012. The Company was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost money market accounts, pricing new CDs and repricing maturing CDs within the lower interest rate environment. Average interest-bearing liabilities declined to $525.7 million for the three months ended March 31, 2013, from $555.3 million for the three months ended March 31, 2012. Average noninterest-bearing demand deposits declined to $89.6 million for the three months ended March 31, 2013, from $97.0 million for the three months ended March 31, 2012.

Net Interest Income. Net interest income declined to $7.0 million for the three months ended March 31, 2013, from $7.5 million for the three months ended March 31, 2012. The tax equivalent interest rate spread increased to 4.30% for the three months ended March 31, 2013, from 4.24% for the three months ended March 31, 2012. The yield on average earning assets declined to 4.37% for the three ended March 31, 2013, from 4.42% for the three months ended March 31, 2012. The changes in interest rate spread and yield on average earning assets is a result of the current interest rate environment and volume of earning assets and interest-bearing liabilities outstanding, during the comparative reporting periods.

The following table contains comparative information relating to the Company’s average statement of financial condition and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three months ended March 31, 2013, and 2012. Average balances are derived from average daily balances. The interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The yield on average earning assets represents net interest income divided by average earning assets.

Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income.

Yield/Cost Analysis	March 31, 2013				March 31, 2012
			(Dollars in thousands)
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Interest earning assets:
Loans receivable	$468,417	$6,378	5.52%		$515,700	$7,667	5.95%
Investments and deposits	178,644	1,351	3.24	%(1)	162,343	1,247	3.07%
Total earning assets	647,061	7,729	4.89	%(1)	678,043	8,914	5.26%
Nonearning assets	54,819				66,352
Total assets	$701,880				$744,395

Interest bearing liabilities:
Deposits	$505,742	671	0.54%		$543,210	1,322	0.97%
Borrowings	9,640	6	0.25%		1,759	1	0.23%
Junior subordinated debentures	10,310	87	3.42%		10,310	92	3.57%
Total interest-bearing liabilities	525,692	764	0.59%		555,279	1,415	1.02%
Noninterest bearing demand deposits	89,643	0	0.00%		97,027	0	0.00%
Total sources of funds	615,335	764	0.50%		652,306	1,415	0.87%
Other liabilities and stockholders’ equity:
Other liabilities	7,367				7,507
Stockholders' equity	79,178				84,582
Total liabilities and stockholders' equity	$701,880				$744,395
Net interest income		$6,965				$7,499
Interest rate spread (1) (2)			4.30%				4.24%
Net funding spread (1) (3)			4.39%				4.39%
Net yield on earning assets (4)			4.37%				4.42%
Ratio of earning assets to interest bearing liabilities			123.09%				122.11%
(1)	Shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including demand accounts.
(4)	Net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $400,000 of provisions for credit losses in the three months ended March 31, 2013, compared to $1.8 million in the three months ended March 31, 2012. The reduction in provisions for credit losses is attributable to the net impact of the bulk sale transaction and management’s efforts in improving asset quality. The provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 6. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Allowance for Loan and Lease Losses. The Bank maintains the ALLL at levels management believes are adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL.

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and leases portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease receivable portfolio, management believes the Bank has established the ALLL pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment. Management reassesses the information upon which it bases the ALLL quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL.

The ALLL was $8.6 million at March 31, 2013, compared to $7.9 million December 31, 2012, reflecting provisions for credit losses and net recoveries. During the three months ended March 31, 2013, there were $400,000 of provisions for credit losses and $307,000 of net recoveries. The ratio of the ALLL to loans and leases held for investment was 1.96% at March 31, 2013, compared to 1.77% at December 31, 2012. See “Note 6. Allowance for Loan and Lease Losses” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Noninterest Income. Noninterest income declined to $2.6 million for the three months ended March 31, 2013, from $3.2 million for the three months ended March 31, 2012. Noninterest income consists of fees, service charges and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income.

The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees collected increased to $1.8 million for the three months ended March 31, 2013, from $1.7 million for the three months ended March 31, 2012. Fees, service charges and loan servicing fees earned during each period are influenced by the volume of loans receivable and deposits outstanding, the volume of the various types of loan and deposit account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Gains on sales of mortgage loans held for sale increased to $550,000 for the three months ended March 31, 2013, from $305,000 for the three months ended March 31, 2012. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

There were no gains recorded from sales of investment securities available for sale for the three months ended March 31, 2013, compared to $1.0 million for the three months ended March 31, 2012. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of mitigating non-performing assets, the Bank recorded net gains on sales of OREO properties of $48,000 in the three months ended March 31, 2013, compared to net losses of $29,000 in the three months ended March 31, 2012. See “Note 8. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Noninterest Expense. Noninterest expense declined to $6.8 million for the three months ended March 31, 2013, from $8.2 million for the three months ended March 31, 2012.

Compensation and fringe benefits, the largest component of noninterest expense, declined to $3.6 million for the three months ended March 31, 2013, from $4.2 million for the three months ended March 31, 2012. The three months ended March 31, 2012 included a $470,000 accrual of retirement benefits for the previous CEO. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and support anticipated future growth.

FDIC insurance premiums declined to $236,000 for the three months ended March 31, 2013, from $252,000 for the three months ended March 31, 2012, reflecting the decline in the volume of total assets and Tier 1 capital. The FDIC has changed the deposit insurance assessment calculation to be based on assets and Tier 1 capital, rather than on deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and carrying OREO properties declined by $1.1 million in the three months ended March 31, 2013, when compared to the three months ended March 31, 2012. There were no valuation adjustments recorded during the three months ended March 31, 2013, compared to $903,000 recorded during the three months ended March 31, 2012. In addition, the costs of maintenance and other related expenses associated with carrying OREO properties declined to $172,000 for the three months ended March 31, 2013, from $375,000 in the three months ended March 31, 2012. See “Note 8. Other Real Estate Owned” and “Note 9. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Data processing costs increased marginally to $606,000 for the three months ended March 31, 2013, from $598,000 for the three months ended March 31, 2012. The three months ended March 31, 2012 reflected favorable initial pricing from a core data processing system upgrade completed during that reporting period.

Other noninterest expenses including premises and equipment, advertising, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., remained relatively consistent during the respective reporting periods.

Income Taxes. Income tax expense increased to $883,000 for the three months ended March 31, 2013, from $201,000 for the three months ended March 31, 2012. Income tax expense results from the volume of pretax income, tax exempt income, deductible expenses, the application of permanent and temporary differences and the statutory income tax rates in effect during each period. The effective income tax rates were 36.04% for the three months ended March 31, 2013, compared to 30.32% for the three months ended March 31, 2012. See “Critical Accounting Policies” below for additional information.

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

At March 31, 2013, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $215.0 million, compared to $221.9 million at December 31, 2012. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio increased to 32.47% at March 31, 2013, from 29.73% December 31, 2012, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and from lines of credit, and the availability of loans and investment securities held for sale. At March 31, 2013, the Bank had $144.2 million of credit availability with the FHLB, of which there was lendable collateral value totaling $64.8 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, the Bank had $45.0 million of pre-approved, but unused lines of credit.

While scheduled principal repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank strives to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at March 31, 2013, and December 31, 2012. See “Note 13. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Loan Impairment and Allowance for Loan and Lease Losses. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan or lease is impaired. The internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases portfolio will not require additional adjustments to the ALLL.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.19	Asset Purchase Agreement by and between First South Bancorp, Inc., First South Bank, and Emerald Portfolio, LLC dated as of February 20, 2013 (Incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-22219))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean	By:	/s/ Kristie W. Hawkins
	Scott C. McLean		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: May 14, 2013		Date: May 14, 2013

