Form 10-Q
period 2013-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2013-08-08
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Yes ☐   No ☒

Number of shares of common stock outstanding as of August 8, 2013: 9,751,271.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2013
	(unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and
	Six Months Ended June 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity for the
	Six Months Ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2013 and 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Exhibits

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(unaudited)	(*)
Assets

Cash and due from banks	$10,883,987	$8,983,819
Interest-earning deposits with banks	12,264,516	3,382,570
Investment securities available for sale, at fair value	162,336,133	164,838,012
Loans held for sale:
Mortgage loans	13,746,183	20,287,343
Other loans	-	24,438,107
Total loans held for sale	13,746,183	44,725,450

Loans and leases held for investment	434,046,474	441,847,019
Allowance for loan and lease losses	(8,604,354)	(7,860,195)
Net loans and leases held for investment	425,442,120	433,986,824

Premises and equipment, net	11,878,910	12,233,153
Other real estate owned	9,069,235	12,892,519
Federal Home Loan Bank stock, at cost	848,800	1,859,200
Accrued interest receivable	2,226,000	2,408,979
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,271,324	1,261,355
Identifiable intangible assets	23,580	39,300
Income tax receivable	2,698,386	10,785,272
Prepaid expenses and other assets	23,174,745	6,098,423

Total assets	$680,082,495	$707,713,452

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$92,539,793	$92,888,095
Interest bearing demand	177,965,784	181,774,772
Savings	49,173,336	30,570,259
Large denomination certificates of deposit	135,425,543	148,838,963
Other time	134,723,763	146,828,942
Total deposits	589,828,219	600,901,031
Borrowed money	-	16,500,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	6,056,244	5,349,368
Total liabilities	606,194,463	633,060,399

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,794,710	35,811,804
Retained earnings, substantially restricted	68,864,026	65,532,960
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income	1,099,052	5,178,045
Total stockholders' equity	73,888,032	74,653,053

Total liabilities and stockholders' equity	$680,082,495	$707,713,452

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$6,107,467	$7,447,269	$12,660,156	$15,113,844
Interest and dividends on investments and deposits	1,336,075	1,370,749	2,687,522	2,617,711
Total interest income	7,443,542	8,818,018	15,347,678	17,731,555

Interest expense:
Interest on deposits	625,772	1,249,628	1,296,498	2,570,823
Interest on borrowings	882	923	7,058	2,039
Interest on junior subordinated notes	89,125	91,117	176,340	183,311
Total interest expense	715,779	1,341,668	1,479,896	2,756,173

Net interest income	6,727,763	7,476,350	13,867,782	14,975,382
Provision for credit losses	-	775,000	400,000	2,615,000
Net interest income after provision for credit losses	6,727,763	6,701,350	13,467,782	12,360,382

Non-interest income:
Deposit fees and service charges	1,076,754	1,004,367	2,095,447	2,086,500
Loan fees and charges	461,753	450,258	926,836	848,262
Loan servicing fees	211,043	202,776	401,559	415,577
Gain (loss) on sale of other real estate, net	286,593	(47,056)	334,834	(76,021)
Gain on sale of mortgage loans	353,956	264,266	904,177	568,874
Gain on sale of investment securities	280,511	485,047	280,511	1,518,904
Other income	240,523	292,999	433,701	532,509
Total non-interest income	2,911,133	2,652,657	5,377,065	5,894,605

Non-interest expense:
Compensation and fringe benefits	3,620,564	4,387,489	7,184,381	8,545,101
Federal deposit insurance premiums	236,350	259,087	472,300	511,486
Premises and equipment	553,135	538,812	1,080,572	967,280
Advertising	39,116	67,531	82,062	133,565
Payroll and other taxes	355,927	357,480	746,407	763,275
Data processing	589,620	604,250	1,196,036	1,213,959
Amortization of intangible assets	120,254	124,942	238,319	225,498
Other real estate owned expense	544,889	1,307,097	717,184	2,585,396
Other	850,046	954,220	1,949,512	1,893,492
Total non-interest expense	6,909,901	8,600,908	13,666,773	16,839,052

Income before income tax expense	2,728,995	753,099	5,178,074	1,415,935
Income tax expense	964,339	272,348	1,847,008	473,288

NET INCOME	$1,764,656	$480,751	$3,331,066	$942,647

Per share data:
Basic earnings per share	$0.18	$0.05	$0.34	$0.10
Diluted earnings per share	$0.18	$0.05	$0.34	$0.10
Average basic shares outstanding	9,751,271	9,751,271	9,751,271	9,751,271
Average diluted shares outstanding	9,757,338	9,751,271	9,755,758	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Net income	$1,764,656	$480,571	$3,331,066	$942,647

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(5,018,543)	2,549,843	(6,245,509)	2,933,621
Tax effect	1,872,632	(903,718)	2,338,879	(885,958)
Unrealized holding gains (losses) on securities available-for-sale, net of tax	(3,145,911)	1,646,125	(3,906,630)	2,047,663

Reclassification adjustment for realized gains	(280,511)	(485,047)	(280,511)	(1,518,904)
Tax effect	108,148	187,005	108,148	585,598
Reclassification adjustment for realized gains, net of tax	(172,363)	(298,042)	(172,363)	(933,306)

Other comprehensive income (loss), net of tax	(3,318,274)	1,348,083	(4,078,993)	1,114,357

Comprehensive income (loss)	$(1,553,618)	$1,828,654	$(747,927)	$2,057,004

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2013 and 2012

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			3,331,066			3,331,066

Other comprehensive loss, net of taxes					(4,078,993)	(4,078,993)

Stock based compensation		(17,094)				(17,094)

Balance at June 30, 2013	$97,513	$35,794,710	$68,864,026	$(31,967,269)	$1,099,052	$73,888,032

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			942,647			942,647

Other comprehensive income, net of taxes					1,114,357	1,114,357

Stock based compensation		(2,103)				(2,103)

Balance at June 30, 2012	$97,513	$35,812,995	$77,452,728	$(31,967,269)	$4,772,206	$86,168,173

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(unaudited)

	Six Months Ended
	June 30
	2013	2012

Cash flows from operating activities:
Net income	$3,331,066	$942,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	400,000	2,615,000
Depreciation	547,029	491,284
Amortization of intangibles	238,319	225,498
Accretion of discounts and premiums on securities, net	323,725	49,980
Gain on disposal of premises and equipment	(4,800)	(10,295)
(Gain) loss on sale of other real estate owned	(334,834)	76,021
Gain on sale of loans held for sale	(904,177)	(568,874)
Gain on sale of investment securities available for sale	(280,511)	(1,518,904)
Stock based compensation income	(17,094)	(2,103)
Originations of loans held for sale, net	(5,874,776)	(44,047,926)
Proceeds from sale of loans held for sale	37,758,220	8,431,634
Other operating activities	(5,509,421)	3,432,937
Net cash provided by (used in) operating activities	29,672,746	(29,883,101)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	10,998,497	32,303,701
Proceeds from principal repayments of mortgage-backed securities available for sale	13,245,147	11,143,010
Originations of loans held for investment, net of principal repayments	7,691,823	23,374,195
Proceeds from disposal of other real estate owned	4,235,298	2,996,297
Proceeds from disposal of premises and equipment	4,800	34,900
Purchases of investment securities available for sale	(28,310,999)	(28,800,967)
Sale of FHLB stock	1,010,400	598,700
Purchase of premises and equipment	(192,786)	(1,457,455)
Net cash provided by investing activities	8,682,180	40,192,381
Cash flows from financing activities:
Net decrease in deposit accounts	(11,072,812)	(7,986,873)
Net decrease in FHLB borrowings	(16,500,000)	-
Net change in repurchase agreements	-	(338,035)
Net cash used in financing activities	(27,572,812)	(8,324,908)

Increase in cash and cash equivalents	10,782,114	1,984,372
Cash and cash equivalents, beginning of period	12,366,389	32,774,319
Cash and cash equivalents, end of period	$23,148,503	$34,758,691

Supplemental disclosures:
Other real estate acquired in settlement of loans	$452,881	$5,713,530
Exchange of loans for mortgage-backed securities	-	38,223,402
Cash paid for interest	1,439,696	2,550,787

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2013, are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three and six months ended June 30, 2013, there were 6,067 and 4,487 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock. For the three and six months ended June 30, 2012, there were no stock options that were dilutive because exercise prices exceeded the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$122,858	$3,675	$241	$126,292
Municipal securities	30,706	23	1,529	29,200
Corporate bonds	7,000	-	156	6,844
Total	$160,564	$3,698	$1,926	$162,336

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$132,520	$7,785	$43	$140,262
Municipal securities	24,019	557	-	24,576
Total	$156,539	$8,342	$43	$164,838

The following tables summarize investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$20,968	$241	$-	$-	$20,968	$241
Municipal securities	26,446	1,529	-	-	26,446	1,529
Corporate bonds	6,844	156	-	-	6,844	156
Total	$54,258	$1,926	$-	$-	$54,258	$1,926

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair Value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Mortgage-backed securities	$3,294	$43	$-	$-	$3,294	$43
Total	$3,294	$43	$-	$-	$3,294	$43

The following table summarizes the amortized cost and fair values of securities available for sale at June 30, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Mortgage-backed securities
Amortized cost	$900	$49,763	$26,491	$40,176
Fair value	942	50,990	27,265	41,577
Collateralized mortgage obligations-GSE
Amortized cost	-	5,528	-	-
Fair value	-	5,518	-	-
Municipal securities
Amortized cost	-	3,802	21,115	5,789
Fair value	-	3,783	20,108	5,309
Corporate bonds
Amortized cost	-	-	7,000	-
Fair value	-	-	6,844	-
Total
Amortized cost	$900	$59,093	$54,606	$45,965
Fair value	$942	$60,291	$54,217	$46,886

Mortgage-backed securities with an amortized cost of $5.4 million and $2.7 million, respectively, were pledged as collateral for public deposits at June 30, 2013 and December 31, 2012, respectively.

Note 5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at June 30, 2013 and December 31, 2012, the Bank marked these mortgage loans to market. Mortgage loans held for sale at June 30, 2013 and December 31, 2012, had estimated fair market values of $13,746,183 and $20,287,343, respectively. Other loans held for sale with a fair market value of $24,438,107 at December 31, 2012, were subsequently sold during the first quarter of 2013 in a bulk loan sale transaction. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” “Bulk Loan Sale” below for additional information.

The Bank originates certain mortgage loans for sale that are approved by secondary investors. Their terms are set by the secondary investor, and they are transferred within a short time period after the Bank initially funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with its secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at June 30, 2013 and December 31, 2012, respectively:

Forward Contracts	June 30, 2013		December 31, 2012
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$316	$13,827	$-	$-

Note 6. Loans Held for Investment. Loans held for investment at June 30, 2013 and December 31, 2012, respectively, are summarized as follows:

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$73,830	17.0%	$72,505	16.4%
Residential construction	2,559	0.6	2,834	0.6
Residential lots and raw land	920	0.2	885	0.2
Total mortgage loans	77,309	17.8	76,224	17.2

Commercial loans and leases:
Commercial real estate	214,999	49.4	216,618	48.9
Commercial construction	17,061	3.9	20,495	4.6
Commercial lots and raw land	31,363	7.2	34,785	7.9
Commercial and Industrial	20,972	4.8	20,768	4.7
Lease receivables	6,722	1.6	5,712	1.3
Total commercial loans and leases	291,117	66.9	298,378	67.4

Consumer loans:
Consumer real estate	20,143	4.6	19,350	4.4
Consumer construction	453	0.1	681	0.1
Consumer lots and raw land	16,239	3.7	17,249	3.9
Home equity lines of credit	25,556	5.9	26,654	6.0
Consumer other	4,250	1.0	4,347	1.0
Total consumer loans	66,641	15.3	68,281	15.4

Gross loans held for investment	435,067	100.0%	442,883	100.0%

Less deferred loan origination fees, net	1,021		1,036
Less allowance for loan and lease losses	8,604		7,860

Net loans held for investment	$425,442		$433,987

The Bank has pledged certain loans secured by one-to-four family residential properties as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $89.3 million and $99.2 million at June 30, 2013 and December 31, 2012, respectively.

The following table details non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual status:
Residential real estate	$1,953	$-
Commercial real estate	1,580	1,100
Commercial construction	-	-
Commercial lots and raw land	1,307	1,385
Commercial and Industrial	87	87
Consumer real estate	302	77
Consumer lots and raw land	248	-
Home equity lines of credit	78	97
Consumer other	4	1
Total loans accounted for on a non-accrual status	5,559	2,747

TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	157	1,593
Commercial construction	-	-
Commercial lots and raw land	833	-
Commercial and Industrial	-	12
Consumer real estate	-	-
Total Past Due TDRs on a non-accrual status	990	1,605

Performing TDRs:
Commercial real estate	56	83
Commercial construction	-	-
Commercial lots and raw land	762	-
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on non-accrual status	818	83
Total TDR loans accounted for on a non-accrual status	1,808	1,688
Total non-accrual loans	$7,367	$4,435
Percentage of total loans held for investment, net	1.7%	1.0%
Loans over 90 days past due and still accruing	762	880
Other real estate owned	$9,069	$12,893
Total non-performing assets	$17,198	$18,208

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $209,362 and $176,277 at June 30, 2013 and December 31, 2012, respectively.

The following tables present an age analysis of past due loans held for investment, segregated by class of loans as of June 30, 2013 and December 31, 2012, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
June 30, 2013
Residential real estate	$-	$725	$2,714	$3,439	$70,391	$73,830	$762
Residential construction	-	-	-	-	2,559	2,559	-
Residential lots and raw land	-	12	-	12	908	920	-
Commercial real estate	861	1,266	749	2,876	212,123	214,999	-
Commercial construction	-	-	-	-	17,061	17,061	-
Commercial lots and raw land	573	-	1,730	2,303	29,060	31,363	-
Commercial and Industrial	160	-	10	170	20,802	20,972	-
Lease receivables	-	-	-	-	6,722	6,722	-
Consumer real estate	234	7	226	467	19,676	20,143	-
Consumer construction	-	-	-	-	453	453	-
Consumer lots and raw land	40	403	248	691	15,548	16,239	-
Home equity lines of credit	81	72	14	167	25,389	25,556	-
Consumer other	20	5	1	26	4,224	4,250	-
Total	$1,969	$2,490	$5,692	$10,151	$424,916	$435,067	$762

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2012
Residential real estate	$3,080	$1,205	$593	$4,878	$67,627	$72,505	$593
Residential construction	-	-	-	-	2,834	2,834	-
Residential lots and raw land	14	-	-	14	871	885	-
Commercial real estate	2,806	763	2,492	6,061	210,557	216,618	53
Commercial construction	-	-	-	-	20,495	20,495	-
Commercial lots and raw land	1,251	1,655	964	3,870	30,915	34,785	-
Commercial and Industrial	196	29	19	244	20,524	20,768	-
Lease receivables	17	-	186	203	5,509	5,712	203
Consumer real estate	352	400	31	783	18,567	19,350	31
Consumer construction	-	-	-	-	681	681	-
Consumer lots and raw land	73	-	-	73	17,176	17,249	-
Home equity lines of credit	190	19	15	224	26,430	26,654	-
Consumer other	13	-	-	13	4,334	4,347	-
Total	$7,992	$4,071	$4,300	$16,363	$426,520	$442,883	$880

The following tables present information on loans that were considered impaired as of June 30, 2013 and December 31, 2012. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At June 30, 2013, impaired loans included $6.0 million of TDRs, compared to $7.5 million at December 31, 2012.

June 30, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,110	$1,110	$-	$555	$7
Commercial real estate	21,696	21,696	-	22,082	611
Commercial construction	669	669	-	700	12
Commercial lots and raw land	5,430	5,430	-	5,700	157
Commercial and Industrial	126	126	-	126	4
Consumer real estate	416	416	-	448	10
Consumer lots and raw land	330	330	-	335	1
Home equity lines of credit	35	35	-	36	1
Consumer other	95	95	-	107	2
Subtotal:	29,907	29,907	-	30,089	805

With an allowance recorded:
Residential real estate	1,834	1,834	299	917	24
Commercial real estate	2,769	2,769	535	2,723	68
Commercial lots and raw land	997	997	255	997	6
Consumer real estate	168	168	16	110	2
Consumer lots and raw land	825	825	310	778	15
Home equity lines of credit	10	10	10	10	-
Subtotal:	6,603	6,603	1,425	5,535	115

Totals:
Mortgage	2,944	2,944	299	1,472	31
Commercial	31,687	31,687	790	32,328	858
Consumer	1,879	1,879	336	1,824	31
Grand Total:	$36,510	$36,510	$1,425	$35,624	$920

December 31, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$25,703	$27,400	$-	$33,191	$1,504
Commercial construction	382	382	-	2,125	14
Commercial lots and raw land	5,963	5,963	-	13,894	262
Commercial and Industrial	126	126	-	1,284	6
Consumer real estate	373	373	-	584	20
Consumer lots and raw land	342	342	-	545	4
Home equity lines of credit	38	38	-	154	2
Consumer other	73	147	-	51	3
Subtotal:	33,000	34,771	-	51,828	1,815

With an allowance recorded:
Commercial real estate	1,912	1,912	35	3,420	116
Commercial lots and raw land	1,915	1,915	303	2,070	70
Consumer real estate	69	69	12	162	4
Consumer lots and raw land	582	582	110	632	28
Consumer other	47	47	-	71	2
Subtotal:	4,525	4,525	460	6,355	220

Totals:
Commercial	36,001	37,698	338	55,984	1,972
Consumer	1,524	1,598	122	2,199	63
Grand Total:	$37,525	$39,296	$460	$58,183	$2,035

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2013 and December 31, 2012, respectively:

June 30, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,949	113	83	740
3-Average	28,193	1,518	914	3,694
4-Acceptable	132,034	12,234	14,724	14,112
5-Watch	29,889	2,491	6,096	2,089
6-Special Mention	12,621	62	4,976	60
7-Substandard	9,313	643	4,570	277
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$214,999	$17,061	$31,363	$20,972

June 30, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Unsecured
	(In thousands)
1-Excellent	$-	$-	$-	$29	$-
2-Above Average	-	-	-	-	-
3-Average	45	-	145	24	1
4-Acceptable	16,008	453	11,183	24,796	3,776
5-Watch	2,789	-	1,913	242	315
6-Special Mention	765	-	2,274	348	34
7-Substandard	536	-	724	117	124
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$20,143	$453	$16,239	$25,556	$4,250

June 30, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$69,773	$2,559	$920	$6,639
5-Watch	441	-	-	65
6-Special Mention	687	-	-	18
7-Substandard	2,929	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$73,830	$2,559	$920	$6,722

December 31, 2012
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,752	-	129	900
3-Average	23,274	2,946	966	3,793
4-Acceptable	133,925	14,371	15,740	13,015
5-Watch	34,721	2,710	8,452	2,822
6-Special Mention	11,623	-	4,261	69
7-Substandard	11,323	468	5,237	169
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$216,618	$20,495	$34,785	$20,768

December 31, 2012
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Unsecured
	(In thousands)
1-Excellent	$-	$-	$-	$33	$-
2-Above Average	-	-	-	-	-
3-Average	47	-	152	24	5
4-Acceptable	16,298	681	12,835	26,014	3,712
5-Watch	1,826	-	1,896	196	461
6-Special Mention	849	-	2,281	282	40
7-Substandard	330	-	85	105	129
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,350	$681	$17,249	$26,654	$4,347

December 31, 2012
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$71,491	$2,834	$885	$5,694
5-Watch	785	-	-	-
6-Special Mention	229	-	-	18
7-Substandard	-	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$72,505	$2,834	$885	$5,712

Note 7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the six months ended June 30, 2013:

	June 30, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$-	$-	$(32)	$1,146	$70,886
Residential construction	45	-	-	(5)	40	2,559
Residential lots and raw land	14	-	-	1	15	920
Commercial real estate	3,342	-	11	(31)	3,322	190,534
Commercial construction	350	(12)	-	(62)	276	16,392
Commercial lots and raw land	504	-	-	57	561	24,936
Commercial and Industrial	353	(14)	2	48	389	20,846
Lease receivables	136	-	-	20	156	6,722
Consumer real estate	342	(28)	10	20	344	19,559
Consumer construction	11	-	-	(4)	7	453
Consumer lots and raw land	547	-	-	(187)	360	15,084
Home equity lines of credit	490	(11)	-	(1)	478	25,511
Consumer other	88	(7)	13	(9)	85	4,155
Total	7,400	(72)	36	(185)	7,179	398,557
Individually evaluated:
Residential real estate	-	-	-	299	299	2,944
Commercial real estate	35	(127)	494	133	535	24,465
Commercial construction	-	-	-	-	-	669
Commercial lots and raw land	303	-	11	(59)	255	6,427
Commercial and Industrial	-	-	-	-	-	126
Consumer real estate	12	(1)	2	3	16	584
Consumer lots and raw land	110	-	-	200	310	1,155
Home equity lines of credit	-	(1)	2	9	10	45
Consumer other	-	-	-	-	-	95
Total	460	(129)	509	585	1,425	36,510
Grand Total	$7,860	$(201)	$545	$400	$8,604	$435,067

The following table presents a roll forward summary of activity in the ALLL, based on historic loan classifications as previously reported, for the six months ended June 30, 2012.

	June 30, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential mortgage	$2,004	$(310)	$-	$(529)	$1,165	$75,240
Commercial real estate	8,117	(67)	19	(1,009)	7,060	241,914
Commercial construction	633	-	-	(237)	396	13,578
Commercial non-real estate	371	(24)	4	(34)	317	10,851
Commercial unsecured	75	(12)	3	7	73	2,508
Lease receivables	223	-	-	46	269	6,722
Consumer real estate	1,132	-	10	752	1,894	39,282
Home equity lines of credit	887	-	1	409	1,297	26,895
Consumer non-real estate	73	-	10	25	108	2,233
Consumer unsecured	68	(12)	6	48	110	2,292
Total	13,583	(425)	53	(522)	12,689	421,515
Individually evaluated:
Commercial real estate	1,160	(3,499)	1,162	2,403	866	76,555
Commercial construction	-	(39)	100	(61)	-	3,494
Commercial non-real estate	-	(620)	21	599	-	1,384
Commercial unsecured	-	(45)	15	42	12	200
Consumer real estate	450	(262)	70	(255)	3	2,124
Home equity lines of credit	-	(318)	1	751	434	1,163
Consumer non-real estate	-	(22)	3	19	-	27
Consumer unsecured	1	-	-	(1)	-	95
Total	1,611	(4,805)	1,372	3,137	1,315	85,042
Grand Total	$15,194	$(5,230)	$1,425	$2,615	$14,004	$506,457

Note 8. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2013 and December 31, 2012, segregated by class of financing receivables:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$1,051	$-
Commercial real estate	2,972	5,901
Commercial construction	-	29
Commercial lots and raw land	-	1,667
Commercial and Industrial	15	16
Consumer real estate	223	60
Consumer lots and raw land	73	667
Home equity lines of credit	-	-
Consumer other	22	26
Total performing TDR loans accounted for on an accrual basis	$4,356	$8,366
Percentage of total loans, net	1.0%	1.7%

The following tables present a roll forward of performing and non-performing TDR loans for the six months ended June 30, 2013:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
June 30, 2013
Residential mortgage	$-	$1,051	$-	$-	$1,051
Commercial	7,613	1,583	-	(6,209)	2,987
Consumer	753	-	-	(435)	318
Total	$8,366	$2,634	$-	$(6,644)	$4,356

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
June 30, 2013
Residential mortgage	$-	$-	$-	$-	$-
Commercial	11,385	925	(110)	(10,392)	1,808
Consumer	297	171	-	(468)	-
Total	$11,682	$1,096	$(110)	$(10,860)	$1,808

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

During the six months ended June 30, 2013, no loan modified as a TDR and listed as an addition in the tables above, subsequently defaulted during the period. In determining the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan. The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower.

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

The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of June 30, 2013, and 2012, respectively:

	June 30, 2013	June 30, 2012
	(In thousands)
Note A Structure
Commercial real estate (1) (4)	$-	$4,388

Note B Structure
Commercial real estate (2) (4)	$-	$2,129
Reduction of interest income (3)	$-	$65

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the six months ended June 30, 2013 and 2012, respectively, as a result of multiple note restructures.

(4) As a result of the bulk loan sale described under Item 2 of this report, all Note A and Note B structure loans have been sold.

The benefit of this workout strategy is for the A note to remain a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following this restructuring, the Note A credit classification generally improves from “substandard” to an unclassified risk grade.

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

Note 9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the six months ended June 30, 2013, and 2012, respectively:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
June 30, 2013
OREO	$12,893	$453	$(3,901)	$(376)	$9,069

June 30, 2012
OREO	$17,005	$5,714	$(3,073)	$(1,801)	$17,845

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

Note 10. Fair Value Measurement. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs of valuation techniques used to measure fair value of nonfinancial assets and liabilities. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. In order to determine the fair value, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy. Outlined below is the application of the fair value hierarchy to the Bank’s financial assets that are carried at fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, respectively:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/13	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$120,774	$-	$120,774	$-
Collateralized mortgage obligations-GSE	5,518	-	5,518	-
Municipal securities	29,200	-	29,200	-
Corporate bonds	6,844	-	6,844	-
Mortgage loans held for sale	13,746	-	13,746	-
Total June 30, 2013	$176,082	$-	$176,082	$-

Description	12/31/12	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$140,262	$-	$140,262	$-
Municipal securities	24,576	-	24,576	-
Mortgage loans held for sale	20,287	-	20,287	-
Total December 31, 2012	$185,125	$-	$185,125	$-

Assets measured at fair value on a non-recurring basis as of June 30, 2013, and December 31, 2012, respectively:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/13	Level 1	Level 2	Level 3
Impaired loans, net (1)	$35,085	$-	$35,085	$-
Other loans held for sale	-	-	-	-
Other real estate owned	9,069	-	-	9,069
Total June 30, 2013	$44,154	$-	$35,085	$9,069

Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans, net (2)	$37,065	$-	$37,065	$-
Other loans held for sale	24,438	-	-	24,438
Other real estate owned	12,893	-	-	12,893
Total December 31, 2012	$74,396	$-	$37,065	$37,331

(1)	Includes $29.9 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)	Includes $30.1 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

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

OREO is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $375,701 were made to OREO during both the three and six months ended June 30, 2013, compared to $898,091 and $1,801,036 made during the three and six months ended June 30, 2012, respectively.

Net gains and losses realized on sales of OREO and included in earnings for the three and six months ended June 30, 2013 and 2012, respectively, are reported in other revenues as follows:

	Three Months Ended 6/30/13	Three Months Ended 6/30/12	Six Months Ended 6/30/13	Six Months Ended 6/30/12
Net gains (losses) on sales of OREO	$286,593	$(47,056)	$334,834	$(76,021)

No liabilities were measured at fair value on a recurring or non-recurring basis at June 30, 2013 or December 31, 2012.

Note 11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at June 30, 2013, and December 31, 2012, respectively:

	Level in	June 30, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$10,884	$10,884	$8,984	$8,984
Interest-bearing deposits in other banks	Level 1	12,265	12,265	3,383	3,383
Investment securities available for sale	Level 2	162,336	162,336	164,838	164,838
Loans held for sale	Level 2	13,746	13,746	44,725	44,725
Loans and leases held for investment, net	Level 2	427,713	425,442	442,718	433,987
Stock in Federal Home Loan Bank of Atlanta	Level 2	849	849	1,859	1,859
Accrued interest receivable	Level 2	2,226	2,226	2,409	2,409

	Level in	June 30, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial liabilities:
Deposits	Level 2	$591,284	$589,828	$603,064	$600,901
Borrowed money:
Advances from FHLB	Level 2	-	-	16,500	16,500
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Note 12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of June 30, 2013, and December 31, 2012:

	6/30/13	12/31/12
	(In thousands)
Demand accounts:
Non-interest bearing checking	$92,540	$92,888
Interest bearing checking	133,470	142,108
Money market	44,496	39,667
Savings accounts	49,173	30,570
Certificate accounts	270,149	295,668
Total deposits	$$589,828	$600,901

At June 30, 2013, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$18,284	$8,774	$27,058
Over three months through one year	63,549	69,180	132,729
Over one year through three years	47,808	53,912	101,720
Over three years to five years	5,082	3,560	8,642
Total time deposits	$134,723	$135,426	$270,149

The aggregate amount of time deposits with balances of $100,000 or more was $135,425,543 and $148,838,963 at June 30, 2013, and December 31, 2012, respectively.

Note 13. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2013. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2013, the 1997 Plan had 51,004 granted unexercised shares, and the 2008 Plan includes 117,500 granted unexercised shares and 840,500 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three and six months ended June 30, 2013.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of June 30, 2013 and 2012, and changes during the three and six month periods ended June 30, 2013 and 2012, respectively, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended June 30, 2013:
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	$-
Forfeited/Expired	-	$-
Exercised	-	$-
Outstanding at March 31, 2013	154,004	$12.86	$(973,918)
Granted	22,500	$6.52
Forfeited/Expired	(8,000)	$12.77
Exercised	-	$-
Outstanding at June 30, 2013	168,504	$12.02	$(933,512)
Vested and Exercisable at June 30, 2013	108,004	$15.72	$(997,957)

Quarter Ended June 30, 2012:
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	$4.12
Forfeited/Expired	(5,562)	$15.13
Exercised	-	$-
Outstanding at March 31, 2012	181,271	$14.03	$(1,818,929)
Granted	-	$-
Forfeited/Expired	(7,000)	$11.67
Exercised	-	$-
Outstanding at June 30, 2012	174,271	$14.13	$(1,756,525)
Vested and Exercisable at June 30, 2012	127,605	$16.90	$(1,639,791)

The average fair value per share of options granted was $2.47 for both the three and six months ended June 30, 2013, compared to none and $1.59 in the three and six months ended June 30, 2012. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended 6/30/13	Three Months Ended 6/30/12	Six Months Ended 6/30/13	Six Months Ended 6/30/12
Dividend growth rate	0.0%	0.0%	0.0%	0.0%
Expected volatility	37.1%	0.0%	37.1%	37.4%
Average risk-free interest rate	1.4%	0.0%	1.4%	1.7%
Expected lives - years	6	-	6	6

There were no income tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2013 or 2012. There was no intrinsic value for options exercised during the three and six months ended June 30, 2013 or 2012, as no options were exercised during the respective periods.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2013, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	79,500	8.71	$5.43	19,000	$5.48
$10.01 – 17.00	37,129	4.70	$12.32	37,129	$12.32
$17.01 – 26.00	41,625	3.90	$20.34	41,625	$20.34
$26.01 – 33.27	10,250	3.23	$28.26	10,250	$28.26
	168,504	6.30	$12.02	108,004	$15.72

A summary of nonvested option shares as of June 30, 2013 and 2012, and changes during the three and six months ended June 30, 2013 and 2012, is presented below:

	Shares	Price
Period Ended June 30, 2013:
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	$0.00
Forfeited/Expired	-	$0.00
Vested	(11,166)	$8.87
Nonvested at March 31, 2013	39,000	$4.77
Granted	22,500	$6.52
Forfeited/Expired	-	$0.00
Vested	(1,000)	$5.05
Nonvested at June 30, 2013	60,500	$5.42

Period Ended June 30, 2012:
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited/Expired	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92
Granted	-	$-
Forfeited/Expired	(2,666)	$11.91
Vested	(150)	$32.53
Nonvested at June 30, 2012	46,666	$6.55

Net compensation benefit credited to income for the Plans was $26,369 and $17,094 for the three and six months ended June 30, 2013, compared to net compensation benefit credited to income of $3,905 and $2,103 for the three and six months ended June 30, 2012. Total recapture credits against compensation expense due to forfeited options was $36,959 for both the three and six months ended June 30, 2013, compared to $21,141 and $38,118 for the three and six months ended June 30, 2012. As of June 30, 2013, total unrecognized compensation cost on granted unexercised shares was $105,193, and is expected to be recognized during the next five years.

The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost. The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended 6/30/13	Three Months Ended 6/30/12	Six Months Ended 6/30/13	Six Months Ended 6/30/12
Increase (decrease) net income before income taxes	$26,369	$3,905	$17,094	$2,103
Increase (decrease) net income	$26,369	$3,958	$17,094	$2,301
Increase (decrease) basic earnings per share	$0.00	$0.00	$0.00	$0.00
Increase (decrease) diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Note 14. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of June 30, 2013, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of June 30, 2013, and December 31, 2012, are listed below:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$81,118	17.33%	$80,185	16.53%
Tier 1 Capital (to Risk Weighted Assets)	75,230	16.07%	74,098	15.28%
Tier 1 Leverage Capital (to Average Assets)	75,230	11.03%	74,098	10.35%

Note 15. Recent Accounting Pronouncements. The following summarizes Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this guidance is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities lending transactions. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Note 16. Subsequent Events. Subsequent to June 30, 2013, the Company executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The effective date of the swap is December 30, 2014, and it has a five year term. In addition, the Bank entered into forward starting advances with the FHLB of Atlanta to receive $20.0 million of fixed rate long-term funding. There are a total four advances of $5.0 million each. The advances have various effective and maturity dates, with the first advance beginning in April of 2014. The Bank also sold approximately $32.5 million of lower coupon, fixed-rate, long-term mortgage-backed securities (MBS) and anticipates recording a net pretax gain on the sale during the quarter ended September 30, 2013. These MBS tend to under-perform other assets in a rising rate environment. The proceeds from this sale transaction will be redeployed into defensive investment securities, as well as being utilized to fund new loan production.

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

Bulk Loan Sale. On February 20, 2013, the Bank and Emerald Portfolio, LLC (“Emerald”), entered into an Asset Purchase Agreement. Pursuant to the agreement, the Bank sold to Emerald a portfolio of problem held-for-sale loans with a pre-transaction book value of $46.5 million, for a total purchase price of $25.1 million, subject to certain adjustments as provided in the agreement (the “bulk loan sale”). The transaction closed on February 22, 2013. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013, and the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2013. As described below, the bulk loan sale continued to have an impact on our financial condition and results of operations in the second quarter of 2013.

Comparison of Financial Condition at June 30, 2013, and December 31, 2012. Total assets declined to $680.1 million at June 30, 2013, from $707.7 million at December 31, 2012. Earning assets declined to $622.4 million at June 30, 2013, from $654.8 million at December 31, 2012. The ratio of earning assets to total assets was 91.5% at June 30, 2013, compared to 92.5% at December 31, 2012. Total assets declined and our asset mix changed, as proceeds from the bulk loan transaction and the sale of mortgage loans held for sale were used to pay off maturing FHLB advances and to increase our level of interest-earning deposits and investment securities.

Interest-bearing deposits with banks increased to $12.3 million at June 30, 2013, from $3.4 million at December 31, 2012. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale were $162.3 million at June 30, 2013, compared to $164.8 million at December 31, 2012, including the investment of a portion of the proceeds of the bulk loan sale. During the six months ended June 30, 2013, there were $28.3 million of purchases, $11.0 million of sales, $13.2 million of principal repayments, a $6.2 million decline in unrealized holding gains, and $324,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. During the six months ended June 30, 2013, the Bank continued to diversify its investment portfolio by adding defensive investments. While these investments have a lower current yield than our legacy portfolio, they should help insulate earnings in a rising interest rate environment. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans held for sale declined to $13.7 million at June 30, 2013, from $44.7 million at December 31, 2012, reflecting the net effect of the bulk sale transaction and current mortgage lending activity. During the six months ended June 30, 2013, there were $37.8 million of loan sales, $5.9 million of loan originations net of principal payments and $904,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general banking operations. Loans serviced for others increased to $319.1 million at June 30, 2013, from $313.8 million at December 31, 2012. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Loans and leases receivable held for investment, net of the allowance for loan and lease losses (“ALLL”) and deferred loan fees, declined to $425.4 million at June 30, 2013, from $434.0 million at December 31, 2012, reflecting current business activity. During the six months ended June 30, 2013, there were $7.3 million of principal payments net of originations, $344,000 of net recoveries, $400,000 of provisions for credit losses and $453,000 of transfers to other real estate owned (“OREO”). In addition, a portion of funds from principal repayments on loans held for investment was used to support the liquidity needs of the Bank.

Total loans held for investment on nonaccrual status, including restructured loans (TDRs) on non-accrual status, increased to $7.4 million at June 30, 2013, from $4.4 million at December 31, 2012. The ratio of loans held for investment on nonaccrual status to total loans held for investment, increased to 1.7% at June 30, 2013, from 1.0% at December 31, 2012. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the ALLL. Aside from the loans identified on nonaccrual status, there were no loans at June 30, 2013, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

Based on an impairment analysis of loans held for investment, there were $36.5 million of loans classified as impaired at June 30, 2013, compared to $37.5 million classified as impaired, net of $1.8 million in write-downs at December 31, 2012. At June 30, 2013 and December 31, 2012, the allowance for loan and lease losses included $1.4 million and $460,000 specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned acquired from foreclosures declined to $9.1 million at June 30, 2013, from $12.9 million at December 31, 2012. During the six months ended June 30, 2013, there were $453,000 of additions, $3.9 million of net disposals and $376,000 of valuation adjustments. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that the ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other assets increased to $23.2 million at June 30, 2013, from $6.1 million at December 31, 2012, reflecting the purchase of $10.0 million of bank owned life insurance (BOLI) and the recording of tax accounting entries associated with the bulk loan sale and the valuation adjustment on OREO.

The loss associated with the bulk sale of problem loans and the valuation adjustment on OREO previously reflected in our December 31, 2012 quarterly operating results, created a $10.8 million tax net operating loss carryover for the Company. Tax accounting entries to capture this change impacted our net income tax receivable and net deferred income tax accounts by $6.1 million, respectively, and are reflected in our June 30, 2013 balance sheet. Recording these entries had no effect on net income, total assets, or shareholders’ equity for the periods presented.

Total deposits declined to $589.8 million at June 30, 2013, from $600.9 million at December 31, 2012. Demand accounts (personal and business checking accounts and money market accounts) and savings accounts increased to $319.7 million at June 30, 2013, from $305.2 million at December 31, 2012. Certificates of deposit (“CDs”) declined to $270.1 million, or 45.8% of total deposits, at June 30, 2013, from $295.7 million, or 49.2% of total deposits, at December 31, 2012. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the three months ended June 30, 2013. The Bank was able to reprice some of the maturing CDs and new CDs at lower rates, while a residual of them migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were no FHLB advances outstanding at June 30, 2013, compared to $16.5 million at December 31, 2012, reflecting the pay-off of these advances with a portion of the bulk loan sale proceeds. The Bank may use FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk.

Stockholders' equity declined to $73.9 million at June 30, 2013, from $74.7 million at December 31, 2012. This decline reflects the $3.3 million of net income earned for the six months ended June 30, 2013, net of a $4.1 million reduction in accumulated other comprehensive income. The tangible equity to assets ratio increased to 10.24% at June 30, 2013, from 9.95% at December 31, 2012. There were 9,751,271 common shares outstanding at June 30, 2013, and December 31, 2012, respectively. Tangible book value per common share declined to $7.14 at June 30, 2013, from $7.22 at December 31, 2012. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income declined to $1.1 million at June 30, 2013, from $5.2 million at December 31, 2012, reflecting a decline in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both June 30, 2013, and December 31, 2012. Treasury shares are used for general purposes including the exercise of stock options and providing shares for potential future stock splits.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of June 30, 2013, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since June 30, 2013, that management believes have changed the Bank's well capitalized category. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Comparison of Operating Results – Three and six months ended June 30, 2013 and 2012. Net income for the three and six months ended June 30, 2013, increased to $1.8 million and $3.3 million, from $481,000 and $943,000 for the three and six months ended June 30, 2012. Earnings per diluted common share increased $0.18 and $0.34 for the three and six months ended June 30, 2013, from $0.05 and $0.10 per diluted common share for the three and six months ended June 30, 2012.

As discussed above, and disclosed in our Form 10-K for the year ended December 31, 2012, the Bank executed a bulk sale of problem loans and made significant fair value adjustments to loans and OREO, that were reflected in our December 31, 2012, quarterly and year end operating results. The June 30, 2013 quarterly and six months operating results reflect the positive impact of those actions. Although a lower average volume of earning assets resulted in a decline in net interest income when compared with the three and six months ended June 30, 2012, improvement in provisions for loan losses and non-interest expenses specifically related to the maintenance and valuation charges of OREO have enhanced earnings growth. As the Bank continues to shift its focus from asset remediation and disposition to activities which will grow earning assets, we anticipate further earnings enhancement. The Bank remains focused on long-term strategies, including asset quality, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines. When combined with bulk disposition of problem assets, this strong capital position provides the Bank with a solid foundation from which to grow.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA improved to 1.03% and .97% for the three and six months ended June 30, 2013, from .26% and .25% for the three and six months ended June 30, 2012. ROE improved to 9.22% and 8.62% for the three months ended June 30, 2013, from 2.26% and 2.22% for the three and six months ended June 30, 2012. The efficiency ratio improved to 71.69% and 71.01% for the three and six months ended June 30, 2013, from 84.84% and 78.45% for the three and six months ended June 30, 2012, reflecting the efforts focused on improving net interest income and non-interest income, and reducing operating expenses.

Interest Income. Interest income declined by $1.4 million and $2.4 million, respectively, to $7.4 million and $15.3 million for the three and six months ended June 30, 2013, from $8.8 million and $17.7 million for the comparative 2012 periods. The reduction in the amount of interest income and yield on average earning assets is primarily due to lower interest rates during the comparative reporting periods, a change in the mix of earning assets, and a decline in the volume of average earning assets. Average earning assets declined by 5.8% and 5.1%, respectively, to $636.5 million and $641.8 million for the three and six months ended June 30, 2013, from $676.0 million and $676.3 million for the comparative 2012 periods. The reduction in average earning assets reflects the combined net effect of a reduction in loans and leases receivable and investment securities, while being partially offset by the increase in interest-bearing deposits, as discussed above. The tax equivalent yield on average earning assets declined to 4.75% and 4.88% for the three and six months ended June 30, 2013, from 5.24% and 5.25% for the three and six months ended June 30, 2012.

Interest Expense. Interest expense declined by $626,000 and $1.3 million, respectively, to $716,000 and $1.5 million for the three and six months ended June 30, 2013, from $1.3 million and $2.8 million for the comparative 2012 periods, reflecting a reduction in pricing interest rates paid between the comparative reporting periods, as well as a change in the mix and reduced volume of average interest-bearing liabilities. The cost of average interest-bearing liabilities improved to 0.56% and 0.57% for the three and six months ended June 30, 2013, from 0.97% and 1.0% for the three and six months ended June 30, 2012. The Company was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs within the lower interest rate environment and the repayment of borrowed money. Average interest-bearing liabilities declined to $513.7 million and $519.7 million for the three and six months ended June 30, 2013, from $555.6 million and $553.9 million for the three and six months ended June 30, 2012. Average noninterest-bearing demand deposits declined to $92.1 million and $90.9 million for the three and six months ended June 30, 2013, from $94.9 million and $96.2 million for the three and six months ended June 30, 2012.

Net Interest Income. Net interest income declined to $6.7 million and $13.9 million for the three and six months ended June 30, 2013, from $7.5 million and $15.0 million for the three and six months ended June 30, 2012.

The tax equivalent net interest margin declined to 4.30% and 4.41% for the three and six months ended June 30, 2013, from 4.44% for both the three and six months ended June 30, 2012.

The decline in net interest margin is due primarily to a reduction in the volume, and a change in the mix composition of total earning assets during the comparative reporting periods. As discussed above, total average earning assets have declined during the comparative three and six month periods, while the amount of lower yielding investment securities and interest-bearing cash to total earning assets has increased. Additionally, the Bank has strategically made recent investments that are more defensive in nature that result in lower yields, but should perform favorably in a rising rate environment. We anticipate our margin to experience further compression as our mix of earning assets continues to change and as we take steps to protect our balance sheet from exposure to rising interest rates.

Yield/Cost Analysis. The following table contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2013, and 2012, presented on a tax equivalent yield basis.

Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents net interest income (tax adjusted basis) divided by average earning assets.

Yield/Cost Analysis	Quarter Ended June 30, 2013			Quarter Ended June 30, 2012
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$443,707	$6,108	5.52%	$503,740	$7,447	5.91%
Investments and deposits (1)	192,804	1,336	2.97%	172,301	1,371	3.25%
Total earning assets (1)	636,511	7,444	4.75%	676,041	8,818	5.24%
Nonearning assets	52,386			66,649
Total assets	$688,897			$742,690
Interest bearing liabilities:
Deposits	$502,071	626	.50%	$543,519	1,250	.92%
Borrowings	1,296	1	.31%	1,754	1	.23%
Junior subordinated debentures	10,310	89	3.45%	10,310	91	3.53%
Total interest-bearing liabilities	513,677	716	.56%	555,583	1,342	.97%
Noninterest bearing demand deposits	92,053	0	.00%	94,869	0	.00%
Total sources of funds	605,730	716	.47%	650,452	1,342	.83%
Other liabilities and stockholders’ equity:
Other liabilities	6,413			7,221
Stockholders' equity	76,754			85,017
Total liabilities and stockholders' equity	$688,897			$742,690
Net interest income		$6,728			$7,476
Interest rate spread (1) (2)			4.19%			4.27%
Net funding spread (1) (3)			4.28%			4.41%
Net interest margin (1) (4)			4.30%			4.44%
Ratio of earning assets to interest bearing liabilities			123.91%			121.68%

Yield/Cost Analysis	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$455,994	$12,660	5.60%	$509,960	$15,114	5.93%
Investments and deposits (1)	185,763	2,688	3.10%	166,365	2,618	3.15%
Total earning assets (1)	641,757	15,348	4.88%	676,325	17,732	5.25%
Nonearning assets	53,596			66,245
Total assets	$695,353			$742,570
Interest bearing liabilities:
Deposits	$503,897	1,297	.52%	$541,787	2,571	.95%
Borrowings	5,445	7	.26%	1,767	2	.23%
Junior subordinated debentures	10,310	176	3.44%	10,310	183	3.55%
Total interest-bearing liabilities	519,652	1,480	.57%	553,864	2,756	1.00%
Noninterest bearing demand deposits	90,854	0	.00%	96,235	0	.00%
Total sources of funds	610,506	1,480	.48%	650,099	2,756	.85%
Other liabilities and stockholders’ equity:
Other liabilities	6,887			7,606
Stockholders' equity	77,960			84,865
Total liabilities and stockholders' equity	$695,353			$742,570
Net interest income		$13,868			$14,976
Interest rate spread (1) (2)			4.31%			4.25%
Net funding spread (1) (3)			4.40%			4.40%
Net interest margin (1) (4)			4.41%			4.44%
Ratio of earning assets to interest bearing liabilities			123.50%			122.11%

(1)	Yield shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including demand accounts.
(4)	Net interest income (tax adjusted basis), divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded no provisions for credit losses in the three months ended June 30, 2013 and $400,000 in the six months ended June 30, 2013, compared to $775,000 in the three months ended June 30, 2012 and $2.6 million in the six months ended June 30, 2012. The reduction in provisions for credit losses is attributable to the net impact of the bulk sale transaction and management’s efforts in improving asset quality. The provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Allowance for Loan and Lease Losses. The Bank maintains the ALLL at levels management believes is adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL. The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and leases portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease receivable portfolio, management believes the Bank has established the ALLL pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The assessment of the adequacy of the ALLL includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective component areas assessed in terms of basis points used in determining the overall adequacy of the ALLL. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL validation. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ALLL. A -10 basis point component rating indicates the most positive effect on the ALLL. Management reassesses the information upon which it bases the ALLL quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three and six months ended June 30, 2013.

The ALLL was $8.6 million at June 30, 2013, compared to $7.9 million December 31, 2012, reflecting provisions for credit losses and net recoveries. During the six months ended June 30, 2013, there were $400,000 of provisions for credit losses and $344,000 of net recoveries. The ratio of the ALLL to loans and leases held for investment was 1.98% at June 30, 2013, compared to 1.77% at December 31, 2012. See “Note 7. Allowance for Loan and Lease Losses” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Noninterest Income. Noninterest income increased to $2.9 million for the three months ended June 30, 2013, from $2.7 million for the three months ended June 30, 2012; but declined to $5.4 million for the six months ended June 30, 2013, from $5.9 million for the six months ended June 30, 2012. Noninterest income consists of fees and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income.

The Bank strives to improve the amount of noninterest income earned across both deposit and loan service offerings. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges. We anticipate additional revenue from deposit and loan fees in the second half of 2013, as we focus on growing demand accounts and our loan portfolio.

Deposit fees and service charges were $1.1 million and $2.1 million for the three and six months ended June 30, 2013, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2012. Fees on loans and loan servicing fees were $673,000 and $1.3 million for the three and six months ended June 30, 2013, compared to $653,000 and $1.3 million for the three and six months ended June 30, 2012.

Gains on sales of mortgage loans held for sale increased to $354,000 and $904,000 for the three and six months ended June 30, 2013, from $264,000 and $569,000 for the three and six months ended June 30, 2012. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

Gains on sales of investment securities available for sale declined to $281,000 for both the three and six months ended June 30, 2013, from $485,000 and $1.5 million for the three and six months ended June 30, 2012. The investment securities sold during 2013 were lower coupon mortgage-backed securities that would not perform as well in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

As a result of efforts placed on reducing non-performing assets, the Bank recorded net gains on sales of OREO of $287,000 and $335,000 in the three and six months ended June 30, 2013, compared to net losses of $47,000 and $76,000 in the three and six months ended June 30, 2012. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, increased to $2.3 million and $4.8 million for the three and six months ended June 30, 2013, from $2.2 million and $4.5 million for the three and six months ended June 30, 2012.

Noninterest Expense. Noninterest expense declined to $6.9 million and $13.7 million for the three and six months ended June 30, 2013, from $8.6 million and $16.8 for the three and six months ended June 30, 2012.

Compensation and fringe benefits, the largest component of noninterest expense, declined to $3.6 million and $7.2 million for the three and six months ended June 30, 2013, from $4.4 million and $8.5 million for the three and six months ended June 30, 2012. The three and six months ended June 30, 2012 included $814,000 and $1.3 million of additional accruals for retirement benefits. The Bank will continue to manage staffing levels to ensure it meets ongoing customer needs and to support future growth.

FDIC insurance premiums declined to $236,000 and $472,000 for the three and six months ended June 30, 2013, from $259,000 and $511,000 for the three and six months ended June 30, 2012, reflecting the decline in the volume of total assets. The FDIC has changed the deposit insurance assessment calculation to be based on average total assets less average tangible capital, rather than on deposits.

Expenses attributable to valuation adjustments, renovating, maintenance and carrying OREO properties declined to $545,000 and $717,000 for the three and six months ended June 30, 2013, from $1.3 million and $2.6 million for the three and six months ended June 30, 2012. Valuation adjustments declined to $376,000 for both the three and six months ended June 30, 2013, from $898,000 and $1.8 million for the three and six months ended June 30, 2012. The costs of maintenance and other related expenses associated with carrying OREO properties declined to $169,000 and $409,000 for the three and six months ended June 30, 2013, from $341,000 and $784,000 for the three and six months ended June 30, 2012. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other noninterest expenses including premises and equipment, data processing, advertising, repairs and maintenance, office supplies, professional fees, taxes and insurance, etc., remained relatively consistent during the respective reporting periods.

Income Taxes. Income tax expense increased to $964,000 and $1.8 million for the three and six months ended June 30, 2013, from $272,000 and $473,000 for the three and six months ended June 30, 2012. Income tax expense results from the volume of pretax income, tax exempt income, deductible expenses, the application of permanent and temporary differences and the statutory income tax rates in effect during each period. The effective income tax rates were 35.34% and 35.67% for the three and six months ended June 30, 2013, compared to 36.16% and 33.42% for the three and six months ended June 30, 2012. See “Critical Accounting Policies” below for additional information.

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

At June 30, 2013, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $199.2 million, compared to $221.9 million at December 31, 2012. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 32.58% at June 30, 2013, compared to 29.73% December 31, 2012, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and from lines of credit, and the availability of loans and investment securities held for sale. At June 30, 2013, the Bank had $138.1 million of credit availability with the FHLB, of which there was lendable collateral value totaling $59.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at June 30, 2013, the Bank had $45.0 million of pre-approved, but unused lines of credit.

While scheduled principal repayments of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and general market interest rates, economic conditions and competition substantially influence loan prepayments. In addition, the Bank strives to manage its deposit pricing in order to maintain a desired deposit mix.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at June 30, 2013, and December 31, 2012. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. The ultimate impact of the implementation of the new regulatory capital standards on the Company and the Bank is currently being reviewed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean	By:	/s/ Kristie W. Hawkins
	Scott C. McLean		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: August 8, 2013		Date: August 8, 2013

