Form 10-Q
period 2013-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2013-11-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Yes ☐     No ☒

Number of shares of common stock outstanding as of November 12, 2013: 9,738,766.

CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2013
	(unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the Three and
	Nine Months Ended September 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity for the
	Nine Months Ended September 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2013 and 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

Exhibits

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(unaudited)	(*)
Assets

Cash and due from banks	$11,016,750	$8,983,819
Interest-earning deposits with banks	26,600,093	3,382,570
Investment securities available for sale, at fair value	148,830,605	164,838,012
Investment securities held to maturity	505,897	-
Loans held for sale:
Mortgage loans	9,183,416	20,287,343
Other loans	-	24,438,107
Total loans held for sale	9,183,416	44,725,450

Loans and leases held for investment	440,345,883	441,847,019
Allowance for loan and lease losses	(7,706,752)	(7,860,195)
Net loans and leases held for investment	432,639,131	433,986,824

Premises and equipment, net	11,759,163	12,233,153
Other real estate owned	8,995,915	12,892,519
Federal Home Loan Bank stock, at cost	848,800	1,859,200
Accrued interest receivable	2,281,440	2,408,979
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,268,145	1,261,355
Identifiable intangible assets	15,720	39,300
Income tax receivable	2,717,968	10,785,272
Bank-owned life insurance	10,132,954	-
Prepaid expenses and other assets	11,000,371	6,098,423

Total assets	$682,014,944	$707,713,452

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$99,350,110	$92,888,095
Interest bearing demand	173,131,783	181,774,772
Savings	60,576,116	30,570,259
Large denomination certificates of deposit	129,324,533	148,838,963
Other time	129,248,703	146,828,942
Total deposits	591,631,245	600,901,031
Borrowed money	-	16,500,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,045,866	5,349,368
Total liabilities	606,987,111	633,060,399

Common stock, $.01 par value, 25,000,000 shares authorized; 11,254,222 shares issued; 9,751,271 shares outstanding	97,513	97,513
Additional paid-in capital	35,800,258	35,811,804
Retained earnings, substantially restricted	70,400,856	65,532,960
Treasury stock, at cost	(31,967,269)	(31,967,269)
Accumulated other comprehensive income	696,475	5,178,045
Total stockholders' equity	75,027,833	74,653,053

Total liabilities and stockholders' equity	$682,014,944	$707,713,452

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$6,054,886	$6,989,959	$18,715,042	$22,341,724
Interest on investments and deposits	1,165,258	1,436,437	3,834,305	4,040,553
Total interest income	7,220,144	8,426,396	22,549,347	26,382,277

Interest expense:
Interest on deposits	611,975	1,002,028	1,908,473	3,572,851
Interest on borrowings	-	2,456	7,058	4,495
Interest on junior subordinated notes	82,391	91,671	258,731	274,981
Total interest expense	694,366	1,096,155	2,174,262	3,852,327

Net interest income	6,525,778	7,330,241	20,375,085	22,529,950
Provision for credit losses	-	1,961,965	400,000	4,576,965
Net interest income after provision for credit losses	6,525,778	5,368,276	19,975,085	17,952,985

Non-interest income:
Deposit fees and service charges	1,063,243	1,071,144	3,158,690	3,157,644
Loan fees and charges	513,188	287,913	1,440,024	898,254
Loan servicing fees	226,434	191,775	627,993	607,352
Gain (loss) on sale of other real estate, net	68,233	(56,176)	403,067	(132,197)
Gain on sale of mortgage loans	285,511	858,483	1,189,688	1,427,357
Gain on sale of investment securities	267,564	27,979	548,074	1,546,883
Other income	281,576	192,074	733,754	738,178
Total non-interest income	2,705,749	2,573,192	8,101,290	8,243,471

Non-interest expense:
Compensation and fringe benefits	3,838,796	3,851,587	11,530,092	12,927,593
Federal deposit insurance premiums	227,820	234,061	700,120	745,547
Premises and equipment	759,092	730,102	2,244,489	2,091,599
Advertising	84,228	23,217	166,290	156,782
Data processing	558,899	344,322	1,754,936	1,558,281
Amortization of intangible assets	119,253	115,388	357,573	340,887
Other real estate owned expense	287,527	315,660	1,004,711	2,901,057
Other	1,052,389	809,099	2,836,566	2,540,743
Total non-interest expense	6,928,004	6,423,436	20,594,777	23,262,489

Income before income tax expense	2,303,523	1,518,032	7,481,598	2,933,967
Income tax expense	766,694	552,067	2,613,702	1,025,355

NET INCOME	$1,536,829	$965,965	$4,867,896	$1,908,612

Per share data:
Basic earnings per share	$0.16	$0.10	$0.50	$0.20
Diluted earnings per share	$0.16	$0.10	$0.50	$0.20
Average basic shares outstanding	9,751,271	9,751,271	9,751,271	9,751,271
Average diluted shares outstanding	9,757,881	9,754,794	9,756,480	9,752,434

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net income	$1,536,829	$965,965	$4,867,896	$1,908,612

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(259,966)	1,721,129	(6,505,475)	4,654,750
Tax effect	97,496	(661,374)	2,436,375	(1,547,332)
Unrealized holding gains (losses) on securities available-for-sale, net of tax	(162,470)	1,059,755	(4,069,100)	3,107,418

Unrealized loss on interest rate hedge position	(121,788)	-	(121,788)	-
Tax effect	46,280	-	46,280	-
Unrealized loss on interest rate hedge position, net of tax	(75,508)		(75,508)

Reclassification adjustment for realized gains included in net income	(267,564)	(27,979)	(548,074)	(1,546,883)
Tax effect	102,965	10,767	211,112	596,365
Reclassification adjustment for realized gains, net of tax	(164,599)	(17,212)	(336,962)	(950,518)

Other comprehensive income (loss), net of tax	(402,577)	1,042,543	(4,481,570)	2,156,900

Comprehensive income	$1,134,252	$2,008,508	$386,326	$4,065,512

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2013 and 2012

(unaudited)

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			4,867,896			4,867,896

Other comprehensive loss, net of taxes					(4,481,570)	(4,481,570)

Stock based compensation		(11,546)				(11,546)

Balance at September 30, 2013	$97,513	$35,800,258	$70,400,856	$(31,967,269)	$696,475	$75,027,833

					Accumulated
			Retained		Other
		Additional	Earnings,		Comprehensive
	Common	Paid-in	Substantially	Treasury	Income,
	Stock	Capital	Restricted	Stock	Net	Total

Balance at December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net income			1,908,612			1,908,612

Other comprehensive income, net of taxes					2,156,900	2,156,900

Stock based compensation		(57,120)				(57,120)

Balance at September 30, 2012	$97,513	$35,757,978	$78,418,693	$(31,967,269)	$5,814,749	$88,121,664

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(unaudited)

	Nine Months Ended
	September 30
	2013	2012

Cash flows from operating activities:
Net income	$4,867,896	$1,908,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	400,000	4,576,965
Depreciation	828,139	782,686
Amortization of intangibles	357,573	340,887
Accretion of discounts and premiums on securities, net	569,243	160,118
Gain on disposal of premises and equipment	(11,050)	(2,168)
(Gain) loss on sale of other real estate owned	(403,067)	132,197
Gain on sale of loans held for sale	(1,189,688)	(1,427,357)
Gain on sale of investment securities available for sale	(548,074)	(1,546,883)
Stock based compensation income	(11,546)	(57,120)
Originations of loans held for sale, net	(18,813,631)	(58,526,668)
Proceeds from sale of loans held for sale	55,545,353	24,655,516
Other operating activities	5,704,904	1,749,234
Net cash provided by (used in) operating activities	47,296,052	(27,253,981)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	43,417,503	32,973,938
Proceeds from principal repayments of mortgage-backed securities available for sale	18,292,495	16,959,684
Originations of loans held for investment, net of principal repayments	(1,357,391)	30,478,907
Proceeds from disposal of other real estate owned	6,120,440	4,696,983
Proceeds from disposal of premises and equipment	11,050	96,041
Purchases of investment securities available for sale	(52,777,388)	(38,603,904)
Purchases of investment securities held to maturity	(505,818)	-
Purchases of bank-owned life insurance	(10,132,954)	-
Sale of FHLB stock	1,010,400	252,700
Purchase of premises and equipment	(354,149)	(1,625,238)
Net cash provided by investing activities	3,724,188	45,229,111
Cash flows from financing activities:
Net decrease in deposit accounts	(9,269,786)	(33,115,736)
Net decrease in FHLB borrowings	(16,500,000)	-
Net change in repurchase agreements	-	(122,551)
Net cash used in financing activities	(25,769,786)	(33,238,287)

Increase (decrease) in cash and cash equivalents	25,250,454	(15,263,157)
Cash and cash equivalents, beginning of period	12,366,389	32,774,319
Cash and cash equivalents, end of period	$37,616,843	$17,511,162

Supplemental disclosures:
Other real estate acquired in settlement of loans	$2,305,084	$7,932,811
Exchange of loans for mortgage-backed securities	-	41,034,564
Cash paid for interest	2,852,536	3,753,459

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013. Certain amounts in the unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 have been reclassified to conform with the presentation as of and for the respective periods ended September 30, 2013. The reclassifications had no effect on previously reported net income or stockholders’ equity.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2013, are based on weighted average shares of common stock outstanding, excluding treasury shares. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three and nine months ended September 30, 2013, there were 6,610 and 5,209 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock. For the three and nine months ended September 30, 2012, there were no stock options that were dilutive because exercise prices exceeded the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$96,360	$3,389	$257	$99,492
Municipal securities	44,225	89	1,845	42,469
Corporate bonds	7,000	11	141	6,870
Total	$147,585	$3,489	$2,243	$148,831

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$132,520	$7,785	$43	$140,262
Municipal securities	24,019	557	-	24,576
Total	$156,539	$8,342	$43	$164,838

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity (1):	Cost	Gains	Losses	Value
	(In thousands)
Government agency bonds	$506	$5	$-	$511
Total	$506	$5	$-	$511

(1). There were no securities classified as held to maturity at December 31, 2012.

The following tables summarize investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at September 30, 2013 and December 31, 2012. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$22,478	$240	$1,240	$17	$23,718	$257
Municipal securities	32,476	1,845	-	-	32,476	1,845
Corporate bonds	4,859	141	-	-	4,859	141
Total	$59,813	$2,226	$1,240	$17	$61,053	$2,243

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$3,294	$43	$-	$-	$3,294	$43
Total	$3,294	$43	$-	$-	$3,294	$43

The following table summarizes the amortized cost and fair values of the investment securities portfolio at September 30, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
Securities available for sale:	(In thousands)
Mortgage-backed securities
Amortized cost	$22	$47,251	$20,804	$23,128
Fair value	22	48,598	21,450	24,316
Collateralized mortgage obligations-GSE
Amortized cost	-	3,238	-	1,917
Fair value	-	3,218	-	1,888
Municipal securities
Amortized cost	-	5,864	33,139	5,222
Fair value	-	5,809	31,941	4,719
Corporate bonds
Amortized cost	-	-	7,000	-
Fair value	-	-	6,870	-
Total Amortized cost	$22	$56,353	$60,943	$30,267
Total Fair value	$22	$57,625	$60,261	$30,923

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
Securities held to maturity:	(In thousands)
Government agency bonds
Amortized cost	$-	$506	$-	$-
Fair value	-	511	-	-
Total Amortized cost	$-	$506	$-	$-
Total Fair value	$-	$511	$-	$-

Mortgage-backed securities with an amortized cost of $5.0 million and $2.7 million, respectively, were pledged as collateral for public deposits at September 30, 2013 and December 31, 2012, respectively. In addition, as of September 30, 2013, a government agency bond with an amortized cost of $506,000 was pledged as collateral on a forward starting interest rate swap transaction.

Note 5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at September 30, 2013 and December 31, 2012, the Bank marked these mortgage loans to market. Mortgage loans held for sale at September 30, 2013 and December 31, 2012, had estimated fair market values of $9,183,000 and $20,287,000, respectively. Other loans held for sale with a fair market value of $24,438,000 at December 31, 2012, were subsequently sold during the first quarter of 2013 in a bulk loan sale transaction. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” “Bulk Loan Sale” below for additional information.

The Bank originates certain mortgage loans for sale that are approved by secondary investors. Their terms are set by the secondary investor, and they are transferred within a short time period after the Bank initially funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with its secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at September 30, 2013 and December 31, 2012, respectively:

Forward Contracts	September 30, 2013		December 31, 2012
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$11,436	$11,341	$-	$-

Note 6. Loans Held for Investment. Loans held for investment at September 30, 2013 and December 31, 2012, respectively, are summarized as follows:

	September 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$66,652	15.1%	$72,505	16.4%
Residential construction	1,138	0.3	2,834	0.6
Residential lots and raw land	912	0.2	885	0.2
Total mortgage loans	68,702	15.6	76,224	17.2

Commercial loans and leases:
Commercial real estate	222,429	50.4	216,618	48.9
Commercial construction	22,577	5.1	20,495	4.6
Commercial lots and raw land	29,716	6.7	34,785	7.9
Commercial and Industrial	22,041	5.0	20,768	4.7
Lease receivables	7,467	1.7	5,712	1.3
Total commercial loans and leases	304,230	68.9	298,378	67.4

Consumer loans:
Consumer real estate	20,035	4.6	19,350	4.4
Consumer construction	814	0.2	681	0.1
Consumer lots and raw land	15,586	3.5	17,249	3.9
Home equity lines of credit	26,654	6.0	26,654	6.0
Consumer other	5,455	1.2	4,347	1.0
Total consumer loans	68,544	15.5	68,281	15.4

Gross loans held for investment	441,476	100.0%	442,883	100.0%

Less deferred loan origination fees, net	1,130		1,036
Less allowance for loan and lease losses	7,707		7,860

Net loans held for investment	$432,639		$433,987

The Bank has pledged certain loans secured by one-to-four family residential properties as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $96.9 million and $99.2 million at September 30, 2013 and December 31, 2012, respectively.

The following table details non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012
Non-accrual loans held for investment:	(Dollars in thousands)
Loans accounted for on a non-accrual status:
Residential real estate	$1,471	$-
Commercial real estate	1,062	1,100
Commercial construction	-	-
Commercial lots and raw land	1,019	1,385
Commercial and Industrial	-	87
Consumer real estate	312	77
Consumer lots and raw land	186	-
Home equity lines of credit	55	97
Consumer other	3	1
Total loans accounted for on a non-accrual status	4,108	2,747

TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	245	1,593
Commercial construction	-	-
Commercial lots and raw land	834	-
Commercial and Industrial	-	12
Consumer real estate	-	-
Consumer lots and raw land	257	-
Total Past Due TDRs on a non-accrual status	1,336	1,605

Performing TDRs:
Residential real estate	865	-
Commercial real estate	55	83
Commercial construction	-	-
Commercial lots and raw land	757	-
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on non-accrual status	1,677	83
Total TDR loans accounted for on a non-accrual status	3,013	1,688
Total non-accrual loans	$7,121	$4,435
Percentage of total loans held for investment, net	1.6%	1.0%
Loans over 90 days past due and still accruing	543	880
Other real estate owned	$8,996	$12,893
Total non-performing assets	$16,660	$18,208

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $223,790 and $176,277 at September 30, 2013 and December 31, 2012, respectively.

The following tables present an age analysis of past due loans held for investment, segregated by class of loans as of September 30, 2013 and December 31, 2012, respectively:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
September 30, 2013	(In thousands)
Residential real estate	$-	$1,642	$1,637	$3,279	$63,373	$66,652	$421
Residential construction	-	-	-	-	1,138	1,138	-
Residential lots and raw land	-	17	-	17	895	912	-
Commercial real estate	4,075	666	333	5,074	217,355	222,429	122
Commercial construction	-	-	-	-	22,577	22,577	-
Commercial lots and raw land	53	-	1,445	1,498	28,218	29,716	-
Commercial and Industrial	3	-	-	3	22,038	22,041	-
Lease receivables	-	-	-	-	7,467	7,467	-
Consumer real estate	260	88	238	586	19,449	20,035	-
Consumer construction	-	-	-	-	814	814	-
Consumer lots and raw land	3	-	443	446	15,140	15,586	-
Home equity lines of credit	167	15	27	209	26,445	26,654	-
Consumer other	21	-	-	21	5,434	5,455	-
Total	$4,582	$2,428	$4,123	$11,133	$430,343	$441,476	$543

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2012	(In thousands)
Residential real estate	$3,080	$1,205	$593	$4,878	$67,627	$72,505	$593
Residential construction	-	-	-	-	2,834	2,834	-
Residential lots and raw land	14	-	-	14	871	885	-
Commercial real estate	2,806	763	2,492	6,061	210,557	216,618	53
Commercial construction	-	-	-	-	20,495	20,495	-
Commercial lots and raw land	1,251	1,655	964	3,870	30,915	34,785	-
Commercial and Industrial	196	29	19	244	20,524	20,768	-
Lease receivables	17	-	186	203	5,509	5,712	203
Consumer real estate	352	400	31	783	18,567	19,350	31
Consumer construction	-	-	-	-	681	681	-
Consumer lots and raw land	73	-	-	73	17,176	17,249	-
Home equity lines of credit	190	19	15	224	26,430	26,654	-
Consumer other	13	-	-	13	4,334	4,347	-
Total	$7,992	$4,071	$4,300	$16,363	$426,520	$442,883	$880

The following tables present information on loans that were considered impaired as of September 30, 2013 and December 31, 2012. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At September 30, 2013, impaired loans included $5.8 million of TDRs, compared to $7.5 million at December 31, 2012.

Impaired Loans-September 30, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Residential real estate	$2,164	$2,461	$-	$1,091	$41
Commercial real estate	16,038	16,038	-	20,067	688
Commercial construction	715	715	-	705	22
Commercial lots and raw land	5,350	5,359	-	5,583	221
Commercial and Industrial	49	49	-	100	2
Consumer real estate	414	414	-	437	14
Consumer lots and raw land	328	328	-	333	2
Home equity lines of credit	33	33	-	35	1
Consumer other	95	95	-	103	3
Subtotal:	25,186	25,492	-	28,454	994

With an allowance recorded:
Residential real estate	205	205	57	680	1
Commercial real estate	3,219	3,219	506	2,888	130
Commercial lots and raw land	712	712	45	902	7
Consumer real estate	168	168	16	129	2
Consumer lots and raw land	575	575	105	710	22
Home equity lines of credit	9	9	9	9	1
Subtotal:	4,888	4,888	738	5,318	163

Totals:
Mortgage	2,369	2,666	57	1,771	42
Commercial	26,083	26,092	551	30,245	1,070
Consumer	1,622	1,622	130	1,756	45
Grand Total:	$30,074	$30,380	$738	$33,772	$1,157

Impaired Loans-December 31, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Commercial real estate	$25,703	$27,400	$-	$33,191	$1,504
Commercial construction	382	382	-	2,125	14
Commercial lots and raw land	5,963	5,963	-	13,894	262
Commercial and Industrial	126	126	-	1,284	6
Consumer real estate	373	373	-	584	20
Consumer lots and raw land	342	342	-	545	4
Home equity lines of credit	38	38	-	154	2
Consumer other	73	147	-	51	3
Subtotal:	33,000	34,771	-	51,828	1,815

With an allowance recorded:
Commercial real estate	1,912	1,912	35	3,420	116
Commercial lots and raw land	1,915	1,915	303	2,070	70
Consumer real estate	69	69	12	162	4
Consumer lots and raw land	582	582	110	632	28
Consumer other	47	47	-	71	2
Subtotal:	4,525	4,525	460	6,355	220

Totals:
Commercial	36,001	37,698	338	55,984	1,972
Consumer	1,524	1,598	122	2,199	63
Grand Total:	$37,525	$39,296	$460	$58,183	$2,035

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2013 and December 31, 2012, respectively:

September 30, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,002	221	79	634
3-Average	33,918	3,265	676	3,898
4-Acceptable	139,788	13,359	14,057	9,997
5-Watch	27,237	2,126	5,772	1,817
6-Special Mention	9,925	2,999	4,865	5,570
7-Substandard	8,559	607	4,267	125
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$222,429	$22,577	$29,716	$22,041

September 30, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
1-Excellent	$-	$-	$34	$28	$-
2-Above Average	-	-	-	-	-
3-Average	45	-	141	24	-
4-Acceptable	15,869	814	10,684	25,952	5,000
5-Watch	2,832	-	1,955	151	309
6-Special Mention	719	-	2,298	385	27
7-Substandard	570	-	474	114	119
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$20,035	$814	$15,586	$26,654	$5,455

September 30, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$62,544	$1,138	$912	$7,392
5-Watch	332	-	-	57
6-Special Mention	1,440	-	-	18
7-Substandard	2,336	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$66,652	$1,138	$912	$7,467

December 31, 2012
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,752	-	129	900
3-Average	23,274	2,946	966	3,793
4-Acceptable	133,925	14,371	15,740	13,015
5-Watch	34,721	2,710	8,452	2,822
6-Special Mention	11,623	-	4,261	69
7-Substandard	11,323	468	5,237	169
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$216,618	$20,495	$34,785	$20,768

December 31, 2012
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
1-Excellent	$-	$-	$-	$33	$-
2-Above Average	-	-	-	-	-
3-Average	47	-	152	24	5
4-Acceptable	16,298	681	12,835	26,014	3,712
5-Watch	1,826	-	1,896	196	461
6-Special Mention	849	-	2,281	282	40
7-Substandard	330	-	85	105	129
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,350	$681	$17,249	$26,654	$4,347

December 31, 2012
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$71,491	$2,834	$885	$5,694
5-Watch	785	-	-	-
6-Special Mention	229	-	-	18
7-Substandard	-	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$72,505	$2,834	$885	$5,712

Note 7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the nine months ended September 30, 2013:

	September 30, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
Collectively evaluated:	(In thousands)
Residential real estate	$1,178	$-	$-	$(272)	$906	$64,283
Residential construction	45	-	-	(27)	18	1,138
Residential lots and raw land	14	-	-	(1)	13	912
Commercial real estate	3,342	(104)	14	233	3,485	203,172
Commercial construction	350	(12)	1	9	348	21,862
Commercial lots and raw land	504	-	-	(4)	500	23,654
Commercial and Industrial	353	(18)	5	31	371	21,992
Lease receivables	136	-	-	(27)	109	7,467
Consumer real estate	342	(28)	14	(9)	319	19,453
Consumer construction	11	-	-	1	12	814
Consumer lots and raw land	547	-	-	(234)	313	14,683
Home equity lines of credit	490	(11)	-	33	512	26,612
Consumer other	88	(197)	21	151	63	5,360
Total	7,400	(370)	55	(116)	6,969	411,402
Individually evaluated:
Residential real estate	-	(424)	-	481	57	2,369
Commercial real estate	35	(215)	500	186	506	19,257
Commercial construction	-	-	-	-	-	715
Commercial lots and raw land	303	(24)	12	(246)	45	6,062
Commercial and Industrial	-	(1)	-	1	-	49
Consumer real estate	12	(1)	2	3	16	582
Consumer lots and raw land	110	(89)	-	84	105	903
Home equity lines of credit	-	(1)	3	7	9	42
Consumer other	-	-	-	-	-	95
Total	460	(755)	517	516	738	30,074
Grand Total	$7,860	$(1,125)	$572	$400	$7,707	$441,476

The following table presents a roll forward summary of activity in the ALLL, based on historic loan classifications as previously reported, for the nine months ended September 30, 2012.

	September 30, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
Collectively evaluated:	(In thousands)
Residential mortgage	$2,004	$(386)	$6	$271	$1,895	$75,158
Commercial real estate	8,117	(67)	19	(2,169)	5,900	225,736
Commercial construction	633	-	-	(161)	472	18,111
Commercial non-real estate	371	(25)	11	(67)	290	11,130
Commercial unsecured	75	(15)	3	18	81	2,923
Lease receivables	223	(19)	-	46	250	6,186
Consumer real estate	1,132	(1)	13	565	1,709	33,070
Home equity lines of credit	887	-	12	515	1,414	27,317
Consumer non-real estate	73	-	11	27	111	2,132
Consumer other	68	(15)	6	58	117	2,273
Total	13,583	(528)	81	(897)	12,239	404,036
Individually evaluated:
Commercial real estate	1,160	(4,330)	1,212	4,194	2,366	79,875
Commercial construction	-	(52)	102	(50)	-	2,538
Commercial non-real estate	-	(621)	27	606	12	1,319
Commercial unsecured	-	(45)	16	31	2	206
Consumer real estate	450	(358)	70	355	517	4,184
Home equity lines of credit	-	(321)	1	320	-	211
Consumer non-real estate	-	(23)	4	19	-	26
Consumer other	1	-	1	(1)	1	95
Total	1,611	(5,750)	1,433	5,474	2,768	88,454
Grand Total	$15,194	$(6,278)	$1,514	$4,577	$15,007	$492,490

Note 8. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2013 and December 31, 2012, segregated by class of financing receivables:

	September 30, 2013	December 31, 2012
Performing TDR loans accounted for on an accrual basis:	(Dollars in thousands)
Residential real estate	$288	$-
Commercial real estate	2,142	5,901
Commercial construction	-	29
Commercial lots and raw land	-	1,667
Commercial and Industrial	14	16
Consumer real estate	223	60
Consumer lots and raw land	71	667
Home equity lines of credit	-	-
Consumer other	20	26
Total performing TDR loans accounted for on an accrual basis	$2,758	$8,366
Percentage of total loans, net	0.6%	1.7%

The following tables present a roll forward of performing and non-performing TDR loans for the nine months ended September 30, 2013:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
September 30, 2013	(In thousands)
Residential mortgage	$-	$1,051	$-	$(763)	$288
Commercial	7,613	1,583	-	(7,040)	2,156
Consumer	753	-	-	(439)	314
Total	$8,366	$2,634	$-	$(8,242)	$2,758

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
September 30, 2013	(In thousands)
Residential mortgage	$-	$1,162	$(297)	$-	$865
Commercial	11,385	1,021	(110)	(10,405)	1,891
Consumer	297	428	-	(468)	257
Total	$11,682	$2,611	$(407)	$(10,873)	$3,013

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

During the nine months ended September 30, 2013, no loan modified as a TDR and listed as an addition in the tables above, subsequently defaulted during the period. In determining the allowance for loan and lease losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan. The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower. The Bank offers a variety of TDR programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered. The restructuring of a troubled loan may include, but is not limited to any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or non-accrual loans. The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and non-accrual loan reports. On a loan-by-loan basis, the Bank restructures loans that were either on non-accrual basis or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least nine months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required. The Bank has performed restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate.

The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of September 30, 2013, and 2012, respectively:

	September 30, 2013	September 30, 2012
	(In thousands)
Note A Structure
Commercial real estate (1) (4)	$-	$4,368
Note B Structure
Commercial real estate (2) (4)	$-	$2,129
Reduction of interest income (3)	$-	$103

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the nine months ended September 30, 2013 and 2012, respectively, as a result of multiple note restructures.

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

Note 9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the nine months ended September 30, 2013, and 2012, respectively:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
September 30, 2013
OREO	$12,893	$2,305	$(5,718)	$(484)	$8,996

September 30, 2012
OREO	$17,005	$7,933	$(4,830)	$(2,105)	$18,003

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

The Company groups assets and liabilities at fair value in the three levels listed below, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1- Valuation is based upon quoted prices for identical assets or liabilities traded in active markets that the reporting entity has the ability to access at the measurement date.

Level 2- Valuation is based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3- Valuation is generated from model based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Assets measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, respectively:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/13	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$94,386	$-	$94,386	$-
Collateralized mortgage obligations-GSE	5,106	-	5,106	-
Municipal securities	42,469	-	42,469	-
Corporate bonds	6,870	-	6,870	-
Securities held to maturity	511	-	511	-
Mortgage loans held for sale	9,183	-	9,183	-
Mortgage servicing rights	2,829	-	-	2,829
Bank-owned life insurance	10,133	-	-	10,133
Forward starting interest rate swap	(122)	-	(122)	-
Total September 30, 2013	$171,365	$-	$158,403	$12,962

Description	12/31/12	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$140,262	$-	$140,262	$-
Municipal securities	24,576	-	24,576	-
Mortgage loans held for sale	20,287	-	20,287	-
Mortgage servicing rights	1,661	-	-	1,661
Total December 31, 2012	$186,786	$-	$185,125	$1,661

Assets measured at fair value on a non-recurring basis as of September 30, 2013, and December 31, 2012, respectively:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/13	Level 1	Level 2	Level 3
Impaired loans, net (1)	$29,336	$-	$-	$29,336
Other real estate owned	8,996	-	-	8,996
Total September 30, 2013	$38,332	$-	$-	$38,332

Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans, net (2)	$37,065	$-	$-	$37,065
Other loans held for sale	24,438	-	-	24,438
Other real estate owned	12,893	-	-	12,893
Total December 31, 2012	$74,396	$-	$-	$74,396

(1)	Includes $24.3 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.
(2)	Includes $30.1 million of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 (formerly FAS 114) resulted in no impairment loss recognition.

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of securities available for sale and held to maturity. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics. The Company does not record loans held for investment at fair value on a recurring basis. However, when a loan is considered impaired an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above. Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as non-recurring Level 3.

OREO is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $108,615 and $484,316 were made to OREO during the three and nine months ended September 30, 2013, compared to $304,443 and $2,105,479 made during the three and nine months ended September 30, 2012, respectively.

Net gains and losses realized on sales of OREO and included in earnings for the three and nine months ended September 30, 2013 and 2012, respectively, are reported in other revenues as follows:

	Three Months Ended 9/30/13	Three Months Ended 9/30/12	Nine months Ended 9/30/13	Nine months Ended 9/30/12
Net gains (losses) on sales of OREO	$68,233	$(56,176)	$403,067	$(132,197)

No liabilities were measured at fair value on a recurring or non-recurring basis at September 30, 2013 or December 31, 2012.

Note 11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at September 30, 2013, and December 31, 2012, respectively:

	Level in	September 30, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
Financial assets:		(In thousands)
Cash and due from banks	Level 1	$11,017	$11,017	$8,984	$8,984
Interest-bearing deposits in other banks	Level 1	26,600	26,600	3,383	3,383
Securities available for sale	Level 2	148,831	148,831	164,838	164,838
Securities held to maturity	Level 2	511	506	-	-
Loans held for sale	Level 2	9,183	9,183	44,725	44,725
Loans and leases held for investment, net	Level 2	436,556	432,639	442,718	433,987
Stock in Federal Home Loan Bank of Atlanta	Level 2	849	849	1,859	1,859
Accrued interest receivable	Level 2	2,281	2,281	2,409	2,409
Mortgage servicing rights	Level 3	2,829	1,268	1,661	1,261
Bank-owned life insurance	Level 3	10,133	10,133	-	-
Forward starting interest rate swap	Level 2	(122)	(122)	-	-

	Level in	September 30, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
Financial liabilities:		(In thousands)
Deposits	Level 2	$593,318	$591,631	$603,064	$600,901
Borrowed money:
Advances from FHLB	Level 2	-	-	16,500	16,500
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Investment Securities Available for Sale and Held to Maturity: The estimated fair value of investment securities is provided in Note 4 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input level 2.

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

Mortgage Servicing Rights: The fair value of MSRs is estimated for those loans sold with servicing retained. The loans are stratified into pools by product type and within product type by interest rate and maturity. The fair value of the MSR is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing costs and other factors. Fair value hierarchy Input level 3.

Bank-Owned Life Insurance: The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the issuer. Fair value hierarchy Input level 3.

Forward Starting Interest Rate Swap: The Company has entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014. Fair value hierarchy Input level 2.

Financial Instruments with Off-Balance Sheet Risk: With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

Note 12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of September 30, 2013, and December 31, 2012:

	9/30/13	12/31/12
	(In thousands)
Demand accounts:
Non-interest bearing checking	$99,350	$92,888
Interest bearing checking	129,675	142,108
Money market	43,457	39,667
Savings accounts	60,576	30,570
Certificate accounts	258,573	295,668
Total deposits	$591,631	$600,901

At September 30, 2013, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$14,524	$9,474	$23,998
Over three months through one year	76,673	81,145	157,818
Over one year through three years	34,566	36,517	71,083
Over three years to five years	3,486	2,188	5,674
Total time deposits	$129,249	$129,324	$258,573

The aggregate amount of time deposits with balances of $100,000 or more was $129,324,533 and $148,838,963 at September 30, 2013, and December 31, 2012, respectively.

Note 13. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2013. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2013, the 1997 Plan had 50,254 granted unexercised shares, and the 2008 Plan includes 117,500 granted unexercised shares and 840,500 shares available to be granted. No restricted shares were granted under the 2008 Plan during the three and nine months ended September 30, 2013.

Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. Options granted under the 2008 Plan are granted at the closing sales price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. The Company settles stock option exercises with treasury shares.

A summary of option activity under the Plans as of September 30, 2013 and 2012, and changes during the three and nine month periods ended September 30, 2013 and 2012, respectively, is presented below:

Quarter Ended September 30, 2013:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	-
Forfeited/Expired	-	-
Exercised	-	-
Outstanding at March 31, 2013	154,004	12.86	$(973,305)
Granted	22,500	6.52
Forfeited/Expired	(8,000)	12.77
Exercised	-	-
Outstanding at June 30, 2013	168,504	12.02	$(933,512)
Granted	-	-
Forfeited/Expired	(750)	29.85
Exercised	-	-
Outstanding at September 30, 2013	167,754	$11.94	$(949,488)
Vested and Exercisable at September 30, 2013	107,254	$15.62	$(1,001,752)

Quarter Ended September 30, 2012:
Outstanding at December 31, 2011	166,833	$15.26
Granted	20,000	4.12
Forfeited/Expired	(5,562)	15.13
Exercised	-	-
Outstanding at March 31, 2012	181,271	14.03	$(1,818,929)
Granted	-	-
Forfeited/Expired	(7,000)	11.67
Exercised	-	-
Outstanding at June 30, 2012	174,271	14.13	$(1,756,525)
Granted	-	-
Forfeited/Expired	(21,600)	16.23
Exercised	-	-
Outstanding at September 30, 2012	152,671	$13.83	$(1,368,362)
Vested and Exercisable at September 30, 2012	111,505	$16.76	$(1,325,719)

No options were granted during either the three months ended September 30, 2013 or 2012, compared to 22,500 and 20,000 options granted during the nine months ended September 30, 2013 and 2012, respectively. The average fair value per share of options granted in the nine months ended September 30, 2013 and 2012 was $2.47 and $1.59, respectively. The fair value of option grants is estimated by using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for grants awarded in the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended 9/30/13	Three Months Ended 9/30/12	Nine Months Ended 9/30/13	Nine Months Ended 9/30/12
Dividend growth rate	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	37.1%	37.4%
Average risk-free interest rate	0.0%	0.0%	1.4%	1.7%
Expected lives - years	-	-	6	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2013, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	79,500	8.45	$5.43	19,000	$5.48
$10.01 – 17.00	37,129	4.44	$12.32	37,129	$12.32
$17.01 – 26.00	41,625	3.65	$20.34	41,625	$20.34
$26.01 – 34.00	9,500	2.94	$28.14	9,500	$28.14
	167,754	6.06	$11.94	107,254	$15.62

A summary of nonvested option shares as of September 30, 2013 and 2012, and vesting changes during the three and nine months ended September 30, 2013 and 2012, is presented below:

Period Ended September 30, 2013:	Shares	Price
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	$0.00
Forfeited	-	$0.00
Vested	(11,166)	$8.87
Nonvested at March 31, 2013	39,000	$4.77
Granted	22,500	$6.52
Forfeited	-	$0.00
Vested	(1,000)	$5.05
Nonvested at June 30, 2013	60,500	$5.42
Granted	-	$-
Forfeited	-	$-
Vested	-	$-
Nonvested at September 30, 2013	60,500	$5.42

Period Ended September 30, 2012:
Nonvested at December 31, 2011	54,316	$9.43
Granted	20,000	$4.12
Forfeited	(2,000)	$12.95
Vested	(22,834)	$9.89
Nonvested at March 31, 2012	49,482	$6.92
Granted	-	$0.00
Forfeited	(2,666)	$11.91
Vested	(1,650)	$10.21
Nonvested at June 30, 2012	45,166	$6.50
Granted	-	$0.00
Forfeited	-	$0.00
Vested	(4,000)	$12.66
Nonvested at September 30, 2012	41,166	$5.91

There were no income tax benefits realized from the exercise of stock options for the three and nine months ended September 30, 2013 or 2012. There was no intrinsic value for options exercised during the three and nine months ended September 30, 2013 or 2012, as no options were exercised during the respective periods.

Net compensation expense charged to income and net compensation benefit credited to income for the Plans was $5,549 and $11,546, respectively, for the three and nine months ended September 30, 2013, compared to net compensation benefit credited to income of $55,017 and $57,120, respectively, for the three and nine months ended September 30, 2012. Total recapture credits against compensation expense due to forfeited options was $4,167 and $41,126, respectively, for the three and nine months ended September 30, 2013, compared to $69,204 and $107,322, respectively for the three and nine months ended September 30, 2012. As of September 30, 2013, total unrecognized compensation cost on granted unexercised shares was $95,477, and is expected to be recognized during the next five years. The fair value compensation cost recognition provisions for share-based payments are different from the recognition provisions of the intrinsic value method for recording compensation cost.

The following table reflects the impact of fair value compensation cost recognition on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012, respectively:

	Three Months Ended 9/30/13	Three Months Ended 9/30/12	Nine Months Ended 9/30/13	Nine Months Ended 9/30/12
Increase (decrease) net income before income taxes	$(5,549)	$55,017	$11,546	$57,120
Increase (decrease) net income	$(5,549)	$55,017	$11,546	$57,318
Increase (decrease) basic earnings per share	$0.00	$0.01	$0.00	$0.01
Increase (decrease) diluted earnings per share	$0.00	$0.01	$0.00	$0.01

Note 14. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of September 30, 2013, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of September 30, 2013, and December 31, 2012, are listed below:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$80,393	17.03%	$80,185	16.53%
Tier 1 Capital (to Risk Weighted Assets)	74,467	15.78%	74,098	15.28%
Tier 1 Leverage Capital (to Average Assets)	74,467	11.10%	74,098	10.35%

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities borrowing and lending transactions. This guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013, and it has not had an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This guidance was effective prospectively for reporting periods beginning after December 15, 2012, and it has not had an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The objective of this ASU is to permit the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. This guidance also removes restrictions on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will evaluate the impact this guidance may have on its consolidated financial statements.

Note 16. Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014, and it has a five year term. In addition, the Bank has entered into forward starting advances with the FHLB of Atlanta to receive $20.0 million of fixed rate long-term funding. There are a total four advances of $5.0 million each. The advances have various effective and maturity dates, with the first advance beginning in April of 2014.

Note 17. Subsequent Events. On October 29, 2013, the Company announced it has adopted a plan to repurchase up to 5.0% of its outstanding shares of common stock, or approximately 487,560 shares. Stock repurchases will be made periodically as permitted by securities laws and other legal requirements and will be subject to market conditions as well as other factors. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. If any share purchases are made, they will be over a period of not greater than twelve months. Share purchases may be commenced or suspended at any time or periodically without prior notice.

Effective as of October 31, 2013, the Company retired 1,502,951 shares of its common stock that were being held as Treasury Stock. The retired shares will be returned back to authorized/unissued shares. The retirement of these treasury shares had no effect on previously reported net income, total assets or stockholders’ equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. Therefore, the discussion below focuses primarily on the Bank's results of operations. The Bank has one significant operating segment, the providing of general commercial and retail banking services to its markets located in the state of North Carolina. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol "FSBK".

Bulk Loan Sale. On February 20, 2013, the Bank and Emerald Portfolio, LLC (“Emerald”), entered into an Asset Purchase Agreement. Pursuant to the agreement, the Bank sold to Emerald a portfolio of problem held-for-sale loans with a pre-transaction book value of $46.5 million, for a total purchase price of $25.1 million, subject to certain adjustments as provided in the agreement (the “bulk loan sale”). The transaction closed on February 22, 2013. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013, and the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2013. As included in the discussion below, the bulk loan sale continued to have an impact on our financial condition and results of operations in the three and nine months ended September 30, 2013.

Comparison of Financial Condition at September 30, 2013, and December 31, 2012. Total assets declined to $682.0 million at September 30, 2013 from $707.7 million at December 31, 2012. Earning assets declined to $625.5 million at September 30, 2013 from $654.8 million at December 31, 2012. The ratio of earning assets to total assets was 91.7% at September 30, 2013 compared to 92.5% at December 31, 2012. Total assets declined and our asset mix changed, as proceeds from the bulk loan transaction and the sale of mortgage loans held for sale were used to pay off maturing FHLB advances and to increase our level of interest-earning deposits and investment securities. Although experiencing reduction since the prior year end, total assets increased on a linked quarter basis by $1.9 million from $680.1 million at June 30, 2013.

Interest-bearing deposits with banks increased to $26.6 million at September 30, 2013 from $3.4 million at December 31, 2012. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale declined to $148.8 million at September 30, 2013 from $164.8 million at December 31, 2012. During the nine months ended September 30, 2013, there were $52.8 million of purchases, $43.4 million of sales, $18.3 million of principal repayments, a $6.5 million decline in unrealized holding gains, and $569,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. Investment securities held to maturity increased to $506,000 at September 30, 2013 compared to none held at December 31, 2013. During the nine months ended September 30, 2013, the Bank continued to diversify its investment portfolio by adding defensive investments. While these investments have a lower current yield than our legacy portfolio, they should help insulate earnings in a rising interest rate environment. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans held for sale declined to $9.2 million at September 30, 2013, from $44.7 million at December 31, 2012, reflecting the net effect of the bulk sale transaction and current mortgage lending activity. During the nine months ended September 30, 2013, there were $55.5 million of loan sales, $18.8 million of loan originations net of principal payments and $1.2 million of net realized gains. Proceeds from mortgage loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general banking operations. Loans serviced for others increased to $325.8 million at September 30, 2013, from $313.8 million at December 31, 2012. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans and leases held for investment increased by $6.3 million during the current quarter from $434.0 million at June 30, 2013 to $440.3 million at September 30, 2013. This increase reflects the first quarterly increase since the quarter ended June 30, 2010. Total loans and leases held for investment were $1.5 million below the $441.8 million outstanding at December 31, 2012. During the nine months ended September 30, 2013, there were $804,000 of originations net of principal payments, $553,000 of net charge-offs, $400,000 of provisions for credit losses and $2.3 million of transfers to other real estate owned (“OREO”).

Total loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on non-accrual status, increased to $7.1 million at September 30, 2013, from $4.4 million at December 31, 2012. The ratio of loans held for investment on nonaccrual status to total loans held for investment, increased to 1.6% at September 30, 2013, from 1.0% at December 31, 2012. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (“ALLL”). Aside from the loans identified on nonaccrual status, there were no loans at September 30, 2013, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

Based on an impairment analysis of loans held for investment, there were $30.1 million of loans classified as impaired, net of $306,000 in write-downs at September 30, 2013, compared to $37.5 million classified as impaired, net of $1.8 million in write-downs at December 31, 2012. At September 30, 2013 and December 31, 2012, the allowance for loan and lease losses included $738,000 and $460,000 specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures declined to $9.0 million at September 30, 2013, from $12.9 million at December 31, 2012. The composition of the $3.9 million decline in OREO included $5.7 million of disposals, $484,000 of valuation adjustments, net of $2.3 million of additions. Other real estate owned consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

During the nine months ended September 30, 2013, the Bank purchased $10.0 million of bank-owned life insurance (“BOLI”). The investment returns from the BOLI will be utilized to recover a portion of the cost of providing benefit plans to our employees.

Other assets increased to $11.0 million at September 30, 2013, from $6.1 million at December 31, 2012, primarily reflecting the recording of tax accounting entries associated with the bulk loan sale and the valuation adjustment on OREO. The loss associated with the bulk sale of problem loans and the valuation adjustment on OREO previously reflected in our December 31, 2012 quarterly operating results, created a $10.8 million tax net operating loss carryover for the Company. Tax accounting entries to capture this change impacted our net income tax receivable and net deferred income tax accounts by $6.1 million, and are reflected in our September 30, 2013 balance sheet. Recording these entries had no effect on net income, total assets, or shareholders’ equity for the periods presented.

Total deposits totaled $591.6 million at September 30, 2013, versus $600.9 million at December 31, 2012. Total deposits increased by $1.8 million since June 30, 2013 with non-maturity deposits growth of $13.4 million more than offsetting the $11.6 million decline in certificates of deposits for the third quarter of 2013. For the year, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased to $322.1 million at September 30, 2013, from $305.2 million at December 31, 2012. Certificates of deposit (“CDs”) declined to $258.6 million, or 43.7% of total deposits, at September 30, 2013, from $295.7 million, or 49.2% of total deposits, at December 31, 2012. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the three and nine months ended September 30, 2013. The Bank was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were no FHLB advances outstanding at September 30, 2013, compared to $16.5 million at December 31, 2012, reflecting the pay-off of these advances with a portion of the bulk loan sale proceeds. The Bank may use FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk.

Stockholders' equity increased to $75.0 million at September 30, 2013, from $74.7 million at December 31, 2012. This increase reflects the $4.9 million of net income earned for the nine months ended September 30, 2013, net of a $4.5 million adjustment in accumulated other comprehensive income resulting from the mark-to-market of the available-for-sale securities portfolio. The tangible equity to assets ratio increased to 10.38% at September 30, 2013, from 9.95% at December 31, 2012. There were 9,751,271 common shares outstanding at September 30, 2013, and December 31, 2012, respectively. Tangible book value per common share increased to $7.26 at September 30, 2013, from $7.22 at December 31, 2012. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income declined to $696,000 at September 30, 2013, from $5.2 million at December 31, 2012, reflecting a decline in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 1,502,951 treasury shares held totaling $32.0 million at both September 30, 2013, and December 31, 2012. See “Note 17. Subsequent Events” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information regarding the retirement of these treasury shares.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of September 30, 2013, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since September 30, 2013, that management believes have changed the Bank's well capitalized category. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Comparison of Operating Results – Three and nine months ended September 30, 2013 and 2012. Net income for the three months ended September 30, 2013 increased by 59.1% or $571,000 to $1.5 million, or $0.16 per diluted common share, from net income of $966,000, or $0.10 per diluted common share earned for the comparative 2012 three month period. Net income for the nine months ended September 2013 increased 155.1% to $4.9 million, or $0.50 per diluted common share, compared to net income of $1.9 million, or $0.20 per diluted common share earned for the first nine months of 2012.

As discussed above, and disclosed in our Form 10-K for the year ended December 31, 2012, the Bank executed a bulk sale of problem loans and made significant fair value adjustments to loans and OREO, that were reflected in our December 31, 2012, quarterly and year end operating results. The September 30, 2013 quarterly and nine months operating results reflect the positive impact of those actions. Although a lower average volume of earning assets resulted in a decline in net interest income when compared with the three and nine months ended September 30, 2012, improvement in provisions for loan losses and non-interest expenses specifically related to the maintenance and valuation charges of OREO have enhanced earnings growth. As the Bank continues to shift its focus from asset remediation and disposition to activities which will grow earning assets, we anticipate further earnings enhancement. The Bank remains focused on long-term strategies, including asset quality, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines. When combined with the bulk disposition of problem assets, this strong capital position provides the Bank with a solid foundation from which to grow.

Some of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. ROA improved to .90% and .94% for the three and nine months ended September 30, 2013, from .53% and .34% for the three and nine months ended September 30, 2012. ROE improved to 8.18% and 8.47% for the three months ended September 30, 2013, from 4.42% and 2.97% for the three and nine months ended September 30, 2012. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 75.05% and 72.32% for the three and nine months ended September 30, 2013, compared to 64.78% and 74.85% for the three and nine months ended September 30, 2012. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses.

Interest Income. Interest income declined to $7.2 million and $22.5 million for the three and nine months ended September 30, 2013, from $8.4 million and $26.4 million for the comparative 2012 periods. The tax equivalent yield on average earning assets declined to 4.69% and 4.84% for the three and nine months ended September 30, 2013, from 5.06% and 5.19% for the three and nine months ended September 30, 2012. The year-over-year decline in interest income is due primarily to a reduction in the level, and a change in the composition, of our earning asset base. Total average earning assets have declined during the nine month period as the average level of loans and leases held for investment has compressed, primarily due to the bulk loan sale. This reduction has been somewhat offset with an increased level of investment securities and interest-bearing cash. Average earning assets declined to $624.0 million and $635.8 million for the three and nine months ended September 30, 2013, from $664.6 million and $671.8 million for the comparative 2012 periods.

Interest Expense. Interest expense declined to $694,000 and $2.2 million for the three and nine months ended September 30, 2013, from $1.1 million and $3.9 million for the comparative 2012 periods, reflecting a reduction in interest rates paid between the comparative reporting periods, as well as a change in the mix and reduced volume of average interest-bearing liabilities. The cost of average interest-bearing liabilities improved to 0.55% and 0.56% for the three and nine months ended September 30, 2013, from 0.81% and 0.94% for the three and nine months ended September 30, 2012. The Company was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment and the repayment of borrowed money. Average interest-bearing liabilities declined to $504.7 million and $514.6 million for the three and nine months ended September 30, 2013, from $540.7 million and $548.7 million for the three and nine months ended September 30, 2012. Average noninterest-bearing demand deposits were $95.9 million and $92.6 million for the three and nine months ended September 30, 2013, compared to $95.1 million and $96.0 million for the three and nine months ended September 30, 2012.

Net Interest Income. Net interest income declined to $6.5 million and $20.4 million for the three and nine months ended September 30, 2013, from $7.3 million and $22.5 million for the three and nine months ended September 30, 2012. The tax equivalent net interest margin declined to 4.25% and 4.38% for the three and nine months ended September 30, 2013, from 4.40% and 4.43% for the three and nine months ended September 30, 2012. While the Company has taken steps to help protect the bank against the potential impacts of a rising rate environment, we anticipate that should interest rates remain unchanged, the repricing of higher yielding long-term assets, coupled with the issuance of organic loan growth in this current low rate environment may result in continued compression of our asset yields and net interest margin.

The year-over-year decline in net interest income and the net interest margin is due primarily to a reduction in the level, and a change in the composition, of our earning asset base. As noted above, total average earning assets have declined during the nine month period as the average level of loans and leases held for investment has compressed, primarily due to the bulk loan sale. This reduction has been somewhat offset with an increased level of investment securities and interest-bearing cash. From early May to early July of 2013, the yield on the ten year Treasury Note increased over 100 basis points. Given this change and the anticipation of further increases in the interest rate environment, the Company executed a number of strategic transactions designed to protect its balance sheet and future earnings stream. One such measure executed during the quarter ended September 30, 2013 was to sell approximately $32.5 million of low coupon mortgage backed securities. A portion of the proceeds from this sale was redeployed into other investment securities that perform better in a rising interest rate environment, with the residual funds retained in cash to be redeployed into future loan growth or other investments where returns will improve as rates increase. The immediate impact of this transaction, in conjunction with defensive investments made earlier in the year, is a reduction in our quarterly interest income and yield from our investment portfolio. However, our balance sheet is better poised to respond to increases in interest rates and the Company is able to take advantage of future opportunities as they present themselves.

Yield/Cost Analysis. The following table contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2013, and 2012, presented on a tax equivalent yield basis.

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

Yield/Cost Analysis	Quarter Ended September 30, 2013			Quarter Ended September 30, 2012
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$444,939	$6,055	5.41%	$483,370	$6,990	5.78%
Investments and deposits (1)	179,014	1,165	2.92%	181,239	1,436	3.31%
Total earning assets (1)	623,953	7,220	4.69%	664,609	8,426	5.06%
Nonearning assets	56,788			65,595
Total assets	$680,741			$730,204
Interest bearing liabilities:
Deposits	$494,429	612	.49%	$526,938	1,002	.76%
Borrowings	0	0	.00%	3,468	2	.23%
Junior subordinated debentures	10,310	82	3.17%	10,310	92	3.57%
Total interest-bearing liabilities	504,739	694	.55%	540,716	1,096	.81%
Noninterest bearing demand deposits	95,919	0	.00%	95,057	0	.00%
Total sources of funds	600,658	694	.46%	635,773	1,096	.69%
Other liabilities and stockholders’ equity:
Other liabilities	5,514			6,994
Stockholders' equity	74,569			87,437
Total liabilities and stockholders' equity	$680,741			$730,204
Net interest income		$6,526			$7,330
Interest rate spread (1) (2)			4.14%			4.25%
Net funding spread (1) (3)			4.23%			4.37%
Net interest margin (1) (4)			4.25%			4.40%
Ratio of earning assets to interest bearing liabilities			123.62%			122.91%

Yield/Cost Analysis	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$452,269	$18,715	5.53%	$501,699	$22,342	5.85%
Investments and deposits (1)	183,488	3,834	3.11%	170,096	4,040	3.25%
Total earning assets (1)	635,757	22,549	4.84%	671,795	26,382	5.19%
Nonearning assets	54,671			65,889
Total assets	$690,428			$737,684
Interest bearing liabilities:
Deposits	$500,706	1,908	.51%	$535,908	3,573	.89%
Borrowings	3,610	7	.25%	2,449	4	.22%
Junior subordinated debentures	10,310	259	3.31%	10,310	275	3.56%
Total interest-bearing liabilities	514,626	2,174	.56%	548,667	3,852	.94%
Noninterest bearing demand deposits	92,561	0	.00%	96,042	0	.00%
Total sources of funds	607,187	2,174	.48%	644,709	3,852	.80%
Other liabilities and stockholders’ equity:
Other liabilities	6,424			7,212
Stockholders' equity	76,817			85,763
Total liabilities and stockholders' equity	$690,428			$737,684
Net interest income		$20,375			$22,530
Interest rate spread (1) (2)			4.28%			4.25%
Net funding spread (1) (3)			4.36%			4.39%
Net interest margin (1) (4)			4.38%			4.43%
Ratio of earning assets to interest bearing liabilities			123.54%			122.44%

(1)	Yield shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including demand accounts.
(4)	Net interest income (tax adjusted basis), divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded no provisions for credit losses in the three months ended September 30, 2013 and $400,000 in the nine months ended September 30, 2013, compared to $2.0 million and $4.6 million, respectively, in the three and nine months ended September 30, 2012. The reduction in provisions for credit losses is attributable to the net impact of the bulk sale transaction and management’s efforts in improving asset quality. The provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Allowance for Loan and Lease Losses. The Bank maintains the ALLL at levels management believes is adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL. The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and leases portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease portfolio, management believes the ALLL is adequate, that it has established the ALLL pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The assessment of the adequacy of the ALLL includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective component areas assessed in terms of basis points used in determining the overall adequacy of the ALLL. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL validation. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ALLL. A -10 basis point component rating indicates the most positive effect on the ALLL. Management reassesses the information upon which it bases the ALLL quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three and nine months ended September 30, 2013.

The ALLL was $7.7 million at September 30, 2013, compared to $7.9 million at December 31, 2012, reflecting provisions for credit losses and net charge-offs. During the nine months ended September 30, 2013, there were $400,000 of provisions for credit losses and $553,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.75% at September 30, 2013, compared to 1.77% at December 31, 2012. See “Note 7. Allowance for Loan and Lease Losses” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Noninterest Income. Noninterest income was $2.7 million and $8.1 million for the three and nine months ended September 30, 2013, compared to $2.6 million and $8.2 million for the three and nine months ended September 30, 2012. Noninterest income consists of fees and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income.

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

Deposit fees and service charges were $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2013 and 2012. Fees on loans and loan servicing fees increased to $740,000 and $2.1 million for the three and nine months ended September 30, 2013, from $480,000 and $1.5 million for the comparative 2012 three and nine month periods. This was primarily due to a $213,000 increase in service release premiums from the sale of mortgage loans. We anticipate additional revenue from deposit and loan fees for the remainder of 2013, as we focus on growing demand accounts and loans and leases held for investment.

Gains on sales of mortgage loans held for sale declined to $286,000 and $1.2 million for the three and nine months ended September 30, 2013, from $858,000 and $1.4 million for the comparative 2012 three and nine month periods. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide additional liquidity to support the Bank’s operating, financing and lending activities.

Gains on sales of investment securities available for sale were $268,000 and $548,000 for the three and nine months ended September 30, 2013, compared to $28,000 and $1.5 million for the respective 2012 three and nine month periods. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

As a result of efforts placed on reducing non-performing assets, the Bank recorded net gains on sales of OREO of $68,000 and $403,000 in the three and nine months ended September 30, 2013, compared to net losses of $56,000 and $132,000 in the three and nine months ended September 30, 2012. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, was $2.4 million and $7.2 million for the three and nine months ended September 30, 2013, compared to $2.6 million and $6.8 million for the respective 2012 three and nine month periods.

Noninterest Expense. Noninterest expense was $6.9 million and $20.6 million for the three and nine months ended September 30, 2013, compared to $6.4 million and $23.3 million for the respective 2012 three and nine month periods. The year-over-year variation in noninterest expenses was primarily attributable to a significant reduction in OREO valuation and maintenance expenses, as well as lower compensation and employee benefit costs.

Compensation and fringe benefits, the largest component of noninterest expense, was $3.8 million and $11.5 million for the three and nine month period ended September 30, 2013, compared to $3.9 million and $12.9 million for the respective 2012 three and nine month periods. The three and nine months ended September 30, 2012 included $200,000 and $1.5 million of additional accruals for retirement benefits. The Bank will continue to manage staffing levels to ensure it meets ongoing customer needs and to support future growth.

Data processing costs increased to $559,000 and $1.8 million for the three and nine months ended September 30, 2013, from $344,000 and $1.6 million for the respective 2012 three and nine month periods, reflecting the expiration of favorable initial pricing received from a core data processing system conversion completed in March 2012.

Expenses attributable to valuation adjustments, ongoing maintenance and property taxes for OREO properties declined to $288,000 and $1.0 million for the three and nine months ended September 30, 2013, from $316,000 and $2.9 million for the respective 2012 three and nine month periods. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

FDIC insurance premiums, premises and equipment, advertising and amortization of intangibles remained relatively consistent during the respective reporting periods.

Other expense increased to $1.1 million and $2.8 million for the three and nine month period ended September 30, 2013, from $809,000 and $2.5 million for the respective 2012 three and nine month periods, primarily related to mortgage loan servicing expenses and nonrecurring other professional services.

Income Taxes. Income tax expense increased to $767,000 and $2.6 million for the three and nine months ended September 30, 2013, from $552,000 and $1.0 million for the respective 2012 three and nine month periods. The effective income tax rates were 33.28% and 34.94% for the three and nine months ended September 30, 2013, compared to 36.37% and 34.95% for the respective 2012 three and nine month periods. The increased investment in tax-exempt municipal bonds has resulted in a lowering of the Company’s tax burden. See “Critical Accounting Policies” below for additional information.

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

At September 30, 2013, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $196.1 million, compared to $221.9 million at December 31, 2012. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 31.62% at September 30, 2013, compared to 29.73% December 31, 2012, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and from lines of credit, and the availability of loans and investment securities held for sale. At September 30, 2013, the Bank had $135.9 million of credit availability with the FHLB, of which there was lendable collateral value totaling $70.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at September 30, 2013, the Bank had $50.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at September 30, 2013, and December 31, 2012. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language)*

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

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean	By:	/s/ Kristie W. Hawkins
	Scott C. McLean		Kristie W. Hawkins
	Executive Vice President		Controller
	Chief Financial Officer		Treasurer
	(Principal Financial Officer)		(Principal Accounting Officer)

	Date: November 13, 2013		Date: November 13 2013

