Form 10-K
period 2013-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2014-03-26
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2013, was approximately $56.2 million based on the closing sale price of the registrant’s Common Stock as listed on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 26, 2014: 9,651,883.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2013. (Part III)

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

First South Bank. The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina. The Bank received federal insurance of its deposits in 1959. The Bank’s principal business consists of attracting deposits from the general public and investing these funds in commercial real estate loans, commercial business loans, consumer loans and loans secured by first and second mortgages on owner-occupied, single-family residences in the Bank’s market area.

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

Market Area. The Bank makes loans and obtains deposits throughout eastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2013, management believes that a majority of all deposits and loans come from its primary market area. The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers and military bases located in the Bank’s primary market area.

The average unemployment rate in the fourteen county market area served by the Bank was 6.3% at December 31, 2013, as compared to a 6.9% State of North Carolina average, a 6.2% Federal Reserve Fifth District average and a 6.7% National average.

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

Asset Disposition Plan. On February 21, 2013, the Bank announced a two-tiered Asset Disposition Plan (the “Disposition Plan”) to significantly reduce its level of problem assets through a bulk sale of problem loans and the reduction of other real estate owned (“OREO”) properties. Pursuant to guidance set forth in ASC 855, Subsequent Events, while the events of the Disposition Plan occurred after December 31, 2012, the effect of these transactions on the value of the assets impacted was reflected in the Company’s consolidated financial statements for the year ended December 31, 2012 (“2012”), as a recognized subsequent event.

The Disposition Plan was segregated into two phases. First, on February 20, 2013, the Bank executed an agreement to sell problem loans with a book value of $46.5 million to Emerald Portfolio, LLC (“Emerald”), resulting in a $17.6 million pre-tax charge to 2012 earnings. Second, the Bank wrote down a portion of its OREO assets in order to allow for the disposal of these problem assets in an accelerated time frame. As a result, the Company realized a $5.2 million pre-tax valuation charge to 2012 earnings.

The Bank completed the problem loan sale on February 22, 2013, and received net proceeds of $25.1 million. The OREO disposal phase of the Disposition Plan is on-going. The Bank believes the valuation adjustments taken as of December 31, 2012, against that portion of the OREO portfolio offered for sale, resulted in book values that are at levels for which the assets can be disposed of at prices that are indicative of market values. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013, and the Company’s Annual Report on Form 10-K for 2012, as filed with the Securities and Exchange Commission on March 29, 2013. As included in the discussion below, the Disposition Plan continued to have an impact on our financial condition and results of operations in the year ended December 31, 2013 (“2013”).

Lending Activities. General. The Bank’s loan portfolio consists of loans held for sale and loans and leases held for investment. Loans held for sale totaled $3.0 million at December 31, 2013, representing 0.4% of total assets at that date. Gross loans and leases held for investment totaled $452.0 million at December 31, 2013, representing 67.0% of total assets. The Bank’s policy is to concentrate its lending activities within its market area.

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to ASC 825, Financial Instruments, the Bank marked these mortgage loans to market at December 31, 2013. The Bank had $3.0 million of mortgage loans held for sale at December 31, 2013. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Loans and Leases Held for Investment. The Bank originates a significant amount of loans and leases (“loans”) held for investment. At December 31, 2013, commercial real estate, construction, and lot/land loans amounted to $279.6 million, or 61.8% of gross loans held for investment. The Bank strives to originate commercial business loans and consumer loans. At December 31, 2013, commercial business loans totaled $26.1 million, or 5.8% of gross loans held for investment. Consumer loans, including real estate, construction, lots and raw land, and home equity lines of credit, totaled $68.6 million, or 15.2% of gross loans held for investment. At December 31, 2013, $69.5 million, or 15.4% of gross loans held for investment, consisted of single-family, residential mortgage loans. At December 31, 2013, the Bank had $8.2 million of lease receivables, or 1.8% of gross loans held for investment. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Portfolio Composition of Loans Held for Investment. The following tables summarize the composition of loans held for investment by classification of loan category at the dates indicated. The summary of loans held for investment at December 31, 2013, 2012, 2011 and 2010 are based on new loan classifications, as the classifications were revised in 2012. Loan categories at December 31, 2009 are based on historic loan classifications. At December 31, 2013, the Bank had no concentrations of loans exceeding 10% of gross loans, other than as disclosed below.

	At December 31,
	2013		2012		2011		2010
Loans Held for Investment	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage Loans:
Residential real estate	$67,426	14.9%	$72,505	16.4%	$58,499	10.9%	$49,897	8.0%
Residential construction	1,201	0.3	2,834	0.6	2,483	0.5	1,371	0.2
Residential lots and raw land	904	0.2	885	0.2	822	0.2	771	0.1
Total mortgage loans	69,531	15.4	76,224	17.2	61,804	11.6	52,039	8.3

Commercial loans and leases:
Commercial real estate	227,280	50.3	216,618	48.9	273,703	51.2	308,504	49.6
Commercial construction	24,597	5.4	20,495	4.6	25,441	4.8	47,527	7.7
Commercial lots and raw land	27,681	6.1	34,785	7.9	72,385	13.5	100,569	16.2
Commercial and industrial	26,108	5.8	20,768	4.7	17,683	3.3	22,481	3.6
Lease receivables	8,179	1.8	5,712	1.3	7,578	1.4	8,148	1.3
Total commercial loans and leases	313,845	69.4	298,378	67.4	396,790	74.2	487,229	78.4

Consumer loans:
Consumer real estate	21,221	4.7	19,350	4.4	19,366	3.6	18,838	3.0
Consumer construction	1,549	0.3	681	0.1	746	0.1	1,554	0.3
Consumer lots and raw land	14,726	3.3	17,249	3.9	20,934	3.9	20,830	3.4
Home equity lines of credit	27,546	6.1	26,654	6.0	30,479	5.7	35,397	5.7
Consumer other	3,547	0.8	4,347	1.0	4,903	0.9	5,860	0.9
Total consumer loans	68,589	15.2	68,281	15.4	76,428	14.2	82,479	13.3

Gross loans held for investment	451,965	100.0%	442,883	100.0%	535,022	100.0%	621,747	100.0%
Less deferred loan origination fees, net	1,005		1,036		1,062		1,307
Less allowance for loan and lease losses	7,609		7,860		15,194		18,830

Total loans held for investment, net	$443,351		$433,987		$518,766		$601,610

	December 31, 2009
	(Dollars in thousands)
	Amount	%
Loans Held for Investment
Residential mortgage loans:
Single-family residential	$44,172	6.6%
Multi-family residential	867	0.1
Construction	2,959	0.5
Total residential mortgage loans	47,998	7.2
Commercial loans and leases:
Commercial real estate	418,896	62.8
Commercial construction (1)	74,434	11.0
Commercial business	26,109	3.9
Lease receivables	9,918	1.5
Total commercial loans and leases	528,357	79.2
Consumer loans:
Automobile	1,870	0.3
Savings account loans	1,074	0.1
Home equity loans	37,101	5.6
Other (2)	50,655	7.6
Total consumer loans	90,700	13.6
Gross loans held for investment	667,055	100.0%
Less: Deferred fees and discounts	1,444
Allowance for loan and lease losses	13,504
Total loans held for investment, net	$652,107

(1)	Includes multifamily, 1-4 family, speculative single family residential and commercial real estate construction loans, net of undisbursed loans-in-process.
(2)	Includes residential real estate, land and lot, boat, equipment, reserve line, and unsecured loans.

Unfunded Commitments Composition. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business, primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, as listed in the table below. Those instruments involve varying degrees and elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit risk in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit underwriting policies and procedures in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank estimates probable losses related to unfunded lending commitments and records a reserve for unfunded commitments in other liabilities on the consolidated balance sheet. At December 31, 2013, and 2012, the balance of the reserve for unfunded commitments was $264,000 and $228,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the assessment of the reserve for unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent eight quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the reserve for unfunded commitments at December 31, 2013. See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2013		2012
	Amount	%	Amount	%
	(Dollars in thousands)
Unfunded Commitments
Residential mortgage loans
Construction	$2,216	3.0%	$3,343	4.9%
Total residential mortgage loans	2,216	3.0	3,343	4.9

Commercial loans and leases:
Real estate secured	6,029	8.1	4,197	6.2
Non-Real Estate	9,457	12.7	7,432	10.9
Construction	9,354	12.6	8,927	13.1
Total commercial loans and leases	24,840	33.4	20,556	30.2

Consumer loans:
Home equity loans	40,579	54.7	38,179	56.1
Real Estate Secured	339	0.5	139	0.2
Non-Real Estate	4,903	6.6	5,208	7.7
Construction	1,371	1.8	587	0.9
Total consumer loans	47,192	63.6	44,113	64.9
Total Unfunded Commitments	$74,248	100.0%	$68,012	100.0%

Maturities of Loans Held for Investment. The following table sets forth certain information at December 31, 2013, regarding the dollar amount of maturing loans held for investment, based on their maturity and repricing terms, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of undisbursed construction loans-in-process. Lease receivable balances are included in other loans.

Loans Held for Investment	Due in One Year or Less	Due After 1 Through 5 Years	Due After 5 or More Years	Total
	(In thousands)
Residential real estate loans	$2,345	$2,257	$64,929	$69,531
Commercial real estate, business and other loans	74,034	184,191	124,209	382,434
Total	$76,379	$186,448	$189,138	$451,965

The following table sets forth the dollar amount of loans held for investment due one year or more after December 31, 2013, with predetermined interest rates and with floating or adjustable interest rates.

Loans Held for Investment	Predetermined Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$45,448	$21,738
Commercial real estate, business and other loans	248,944	59,456
Total	$294,392	$81,194

Scheduled contractual principal repayments of loans do not reflect their actual life. The average life of loans can be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

Originations, Purchases and Sales of Loans. The Bank has authority to originate and purchase loans secured by real estate located throughout the state of North Carolina and the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its primary market area.

The Bank’s loan originations are derived from a number of sources, including calling officers, referrals from depositors and borrowers, repeat customers, advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried employees with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, and loan officers originating loans at off-site locations, such as a realtor office. During the years ended 2013 and 2012, the Bank purchased $3.8 million and $6.3 million, respectively, of participations in commercial business loans from other financial institutions.

The Bank sells single-family mortgage loans that it originates to the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”). The Bank also exchanges single-family mortgage loans for mortgage-backed securities with FHLMC.  During 2013, the Bank sold $65.9 million of loans to FHLMC, but did not execute any exchange transactions, compared to $29.5 million of sales and $41.0 million of exchange transactions executed during 2012. The Bank generally retains servicing on loans sold to or exchanged with FHLMC.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $3.0 million or any borrower with aggregate credit of greater than $4.0 million must be approved by the Directors’ Loan Committee, made up of three outside directors who serve on a rotating basis. Such loans are presented weekly by the Management Loan Committee. The President does not serve on the Director’s Loan Committee. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan and the lender’s level of expertise. In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the loan committees.

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

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on residential and commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $12.2 million at December 31, 2013. The Bank had no lending relationships in excess of the loans-to-one-borrower limit at December 31, 2013.

Interest rates charged by the Bank on loans are affected by inherent risk, competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2013, single-family, residential mortgage loans, excluding home improvement loans, totaled $69.5 million, or 15.4% of gross loans held for investment. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2013, $46.6 million, or 67.0%, of the residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank retains fixed-rate mortgages with maturities of less than 10 years, while fixed-rate loans with longer maturities may be retained in portfolio or sold in the secondary market. The Bank also originates conventional mortgage loans in its market area, which are underwritten, closed and sold servicing-retained in the secondary market. The Bank also originates government mortgage loans which are underwritten, closed and sold servicing-released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap is generally up to 6.0% above the initial rate. The Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, which floor generally is the initial rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2013, $22.9 million, or 33.0% of residential mortgage loans were adjustable-rate loans.

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

The Bank makes loan commitments on single-family residential mortgage loans between 15 and 90 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees between $175 and $650 are charged in connection with the issuance of a commitment letter. The interest rate may be guaranteed for the commitment period.

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 2.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 2.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. The Bank originates speculative and pre-sold construction loans on 1 to 4 family residential properties in select markets within its primary market area. At December 31, 2013, construction loans in the commercial portfolio totaled $24.6 million, which amounted to 5.4% of gross loans held for investment.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board for loans in excess of $250,000. For loans up to $250,000, the Bank requires an evaluation of the property by qualified Bank personnel, or an outside appraisal by an approved appraiser. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.25% to 1.0% construction loan fee for speculative builder loans and for construction loans to owner-occupants. For residential construction loans, the Bank generally charges an origination fee, construction fee, and/or a commitment fee up to 1.0% of the commitment amount.

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting them to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied properties. Such loans generally range in size from $100,000 to $4.0 million. At December 31, 2013, commercial real estate loans totaled $227.3 million, which amounted to 50.3% of gross loans held for investment. Commercial real estate loans are originated for three to ten year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 2.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 20 year amortization schedule, generally with a balloon payment due after three to ten years.

Commercial real estate (“CRE”) lending entails additional risks, as compared with single-family residential property lending. CRE loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on CRE loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which CRE loans are made for loans over $900,000. In addition, in the case of CRE loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $1.0 million annual financial statements of the principals of the partnership or corporation.

The Bank has a policy that it will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged-off or is adversely classified as doubtful or loss, so long as such credit remains uncollected, without prior approval of a majority of the Board of Directors.

Commercial Lending. The Bank’s commercial loans consist of loans secured by commercial real estate and commercial business loans, which are not secured by real estate. For a discussion of the Bank’s commercial real estate lending see “Commercial Real Estate Lending.”

The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, engineering, architecture, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and when appropriate, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.5% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $4.0 million. At December 31, 2013, commercial business loans totaled $26.1 million, or 5.8% of gross loans held for investment.

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

Commercial business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater risk to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which requires the loan to be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. The Bank limits this type of lending to its market area and to borrowers who are well known to the Bank, or the Bank is able to adequately confirm the background and stability of the borrower.

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2013, lease receivables totaled $8.2 million, or 1.8% of gross loans held for investment.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, certificate of deposit loans, home equity loans and miscellaneous other consumer loans, both secured and unsecured loans. At December 31, 2013, consumer loans totaled $68.6 million, or 15.2% of gross loans held for investment.

At December 31, 2013, the Bank had $27.5 million in home equity line of credit loans, representing 6.1% of gross loans held for investment. The home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin, and require monthly payments based on the outstanding balance. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

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

The Bank has developed a program to originate residential mortgage loans as an agent for a credit union. The Bank receives a 1.0% origination fee for each loan as well as an annual servicing fee of 0.375% of the loan amount. All of these loans are funded and closed in the name of the credit union.

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

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. This occurs when payment is delinquent in excess of 90 days, if not so prior classified. Consumer loans that have become more than 180 days past due are generally charged off, or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

The Bank relies on ASC 310-40-50 for guidance regarding disclosure of TDRs. Under ASC 310-40-50-2, information about an impaired loan that has been restructured in a TDR involving a modification of terms need not be included in disclosures required by paragraphs 310-10-50-15(a) and 310-10-50-15(c) in years after the restructuring if both of the following conditions exist: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk; and (2) the loan is not impaired based on the terms specified by the restructuring agreement.

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

The benefit of this workout strategy is for the Note A to remain a performing asset, for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following restructuring, Note A credit classifications generally improve from “substandard” to “pass”, if supported by the borrower’s ability to repay the loan.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts originated for 2013 and 2012 is as follows:

	Year Ended 12/31/13	Year Ended 12/31/12
	(In thousands)
Note A Structure
Commercial real estate (1) (3)	$0	$3,851

Note B Structure
Commercial real estate (2) (3)	$0	$2,360
Reduction of interest income	$0	$141

_________________

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	As a result of the Disposition Plan, all Note A and Note B structure loans were sold on February 22, 2013.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2013, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding troubled debt restructuring.

The level of non-performing loans is primarily attributable to the recent economic environment. Downward pressure has impacted the market values of housing and other real estate, significantly impacting property values in the Bank’s market area and credit quality of certain borrowers. Management has evaluated its non-performing loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses.

Based on an impairment analysis of loans held for investment, at December 31, 2013 there were $27.5 million of loans classified as impaired, net of $305,000 in write-downs. As of December 31, 2013, the allowance for loan losses included $663,000 specifically provided for these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See Notes 1, 4 and 5 of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2013, the Bank had $5.6 million of loans held for investment on nonaccrual status, segregated by the following classes of financing receivables: residential real estate - $1.1 million; commercial real estate - $2.1 million; commercial lots and raw land - $1.9 million; commercial non-real estate - $76,000; home equity lines-of-credit - $93,000; consumer real estate - $283,000; consumer lots and raw land - $40,000; and consumer other - $2,000. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

Other real estate owned (“OREO”) acquired in settlement of loans is classified as real estate acquired through foreclosure. It is recorded at the lower of the estimated fair value (less estimated selling costs) of the underlying real estate or the carrying amount of the loan. In most cases, the estimated fair values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”) with appropriate comparables. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. In certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly. Costs related to holding such real estate is charged against income in the current period. Any required write-down of a loan to its fair value (less estimated selling costs) is charged against the allowance for credit losses. See Notes 1, 7 and 19 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

The Bank assigns a risk grade to each commercial, consumer, and in-house mortgage loan. The grading system established by the Bank includes grades 1 through 9. These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss. Risk grades 1 through 5 are collectively labeled “Pass” by regulators, and have minimal risk and minimal loss history. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding credit quality indicators and risk grading.

The Bank reviews the loans held for investment, not less than quarterly, to determine whether any loans require classification or re-classification. At December 31, 2013, the Bank had $42.2 million of classified loans, including $28.6 million classified as special mention, $13.6 million classified as substandard, and none classified as doubtful or as loss; compared to $37.5 million of classified loans at December 31, 2012, including $19.7 million classified as special mention, $17.8 million classified as substandard, and none classified as doubtful or as loss.

Allowance for Credit Losses. The Bank maintains both general and specific allowances for loan and lease losses and an allowance for unfunded loan commitments, collectively, the allowance for credit losses (“ACL”) at levels the Bank believes are appropriate in light of the risk inherent in loans and leases held for investment and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the ACL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the ACL.

The Bank uses a variety of modeling and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the ACL. The factors supporting the allowance do not diminish the fact that the entire ACL is available to absorb probable losses in both the loans and lease portfolio and in unfunded loan commitments. The Bank focuses on maintaining the adequacy of the total ACL. Based on the overall credit quality of the loan and lease receivable portfolio, the Bank believes it has established the ACL pursuant to accounting principles generally accepted in the United States of America (“GAAP”), and has taken into account the views of its regulators and the current economic environment. Management evaluates the information upon which it bases the ACL quarterly and believes its accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loans and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the ACL.

The ACL calculation methodology takes into account GAAP and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience over the most recent eight quarters. The ACL contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate, and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment. See Notes 1, 3, 4, 5 and 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation, for additional information regarding lending activities and the ACL.

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the ACL includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and exercises management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective component areas assessed in terms of basis points used in determining the overall adequacy of the ACL. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ACL validation. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL. There were no material changes in the Company’s accounting policy and methodology used to estimate the ACL during 2013.

Following is a summary of activity in the ACL, which includes the allowance for loan and lease losses and unfunded loan commitments, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2008	$11,618	$340	$11,958
Provisions for credit losses	7,280	(100)	7,180
Loans and leases charged-off	(5,775)	—	(5,775)
Loans and leases recovered	381	—	381
Net (charge-offs)/recoveries	(5,394)	—	(5,394)
Balance at December 31, 2009	13,504	240	13,744

Balance at December 31, 2009	13,504	240	13,744
Provisions for credit losses	22,155	(3)	22,152
Loans and leases charged-off	(17,783)	—	(17,783)
Loans and leases recovered	954	—	954
Net (charge-offs)/recoveries	(16,829)	—	(16,829)
Balance at December 31, 2010	18,830	237	19,067

Balance at December 31, 2010	18,830	237	19,067
Provisions for credit losses	10,813	17	10,830
Loans and leases charged-off	(15,106)	—	(15,106)
Loans and leases recovered	657	—	657
Net (charge-offs)/recoveries	(14,449)	—	(14,449)
Balance at December 31, 2011	15,194	254	15,448

Balance at December 31, 2011	15,194	254	15,448
Provisions for credit losses	23,252	(26)	23,226
Loans and leases charged-off	(32,201)	—	(32,201)
Loans and leases recovered	1,615	—	1,615
Net (charge-offs)/recoveries	(30,586)	—	(30,586)
Balance at December 31, 2012	7,860	228	8,088

Balance at December 31, 2012	7,860	228	8,088
Provisions for credit losses	1,085	36	1,121
Loans and leases charged-off	(1,945)	—	(1,945)
Loans and leases recovered	609	—	609
Net (charge-offs)/recoveries	1,336	—	1,336
Balance December 31, 2013	$7,609	$264	$7,873

The following table allocates the ACL by loan portfolio segment at the dates indicated. The allocation of the ACL to each segment is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$933	12.3%	$1,237	15.7%	$1,375	9.1%	$358	1.9%	$377	2.8%
Commercial (1)(2)	5,481	72.0	5,023	63.9	10,213	67.2	15,461	82.1	12,388	91.7
Consumer (3)	1,195	15.7	1,600	20.4	3,606	23.7	3,011	16.0	739	5.5
Total allowance for loan and lease losses	$7,609	100.0%	$7,860	100.0%	$15,194	100.0%	$18,830	100.0%	$13,504	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
Commercial	60	22.7	42	18.4	52	20.5	49	20.7	63	26.3
Consumer	204	77.3	186	81.6	202	79.5	188	79.3	177	73.7
Total allowance for unfunded loan commitments (4)	$264	100.0%	$228	100.0%	$254	100.0%	$237	100.0%	$240	100.0%

Combined total allowance for credit losses	$7,873		$8,088		$15,448		$19,067		$13,744

_______________

(1)	Includes commercial real estate, commercial business loans and lease receivables.
(2)	Includes $533,000 of specific allowance for loan losses on five commercial real estate loans.
(3)	Includes $130,000 of specific allowance for loan losses on three consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Investment Securities Activities

General. Interest income from investment securities generally provides the second largest source of income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use investment securities to enhance earnings and provide liquidity. At December 31, 2013, the Bank’s investment securities available for sale and held to maturity totaled $150.3 million and $506,000, respectively, with unrealized securities gains of $103,000, net of deferred taxes. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on the investment securities portfolio on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Asset/Liability Management Committee (“ALCO”) consisting of four directors, and are reviewed by the Board on a monthly basis. The Bank’s President and Chief Financial Officer have authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2013, mortgage-backed securities with an amortized cost of $93.1 million and a carrying value of $95.5 million, or 14.2% of total assets, were held as available for sale. Mortgage-backed securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Mortgage-backed securities represent participation interests in pools of single-family or multi-family mortgages, and their principal and interest payments are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. The intermediaries include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”), which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FHLMC securities are not backed by the full faith and credit of the United States; however, their securities are considered to be good quality investments with marginal credit risk. Mortgage-backed securities issued or guaranteed by the FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See “Depository Institution Regulation — Capital Requirements” for additional information.

At December 31, 2013, the mortgage-backed securities portfolio had a weighted average yield of 3.16%. The yield is based on the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. At December 31, 2013, the average life of the mortgage-backed securities portfolio was approximately 6.3 years. The actual life of a mortgage-backed security varies depending on mortgagors prepaying/repaying the underlying mortgages.

Municipal Securities. At December 31, 2013, municipal securities with an amortized cost of $45.8 million and a carrying value of $43.9 million, or 6.5% of total assets, were held as available for sale. Municipal securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures, such as the construction of highways, bridges or schools. Municipal securities purchased by the Bank are generally exempt from federal taxes, and from state and local taxes where the security is issued by a municipality located within the state of North Carolina. At December 31, 2013, the municipal securities portfolio had a weighted average yield of 3.12%, and an average life of approximately 8.3 years.

Corporate Bonds. At December 31, 2013, corporate bonds with an amortized cost of $7.0 million and a carrying value of $6.9 million, or 1.0% of total assets, were held as available for sale. Corporate bonds are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Corporate bonds represent investment grade debt instruments issued by companies for the purpose of raising capital. At December 31, 2013, the corporate bonds portfolio had a weighted average yield of 1.27%, and an average life of approximately 8.8 years.

Government Agencies. At December 31, 2013, government agencies with an amortized cost of $4.2 million and a carrying value of $4.1 million, or .6% of total assets, were held as available for sale. Government agencies are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2013, the government agencies portfolio has a weighted average yield of 2.36%, and an average life of approximately 6.6 years. At December 31, 2013, the Company had $506,000 of government agencies classified as held to maturity.

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

The Bank had $849,000 of FHLB stock at December 31, 2013. As a member of the FHLB of Atlanta, the Bank is required to maintain this investment in FHLB stock.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth the carrying value of the Bank’s investment securities portfolio, by categories, at December 31, 2013, 2012, and 2011, respectively.

	At December 31,
	2013	2012	2011
	(In thousands)
Securities available for sale:
Government agencies	$4,101	$—	$—
Mortgage-backed securities	95,453	140,262	138,515
Municipal securities	43,892	24,576	—
Corporate bonds	6,854	—	—
Total	$150,300	$164,838	$138,515

Securities held to maturity:
Government agencies	$506	$—	$—
FHLB stock	849	1,859	1,887
Total	$1,355	$1,859	$1,887

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Bank’s investment securities portfolio at December 31, 2013.

	Five Years or Less		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
			(Dollars in thousands)
Securities available for sale:
Government agencies	$—	—	$4,101	2.36%	$—	—	$4,101	$4,174	2.36%
Mortgage-backed securities	33,922	2.33	32,660	3.29	28,871	3.98	95,453	93,143	3.16
Municipal securities (2)	7,304	2.95	31,391	3.09	5,197	3.53	43,892	45,781	3.12
Corporate bonds	—	—	6,854	1.27	—	—	6,854	7,000	1.27
Total available for sale	$41,226	2.44%	$75,006	2.97%	$34,068	3.91%	$150,300	$150,098	2.37%

Securities held to maturity:
Government agencies	$—	—	$506	1.36%	$—	—	$506	$506	1.36%
FHLB stock (1)	—	—	—	—	849	2.88	849	849	2.88
Total held to maturity	$—	—	$—	—	$849	2.88%	$1,355	$1,355	2.31%

Total Portfolio	$41,226	2.44%	$75,512	2.96%	$34,917	3.88%	$151,655	$151,453	2.37%

_______________

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity. FHLB stock is recorded at cost, which approximates market value.
(2)	The tax equivalent yield on municipal securities at December 31, 2013 was 4.53%.

Deposit Activity and Other Sources of Funds. Deposits are the Bank’s primary source of funds for lending, investment activities and general operational purposes. Other sources of funds include loan principal and interest repayments, maturities and paydowns on investment securities, and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta, the Federal Reserve Bank of Richmond, as well as from other larger correspondent banks.

Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit pricing on a weekly basis or more frequently based on market conditions. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank did not have any brokered deposits at December 31, 2013.

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are crafted to meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed automatic teller machines at twenty-three office locations. The Bank provides both personal and business on-line banking services. These services include, but are not limited to, eStatements, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, thereby eliminating the cost of returning paper items.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.

	At December 31,
	2013		2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-maturity accounts:
Non-interest bearing checking	$96,445	—	$92,888	—	$87,447	—
Interest-bearing accounts:
Interest bearing checking	128,161	0.06%	142,108	0.04%	141,524	0.08%
Money market	43,388	0.16	39,667	0.40	14,748	0.10
Savings accounts	69,543	0.19	30,570	0.05	28,989	0.05
Total interest bearing accounts	241,092	0.12	212,345	0.11	185,261	0.08
Total non-maturity accounts	337,537	0.09	305,233	0.08	272,708	0.05

Certificate accounts:
3 months or less	2,522	0.09%	4,969	0.16%	4,263	0.12%
Over 3 months through 1 year	37,401	0.23	55,748	0.37	52,781	0.36
Over 1 year through 3 years	187,183	0.89	231,896	0.99	307,160	1.68
Over 3 years	21,061	1.31	3,055	1.18	5,705	3.25
Total	248,167	0.82	295,668	0.86	369,909	1.50
Total deposits	$585,704	0.40%	$600,901	0.46%	$642,617	0.88%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013. At that date, such deposits represented 21.1% of total deposits and had a weighted average rate of 0.92%.

Maturity Period
(In thousands)
3 months or less	$17,347
Over 3 months through 1 year	77,658
Over 1 year through 3 years	27,083
Over 3 years	1,405
Total	$123,493

At December 31, 2013, FHLMC mortgage-backed securities with an amortized cost of $4.7 million were pledged as collateral for deposits from public entities. See Notes 2 and 9 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Borrowings. During 2013 and 2012, in addition to the Company’s subordinated debentures, the Bank’s borrowings consisted primarily of FHLB advances.

The Bank is authorized to access advances from the FHLB of Atlanta to supplement its liquidity needs for funds to meet loan origination and deposit withdrawal requirements. The FHLB of Atlanta functions as a central correspondent bank providing credit for its member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. FHLB advances are available under several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.12% of the Bank’s total assets with a cap of $20.0 million, and an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. See Notes 12 and 22 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$—	$16,500	$—
Retail repurchase agreements (1)	$—	$—	$2,096
Rate paid on:
FHLB advances	—	0.21%	0.00%
Retail repurchase agreements	—	0.00%	0.25%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$19,500	$16,500	$10,000
Retail repurchase agreements (1)	$—	$2,288	$2,633
Approximate average short-term borrowings outstanding:
FHLB advances	$—	$2,550	$749
Retail repurchase agreements (1)	$—	$1,557	$2,184
Approximate weighted average rate paid: (2)
FHLB advances	0.26%	0.31%	3.38%
Retail repurchase agreements	—	0.25%	0.25%

(1)	The Bank discontinued the retail repurchase agreement program effective as of November 1, 2012.
(2)	Based on month-end balances.

Competition. The Bank faces strong competition in originating loans and attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community, including lease financing. Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions, mortgage bankers and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the reduction of restrictions on the interstate operations of financial institutions.

The Bank attracts deposits through its branch offices primarily from local communities. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions and brokers in the Bank’s primary market area. The Bank competes for deposits and loans by offering a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank’s primary market area for gathering deposits and/or originating loans is eastern and central North Carolina, where the Bank’s offices are located.

The Bank also makes securities brokerage services available through an affiliation with an independent broker-dealer.

Employees. As of December 31, 2013, the Bank had 235 full-time and 26 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

North Carolina Banking Law Modernization Act. As a result of recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect on October 1, 2012 that comprehensively modernized North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed in the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the structure of bank regulation, affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were granted broad discretion in drafting rules and regulations. The Dodd-Frank Act included, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•	a permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule becomes fully effective in July 2015. The Volcker Rule is not expected to have a material impact on the Bank or the Company.

Safety and Soundness Guidelines. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets the standards adopted in the interagency guidelines.

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

DIF-insured banks must deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Any bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

Basel III. On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to us are:

•	The new rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action ( PCA) framework while incorporating these increased minimum requirements.

•	The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.
•	Under the new rule, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.
•	The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC confirmed that it would join in the Basel III standards and, on September 10, 2013, issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank is required to comply with the interim final rule beginning on January 1, 2015.

Compliance by the Company and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while recently promulgated, have not been implemented.

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

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2013.

			Adequately		Significantly
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	16.8%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	15.6%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	11.2%	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as one that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory rating category. See Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 14 of the Notes to Consolidated Financial Statements for additional information.

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

The Bank’s CRA rating would be a factor to be considered by the FRB and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications. During the Bank’s last compliance examination, the Bank received a “satisfactory” rating with respect to CRA compliance.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $849,000 at December 31, 2013. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to FRB regulations, the Bank must maintain average daily reserves against its net transaction accounts, equal to 3% of the amount over $12.4 million up to and including $79.5 million, plus 10% on the amount over $79.5 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount equal to the amount or ratio fixed by the Commissioner. As of December 31, 2013, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a long-range plan for management of the DIF. As part of this plan, the FDIC adopted a final rule to set the reserve ratio at 2.0%. In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

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

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The FDIC established the FICO assessment rate effective for the first quarter of 2012 at 0.66 cents annually per $100 of assessable deposits. The Bank’s quarterly FICO payments during the year ended December 31, 2013 was 0.66 cents annually per $100 of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would also increase the operating expenses of the Bank. Management cannot predict what deposit insurance assessment rates will be in the future.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans held for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 28.7% of total deposits and short-term borrowings at December 31, 2013, which management believes is adequate.

Dividend Restrictions. FDIC regulations and North Carolina banking laws restrict the Bank from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Limits on Loans to One Borrower. The Bank generally is subject to both federal banking regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $12.2 million at December 31, 2013. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self-imposed loans-to-one-borrower limit, which currently is $8.0 million, which has been exceeded from time to time subject to advance approval by the Board of Directors; however, there were no borrowers over that limit during 2013. At December 31, 2013, the Bank’s largest lending relationship was a $6.4 million relationship consisting of three commercial real estate loans. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2013.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are subject to Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and FRB Regulation O on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

USA Patriot Act. The USA Patriot Act (“Patriot Act”) is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in legal consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions affecting transactions with designated foreign countries, nationals and others. These are typically known as “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) (also known as the Financial Services Modernization Act of 1999) expanded certain activities in which banks and bank holding companies may engage. The GLBA made three fundamental changes: repealed key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with investment banks; modified the Bank Holding Company Act (“BHCA”) to permit companies that own commercial banks to engage in a broader range of financial activities; and allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The GLBA also contains a range of supervisory requirements and activities, including requirements for safeguarding the privacy of customer information.

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

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z under the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Consumer Laws and Regulations. The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

We cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Depository Institution Regulation - Capital Requirements.”

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain FRB approval prior to acquiring control of the Company or the Bank. Pursuant to the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. The Change in Bank Control Act (“CBCA”) and the related FRB regulations require any person or persons acting in concert, to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The CBCA defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company whose securities are registered under the Securities Exchange Act of 1934.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by laws of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers. Interstate acquisitions of branches are permitted only if laws of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions.

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

Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”. See “Depository Institution Regulation - Prompt Corrective Regulatory Action.”

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

In addition, in 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Company to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Taxation – General. The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2013 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company and the Bank file a consolidated federal income tax return. The Company’s federal income tax returns have been audited through the year ended December 31, 2007.

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

See Notes 1 and 13 of the Notes to Consolidated Financial Statements for additional information regarding taxation.

Item 1A. Risk Factors. Not required for a Smaller Reporting Company

Item 1B. Unresolved Staff Comments. Not required for a Smaller Reporting Company

Item 2. Properties. The following table contains information about the Bank’s premises and equipment at December 31, 2013.

	Year Opened	Owned or Leased	Book Value at December 31, 2013	Approximate Square Footage
	(Dollars in thousands)
Main Office: 1311 Carolina Avenue Washington, NC	1986	Owned	$689	10,200

Branch Offices: 300 North Market Street Washington, NC	1959	Owned	120	4,680

1328 John Small Avenue Washington, NC	2001	Leased	31	1,916

2999 US Highway 17 South Chocowinity, NC	1999	*	185	2,530

301 E. Arlington Blvd Greenville, NC	1993	Owned	254	2,600

907 E. Firetower Road Greenville, NC	2005	Owned	676	2,245

1707 SE. Greenville Blvd Greenville, NC	2007	Owned	903	2,245

604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	109	2,500

2236 S. Croatan Hwy, Suite 6 Nags Head, NC	2002	Leased	54	1,600

47560 NC Hwy 12 Buxton, NC	2005	*	385	1,995

2430 North Heritage Street Kinston, NC	2001	Leased	25	2,145

1725 Glenburnie Road New Bern, NC	1990	Owned	249	2,600

202 Craven Street New Bern, NC	1995	Leased	2	2,500

11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	72	1,600

241 Green Street Fayetteville, NC	1999	Owned	1,098	10,000

705 Executive Place Fayetteville, NC	1999	Leased	8	2,200

600 N. Chestnut Street Lumberton, NC	1999	Owned	330	6,100

3000 N. Elm Street Lumberton, NC	2001	Leased	162	2,128

3103 N. Main Street Hope Mills, NC	2004	Owned	451	2,072

	Year Opened	Owned or Leased	Book Value at December 31, 2013	Approximate Square Footage

100 E. Hope Lodge Street Tarboro, NC	2000	Leased	28	1,500

300 Sunset Avenue Rocky Mount, NC	1994	Owned	272	4,948

2901 Sunset Avenue Rocky Mount, NC	2000	Owned	882	5,635

1378 Benvenue Road Rocky Mount, NC	2000	*	150	5,376

4800 Six Forks Road, Suite 115 Raleigh, NC	2004	Leased	58	6,621

4215-01 University Drive Durham, NC	2004	Leased	74	2,000

1612 Military Cutoff Road Wilmington, NC	2013	Leased	81	3,560

Operations Center: Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	3,531	12,451

Credit Administration: Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	881	11,328

Total book value			$11,760

* Lease land, own building.

The book value of the Bank’s premises and equipment was $11.8 million at December 31, 2013. See Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings

From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business. At December 31, 2013, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 680 registered stockholders of record as of March 17, 2014.

Stock Price and Dividend Information. The following table presents the high and low trading price information of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

	Trading Prices and Dividends for Periods Indicated
Quarterly Period Ended	High	Low	Dividends
March 31, 2013	$6.88	$4.80	$0.00
June 30, 2013	6.78	6.30	0.00
September 30, 2013	6.85	6.10	0.00
December 31, 2013	7.97	6.04	0.00

March 31, 2012	$4.64	$3.20	$0.00
June 30, 2012	4.90	3.80	0.00
September 30, 2012	4.90	3.70	0.00
December 31, 2012	6.11	4.60	0.00

Dividends. The Company’s ability to pay dividends on its Common Stock is principally dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. In order to preserve the Bank’s capital, in December 2010 the Company suspended quarterly cash dividend payments. Subsequent to December 31, 2013, on January 23, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share, payable February 14, 2014 to shareholders of record as of the close of business on February 4, 2014. The Board will continue to review future dividend payments, which will depend upon the Company’s financial condition, earnings and equity requirements. For additional information “Item 1. Business – Regulation of the Company – Dividends” and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Performance Graph. Not required for a Smaller Reporting Company

Issuer Purchases of Equity Securities. The following table sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 2013 Beginning date: October 1 Ending date: October 31	-0-	$0.00	-0-	487,560

November 2013 Beginning date: November 1 Ending date: November 30	15,395	7.16	15,395	472,165

December 2013 Beginning date: December 1 Ending date: December 31	81,993	7.55	81,993	390,172

Shares may be purchased under a repurchase program announced on October 29, 2013. Under this program, the Company announced that it may purchase up to 487,560 shares of its Common Stock. The average price per share includes commissions of $0.05 per share.

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

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. will be held Thursday, May 22, 2014 at 11:00 a.m. eastern time, at the main office of First South Bank, 1311 Carolina Avenue, Washington, North Carolina.

Item 6.  Selected Financial Data. The following table containing selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2013. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$29,672	$34,594	$39,303	$42,871	$49,060
Interest expense	2,846	4,700	7,556	9,019	16,094
Net interest income	26,826	29,894	31,747	33,852	32,966
Provision for loan losses	1,085	23,252	10,813	22,152	7,180
Non-interest income	10,408	10,817	9,420	10,844	10,960
Non-interest expense	27,037	35,573	27,953	26,725	25,345
Income (loss) before income taxes	9,112	(18,114)	2,401	(4,181)	11,101
Income tax expense (benefit)	3,100	(7,137)	848	(1,801)	4,365
Net income (loss)	$6,012	$(10,977)	$1,553	$(2,380)	$7,036

Per Share Data
Net income (loss) - basic	$0.62	$(1.13)	$0.16	$(0.24)	$0.72
Net income (loss) - diluted	0.62	(1.13)	0.16	(0.24)	0.72
Dividends	0.00	0.00	0.00	0.49	0.80
Book value	7.75	7.66	8.63	8.15	8.85
Tangible book value	7.32	7.22	8.06	7.57	8.27

Balance Sheet Data
Total assets	$674,722	$707,713	$746,941	$797,246	$829,891
Cash and interest earning deposits	24,235	12,366	32,774	44,434	30,045
Investment securities	150,806	164,838	138,515	98,883	97,239
Loans held for sale	2,992	44,725	6,436	4,464	6,549
Loans held for investment, net	443,351	433,987	518,766	601,610	652,107
Deposits	585,704	600,901	642,617	689,465	688,511
Borrowings	10,310	26,810	12,406	21,813	47,690
Stockholders’ equity	74,858	74,653	84,113	79,513	86,214

Average Balance Data
Average assets	$688,226	$732,091	$779,369	$811,742	$866,504
Average interest-earning assets	629,560	667,079	700,181	738,074	800,899
Average interest-bearing liabilities	511,555	544,296	590,933	623,155	679,299
Average Equity	76,669	85,295	81,458	86,852	88,129

Selected Performance Ratios
Return on average assets	0.87%	(1.50)%	0.20%	(0.29)%	0.81%
Return on average equity	7.84%	(12.87)%	1.91%	(2.74)%	7.98%
Efficiency	72.61%	87.30%	67.83%	59.72%	57.63%
Interest rate spread	4.32%	4.42%	4.52%	4.55%	4.04%
Net interest margin	4.34%	4.43%	4.53%	4.59%	4.12%
Average earning assets/average interest bearing liabilities	123.07%	122.56%	118.49%	118.44%	117.90%
Noninterest expense/average assets	3.93%	4.86%	3.59%	3.29%	2.92%

Asset Quality Ratios
Non-performing assets/assets	2.27%	4.84%	8.04%	6.63%	2.50%
Non-performing loans/total loans	1.23%	4.38%	7.95%	6.59%	1.51%
Allowance for loan losses/gross loans held for investment	1.69%	1.78%	2.84%	3.03%	2.02%
Provision for credit losses/gross loans held for investment	0.24%	5.25%	2.02%	3.56%	1.08%

Capital Ratios and Other Data
Equity to assets ratio	11.09%	10.55%	11.26%	9.97%	10.39%
Average equity/average assets	11.14%	11.65%	10.45%	10.70%	10.17%
Loans serviced for others	$325,441	$313,823	$319,363	$318,218	$289,324
Full-service banking offices	26	26	26	28	28

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

Prevailing economic conditions, competition, as well as federal and state regulations, affect the operations of the Bank. The Bank's cost of funds is influenced by interest rates paid on competing investments, rates offered on deposits by other financial institutions in the Bank's market area and by general market interest rates. Lending activities are affected by the demand for financing of real estate and various types of commercial, consumer and mortgage loans, and by the interest rates offered on such financing. The Bank's business emphasis is to operate as a well-capitalized, profitable and independent community oriented financial institution dedicated to providing quality customer service and meeting the financial needs of the communities it serves. The Bank believes it has been effective in serving its customers because of its ability to respond quickly and effectively to customer needs and inquiries. The Bank's ability to provide these services has been enhanced by the effectiveness of its senior management team.

Asset Disposition Plan. See “Part I, Item 1. Business – Asset Disposition Plan” above for additional information regarding a prior year plan that was executed in order to significantly reduce the level of problem assets through the bulk sale of troubled loans and the write down of OREO assets.

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

The levels of cash and cash equivalents depend on the Bank's operating, investing and financing activities during any given period. Cash and cash equivalents increased to $24.2 million at December 31, 2013, from $12.4 million at December 31, 2012. The Bank has other sources of liquidity if a need for additional funds arises. Investment securities available for sale, consisting of government agencies, mortgage-backed securities, municipal securities and corporate bonds, decreased to $150.3 million at December 31, 2013, from $164.8 million at December 31, 2012. During 2013 the Bank purchased investment securities held to maturity of $506,000. See Consolidated Statements of Cash Flows and Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information on the Bank's operating, investing and financing activities.

Borrowings consisting of junior subordinated debentures and FHLB advances decreased to $10.3 million at December 31, 2013, from $26.8 million at December 31, 2012. FHLB advances of $16.5 million at December 31, 2012, were all repaid with a portion of the Disposition Plan proceeds.

The Bank has pledged its FHLB Atlanta stock and certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 20% of the Bank’s total assets. The Bank had $116.0 million of remaining credit availability with the FHLB at December 31, 2013, compared to $126.8 million at December 31, 2012. At December 31, 2013, the Bank had lendable collateral value with the FHLB totaling $70.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at December 31, 2013, the Bank had available contingency funding sources of $60.0 million of pre-approved but unused lines of credit. See Notes 1 and 12 of the Notes to Consolidated Financial Statements for additional information.

Junior subordinated debentures totaling $10.3 million were outstanding at December 31, 2013 and 2012, respectively. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. They have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company, and for the Bank, as the Company invested the proceeds in the Bank as additional paid-in capital. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 22 of the Notes to Consolidated Financial Statements for additional information. As described in Part I, “Item 1. Business – Depository Institution Regulation – Capital Requirements,” in June 2012, the federal bank regulatory agencies jointly issued proposed rules to implement the capital reforms of the Basel III framework. These proposed regulatory capital guidelines would phase out the Tier 1 capital treatment of trust preferred securities for institutions with less than $15 billion in total assets over a ten-year period, beginning in 2013, until they are fully phased out in 2022. In July 2013, the banking regulators issued final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that had issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital instruments.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's total regulatory capital was $81.2 million at December 31, 2013, compared to $80.2 million at December 31, 2012. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%, and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier 1 capital. The Bank is also subject to the capital requirements of North Carolina banking law, as described in Part I, “Item 1. Business – Depository Institution Regulation – North Carolina Capital Requirements and Regulatory Action.” The Bank was in compliance with all regulatory capital requirements at December 31, 2013 and 2012. See Note 14 of the Notes to Consolidated Financial Statements for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2013 and 2012.

As described in “Item 1. Business – Depository Institution Regulation – Capital Requirements – Basel III,” the federal banking regulators have issued a final rule implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. This rule will change the capital requirements applicable to the Company and the Bank. The rule requires the Company and the Bank to comply with the following new minimum capital ratios, effective January 1, 2015:

1.	a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets;
2.	a Tier 1 capital ratio of 6% of risk-weighted assets (increased from 4%);
3.	a total capital ratio of 8% of risk-weighted assets (unchanged);
4.	a leverage ratio of 4% of average total assets (unchanged).

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

Table 1 below presents a static simulation projection of changes in EVE and net interest income, before provision for credit losses, in the event of sudden and sustained increases in market interest rates for the various rate shock levels at December 31, 2013. At December 31, 2013, the Bank's estimated changes in EVE and net interest income were within the Board established target limits. The Bank uses IPS-Sendero modeling software in the preparation of its interest rate risk simulation projections.

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income Before PCL
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$92,872	$(26,282)	(22.1)%	$26,575	$96	0.4%
+ 300 bp	100,609	(18,545)	(15.6)	26,819	340	1.3
+ 200 bp	108,143	(11,011)	(9.2)	26,954	475	1.8
+ 100 bp	114,299	(4,855)	(4.1)	26,832	353	1.3
Base	119,154	-	-	26,479	-	-

Certain shortcomings are inherent in the method of analysis presented in Table 1. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinance activity if market interest rates remain at or decrease below current levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Also, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

Asset/Liability Management. The Bank strives to maintain a consistent net interest margin and reduce its exposure to adverse changes in interest rates. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. Given our level of fixed rate lending, coupled with embedded floors in our floating rate loan portfolio and our level of interest-bearing non-maturity deposits that can reprice immediately, the Bank has potential exposure to a near-term rising interest rate environment. Management has taken steps to lessen this exposure by adding more defensive investments in the bond portfolio and adding some longer-term fixed rate funding to the balance sheet.

Interest rate risk and trends, liquidity and capital ratios are reported to the ALCO and the Board on a regular basis. The ALCO reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board with respect to the Bank's asset and liability goals and strategies.

A primary component of managing interest rate risk is based on changes in the volume of interest-earning assets and interest-bearing liabilities. Table 2 and Table 3 below summarize the changes in the volume of interest-earning assets and interest-bearing liabilities and their respective average balances during 2013 and 2012. Additionally, depending on market conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of available for sale investment securities, the Bank has the ability to sell a security in a timely manner should an immediate liquidity need arise.

The Bank uses net interest income sensitivity and gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

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

Table 2 – Rate/Volume Analysis	Year Ended December 31,				Year Ended December 31,
	2013 vs. 2012				2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate Volume	Total	Volume	Rate	Rate Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(2,677)	$(1,965)	$180	$(4,462)	$(3,923)	$(1,502)	$171	$(5,254)
Investments and deposits	257	(685)	(32)	(460)	1,078	(437)	(96)	545
Total earning assets	(2,420)	(2,650)	148	(4,922)	(2,845)	(1,939)	75	(4,709)

Interest expense:
Deposits	(258)	(1,667)	99	(1,826)	(592)	(2,477)	204	(2,865)
Borrowings	(3)	(1)	-	(4)	10	(24)	(7)	(21)
Junior subordinated debentures	-	(24)	-	(24)	-	30	-	30
Total interest-bearing liabilities	(261)	(1,692)	99	(1,854)	(582)	(2,471)	197	(2,856)
Change in net interest income	$(2,159)	$(958)	$49	$(3,068)	$(2,263)	$532	$(122)	$(1,853)

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

Table 3 – Yield/Cost Analysis	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$451,207	$24,706	5.48%	$496,800	$29,168	5.87%	$560,702	$34,442	6.14%
Investments and deposits	178,353	4,966	3.07 (2)	170,279	5,426	3.19 (2)	139,479	4,881	3.50
Total earning assets	629,560	29,672	4.79 (2)	667,079	34,594	5.15 (2)	700,181	39,303	5.61

Nonearning assets	58,666			65,012			79,188
Total assets	$688,226			$732,091			$779,369

Interest bearing liabilities:
Deposits	$498,545	2,500	0.50	$530,121	4,325	0.82	$577,670	7,190	1.24
Borrowings	2,700	7	0.26	2,865	11	0.28	2,953	32	1.08
Junior subordinated debentures	10,310	339	3.29	10,310	364	3.53	10,310	334	3.24
Total interest bearing liabilities	511,555	2,846	0.56	544,296	4,700	0.86	590,933	7,556	1.28
Noninterest bearing demand deposits	93,763	0	0.00	95,411	0	0.00	99,752	0	0.00
Total sources of funds	605,318	2,846	0.47	639,707	4,700	0.73	690,685	7,556	1.09

Other liabilities	6,239			7,089			7,226
Stockholders’ equity	76,669			85,295			81,458
Total liabilities and equity	$688,226			$732,091			$779,369

Net interest income		$26,826			$29,894			$31,747

Interest rate spread (2)(3)			4.32%			4.42%			4.52%
Net yield on earning assets (2)(4)			4.34%			4.43%			4.53%
Ratio of earning assets to interest bearing liabilities			123.07%			122.56%			118.49%

1.	Does not include nonaccrual loan balances, except loans for which payments are being made and interest is recorded on a cash basis.
2.	Shown as a tax-adjusted yield.
3.	Represents the difference between the average yield on earning assets and the average cost of funds.
4.	Represents net interest income divided by average earning assets.

Table 3 above contains comparative information relating to the Company's average balance sheet for 2013, 2012, and 2011, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents net interest income (tax adjusted basis) divided by average earning assets.

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

Results of Operation

See “Item 1. Business – Asset Disposition Plan” above, for additional information regarding the impact of the Disposition Plan on the results of operation for the year ended December 31, 2013.

Comparison of Financial Condition at December 31, 2013 and 2012.

Total assets declined to $674.7 million at December 31, 2013 from $707.7 million at December 31, 2012. Earning assets declined to $617.2 million at December 31, 2013 from $654.5 million at December 31, 2012. The ratio of earning assets to total assets was 91.5% at December 31, 2013 compared to 92.5% at December 31, 2012. Total assets were reduced and our asset mix changed, as proceeds from the bulk loan transaction and the sale of mortgage loans held for sale were used to pay off maturing FHLB advances, purchase investment securities and manage nonrenewal of higher costing certificates of deposit.

Interest-bearing deposits with banks increased to $12.4 million at December 31, 2013 from $3.1 million at December 31, 2012. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale declined to $150.3 million at December 31, 2013 from $164.8 million at December 31, 2012. During 2013, there were $59.0 million of purchases, $43.2 million of sales, $21.9 million of principal repayments, a $7.5 million decline in unrealized holding gains, and $846,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. Investment securities held to maturity increased to $506,000 at December 31, 2013 compared to none held at December 31, 2012. During 2013, the Bank continued to diversify its investment portfolio by adding defensive investments. While these investments have a lower current yield than our legacy portfolio, they should help insulate earnings in a rising interest rate environment. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional disclosure information.

Total loans held for sale declined to $3.0 million at December 31, 2013, from $44.7 million at December 31, 2012, reflecting the net effect of the bulk sale transaction and current mortgage lending activity. During 2013, there were $22.9 million of loan originations (net of principal payments), $65.9 million of loan sales and $1.3 million of net realized gains. Proceeds from mortgage loan sales are primarily used to fund liquidity needs of the Bank, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general banking operations. Loans serviced for others increased to $325.4 million at December 31, 2013, from $313.8 million at December 31, 2012. See Note 3 of Notes to Consolidated Financial Statements for additional disclosure information.

Total loans and leases held for investment increased to $451.0 million at December 31, 2013, from $441.9 million at December 31, 2012. During 2013, there were $14.6 million of originations net of principal payments, $1.3 million of net charge-offs, $1.1 million of provisions for credit losses and $4.1 million of transfers to OREO. The Bank originates both fixed and adjustable rate secured and unsecured loans held for investment. Adjustable rate loans provide the ability to better manage exposure to market and interest rate risk due to changes in interest rates. The Bank continues to limit the origination of new acquisition and development loans, lot loans or land loans. After successfully reducing its acquisition, development and construction concentration, the Bank has resumed originations, in select markets within its footprint, of speculative and pre-sold construction loans on 1 to 4 family residential properties and construction loans for commercial projects with an emphasis on owner-occupied properties.

Total loans held for investment on nonaccrual status increased to $5.6 million at December 31, 2013, from $4.4 million at December 31, 2012. The ratio of loans on nonaccrual status to total loans increased to 1.3% at December 31, 2013, from 1.0% at December 31, 2012. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (“ALLL”). Aside from the loans identified on nonaccrual status, there were no loans at December 31, 2013, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

The ALLL was $7.6 million at December 31, 2013, compared to $7.9 million at December 31, 2012, reflecting provisions for credit losses and net charge-offs. During 2013, there were $1.1 million of provisions for loan and lease losses and $1.3 million of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.69% at December 31, 2013, compared to 1.77% at December 31, 2012. See Part I, “Item 1. Business–Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

OREO acquired from foreclosures declined to $9.4 million at December 31, 2013, from $12.9 million at December 31, 2012. The composition of the $3.5 million decline in OREO included $7.1 million of disposals, $546,000 of valuation adjustments, net of $4.1 million of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See Notes 7 and 19 of Notes to Consolidated Financial Statements for additional information.

During 2013, the Bank purchased $10.0 million of bank-owned life insurance (“BOLI”). The investment returns from BOLI will be used to recover a portion of the cost of providing benefit plans to employees.

Other assets increased to $10.5 million at December 31, 2013, from $6.1 million at December 31, 2012, primarily reflecting the recording of tax accounting entries associated with the Disposition Plan and the valuation adjustment on OREO. The loss associated with the bulk sale of problem loans and the valuation adjustment on OREO were previously reflected in our December 31, 2012 net operating results, creating a $10.8 million tax net operating loss carryover for the Company. Tax accounting entries to capture this change impacted our net income tax receivable and net deferred income tax accounts by $6.1 million, and are reflected in our December 31, 2013 balance sheet. Recording these entries had no effect on net income, total assets, or shareholders’ equity for the periods presented.

Goodwill related to prior period acquisitions was $4.2 million at December 31, 2013 and 2012, respectively, and is not amortized according to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2013 or December 31, 2012. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Total deposits were $585.7 million at December 31, 2013, versus $600.9 million at December 31, 2012. For the year, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased to $337.5 million at December 31, 2013, from $305.2 million at December 31, 2012. Certificates of deposit (“CDs”) declined to $248.2 million, or 42.4% of total deposits, at December 31, 2013, from $295.7 million, or 49.2% of total deposits, at December 31, 2012. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during 2013, and was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See Note 9 of Notes to Consolidated Financial Statements and Interest Expense below for additional information regarding deposits and the cost of funds.

There were no FHLB borrowings outstanding at December 31, 2013, compared to $16.5 million at December 31, 2012, reflecting the repayment of all FHLB borrowings with a portion of the Disposition Plan proceeds. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk. There was $10.3 million of junior subordinated debentures outstanding at both December 31, 2013 and 2012. See Notes 12 and 22 of Notes to Consolidated Financial Statements for additional information.

Stockholders' equity increased to $74.9 million at December 31, 2013, from $74.7 million at December 31, 2012. This increase primarily reflects the $6.0 million of net income earned for the year ended December 31, 2013, net of a $5.1 million adjustment in accumulated other comprehensive income resulting from the mark-to-market of the available-for-sale securities portfolio and $729,000 used to acquire 97,388 shares of the Company’s common stock pursuant to an announced repurchase plan.

Effective as of October 31, 2013, the Company retired 1,502,951 shares of its common stock that were being held as Treasury Stock. The retired shares were returned to authorized/unissued shares. The retirement of these treasury shares had no effect on previously reported net income, total assets or stockholders’ equity. See Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Comprehensive Income (Loss) for additional information.

The tangible equity to assets ratio increased to 10.47% at December 31, 2013, from 9.95% at December 31, 2012. There were 9,653,883 common shares outstanding at December 31, 2013, compared to 9,751,271 shares outstanding at December 31, 2012, reflecting the net effect of shares purchased through the Company’s stock repurchase program. Tangible book value per common share increased to $7.32 at December 31, 2013, from $7.22 at December 31, 2012.

The Company paid no quarterly cash dividends in 2013 or 2012. In order to preserve the Bank’s capital, the Company suspended quarterly cash dividend payments in December 2010. Subsequent to December 31, 2013, on January 23, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share, payable February 14, 2014 to shareholders of record as of the close of business on February 4, 2014. The reinstatement of a dividend reflects the strong capital position of the Company, sound and improved financial performance and our desire to provide additional value to our shareholders. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs and economic conditions.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of December 31, 2013, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since December 31, 2013, that management believes have changed the Bank's well capitalized category. See “Liquidity and Capital Resources” above and Note 14 of Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012.

General. The Company reported net income of $6.0 million for 2013, compared to a net loss of $11.0 million for 2012. The net income per diluted common share was $0.62 per share for 2013, compared to net loss per diluted common share of $1.13 per share for 2012.

As discussed above, and disclosed in our Form 10-K for 2012, the Bank executed a bulk sale of problem loans and made significant fair value adjustments to loans and OREO, that were reflected in our December 31, 2012, quarterly and year end operating results. The operating results for 2013 reflect the positive impact of those actions. Although a lower average volume of earning assets resulted in a decline in net interest income when compared with 2012, improvement in provisions for loan losses and non-interest expenses specifically related to the maintenance and valuation charges of OREO have enhanced earnings growth. As the Bank continues to shift its focus from asset remediation and disposition to activities which will grow earning assets. The Bank remains focused on long-term strategies, including asset quality, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines. When combined with the bulk disposition of problem assets, we believe this strong capital position provides the Bank with a solid foundation from which to grow.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. For 2013, ROA and ROE increased to 0.87% and 7.84%, respectively, from (1.50%) and (12.87%), respectively, achieved for 2012. The 2012 key ratios were negatively impacted by the execution of the bulk sale. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) improved to 72.6% for 2013, from 87.3% for 2012. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses.

Interest Income. Interest income declined to $29.7 million for 2013, from $34.6 million for 2012. The decline in interest income is due primarily to a reduction in the volume and a change in the composition of earning assets. Total average earning assets declined during 2013 as the average level of loans and leases held for investment has compressed, primarily due to the Disposition Plan. This reduction has been somewhat offset with an increased level of investment securities and interest-bearing cash. Average interest-earning assets declined to $629.6 million for 2013, from $667.1 million for 2012. The tax equivalent yield on average interest-earning assets declined to 4.79% for 2013, from 5.15% for 2012.

Interest Expense. Interest expense declined to $2.8 million for 2013, from $4.7 million for 2012, reflecting a reduction in interest rates paid between the comparative reporting periods, as well as a change in the mix and reduced volume of average interest-bearing liabilities. Average interest-bearing liabilities declined to $511.6 million for 2013, from $544.3 million for 2012. Average noninterest-bearing demand deposits declined to $93.8 million for 2013, from $95.4 million for 2012. The average cost of interest-bearing liabilities, declined to 0.56% for 2013, from 0.86% for 2012. The Company was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment and the repayment of borrowed money.

Net Interest Income. Net interest income declined to $26.8 million for 2013, from $29.9 million for 2012. The tax equivalent net interest margin for 2013 declined to 4.34%, from 4.43% for 2012.

The decline in net interest income and the net interest margin is due primarily to a reduction in the level, and a change in the composition, of our earning asset base. As noted above, total average earning assets have declined during the year as the average level of loans and leases held for investment has compressed, primarily due to the Disposition Plan. This reduction has been somewhat offset with an increased level of investment securities and interest-bearing cash. A portion of the proceeds from this sale was redeployed into other investment securities that perform better in a rising interest rate environment, with the residual funds retained in cash to be redeployed into future loan growth or other investments where returns will improve as rates increase. The immediate impact of this transaction, in conjunction with defensive investments made earlier in the year, is a reduction in our quarterly interest income and yield from our investment portfolio. However, we believe our balance sheet is better poised to respond to increases in interest rates and that we are in a position to take advantage of future opportunities as they present themselves.

While the Company has taken steps to help protect the Bank against the potential impacts of a rising rate environment, we anticipate that should interest rates remain unchanged, the repricing of higher yielding long-term assets, coupled with the issuance of organic loan growth in the current low rate environment may result in continued compression of our asset yields and net interest margin. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank recorded $1.1 million of provisions for credit losses in 2013, compared to $23.3 million of provisions for credit losses in 2012, including $17.2 million associated with the bulk sale. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The reduction in provisions for credit losses is attributable to the net impact of the bulk sale transaction and management’s efforts in improving asset quality. The provision for credit losses is necessary to maintain the allowance for loan and lease losses (“ALLL”) at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See Part I, “Item 1. “Business–Asset Disposition Plan”, “Business-Lending Activities-Allowance for Credit Losses”, Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.

Noninterest Income. Total noninterest income was $10.4 million for 2013, compared to $10.8 million for 2012. Noninterest income consists of fees and servicing fees earned on loans, service charges and insufficient funds fees collected on deposit accounts, net gains from loan and securities sales and other miscellaneous income. The Bank strives to improve the amount of noninterest income earned across both deposit and loan service offerings. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

While the aggregate level of fees and service charges on deposit accounts of $4.2 million for 2013 remain relatively unchanged from the prior year, the source of this income has shifted. As the Bank began the implementation of new deposit products in 2013, the level of NSF fees declined to $1.6 million for 2013, from $1.9 million in 2012. However, during this same period the level of other deposit related fees increased $246,000 or 73% to $623,000 for 2013. We anticipate this trend continuing into 2014 as we continue the migration of additional legacy deposit accounts into these new products.

The Bank’s mortgage division generates revenues through loan originations as well as loan servicing. While loan servicing fees, at $834,000 for 2013, remained stable from 2012, the revenue generated from the gain on sale of mortgage loans fell $1.1 million from the 2012 levels to $1.3 million for 2013. This change is primarily attributable to home mortgage rates starting to rise off their recent historic low levels, causing a slowdown in mortgage activity, especially refinances. We anticipate this trend of reduced mortgage activity to continue into 2014. We do not foresee mortgage refinancing regaining the levels reached over the recent past, however, we expect the level of new purchase activity to help fill this void as the overall economic climate improves in the Bank’s market area.

The Bank may sell fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. The Bank sold $65.9 million of loans held for sale in 2013, compared to $29.5 million sold in 2012. Mortgage loan originations slowed during the second half of 2013, as new purchase activity has not fully replaced the reduction in refinance activity. The future levels of gains on sales of mortgage loans and loan servicing fees are dependent on the pricing and volume of new mortgage loan originations. We anticipate that mortgage loan originations in 2014 will be dependent on housing activity in our markets, the level of mortgage loan interest rates and our marketing efforts.

Gains from sales of investment securities available for sale declined to $548,000 for 2013, from $1.5 million for 2012. The Bank sold $43.2 million of investment securities available for sale in 2013, compared to $32.7 million sold in 2012. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of disposing of nonperforming assets, the Bank recorded net gains on sales of other real estate owned properties of $609,000 for 2013, compared to $529,000 of net losses recorded for 2012. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Noninterest Expenses. Total noninterest expense declined to $27.0 million for 2013, from $35.6 million for 2012. This was primarily attributable to a significant reduction in OREO valuation and maintenance expenses, as well as lower compensation and employee benefits expenses.

Compensation and fringe benefits, the largest component of noninterest expense, declined to $15.1 million for 2013, from $16.7 million for 2012. The 2012 amount included approximately $1.5 million of additional non-recurring accruals for retirement benefits. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes on OREO properties declined to $1.2 million for 2013, from $8.8 million for 2012, including a $5.2 million valuation charge under the Disposition Plan. See Part I, “Item 1. Business–Asset Disposition Plan”, and Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information.

FDIC insurance premiums declined to $850,000 for 2013, from $987,000 for 2012, reflecting a reduction in the deposit insurance assessment calculation base. Data processing costs increased to $2.3 million for 2013, from $1.9 million for 2012, reflecting the expiration of favorable initial pricing received from a core data processing system conversion completed in March 2012.

Premises and equipment, advertising, amortization of intangibles and other expense, remained relatively consistent during the respective reporting periods.

Income Taxes. The Company recorded a $3.1 million income tax expense for 2013, compared to $7.1 million of income tax benefit for 2012, reflecting the tax benefits associated with the Disposition Plan. The pretax operating income was $9.1 million for 2013, compared to pretax loss of $18.1 million for 2012. Changes in the amount of income tax expense or benefit reflect changes in pretax income or loss, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The effective income tax expense rate for 2013 was 34.0%, compared to an effective income tax benefit rate of 39.4% for 2012. See Notes 1 and 13 of Notes to Consolidated Financial Statements for additional information.

In 2013 The North Carolina State Legislature made changes to the state’s tax laws.  As a result the corporate income tax rate for 2014 will be reduced from 6.9% to 6.0%.  This rate is scheduled to reduce to 5.0% for 2015.  We anticipate that this change in the tax code, in conjunction with the Bank’s increased level of investment in tax-exempt municipal securities, will result in further lowering of the Company’s effective tax rate over the near term.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011.

General. The Company reported a net operating loss of $11.0 million for 2012, compared to net income of $1.6 million for 2011. The net loss per diluted common share was $1.13 per share for 2012, compared to net income per diluted common share of $0.16 per share for 2011. Excluding the effects of the Disposition Plan, net income for 2012 would have been $3.0 million, or $0.31 per diluted common share. See Part I, “Item 1. Business–Asset Disposition Plan” for additional information.

In addition to the Disposition Plan, net earnings for 2012 and 2011 were influenced by the amount of provisions for credit losses necessary to maintain the allowance for loan and lease losses at an adequate level; a decline in the volume of average earning assets; and expenses attributable to other real estate owned properties; while being partially offset by a reduction in interest expense and gains on mortgage loan and investment securities sales. Subsequent to the Disposition Plan, the Bank maintained a strong capital position in excess of the well-capitalized regulatory guidelines.

Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. These key ratios were negatively impacted by the execution of the Disposition Plan. For 2012, ROA and ROE declined to (1.50)% and (12.87)%, respectively, from ROA and ROE of 0.20% and 1.91%, respectively, achieved for 2011. The efficiency ratio increased to 87.3% for 2012, from 67.8% for 2011. Excluding the effects of the Disposition Plan, ROA, ROE and the efficiency ratio for 2012 would have been 0.41%, 3.52% and 73.6%, respectively.

Interest Income. Interest income declined to $34.6 million for 2012, from $39.3 million for 2011. The reduction in the amount of interest income is due primarily to lower interest rates during the comparative reporting periods and a decline in the volume of average interest-earning assets. Average interest-earning assets declined to $667.1 million for 2012, from $700.2 million for 2011. The tax equivalent yield on average interest-earning assets declined to 5.15% for 2012, from 5.61% for 2011.

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

Net Interest Income. Net interest income declined to $29.9 million for 2012, from $31.7 million for 2011. The decline in net interest income during 2012 was influenced by lower interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. The interest rate spread declined marginally to 4.42% for 2012, from 4.52% for 2011.

Provision for Credit Losses. The Bank recorded $23.3 million of provisions for credit losses in 2012, including $17.2 million associated with the Disposition Plan, compared to $10.8 million in 2011. Credit loss provisions are necessary to maintain the allowance for credit losses at a level that management believes is adequate to absorb probable future losses in the loan portfolio.

Noninterest Income. Noninterest income increased to $10.8 million for 2012, from $9.4 million for 2011. The Bank strives to maintain a consistent level of noninterest income across both loan and deposit service offerings. Fees, service charges and loan servicing fees declined to $6.3 million for 2012, from $6.8 million for 2011.

Gains from mortgage loan sales increased to $2.4 million for 2012, from $864,000 for 2011. The Bank sold $29.5 million of loans held for sale in 2012, compared to $23.7 million sold in 2011. The Bank securitized $41.0 million of mortgage loans held for into available for sale mortgage-backed securities in 2012, compared to $37.2 million of securitizations during 2011. Gains from sales of investment securities available for sale increased to $1.5 million for 2012, from $519,000 for 2011. The Bank sold $32.7 million of investment securities available for sale in 2012, compared to $11.9 million sold in 2011.

In its efforts of disposing of nonperforming assets, the Bank recorded net losses on sales of OREO properties of $529,000 for 2012, compared to $68,000 of net losses recorded for 2011.

Noninterest Expenses. Noninterest expense increased to $35.6 million for 2012, including $5.2 million of additional valuation adjustments to OREO properties resulting from the Disposition Plan, compared to $28.0 million for 2011. Compensation and fringe benefits, the largest component of noninterest expense, increased to $16.7 million for 2012, from $15.9 million for 2011. The increase during 2012 resulted primarily from additional non-recurring accruals of retirement benefits.

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

Data processing costs declined to $1.9 million for 2012, from $2.6 million for 2011, reflecting favorable initial pricing from a core data processing system upgrade completed during 2012. Premises and equipment, advertising, amortization of intangibles and other expense, remained relatively consistent during the respective reporting periods.

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

Off-Balance Sheet Arrangements. The Bank is a party to certain financial instruments with off-balance sheet risk, to which in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. See Item 1. Business –“Lending Activities – Unfunded Commitments Composition” and Note 17 of the Notes to Consolidated Financial Statements for additional information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required for a Smaller Reporting Company

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statements of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. First South Bancorp, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2013 and 2012 and the results of their operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First South Bancorp, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2014 expressed an unqualified opinion.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 26, 2014

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and due from banks	$11,816,071	$9,233,819
Interest-bearing deposits with banks	12,419,244	3,132,570
Investment securities available for sale, at fair value	150,300,079	164,838,012
Investment securities held to maturity	506,176	-
Loans held for sale:
Mortgage loans	2,992,017	20,287,343
Other loans	-	24,438,107
Total loans held for sale	2,992,017	44,725,450

Loans and leases held for investment	450,960,277	441,847,019
Allowance for loan and lease losses	(7,609,467)	(7,860,195)
Net loans and leases held for investment	443,350,810	433,986,824

Premises and equipment, net	11,759,521	12,233,153
Other real estate owned	9,353,835	12,892,519
Federal Home Loan Bank stock, at cost	848,800	1,859,200
Accrued interest receivable	2,334,944	2,408,979
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,219,623	1,261,355
Identifiable intangible assets	7,860	39,300
Income tax receivable	2,901,062	10,785,272
Bank-owned life insurance	11,094,182	1,083,508
Prepaid expenses and other assets	9,599,143	5,014,915

Total assets	$674,721,943	$707,713,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$96,445,049	$92,888,095
Interest bearing demand	171,548,658	181,774,772
Savings	69,542,654	30,570,259
Large denomination certificates of deposit	123,492,907	148,838,963
Other time	124,674,588	146,828,942
Total deposits	585,703,856	600,901,031

Borrowed money	-	16,500,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,849,944	5,349,368

Total liabilities	599,863,800	633,060,399

Commitments and contingencies (Note 17)

Common stock, $.01 par value, 25,000,000 shares authorized;
9,653,883 and 11,254,222 issued; 9,653,883 and 9,751,271 shares outstanding, respectively	96,539	97,513
Additional paid-in capital	35,809,397	35,811,804
Retained earnings	38,849,326	65,532,960
Treasury stock, at cost	-	(31,967,269)
Accumulated other comprehensive income	102,881	5,178,045

Total stockholders' equity	74,858,143	74,653,053

Total liabilities and stockholders' equity	$674,721,943	$707,713,452

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Interest income
Interest and fees on loans	$24,706,151	$29,168,282	$34,422,548
Interest on investments and deposits	4,965,975	5,425,737	4,880,827

Total interest income	29,672,126	34,594,019	39,303,375

Interest expense
Interest on deposits	2,499,693	4,325,497	7,189,999
Interest on borrowings	7,058	10,997	31,965
Interest on junior subordinated debentures	339,572	363,754	334,219

Total interest expense	2,846,323	4,700,248	7,556,183

Net interest income	26,825,803	29,893,771	31,747,192
Provision for credit losses	1,085,000	23,251,647	10,812,754

Net interest income after provision for credit losses	25,740,803	6,642,124	20,934,438

Non-interest income
Deposit fees and service charges	4,204,821	4,253,196	5,085,247
Loan fees and charges	1,757,610	1,257,110	981,938
Loan servicing fees	834,027	832,443	781,881
Gain (loss) on sale of other real estate, net	609,173	(528,521)	(68,365)
Gain on sale of mortgage loans	1,338,119	2,400,614	864,233
Gain on sale of investment securities	548,074	1,546,883	518,614
Other income	1,115,970	1,054,860	1,256,477

Total non-interest income	10,407,794	10,816,585	9,420,025

Non-interest expense
Compensation and fringe benefits	15,114,629	16,678,542	15,875,039
Federal deposit insurance premiums	849,974	987,139	1,233,377
Premises and equipment	2,990,333	2,800,386	1,908,295
Advertising	289,419	211,524	181,121
Data processing	2,317,765	1,878,517	2,558,390
Amortization of intangible assets	478,404	456,575	542,698
Other real estate owned expense	1,166,457	8,783,427	2,040,741
Other	3,829,546	3,777,019	3,613,687

Total non-interest expense	27,036,527	35,573,129	27,953,348

Income (loss) before income tax expense	9,112,070	(18,114,420)	2,401,115
Income tax expense (benefit)	3,099,975	(7,137,299)	847,806

NET INCOME (LOSS)	$6,012,095	$(10,977,121)	$1,553,309

Net income (loss) per common share
Basic	$0.62	$(1.13)	$0.16
Diluted	$0.62	$(1.13)	$0.16

Average basic shares outstanding	9,754,154	9,751,271	9,751,271
Average diluted shares outstanding	9,751,737	9,751,271	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Net income (loss)	$6,012,095	$(10,977,121)	$1,553,309

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(7,548,728)	3,627,808	5,574,627
Tax effect	2,832,811	(1,157,052)	(2,228,693)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	(4,715,917)	2,470,756	3,345,934
Unrealized loss on interest rate hedge position	(35,944)	-	-
Tax effect	13,659	-	-
Unrealized loss on interest rate hedge position, net of tax	(22,285)	-	-
Reclassification adjustment for realized gains included in net income	(548,074)	(1,546,883)	(518,614)
Tax effect	211,112	596,323	199,927
Reclassification adjustment for realized gains, net of tax	(336,962)	(950,560)	(318,687)
Other comprehensive income (loss), net of tax	(5,075,164)	1,520,196	3,027,247

Comprehensive income (loss)	$936,931	$(9,456,925)	$4,580,556

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total

Balance, December 31, 2010	$97,513	$35,795,586	$74,956,772	$(31,967,269)	$630,602	$79,513,204

Net income	-	-	1,553,309	-	-	1,553,309
Other comprehensive income, net	-	-	-	-	3,027,247	3,027,247
Stock based compensation expense	-	19,512	-	-	-	19,512

Balance, December 31, 2011	97,513	35,815,098	76,510,081	(31,967,269)	3,657,849	84,113,272

Net loss	-	-	(10,977,121)	-	-	(10,977,121)
Other comprehensive income, net	-	-	-	-	1,520,196	1,520,196
Stock based compensation benefit	-	(3,294)	-	-	-	(3,294)

Balance, December 31, 2012	97,513	35,811,804	65,532,960	(31,967,269)	5,178,045	74,653,053

Net income	-	-	6,012,095	-	-	6,012,095
Other comprehensive loss, net	-	-	-	-	(5,075,164)	(5,075,164)
Retirement of treasury shares	-	-	(31,967,269)	31,967,269	-	-
Retirement of common shares	(974)		(728,460)			(729,434)
Stock based compensation benefit	-	(2,407)	-	-	-	(2,407)

Balance, December 31, 2013	$96,539	$35,809,397	$38,849,326	$-	$102,881	$74,858,143

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Operating activities:
Net income (loss)	$6,012,095	$(10,977,121)	$1,553,309
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,085,000	23,251,647	10,812,754
Depreciation	1,111,748	1,065,863	712,919
Amortization of intangibles	478,404	456,575	542,698
Accretion of discounts and premiums on securities, net	845,597	287,743	-
Deferred income taxes	3,099,975	(7,137,299)	636,624
Gain on disposal of premises and equipment	(6,776)	(1,747)	(324,034)
(Gain) loss on sale of other real estate owned	(609,173)	528,521	68,365
Gain on sale of loans held for sale	(1,338,119)	(2,400,614)	(864,233)
Gain on sale of investment securities available for sale	(548,074)	(1,546,883)	(518,614)
Stock based compensation (income) expense	(2,407)	(3,294)	19,512
Originations of loans held for sale, net	(22,874,078)	(82,008,525)	(62,042,722)
Proceeds from sale of loans held for sale	65,945,630	29,523,215	23,709,162
Other operating activities	2,154,462	6,544,477	4,370,327
Net cash provided by (used in) operating activities	55,354,284	(42,417,442)	(21,323,933)

Investing activities:
Proceeds from sale of investment securities available for sale	43,202,214	32,704,734	11,906,109
Purchases of investment securities available for sale	(58,993,994)	(38,323,007)	(23,087,178)
Proceeds from principal repayments of mortgage-backed securities available for sale	21,935,029	23,670,100	14,468,342
Originations of loans held for investment, net of principal repayments	(14,582,840)	26,182,030	57,516,432
Proceeds from disposal of premises and equipment	11,050	33,012	385,050
Proceeds from disposal of other real estate owned	7,735,395	6,677,659	5,682,747
Purchase of investment securities held to maturity	(505,818)	-	-
Purchase of bank-owned life insurance	(10,227,795)	-	-
Sale of FHLB stock	1,010,400	27,700	1,588,000
Purchase of premises and equipment	(642,390)	(1,650,851)	(2,539,935)
Net cash provided by (used in) investing activities	(11,058,749)	49,321,377	65,919,567

Financing activities:
Net decrease in deposit accounts	(15,197,175)	(41,715,676)	(46,848,007)
Net increase (decrease) in FHLB borrowings	(16,500,000)	16,500,000	(10,000,000)
Retirement of common shares	(729,434)	-	-
Net change in repurchase agreements	-	(2,096,189)	593,079
Net cash used in financing activities	(32,426,609)	(27,311,865)	(56,254,928)

Increase (decrease) in cash and cash equivalents	11,868,926	(20,407,930)	(11,659,294)
Cash and cash equivalents, beginning of year	12,366,389	32,774,319	44,433,613
Cash and cash equivalents, end of year	$24,235,315	$12,366,389	$32,774,319

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012 and 2011

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

Investment Securities

Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity (“HTM”) and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale (“AFS”) securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to ASC 825, Financial Instruments, the Bank marked these mortgage loans to market. The Bank originates mortgage loans for sale that have been approved by secondary investors. The Bank issues a rate lock commitment to a borrower and concurrently “locks-in” with a secondary market investor, under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. At the time the loan is sold to an investor the Bank realizes the origination fee received from borrowers and a servicing release premium, if sold with servicing released, from the investor. However, the majority of our mortgage loans held for sale are sold with mortgage servicing rights retained. In these instances the Company recognizes income on these rights based on their estimate of their fair value. See “Mortgage Servicing Rights” below for additional information.

At December 31, 2012, in addition to the mortgage loans held for sale, the Bank had other loans held for sale. Those loans were subsequently sold during the first quarter of 2013 in a bulk loan sale transaction.

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

A loan is considered impaired, based on current information and events, if it is probable that scheduled payments of principal or interest due according to the contractual terms of the loan agreement are uncollectible. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at historical effective interest rates; while collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships and obtaining related data. This data includes the borrower’s loan payment status, current financial data and factors such as cash flows, operating income or loss, etc.

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

Other Real Estate Owned

Real estate assets acquired through loan foreclosure are recorded as other real estate owned (“OREO”) at the lower of the estimated fair value of the property less estimated costs to sell or the carrying amount of the loan plus unpaid accrued interest at the date of foreclosure. The carrying amount is subsequently reduced by additional valuations which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. Valuation adjustments recognized during the years ended December 31, 2013, 2012 and 2011 were $546,000, $7.8 million and $2.5 million, respectively.

Subsequent Event

On January 23, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on February 14, 2014, to shareholders of record as of the close of business on February 4, 2014. The reinstatement of a dividend reflects the strong capital position of the Company, sound and improved financial performance and our desire to provide additional value to our shareholders. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, capital and economic conditions.

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

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair values. Servicing assets and liabilities are amortized on a straight line basis over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value. The Company recorded amortization of mortgage servicing rights of $446,964, $425,136 and $511,258 for prepayments during the years ended December 31, 2013, 2012 and 2011, respectively. There were no impairments recognized during the years ended December 31, 2013, 2012 and 2011.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.12% of the Bank’s total assets with a cap of $20.0 million, and an activity based component of 4.5% of outstanding FHLB advances. At December 31, 2013 and 2012, the Bank owned 8,488 and 18,592 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2013.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition, and as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangible assets resulting from branch offices acquired in 2004 are being amortized on a straight-line basis over 10 years. Amortization expense of $31,440 per year was recorded for each of the years ended December 31, 2013, 2012 and 2011, respectively. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Income Taxes

The Company has adopted FASB ASC 740-10, regarding uncertain income tax positions.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Company has determined that it has no uncertain income tax positions as of December 31, 2013.  Also, the Company does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Company includes interest and penalties in the financial statements as a component of income tax expense; however, no interest or penalties are included in the Company's income tax expense for the years ended December 2013, 2012 and 2011, respectively. The Company and the Bank file a consolidated federal income tax return, and separate state income tax returns. The Company's income tax returns for years ended after December 31, 2007 remain open for examination.

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

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company incurred advertising expense totaling $289,419, $211,524 and $181,121, respectively.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves reporting of reclassifications out of accumulated other comprehensive income. This ASU was effective for reporting periods beginning after December 15, 2012, and had no impact on the Company’s consolidated financial statements.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. This ASU is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect this ASU to impact its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this ASU to impact its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

Interest Rate Hedging

The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014, and it has a five-year term. In addition, the Bank has entered into forward starting advances with the FHLB of Atlanta to receive $20.0 million of fixed rate long-term funding. There are a total four advances of $5.0 million each. The advances have various effective and maturity dates, with the first advance beginning in April of 2014.

Reclassifications

Certain amounts in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the Year Ended December 31, 2012 have been reclassified to conform with the presentation as of and for the periods ended December 31, 2013. The reclassifications had no effect on previously reported net income or stockholders’ equity.

2. INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at December 31, 2013 and 2012, are summarized as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$4,174	$-	$73	$4,101
Mortgage-backed securities	93,143	2,464	154	95,453
Municipal securities	45,781	60	1,949	43,892
Corporate bonds	7,000	-	146	6,854
Total	$150,098	$2,524	$2,322	$150,300

2. INVESTMENT SECURITIES (Continued)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$132,520	$7,785	$43	$140,262
Municipal securities	24,019	557	-	24,576
Total	$156,539	$8,342	$43	$164,838

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity (1):	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$506	$5	$-	$511
Total	$506	$5	$-	$511

(1). There were no securities classified as held to maturity at December 31, 2012.

The following table summarizes the amortized cost and fair values of the investment securities portfolio at December 31, 2013, by contractual maturity.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$-	$4,174	$-
Fair value	-	-	4,101	-
Mortgage-backed securities
Amortized cost	8	33,440	31,858	27,837
Fair value	8	33,914	32,660	28,871
Municipal securities
Amortized cost	-	7,420	32,605	5,756
Fair value	-	7,304	31,391	5,197
Corporate bonds
Amortized cost	-	-	7,000	-
Fair value	-	-	6,854	-
Total Amortized cost	$8	$40,860	$75,637	$33,593
Total Fair value	$8	$41,218	$75,006	$34,068

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$506	$-	$-
Fair value	-	511	-	-
Total Amortized cost	$-	$506	$-	$-
Total Fair value	$-	$511	$-	$-

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities with a carrying value of $43,202,214, $32,704,734 and $11,906,109 were sold during the years ended December 31, 2013, 2012 and 2011, respectively. Mortgage-backed securities with an amortized cost of $4.7 million and $2.7 million, respectively, were pledged as collateral for public deposits at December 31, 2013 and December 31, 2012, respectively. In addition, as of December 31, 2013, a government agency bond with an amortized cost of $506,000 was pledged as collateral on a forward starting interest rate swap transaction.

2. INVESTMENT SECURITIES (Continued)

The following tables summarize investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at December 31, 2013 and December 31, 2012. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investments for a reasonable period of time sufficient for a market price recovery or until maturity.

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$4,101	$73	$-	$-	$4,101	$73
Mortgage-backed securities	20,387	148	1,136	6	21,523	154
Municipal securities	34,687	1,949	-	-	34,687	1,949
Corporate bonds	6,854	146	-	-	6,854	146
Total	$66,029	$2,316	$1,136	$6	$67,165	$2,322

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$3,294	$43	$-	$-	$3,294	$43
Total	$3,294	$43	$-	$-	$3,294	$43

3. LOANS HELD FOR SALE

The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at December 31, 2013 and December 31, 2012, the Bank marked these mortgage loans to market. Mortgage loans held for sale at December 31, 2013 and December 31, 2012, had estimated fair market values of $2,992,000 and $20,287,000, respectively. Other loans held for sale with a fair market value of $24,438,000 at December 31, 2012, were subsequently sold during the first quarter of 2013 in a bulk loan sale transaction.

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

The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at December 31, 2013 and December 31, 2012, respectively:

Forward Contracts	December 31, 2013		December 31, 2012
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$6	$1,873	$-	$-

4. LOANS HELD FOR INVESTMENT

Loans held for investment at December 31, 2013 and 2012 are summarized as follows.

	2013	2012
Mortgage loans	$69,530,843	$76,223,600
Consumer loans	68,589,481	68,280,940
Commercial loans	305,665,747	292,665,993
Lease receivables	8,179,365	5,712,511
Total	451,965,436	442,883,044
Less: Allowance for loan losses	(7,609,467)	(7,860,195)
Deferred loan fees, net	(1,005,159)	(1,036,025)
Loans held for investment, net	$443,350,810	$433,986,824

4. LOANS HELD FOR INVESTMENT (Continued)

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the FHLB. See Note 12 below, for additional information. During the years ended December 31, 2013 and 2012, the Bank purchased participations in commercial real estate loans totaling $3,800,000 and $6,318,127, respectively.

The following table details nonaccrual loans, including TDR loans accounted for on a nonaccrual basis, segregated by class of financing receivables at the dates indicated. Prior period tables are based on historic loan classifications.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$250	$-	$701	$1,549
Commercial real estate	301	1,100	8,670	5,553
Commercial construction	-	-	633	1,291
Commercial lots and raw land	1,020	1,385	9,389	4,964
Commercial and Industrial	76	87	61	27
Consumer real estate	232	77	796	438
Consumer lots and raw land	40	-	1,070	359
Home equity lines of credit	93	97	287	99
Consumer other	2	1	1	12
Total loans accounted for on a nonaccrual basis	2,014	2,747	21,608	14,292

TDR loans accounted for on a nonaccrual basis:
Past Due TDRs:
Residential real estate	-	-	414	-
Commercial real estate	1,649	1,593	3,531	4,294
Commercial construction	-	-	157	-
Commercial lots and raw land	121	-	3,357	6,616
Commercial and Industrial	-	12	1,509	1,497
Consumer real estate	51	-	202	-
Total Past Due TDRs	1,821	1,605	9,170	12,407

Current TDRs:
Residential real estate	859	-	-	508
Commercial real estate	145	83	2,802	6,237
Commercial construction	-	-	2,704	2,315
Commercial lots and raw land	735	-	6,604	5,506
Commercial and Industrial	-	-	35	-
Consumer lots and raw land	-	-	102	-
Total Current TDRs	1,739	83	12,247	14,566
Total TDR loans accounted for on a nonaccrual basis	3,560	1,688	21,417	26,937
Total non-performing loans	$5,574	$4,435	$43,025	$41,265
Percentage of total loans held for investment, net	1.3%	1.0%	8.3%	6.9
Loans over 90 days past due, still accruing	$420	$863	$1,031	$2,743
Other real estate owned	9,354	12,893	17,005	11,616
Total non-performing assets	$15,348	$18,191	$61,061	$55,624

Cumulative interest income not recorded on loans accounted for on a nonaccrual basis was $149,104, $176,277, $1,480,906, and $1,536,936 respectively, at December 31, 2013, 2012, 2011, and 2010 respectively.

4. LOANS HELD FOR INVESTMENT (Continued)

The following table sets forth information with respect to the Bank’s nonperforming assets, including TDR loans accounted for on a nonaccrual basis, segregated by historic loan classifications at the dates indicated.

At December 31, 2009
(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgage	$247
Commercial real estate	4,597
Commercial business	-
Consumer	994
Total nonaccrual loans	5,838
TDR Loans:
Commercial real estate	4,343
Total TDR loans	4,343
Total nonperforming loans	$10,181
Percentage of total loans, net	1.55%
Loans over 90 days past due, still accruing	$1,756
Other real estate owned	10,561
Total nonperforming assets	$22,498

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2013 and 2012, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2013
Residential real estate	$1,751	$1,641	$404	$3,796	$63,630	$67,426	$404
Residential construction	-	-	-	-	1,201	1,201	-
Residential lots and raw land	-	-	16	16	888	904	16
Commercial real estate	3,463	1,445	732	5,640	221,640	227,280	-
Commercial construction	-	-	-	-	24,597	24,597	-
Commercial lots and raw land	772	-	733	1,505	26,176	27,681	-
Commercial and Industrial	108	-	76	184	25,924	26,108	-
Lease receivables	5	-	-	5	8,174	8,179	-
Consumer real estate	251	130	199	580	20,641	21,221	-
Consumer construction	-	-	-	-	1,549	1,549	-
Consumer lots and raw land	265	16	40	321	14,405	14,726	-
Home equity lines of credit	116	-	65	181	27,365	27,546	-
Consumer other	1	1	-	2	3,545	3,547	-
Total	$6,732	$3,233	$2,265	$12,230	$439,735	$451,965	$420

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2012
Residential real estate	$3,080	$1,205	$593	$4,878	$67,627	$72,505	$593
Residential construction	-	-	-	-	2,834	2,834	-
Residential lots and raw land	14	-	-	14	871	885	-
Commercial real estate	2,806	763	2,492	6,061	210,557	216,618	53
Commercial construction	-	-	-	-	20,495	20,495	-
Commercial lots and raw land	1,251	1,655	964	3,870	30,915	34,785	-
Commercial and Industrial	196	29	19	244	20,524	20,768	-
Lease receivables	17	-	186	203	5,509	5,712	186
Consumer real estate	352	400	31	783	18,567	19,350	31
Consumer construction	-	-	-	-	681	681	-
Consumer lots and raw land	73	-	-	73	17,176	17,249	-
Home equity lines of credit	190	19	15	224	26,430	26,654	-
Consumer other	13	-	-	13	4,334	4,347	-
Total	$7,992	$4,071	$4,300	$16,363	$426,520	$442,883	$863

4. LOANS HELD FOR INVESTMENT (Continued)

The following tables present information on loans that were considered impaired as of December 31, 2013 and 2012. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2013, impaired loans included $8.7 million of impaired TDRs, compared to $7.5 million at December 31, 2012.

December 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)		(In thousands)
With no related allowance recorded:
Residential real estate	$1,146	$1,444	$-	$1,105	$48
Commercial real estate	14,039	14,039	-	18,560	791
Commercial construction	2,973	2,973	-	1,272	48
Commercial lots and raw land	4,805	4,812	-	5,388	249
Commercial and Industrial	49	49	-	87	2
Consumer real estate	300	300	-	403	17
Consumer lots and raw land	108	108	-	277	6
Home equity lines of credit	57	57	-	40	3
Consumer other	95	95	-	101	4
Subtotal:	23,572	23,877	-	27,233	1,168

With an allowance recorded:
Commercial real estate	3,150	3,150	510	2,954	153
Commercial and Industrial	73	73	23	73	-
Consumer real estate	167	167	25	139	2
Consumer lots and raw land	573	573	105	676	29
Subtotal:	3,963	3,963	663	3,842	184

Totals:
Residential	1,146	1,444	-	1,105	48
Commercial	25,089	25,096	533	28,334	1,243
Consumer	1,300	1,300	130	1,636	61
Grand Total:	$27,535	$27,840	$663	$31,075	$1,352

December 31, 2012	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial real estate	$25,703	$27,400	$-	$33,191	$1,504
Commercial construction	382	382	-	2,125	14
Commercial lots and raw land	5,963	5,963	-	13,894	262
Commercial and Industrial	126	126	-	1,284	6
Consumer real estate	373	373	-	584	20
Consumer lots and raw land	342	342	-	545	4
Home equity lines of credit	38	38	-	154	2
Consumer other	73	147	-	51	3
Subtotal:	33,000	34,771	-	51,828	1,815

With an allowance recorded:
Commercial real estate	1,912	1,912	35	3,420	116
Commercial lots and raw land	1,915	1,915	303	2,070	70
Consumer real estate	69	69	12	162	4
Consumer lots and raw land	582	582	110	632	28
Consumer other	47	47	-	71	2
Subtotal:	4,525	4,525	460	6,355	220

Totals:
Commercial	36,001	37,698	338	55,984	1,972
Consumer	1,524	1,598	122	2,199	63
Grand Total:	$37,525	$39,296	$460	$58,183	$2,035

4. LOANS HELD FOR INVESTMENT (Continued)

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

4. LOANS HELD FOR INVESTMENT (Continued)

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

The following tables present information on risk ratings of the commercial and consumer held for investment loan portfolios, segregated by loan class as of December 31, 2013 and 2012, respectively:

December 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,148	161	125	579
3-Average	37,492	4,664	1,157	4,831
4-Acceptable	141,942	12,147	12,969	13,011
5-Watch	26,340	3,797	5,388	2,313
6-Special Mention	10,101	3,725	5,019	5,181
7-Substandard	8,257	103	3,023	193
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$227,280	$24,597	$27,681	$26,108

 4. LOANS HELD FOR INVESTMENT (Continued)

December 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
			(In thousands)
Pass	$20,058	$1,549	$12,380	$27,110	$3,414
6-Special Mention	655	-	2,238	300	18
7-Substandard	508	-	108	136	115
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,221	$1,549	$14,726	$27,546	$3,547

December 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)

Pass	$64,972	$1,201	$899	$8,161
6-Special Mention	1,345	-	5	18
7-Substandard	1,109	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,426	$1,201	$904	$8,179

December 31, 2012
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	1,752	-	129	900
3-Average	23,274	2,946	966	3,793
4-Acceptable	133,925	14,371	15,740	13,015
5-Watch	34,721	2,710	8,452	2,822
6-Special Mention	11,623	-	4,261	69
7-Substandard	11,323	468	5,237	169
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$216,618	$20,495	$34,785	$20,768

December 31, 2012
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
			(In thousands)
Pass	$18,171	$681	$14,883	$26,267	$4,178
6-Special Mention	849	-	2,281	282	40
7-Substandard	330	-	85	105	129
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,350	$681	$17,249	$26,654	$4,347

December 31, 2012
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)
Pass	$72,276	$2,834	$885	$5,694
6-Special Mention	229	-	-	18
7-Substandard	-	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$72,505	$2,834	$885	$5,712

5. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments for the years ended December 31, 2013, 2012 and 2011, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2010	$18,830,288	$236,702	$19,066,990
Provisions for credit losses	10,812,754	17,041	10,829,795
Loans charged off	(15,106,158)	-	(15,106,158)
Recoveries	657,130	-	657,130
Balance at December 31, 2011	15,194,014	253,743	15,447,757
Provisions for credit losses	23,251,647	(26,136)	23,225,511
Loans charged off	(32,200,666)	-	(32,200,666)
Recoveries	1,615,200	-	1,615,200
Balance at December 31, 2012	7,860,195	227,607	8,087,802
Provisions for credit losses	1,085,000	36,716	1,121,716
Loans charged off	(1,945,274)	-	(1,945,274)
Recoveries	609,546	-	609,546
Balance at December 31, 2013	$7,609,467	$264,323	$7,873,790

Following is a summary of activity in the allowance for credit losses with charge-off and recovery by class of financing receivable for the years indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Allowance for loan and lease losses at beginning of period	$7,860	$15,194
Allowance for unfunded commitments at beginning of period	228	254
Total allowance for credit losses at beginning of period	8,088	15,448
Provision for loan and lease losses	1,085	23,252
Provision for unfunded commitments	36	(26)

Loans charged-off:
Residential real estate	(753)	(1,179)
Commercial real estate	(543)	(16,234)
Commercial construction	(12)	(1,130)
Commercial lots and raw land	(286)	(10,023)
Commercial and Industrial	(20)	(1,050)
Lease receivables	(-)	(19)
Consumer real estate	(29)	(690)
Consumer lots and raw land	(90)	(1,411)
Home equity lines of credit	(13)	(391)
Consumer other	(199)	(74)
Total charge-offs	(1,945)	(32,201)
Recoveries of loans previously charged-off:
Residential real estate	-	6
Commercial real estate	539	225
Commercial construction	1	102
Commercial lots and raw land	12	1,065
Commercial and Industrial	5	67
Consumer real estate	20	20
Consumer lots and raw land	-	83
Home equity lines of credit	4	14
Consumer other	28	33
Total recoveries	609	1,615
Net charge-offs	(1,336)	(30,586)
Allowance for loan and lease losses at end of period	7,609	7,860
Allowance for unfunded commitments at end of period	264	228
Total allowance for credit losses at end of period	$7,873	$8,088

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the years ended December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$ (-)	$-	$(275)	$903	$66,280
Residential construction	45	(-)	-	(28)	17	1,201
Residential lots and raw land	14	(-)	-	(1)	13	904
Commercial real estate	3,342	(105)	26	384	3,647	210,091
Commercial construction	350	(12)	1	4	343	21,624
Commercial lots and raw land	504	(-)	-	(89)	415	22,876
Commercial and Industrial	353	(18)	5	90	430	25,986
Lease receivables	136	(-)	-	(23)	113	8,179
Consumer real estate	342	(28)	18	(16)	316	20,754
Consumer construction	11	(-)	-	12	23	1,549
Consumer lots and raw land	547	(-)	-	(344)	203	14,045
Home equity lines of credit	490	(12)	-	(15)	463	27,489
Consumer other	88	(199)	28	143	60	3,452
Total	7,400	(374)	78	(158)	6,946	424,430
Individually evaluated:
Residential real estate	-	(753)	-	753	-	1,146
Commercial real estate	35	(438)	513	400	510	17,189
Commercial construction	-	(-)	-	-	-	2,973
Commercial lots and raw land	303	(286)	12	(29)	-	4,805
Commercial and Industrial	-	(2)	-	25	23	122
Consumer real estate	12	(1)	2	12	25	467
Consumer lots and raw land	110	(90)	-	85	105	681
Home equity lines of credit	-	(1)	4	(3)	-	57
Consumer other	-	(-)	-	-	-	95
Total	460	(1,571)	531	1,243	663	27,535
Grand Total	$7,860	$(1,945)	$609	$1,085	$7,609	$451,965

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31, 2012
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,906	$(1,179)	$6	$445	$1,178	$72,505
Residential construction	75	(-)	-	(30)	45	2,834
Residential lots and raw land	23	(-)	-	(9)	14	885
Commercial real estate	7,096	(11,656)	17	7,885	3,342	189,038
Commercial construction	633	(1,077)	-	794	350	20,113
Commercial lots and raw land	1,021	(7,906)	4	7,385	504	27,210
Commercial and Industrial	446	(378)	14	271	353	20,642
Lease receivables	223	(19)	-	(68)	136	5,712
Consumer real estate	595	(388)	13	122	342	18,920
Consumer construction	21	(-)	-	(10)	11	681
Consumer lots and raw land	516	(859)	-	890	547	16,435
Home equity lines of credit	887	(157)	-	(240)	490	26,616
Consumer other	141	(27)	25	(51)	88	4,227
Total	13,583	(23,646)	79	17,384	7,400	405,818
Individually evaluated:
Commercial real estate	495	(4,578)	208	3,910	35	27,580
Commercial construction	-	(53)	102	(49)	-	382
Commercial lots and raw land	665	(2,117)	1,061	694	303	7,575
Commercial and Industrial	-	(672)	53	619	-	126
Consumer real estate	112	(302)	7	195	12	430
Consumer lots and raw land	338	(552)	83	241	110	814
Home equity lines of credit	-	(234)	14	220	-	38
Consumer other	1	(47)	8	38	-	120
Total	1,611	(8,555)	1,536	5,868	460	37,065
Grand Total	$15,194	$(32,201)	$1,615	$23,252	$7,860	$442,883

6. TROUBLED DEBT RESTRUCTURINGS

The following tables present performing troubled debt restructured (TDR) loans at the dates indicated.

	At December 31,
	2013	2012	2011	2010
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$287	$-	$-	$426
Commercial real estate	1,887	5,901	19,602	19,893
Commercial construction	2,762	29	1,401	4,129
Commercial lots and raw land	-	1,667	2,887	6,320
Commercial and Industrial	13	16	64	316
Consumer real estate	171	60	53	-
Consumer lots and raw land	69	667	1,178	222
Home equity lines of credit	-	-	175	-
Consumer other	18	26	28	28
Total performing TDR loans accounted for on an accrual basis	$5,207	$8,366	$25,388	$31,334
Percentage of total loans, net	1.1%	1.7%	4.8%	5.2%

At December 31,
2009
(In thousands)
Performing TDR loans:
Commercial real estate	$11,279
Commercial business	108
Consumer	225
Total performing TDR loans	$11,612

6. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s performing TDR loans for the years ended December 31, 2013 and December 31, 2012, respectively:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2013
Residential mortgage	$-	$1,051	$-	$(764)	$287
Commercial	7,613	3,462	-	(6,413)	4,662
Consumer	753	171	-	(666)	258
Total	$8,366	$4,684	$-	$(7,843)	$5,207

December 31, 2012
Residential mortgage	$-	$-	$-	$-	$-
Commercial	23,953	3,706	(1,875)	(18,171)	7,613
Consumer	1,435	590	-	(1,272)	753
Total	$25,388	$4,296	$(1,875)	$(19,443)	$8,366

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDR loans for the years ended December 31, 2013 and December 31, 2012, respectively:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2013
Residential mortgage	$-	$1,162	$(297)	$(6)	$859
Commercial	11,385	3,316	(470)	(11,581)	2,650
Consumer	297	257	-	(503)	51
Total	$11,682	$4,735	$(767)	$(12,090)	$3,560
December 31, 2012
Residential mortgage	$414	$-	$-	$(414)	$-
Commercial	20,699	2,063	(8,453)	(2,924)	11,385
Consumer	304	174	(170)	(11)	297
Total	$21,417	$2,237	$(8,623)	$(3,349)	$11,682	(4)

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.
4.	Includes $7.2 million of TDRs that were classified as held for sale as of December 31, 2012.

During the year ended December 31, 2013, certain of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period. Following are the amounts of the subsequent defaults based on loan portfolio segment (in thousands): residential mortgage - none; commercial - $2,268; and consumer - $171.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

7. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned during the years ended December 31, 2013 and 2012.

	Balance			Fair Value	Balance
	12-31-12	Additions	Sales, net	Adjustments	12-31-13
	(In thousands)
Other Real
Estate Owned	$12,893	$4,134	$(7,127)	$(546)	$9,354

	Balance			Fair Value	Balance
	12-31-11	Additions	Sales, net	Adjustments	12-31-12
	(In thousands)
Other Real
Estate Owned	$17,005	$10,908	$(7,206)	$(7,814)	$12,893

At December 31, 2013, other real estate owned consisted of 12 single-family residences, 64 vacant lots, three residential subdivisions containing raw land and 82 developed lots, 12 parcels of land and 19 commercial properties.

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

8. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2013	2012
Land	$3,219,079	$3,219,079
Office buildings and improvements	9,044,432	8,999,509
Furniture, fixtures and equipment	7,325,161	6,969,762
Vehicles	693,153	689,998
Projects/work in process	202,984	205,536
	20,484,809	20,083,884
Less accumulated depreciation	8,725,288	7,850,731
Total	$11,759,521	$12,233,153

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through December 31, 2024. Rental expense of $635,491, $567,749 and $583,392 during the years ended December 31, 2013, 2012 and 2011, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2014	$598,294
2015	538,070
2016	492,265
2017	458,605
2018	299,327
Thereafter	931,123
Total	$3,317,684

9. DEPOSITS

The following table presents the distribution of all deposit accounts as of December 31, 2013 and 2012.

	12/31/13	12/31/12
	(In thousands)
Demand accounts:
Non-interest bearing checking	$96,445	$92,888
Interest bearing checking	128,161	142,108
Money market	43,388	39,667
Savings accounts	69,543	30,570
Certificate accounts	248,167	295,668
Total deposits	$585,704	$600,901

At December 31, 2013, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$24,670	$17,347	$42,017
Over three months through one year	71,523	77,658	149,181
Over one year through three years	25,934	27,083	53,017
Over three years	2,547	1,405	3,952
Total time deposits	$124,674	$123,493	$248,167

The aggregate amount of time deposits with balances of $100,000 or more was $123,492,907 and $148,838,963 at December 31, 2013 and 2012, respectively.

10. EMPLOYEE BENEFIT PLANS

First South Bank has adopted the First South Bank Employee’s Savings & Profit Sharing Plan and Trust (the “Savings Plan”) to help its employees save for retirement. During the years ended December 31, 2013, 2012 and 2011, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. This plan is designed to qualify as a “Safe Harbor 401(k) Plan”. As a Safe Harbor 401(k) plan matching contributions are always fully vested for the employees. As of January 1, 2013, the Bank matches 100% of employees’ contributions up to 3% of their plan compensation, and an additional 50% of employees’ contributions between 3% and 5% of their plan compensation. In addition, the Savings Plan allows the Company to make a discretionary match and /or a discretionary profit sharing contribution to employee accounts.

Expenses related to the Bank's contributions to this plan for the years ended December 31, 2013, 2012 and 2011 were $270,826, $327,544 and $321,243, respectively. Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2013, 2012 and 2011 was $159,926, $1,763,474 and $328,863, respectively. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $1,348,912 and $1,454,702 as of December 31, 2013 and 2012, respectively.

11. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2013. The shares outstanding are for grants under the 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008, and no additional options may be granted under that plan. At December 31, 2013, the 1997 Plan had 44,625 granted unexercised shares. At December 31, 2013, the 2008 Plan includes 115,750 granted unexercised shares and 842,250 shares available to be granted.

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

The average fair value of options granted during the years ended December 31, 2013 and 2012 was $2.47 and $1.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2013, 2012 and 2011.

11. STOCK-BASED COMPENSATION (Continued)

	December 31,
Year Ended:	2013	2012	2011
Dividend growth rate	0.0%	0.0%	0.0%
Expected volatility	37.1%	37.3%	37.8%
Average risk-free interest rates	1.40%	1.53%	2.83%
Expected lives	6 years	6 years	6 years

A summary of option activity under the Plans as of December 31, 2013 and 2012, and changes during the years then ended is presented below:

	Options Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	874,000	166,833	$15.26	$(2,011,837)
Granted	(30,000)	30,000	4.61
Forfeited/Expired	11,000	(42,829)	16.41
Exercised	-	-	0.00
Outstanding at December 31, 2012	855,000	154,004	$12.86	$(1,244,965)
Granted	(22,500)	22,500	6.52
Forfeited/Expired	9,750	(16,129)	14.19
Exercised	-	-	0.00
Outstanding at December 31, 2013	842,250	160,375	$11.84	$(647,915)

For the year ended December 31, 2013, net compensation benefit credited to income for the Plans was $2,407, compared to net compensation benefit of $3,294 credited to income for the year ended December 31, 2012. Total recapture credits against compensation expense due to forfeited options was $41,486 for the year ended December 31, 2013, compared to $64,884 for the year ended December 31, 2012.

Total unrecognized compensation cost on granted unexercised shares was $82,016 at December 31, 2013, compared to $69,438 at December 31, 2012. That cost is expected to be recognized over the next 4 years. There were no income tax benefits available for recognition during the years ended December 31, 2013 or 2012, as there were no stock options exercised during either of the respective periods.

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2013, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.10 – 10.00	77,750	8.17	$5.41	19,000	$5.48
$10.01 – 17.00	31,500	4.96	11.57	31,500	11.57
$17.01 – 26.00	41,625	3.39	20.34	41,625	20.34
$26.01 – 33.27	9,500	2.69	28.14	9,500	28.14
	160,375	5.98	11.84	101,625	15.57

A summary of nonvested option shares and changes during the years December 31, 2013 and 2012 is presented below:

Year Ended:	December 31, 2013		December 31, 2012
	Shares	Price	Shares	Price
Nonvested at beginning of year	50,166	$5.68	54,316	$9.43
Granted	22,500	6.52	30,000	4.61
Forfeited	(1,750)	6.52	(5,666)	12.61
Vested	(12,166)	8.55	(28,484)	10.13
Nonvested at end of year	58,750	5.38	50,166	5.68

11. STOCK-BASED COMPENSATION (Continued)

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Increased (reduced) net income before income taxes	$2,407	$3,294	$(19,512)
Increased (reduced) net income	2,407	3,294	(18,289)
Reduced basic earnings per share	.00	.00	.00
Reduced diluted earnings per share	.00	.00	.00

12. BORROWED MONEY

The following table summarizes short-term borrowed money as of December 31, 2013 and 2012:

	12/31/13	Weighted Average Rate	12/31/12	Weighted Average Rate
		(Dollars in thousands)
Federal Home Loan Bank advances	$-	-%	$16,500	0.31%
Retail repurchase agreements	-	-	-	-
Total borrowed money	$-	-%	$16,500	0.31%

Borrowed money included advances from the FHLB at December 31, 2012. The Bank had no FHLB advances at December 31, 2013. The Bank has pledged its stock in the FHLB, and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At December 31, 2013 and 2012, the Bank had approximately $116.0 million and $126.8 million, respectively, of additional credit available with the FHLB. At December 31, 2013, the Bank had lendable collateral value with the FHLB totaling $70.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

13. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$-	$-	$147,600
State	-	-	63,582
	-	-	211,182
Deferred
Federal	2,721,905	(6,352,027)	428,572
State	378,070	(785,272)	208,052
	3,099,975	(7,137,299)	636,624
Total	$3,099,975	$(7,137,299)	$847,806

Reconciliations of the expected income tax expense (benefit) at statutory tax rates with income tax expense (benefit) reported in the statements of operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
Expected income tax expense (benefit) at 35%	$3,189,225	$(6,538,852)	$816,379
State income taxes, net of federal income tax	245,746	(840,709)	179,278
Other expenses and adjustments	(334,996)	242,262	(147,851)
Total	$3,099,975	$(7,137,299)	$847,806

13. INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax assets
Deferred directors' fees	$269,963	$284,644
Allowance for credit losses	2,924,519	3,021,050
Employee benefits	224,731	250,779
Unrealized loss on securities available for sale	76,714	-
Other	37,326	65,657
Net operating loss carryovers	7,752,484	10,801,155
	11,285,737	14,423,285
Deferred income tax liabilities
Depreciation and amortization	2,374,541	2,305,845
Carrying value – land	385,000	385,000
Mortgage servicing rights	501,688	485,622
Deferred loan origination fees and costs	122,871	20,069
Unrealized gain on securities available for sale	-	3,153,500
Loans mark-to-market	-	288,588
	3,384,100	6,638,624
Net deferred income tax asset	$7,901,637	$7,784,661

At December 31, 2013 the Bank had net operating loss carryovers for Federal and State income tax purposes of $20,136,322 and $19,045,770, respectively. These losses may generally be carried over 20 years for Federal purposes and 15 years for State purposes.

14. REGULATORY CAPITAL REQUIREMENTS

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

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of December 31, 2013 and 2012 are presented in the table below:

			Minimum for Capital		Minimum to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Total Capital (to Risk Weighted Assets)	$81,213	16.8%	$38,657	8.0%	$48,221	10.0%
Tier 1 Capital (to Risk Weighted Assets)	75,150	15.6%	19,328	4.0%	28,933	6.0%
Tier 1 Capital (to Average Assets)	75,150	11.2%	26,883	4.0%	33,604	5.0%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$80,185	16.5%	$38,798	8.0%	$48,497	10.0%
Tier 1 Capital (to Risk Weighted Assets)	74,098	15.3%	19,399	4.0%	29,098	6.0%
Tier 1 Capital (to Average Assets)	74,098	10.4%	28,624	4.0%	35,780	5.0%

14. REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2013, the most recent report filing date with the FDIC, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table above. There are no conditions or events since December 31, 2013, that management believes has changed the Bank's well capitalized category.

15. EARNINGS PER SHARE

The following table provides a reconciliation of income (loss) available to common stockholders and the average number of shares outstanding for the years ended December 31, 2013, 2012 and 2011. Options to purchase 160,375, 154,004 and 166,833 shares of common stock were outstanding at December 31, 2013, 2012, and 2011, respectively.

	Years Ended December 31,
	2013	2012	2011

Net income (loss)-(numerator)	$6,012,095	$(10,977,121)	$1,553,309

Weighted average shares outstanding for basic EPS-(denominator)	9,745,154	9,751,271	9,751,271
Dilutive effect of stock options	6,583	-	-
Adjusted shares for diluted EPS	9,751,737	9,751,271	9,751,271
Net income (loss) per common share
Basic	$0.62	$(1.13)	$0.16
Diluted	$0.62	$(1.13)	$0.16

For the year ended December 31, 2013, 6,583 options were dilutive, as the average market price of the Company’s common stock exceeded the exercise price of these options. These 6,583 options were included in the calculation of diluted earnings per share for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, there were no options that were dilutive, as the exercise prices for these years exceeded the average market price of the Company’s common stock.

16. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $325,440,571, $313,823,285 and $319,363,434 at December 31, 2013, 2012, and 2011, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2013 and 2012, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,219,623 and $1,261,355, respectively. During the years ended December 31, 2013 and 2012, respectively, the Bank recorded additional servicing assets of $405,231 and $449,329 as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2013, 2012, and 2011 aggregated $446,964, $425,136 and $511,258, respectively. The fair value of recognized servicing assets amounted to approximately $3,409,000 and $1,661,000 as of December 31, 2013 and 2012, respectively. The Bank's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

17.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

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

The Bank's lending is concentrated primarily in eastern and central North Carolina. Credit has been extended to certain of the Bank's customers through multiple lending transactions. Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements. A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012

Commitments to extend credit	$28,766,000	$24,625,000
Undrawn balances on lines of credit and undrawn balances on credit reserves (overdraft protection)	45,482,000	43,387,000
Standby letters of credit	-	-
Total	$74,248,000	$68,012,000

18. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Following is the parent company’s Condensed Balance Sheets of December 31, 2013 and 2012; and Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012
CONDENSED BALANCE SHEETS
Cash	$216,823	$1,670,190
Investment in wholly-owned subsidiary	84,087,659	83,533,724
Investment securities held-to-maturity	506,176	-
Investment in Preferred Trust I	310,010	310,010
Income tax receivable	33,093	111,455
Other assets	50,326	35,647
Total assets	$85,204,087	$85,661,026

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	35,944	697,973
Stockholders' equity	74,858,143	74,653,053
Total liabilities and stockholders' equity	$85,204,087	$85,661,026

18. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
	2013	2012	2011
CONDENSED STATEMENTS OF INCOME
Income:
Equity in earnings (loss) of subsidiary	$6,284,221	$(10,687,543)	$1,825,593
Miscellaneous income	2,259	-	-
Total income	6,286,480	(10,687,543)	1,825,593

Expenses:
Interest on junior subordinated debentures	339,572	363,755	334,219
Miscellaneous expenses	75,000	75,000	78,333
Income tax expense (benefit)	(140,187)	(149,177)	(140,268)
Total expense	274,385	289,578	272,284
Net income (loss)	$6,012,095	$(10,977,121)	$1,553,309

	Years Ended December 31,
	2013	2012	2011
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income (loss)	$6,012,095	$(10,977,121)	$1,553,309
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation (income) expense	(2,407)	(3,294)	19,512
Equity in undistributed (earnings) loss of subsidiary	(6,284,221)	10,687,543	(1,825,593)
Other operating activities	(618,224)	217,847	177,747
Net cash used in operating activities	(892,757)	(75,025)	(75,025)

Investing activities:
Purchase held-to-maturity investment	(506,176)	-	-
Sale of income tax receivable to subsidiary	-	11,622,675	-
Upstream dividend received from subsidiary	675,000	75,000	50,000
Net cash provided by investing activities	168,824	11,697,675	50,000

Financing activities:
Payment to repurchase common stock	(729,434)	-	-
Additional equity investment in subsidiary	-	(10,000,000)	-
Cash paid for dividends	-	-	-
Net cash used in financing activities	(729,434)	(10,000,000)	-

Net increase (decrease) in cash	(1,453,367)	1,622,649	(25,025)
Cash at beginning of year	1,670,190	47,541	72,566
Cash at end of year	$216,823	$1,670,190	$47,541

19. FAIR VALUE MEASUREMENT

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

19. FAIR VALUE MEASUREMENT (Continued)

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

Level 3-inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes impaired loans, other loans held for sale and other real estate owned.

Assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$4,101	$4,101	$-	$-
Mortgage-backed securities	95,453	-	95,453	-
Municipal securities	43,892	-	43,892	-
Corporate bonds	6,854	-	6,854
Mortgage loans held for sale	2,992	-	2,992	-
Mortgage servicing rights	3,409	-	-	3,409
Bank-owned life insurance	11,094	-	-	11,094
Forward starting interest rate swap	(36)	-	(36)	-
Total December 31, 2013	$167,759	$4,101	$149,155	$14,503

Description	12/31/12	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$140,262	$-	$140,262	$-
Municipal securities	24,576	-	24,576	-
Mortgage loans held for sale	20,287	-	20,287	-
Mortgage servicing rights	1,661	-	-	1,661
Bank-owned life insurance	1,084	-	-	1,084
Total December 31, 2012	$187,870	$-	$185,125	$2,745

Assets measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans, net	$26,872	$-	$-	$26,872
Other real estate owned	9,354	-	-	9,354
Total December 31, 2013	$36,226	$-	$-	$36,226

Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans, net	$37,065	$-	$-	$37,065
Other loans held for sale	24,438		-	24,438
Other real estate owned	12,893	-	-	12,893
Total December 31, 2012	$74,396	$-	$-	$74,396

19. FAIR VALUE MEASUREMENT (Continued)

Impaired loans at December 31, 2013 and 2012 includes $22.7 million and $30.1 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no impairment loss recognition.

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

Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as non-recurring Level 3.

OREO acquired through loan foreclosure is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $546,000, $7.8 million and $2.5 million were made to OREO during the years ended December 31, 2013, 2012 and 2011, respectively. Net gain (loss) realized and included in earnings for the years ended December 31, 2013, 2012 and 2011 are reported in other revenues as follows:

	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11
Gain (loss) on sale of OREO, net	$609,173	$(528,521)	$(68,365)

No liabilities were measured at fair value on a recurring or non-recurring basis as of December 31, 2013 or 2012.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at December 31, 2013 and December 31, 2012:

	Level in	December 31, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$11,816	$11,816	$9,234	$9,234
Interest-bearing deposits in other banks	Level 1	12,419	12,419	3,133	3,133
Investment securities available for sale	Level 2	150,300	150,300	164,838	164,838
Investment securities held to maturity	Level 2	511	506	-	-
Loans held for sale	Level 2	2,992	2,992	44,725	44,725
Loans and leases held for investment, net	Level 2	446,344	443,351	442,718	433,987
Stock in Federal Home Loan Bank of Atlanta	Level 2	849	849	1,859	1,859
Accrued interest receivable	Level 2	2,335	2,335	2,409	2,409
Mortgage servicing rights	Level 3	3,409	1,220	1,661	1,261
Bank-owned life insurance	Level 3	11,094	11,094	1,084	1,084
Forward starting interest rate swap	Level 2	(36)	(36)	-	-

20. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Level in	December 31, 2013		December 31, 2012
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial liabilities:
Deposits	Level 2	$587,158	$585,704	$603,064	$600,901
Borrowed money:
Advances from FHLB	Level 2	-	-	16,500	16,500
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Investment Securities Available for Sale and Investment Securities Held to Maturity: The estimated fair value of investment securities is provided in Note 2 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input level 2.

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

21. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Real estate acquired in settlement of loans	$4,133,854	$10,907,604	$14,514,844
Exchange of loans for mortgage-backed securities	-	41,034,564	37,225,850
Cash paid for interest	3,487,686	4,545,533	7,250,351
Cash paid for income taxes	150,000	290,000	200,000

22. JUNIOR SUBORDINATED DEBENTURES

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

In June 2012, the federal bank regulatory agencies issued proposed rules to implement the capital reforms of the Basel III framework. These proposed regulatory capital guidelines would phase out the Tier 1 capital treatment of trust preferred securities for institutions with less than $15 billion in total assets over a ten-year period, beginning in 2013, until they are fully phased out in 2022. In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of December 31, 2013 related to a subsidiary Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

As previously noted above, the Company has entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014, and it has a five year term.

23. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties is as follows:

Extensions of credit at December 31, 2012	$1,105,250
Newly elected director’s prior extensions of credit	2,671,316
New extensions of credit made during the year	100,000
Repayments during the year	(335,875)
Extensions of credit at December 31, 2013	$3,540,691

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

The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by the Company’s independent registered public accounting firm are set forth below under “Management’s Annual Report on Internal Control Over Financial Reporting” and “Attestation Report of Independent Registered Public Accounting Firm”.

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of and for the year ended December 31, 2013. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation, the Federal Reserve, and the appropriate state banking regulatory agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2013.

Turlington and Company, L.L.P., an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

First South Bancorp, Inc.

/s/ Bruce W. Elder	/s/ Scott C. McLean

Bruce W. Elder	Scott C. McLean
President and Chief Executive Officer	Executive Vice President and
March 26, 2014	Chief Financial Officer
March 26, 2014

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 26, 2014, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 26, 2014

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

(d)          Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2013.

Plan category:	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	160,375	$11.84	842,250

Equity compensation plans not approved by security holders	—	—	—
Total	160,375	$11.84	842,250

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

Item 15.  Exhibits, Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

(2)  Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)  Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 27, 2007 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements with Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Sherry L. Correll (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.3	Supplemental Income Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.3(a)	Amendment dated December 26, 2008 to the Supplemental Income Agreement, as amended and restated, with Sherry L. Correll (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.5	Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Marshall T. Singleton and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.5(a)	Amendment dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6	First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.6(a)	Amendment dated December 26, 2008 to the Director’s Retirement Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendment dated December 26, 2008 to the Director’s Retirement Payment Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, with Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement with J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement with Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))
10.19	Asset Purchase Agreement by and between First South Bank and Emerald Portfolio, LLC dated as of February 20, 2013(Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012 (File No. 0-22219))*
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

*    Management contract or compensatory plan or arrangement.

(b)  Exhibits. See Item 15(a)(3) above.

(c)  Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
March 26, 2014
	By:	/s/ Bruce W. Elder
Bruce W. Elder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce W. Elder
March 26, 2014
Bruce W. Elder
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Scott C. McLean
March 26, 2014
Scott C. McLean
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.
March 26, 2014
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher
March 26, 2014
Frederick N. Holscher
Director

/s/ Frederick H. Howdy
March 26, 2014
Frederick H. Howdy
Director

/s/ L. Steven Lee
March 26, 2014
L. Steven Lee
Director

/s/ Charles E. Parker, Jr.
March 26, 2014
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton
March 26, 2014
Marshall T. Singleton
Director