Form 10-Q
period 2014-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2014-05-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Yes ☐      No ☒

Number of shares of common stock outstanding as of May 12, 2014: 9,647,682.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(unaudited)	(*)
Assets

Cash and due from banks	$17,375,545	$11,816,071
Interest-bearing deposits with banks	5,327,431	12,419,244
Investment securities available for sale, at fair value	165,565,324	150,300,079
Investment securities held to maturity	506,459	506,176
Loans held for sale:
Mortgage loans	5,648,519	2,992,017
Total loans held for sale	5,648,519	2,992,017

Loans and leases held for investment	462,084,529	450,960,277
Allowance for loan and lease losses	(7,803,625)	(7,609,467)
Net loans and leases held for investment	454,280,904	443,350,810

Premises and equipment, net	11,560,955	11,759,521
Other real estate owned	9,013,007	9,353,835
Federal Home Loan Bank stock, at cost	1,371,500	848,800
Accrued interest receivable	2,357,634	2,334,944
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,118,828	1,219,623
Identifiable intangible assets	-	7,860
Income tax receivable	2,631,320	2,901,062
Bank-owned life insurance	11,226,515	11,094,182
Prepaid expenses and other assets	8,561,632	9,599,143

Total assets	$700,764,149	$674,721,943

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$98,419,360	$96,445,049
Interest bearing demand	175,569,071	171,548,658
Savings	79,017,549	69,542,654
Large denomination certificates of deposit	118,747,916	123,492,907
Other time	120,646,501	124,674,588
Total deposits	592,400,397	585,703,856

Borrowed money	17,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,887,563	3,849,944
Total liabilities	623,597,960	599,863,800

Common stock, $.01 par value, 25,000,000 shares authorized; 9,651,883 and 9,653,883 shares outstanding, respectively	96,519	96,539
Additional paid-in capital	35,822,493	35,809,397
Retained earnings	39,693,760	38,849,326
Accumulated other comprehensive income	1,553,417	102,881
Total stockholders' equity	77,166,189	74,858,143

Total liabilities and stockholders' equity	$700,764,149	$674,721,943

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended
	March 31
	2014	2013

Interest income:
Interest and fees on loans	$5,929,234	$6,552,689
Interest on investments and deposits	1,145,811	1,341,598
Total interest income	7,075,045	7,894,287

Interest expense:
Interest on deposits	559,709	670,725
Interest on borrowings	684	6,176
Interest on junior subordinated notes	79,921	87,215
Total interest expense	640,314	764,116

Net interest income	6,434,731	7,130,171
Provision for credit losses	250,000	400,000
Net interest income after provision for credit losses	6,184,731	6,730,171

Non-interest income:
Deposit fees and service charges	926,947	1,018,693
Loan fees and charges	88,677	148,809
Mortgage loan servicing fees	226,321	395,700
Gain on sale of mortgage loans	234,509	661,312
Gain on sale of other real estate, net	39,420	48,242
Gain on sale of investment securities	13,509	-
Other income	388,551	203,025
Total non-interest income	1,917,934	2,475,781

Non-interest expense:
Compensation and fringe benefits	3,803,998	3,833,474
Federal deposit insurance premiums	144,599	235,950
Premises and equipment	826,145	736,397
Advertising	63,433	42,946
Data processing	585,593	606,417
Amortization of intangible assets	122,804	118,065
Other real estate owned expense	121,305	172,295
Other	914,923	1,011,329
Total non-interest expense	6,582,800	6,756,873

Income before income tax expense	1,519,865	2,449,079
Income tax expense	417,863	882,669

NET INCOME	$1,102,002	$1,566,410

Per share data:
Basic earnings per share	$0.11	$0.16
Diluted earnings per share	$0.11	$0.16
Dividends per share	$0.025	$0.00
Average basic shares outstanding	9,652,804	9,751,271
Average diluted shares outstanding	9,671,557	9,751,972

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended
	March 31
	2014	2013

Net income	$1,102,002	$1,566,410

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,462,657	(1,226,966)
Tax effect	(935,809)	466,247
Unrealized holding gains (losses) on securities available for sale, net of tax	1,526,848	(760,719)

Unrealized loss on interest rate hedge position	(109,573)	-
Tax effect	41,637	-
Unrealized loss on interest rate hedge position, net of tax	(67,936)	-

Reclassification adjustment for realized gains included in net income	(13,509)	-
Tax effect	5,133	-
Reclassification adjustment for realized gains, net of tax	(8,376)	-

Other comprehensive income (loss), net of tax	1,450,536	(760,719)

Comprehensive income	$2,552,538	$805,691

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2014 and 2013

(unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Three Months Ended March 31, 2014	stock	capital	earnings	income, net	Total

Balance at December 31, 2013	$96,539	$35,809,397	$38,849,326	$102,881	$74,858,143

Net income			1,102,002		1,102,002

Other comprehensive income, net				1,450,536	1,450,536

Retirement of common shares	(20)		(16,220)		(16,240)

Stock based compensation expense		13,096			13,096

Dividends			(241,348)		(241,348)

Balance at March 31, 2014	$96,519	$35,822,493	$39,693,760	$1,553,417	$77,166,189

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
Three Months Ended March 31, 2013	stock	capital	earnings	stock	income, net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			1,566,410			1,566,410

Other comprehensive loss, net					(760,719)	(760,719)

Stock based compensation expense		9,274				9,274

Balance at March 31, 2013	$97,513	$35,821,078	$67,099,370	$(31,967,269)	$4,417,326	$75,468,018

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(unaudited)	Three Months Ended
	March 31
	2014	2013

Cash flows from operating activities:
Net income	$1,102,002	$1,566,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	250,000	400,000
Depreciation	283,170	274,599
Amortization of intangibles	122,804	118,065
Accretion of discounts and premiums on securities, net	253,997	120,195
Loss on disposal of premises and equipment	1,346	-
Gain on sale of other real estate owned	(39,420)	(48,242)
Gain on sale of loans held for sale	(234,509)	(661,312)
Gain on sale of investment securities available for sale	(13,509)	-
Stock based compensation expense	13,096	9,274
Originations of loans held for sale, net	(4,852,593)	8,592,848
Proceeds from sale of loans held for sale	2,430,600	33,390,939
Other operating activities	165,888	1,661,061
Net cash provided by (used in) operating activities	(517,128)	45,423,837
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	787,500	-
Proceeds from principal repayments of mortgage-backed securities available for sale	3,653,015	7,107,128
Originations of loans held for investment, net of principal repayments	(11,990,094)	5,329,849
Proceeds from disposal of other real estate owned	1,201,448	1,912,970
Purchases of investment securities available for sale	(17,497,383)	(19,936,624)
Sale (purchase) of FHLB stock	(522,700)	1,010,400
Purchase of premises and equipment	(85,950)	(44,621)
Net cash used in investing activities	(24,454,164)	(4,620,898)
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	6,696,541	(1,285,011)
Net increase (decrease) in FHLB borrowings	17,000,000	(16,500,000)
Cash paid for dividends	(241,348)	-
Retirement of common shares	(16,240)	-
Net cash provided by (used in) financing activities	23,438,953	(17,785,011)

Increase (decrease) in cash and cash equivalents	(1,532,339)	23,017,928
Cash and cash equivalents, beginning of period	24,235,315	12,366,389
Cash and cash equivalents, end of period	$22,702,976	$35,384,317

Supplemental disclosures:
Other real estate acquired in settlement of loans	$810,000	$299,881
Cash paid for interest	$612,634	$837,523

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the quarter ended March 31, 2014, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014. Certain amounts in the unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2013 have been reclassified to conform with the presentation as of and for the Three Months Ended March 31, 2014. The reclassifications had no effect on previously reported net income.

Note 2. Earnings Per Share. Basic and diluted earnings per share are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the quarters ended March 31, 2014 and 2013, there were 18,753 and 701 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

Note 3. Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income (loss) primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

Note 4. Investment Securities. The following summarizes the securities portfolio by major category, with the amortized cost, fair value, and gross unrealized gains and losses of each category at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$15,552	$18	$3	$15,567
Mortgage-backed securities	92,893	3,265	68	96,090
Municipal securities	45,469	455	804	45,120
Corporate bonds	9,000	-	212	8,788
Total	$162,914	$3,738	$1,087	$165,565

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$4,174	$-	$73	$4,101
Mortgage-backed securities	93,143	2,464	154	95,453
Municipal securities	45,781	60	1,949	43,892
Corporate bonds	7,000	-	146	6,854
Total	$150,098	$2,524	$2,322	$150,300

March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$506	$6	$-	$512

December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$506	$5	$-	$511

The following tables summarize investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at March 31, 2014 and December 31, 2013. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$8,071	$3	$-	$-	$8,071	$3
Mortgage-backed securities	4,672	29	5,091	39	9,763	68
Municipal securities	26,350	743	2,105	61	28,455	804
Corporate bonds	4,903	97	3,885	115	8,788	212
Total	$43,996	$872	$11,081	$215	$55,077	$1,087

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$4,101	$73	$-	$-	$4,101	$73
Mortgage-backed securities	20,387	148	1,136	6	21,523	154
Municipal securities	34,687	1,949	-	-	34,687	1,949
Corporate bonds	6,854	146	-	-	6,854	146
Total	$66,029	$2,316	$1,136	$6	$67,165	$2,322

The following table summarizes the amortized cost and fair values of the investment securities portfolio at March 31, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$-	$15,552	$-
Fair value	-	-	15,567	-
Mortgage-backed securities
Amortized cost	570	30,381	34,814	27,128
Fair value	608	31,105	35,982	28,395
Municipal securities
Amortized cost	-	8,909	31,954	4,606
Fair value	-	8,935	31,736	4,449
Corporate bonds
Amortized cost	-	-	9,000	-
Fair value	-	-	8,788	-
Total Amortized cost	$570	$39,290	$91,320	$31,734
Total Fair value	$608	$40,040	$92,073	$32,844

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$506	$-	$-
Fair value	-	512	-	-
Total Amortized cost	$-	$506	$-	$-
Total Fair value	$-	$512	$-	$-

Mortgage-backed securities with an amortized cost of $4.4 million and $4.7 million were pledged as collateral for public deposits at March 31, 2014 and December 31, 2013, respectively. In addition, a government agency bond with an amortized cost of $506,000 was pledged as collateral on a forward starting interest rate swap transaction at March 31, 2014 and December 31, 2013, respectively.

Note 5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at March 31, 2014 and December 31, 2013, the Bank marked these mortgage loans to market. Mortgage loans held for sale at March 31, 2014 and December 31, 2013, had estimated fair market values of $5,649,000 and $2,992,000, respectively.

The Bank originates certain mortgage loans for sale that are approved by secondary investors. Their terms are set by the secondary investor, and they are transferred within 120 days after the Bank initially funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with its secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair	Notional	Fair	Notional
Forward Contracts:	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$108	$5,900	$6	$1,873

Note 6. Loans Held for Investment. Loans held for investment (“HFI”) at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$65,242	14.1%	$67,426	14.9%
Residential construction	989	0.2	1,201	0.3
Residential lots and raw land	895	0.2	904	0.2
Total mortgage loans	67,126	14.5	69,531	15.4

Commercial loans and leases:
Commercial real estate	235,860	50.9	227,280	50.3
Commercial construction	29,428	6.4	24,597	5.4
Commercial lots and raw land	24,501	5.3	27,681	6.1
Commercial and Industrial	28,382	6.1	26,108	5.8
Lease receivables	10,123	2.2	8,179	1.8
Total commercial loans and leases	328,294	70.9	313,845	69.4

Consumer loans:
Consumer real estate	20,818	4.5	21,221	4.7
Consumer construction	1,173	0.3	1,549	0.3
Consumer lots and raw land	13,480	2.9	14,726	3.3
Home equity lines of credit	27,837	6.0	27,546	6.1
Consumer other	4,258	0.9	3,547	0.8
Total consumer loans	67,566	14.6	68,589	15.2

Gross loans held for investment	462,986	100.0%	451,965	100.0%

Less: deferred loan origination fees, net	901		1,005
Less: allowance for loan and lease losses	7,804		7,609

Net loans held for investment	$454,281		$443,351

The Bank has pledged certain loans secured by one-to-four family residential properties as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta in the amount of $98.9 million and $98.3 million at March 31, 2014 and December 31, 2013, respectively.

The following table details nonaccrual loans held for investment, including troubled debt restructured (“TDRs”) loans accounted for on a nonaccrual basis, segregated by class of loans, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans held for investment:
Loans accounted for on a nonaccrual basis:
Residential real estate	$305	$250
Residential lots and raw land	4	-
Commercial real estate	438	301
Commercial construction	-	-
Commercial lots and raw land	534	1,020
Commercial and Industrial	-	76
Consumer real estate	143	232
Consumer lots and raw land	218	40
Home equity lines of credit	61	93
Consumer other	8	2
Total loans accounted for on a nonaccrual basis	1,711	2,014

TDR loans accounted for on a nonaccrual basis:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	2,137	1,649
Commercial construction	-	-
Commercial lots and raw land	-	121
Commercial and Industrial	-	-
Consumer real estate	51	51
Consumer lots and raw land	-	-
Total Past Due TDRs on a nonaccrual basis	2,188	1,821

Current TDRs:
Residential real estate	853	859
Commercial real estate	-	145
Commercial construction	-	-
Commercial lots and raw land	730	735
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on nonaccrual basis	1,583	1,739
Total TDR loans accounted for on a nonaccrual basis	3,771	3,650
Total nonaccrual loans	$5,482	$5,574
Percentage of total loans held for investment, net	1.2%	1.3%
Loans over 90 days past due, still accruing	61	420
Other real estate owned	9,013	9,354
Total non-performing assets	$14,556	$15,348

Cumulative interest income not recorded on loans accounted for on a nonaccrual status was $121,523 and $149,104 at March 31, 2014 and December 31, 2013, respectively.

The following tables present an age analysis of past due loans held for investment, including nonaccrual loans, segregated by class of loans as of March 31, 2014 and December 31, 2013:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
March 31, 2014
Residential real estate	$3,254	$232	$326	$3,812	$61,430	$65,242	$21
Residential construction	-	-	-	-	989	989	-
Residential lots and raw land	-	10	4	14	881	895	-
Commercial real estate	2,261	949	2,269	5,479	230,381	235,860	-
Commercial construction	-	-	-	-	29,428	29,428	-
Commercial lots and raw land	294	27	130	451	24,050	24,501	-
Commercial and Industrial	17	-	-	17	28,365	28,382	40
Lease receivables	141	43	40	224	9,899	10,123	-
Consumer real estate	420	23	159	602	20,216	20,818	-
Consumer construction	-	-	-	-	1,173	1,173	-
Consumer lots and raw land	15	35	181	231	13,249	13,480	-
Home equity lines of credit	30	93	53	176	27,661	27,837	-
Consumer other	11	2	7	20	4,238	4,258	-
Total	$6,443	$1,414	$3,169	$11,026	$451,960	$462,986	$61

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2013
Residential real estate	$1,751	$1,641	$404	$3,796	$63,630	$67,426	$404
Residential construction	-	-	-	-	1,201	1,201	-
Residential lots and raw land	-	-	16	16	888	904	16
Commercial real estate	3,463	1,445	732	5,640	221,640	227,280	-
Commercial construction	-	-	-	-	24,597	24,597	-
Commercial lots and raw land	772	-	733	1,505	26,176	27,681	-
Commercial and Industrial	108	-	76	184	25,924	26,108	-
Lease receivables	5	-	-	5	8,174	8,179	-
Consumer real estate	251	130	199	580	20,641	21,221	-
Consumer construction	-	-	-	-	1,549	1,549	-
Consumer lots and raw land	265	16	40	321	14,405	14,726	-
Home equity lines of credit	116	-	65	181	27,365	27,546	-
Consumer other	1	1	-	2	3,545	3,547	-
Total	$6,732	$3,233	$2,265	$12,230	$439,735	$451,965	$420

The following tables present information on loans that were considered impaired as of March 31, 2014 and December 31, 2013. Impaired loans include loans modified as TDRs, whether on accrual or nonaccrual status. At March 31, 2014, impaired loans included $5.2 million of impaired TDRs, compared to $8.7 million at December 31, 2013.

Impaired Loans-March 31, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,139	$1,436	$-	$1,291	$13
Commercial real estate	13,639	13,639	-	13,839	179
Commercial construction	2,848	2,848	-	2,910	27
Commercial lots and raw land	3,611	3,618	-	4,212	47
Commercial and Industrial	49	49	-	49	-
Consumer real estate	238	238	-	269	3
Consumer lots and raw land	102	102	-	105	2
Home equity lines of credit	57	57	-	57	1
Consumer other	95	95	-	95	1
Subtotal:	21,778	22,082	-	22,827	273

With an allowance recorded:
Commercial real estate	3,568	3,568	809	3,359	29
Consumer real estate	51	51	2	109	-
Consumer lots and raw land	569	569	104	571	9
Subtotal:	4,188	4,188	915	4,039	38

Totals:
Mortgage	1,139	1,436	-	1,291	13
Commercial	23,715	23,722	809	24,369	282
Consumer	1,112	1,112	106	1,206	16
Grand Total:	$25,966	$26,270	$915	$26,866	$311

Impaired Loans-December 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,146	$1,444	$-	$1,105	$48
Commercial real estate	14,039	14,039		18,560	791
Commercial construction	2,973	2,973	-	1,272	48
Commercial lots and raw land	4,805	4,812	-	5,388	249
Commercial and Industrial	49	49	-	87	2
Consumer real estate	300	300	-	403	17
Consumer lots and raw land	108	108	-	277	6
Home equity lines of credit	57	57	-	40	3
Consumer other	95	95	-	101	4
Subtotal:	23,572	23,877	-	27,233	1,168

With an allowance recorded:
Commercial real estate	3,150	3,150	510	2,954	153
Commercial and Industrial	73	73	23	73	-
Consumer real estate	167	167	25	139	2
Consumer lots and raw land	573	573	105	676	29
Subtotal:	3,963	3,963	663	3,842	184

Totals:
Residential	1,146	1,444	-	1,105	48
Commercial	25,089	25,096	533	28,334	1,243
Consumer	1,300	1,300	130	1,636	61
Grand Total:	$27,535	$27,840	$663	$31,075	$1,352

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9 as follows:

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

The following tables present information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of March 31, 2014 and December 31, 2013:

March 31, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,067	159	114	496
3-Average	39,577	6,111	1,038	3,452
4-Acceptable	147,058	14,671	11,622	15,306
5-Watch	28,017	4,546	4,507	5,455
6-Special Mention	9,624	3,838	4,819	3,563
7-Substandard	8,517	103	2,401	110
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$235,860	$29,428	$24,501	$28,382

March 31, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$19,722	$1,173	$10,954	$27,368	$4,123
6-Special Mention	630	-	2,242	322	16
7-Substandard	466	-	284	147	119
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$20,818	$1,173	$13,480	$27,837	$4,258

March 31, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$62,749	$989	$891	$10,105
6-Special Mention	1,335	-	-	18
7-Substandard	1,158	-	4	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$65,242	$989	$895	$10,123

December 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,148	161	125	579
3-Average	37,492	4,664	1,157	4,831
4-Acceptable	141,942	12,147	12,969	13,011
5-Watch	26,340	3,797	5,388	2,313
6-Special Mention	10,101	3,725	5,019	5,181
7-Substandard	8,257	103	3,023	193
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$227,280	$24,597	$27,681	$26,108

December 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$20,058	$1,549	$12,380	$27,110	$3,414
6-Special Mention	655	-	2,238	300	18
7-Substandard	508	-	108	136	115
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,221	$1,549	$14,726	$27,546	$3,547

December 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$64,972	$1,201	$899	$8,161
6-Special Mention	1,345	-	5	18
7-Substandard	1,109	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,426	$1,201	$904	$8,179

Note 7. Allowance for Loan and Lease Losses. The following tables present a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the three months ended March 31, 2014 and 2013:

	March 31, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$-	$-	$(25)	$878	$64,103
Residential construction	17	-	-	(3)	14	989
Residential lots and raw land	13	-	-	-	13	895
Commercial real estate	3,647	(1)	6	(115)	3,537	218,653
Commercial construction	343	-	1	62	406	26,580
Commercial lots and raw land	415	-	-	(51)	364	20,890
Commercial and Industrial	430	(2)	2	(3)	427	28,333
Lease receivables	113	(1)	-	25	137	10,123
Consumer real estate	316	-	9	(18)	307	20,529
Consumer construction	23	-	-	(6)	17	1,173
Consumer lots and raw land	203	-	-	54	257	12,809
Home equity lines of credit	463	-	6	7	476	27,780
Consumer other	60	(3)	4	(5)	56	4,163
Total	6,946	(7)	28	(78)	6,889	437,020
Individually evaluated:
Residential real estate	-	-	-	-	-	1,139
Commercial real estate	510	(9)	4	304	809	17,207
Commercial construction	-	-	-	-	-	2,848
Commercial lots and raw land	-	-	-	-	-	3,611
Commercial and Industrial	23	(49)	-	26	-	49
Consumer real estate	25	(24)	-	1	2	289
Consumer lots and raw land	105	-	-	(1)	104	671
Home equity lines of credit	-	-	2	(2)	-	57
Consumer other	-	-	-	-	-	95
Total	663	(82)	6	328	915	25,966
Grand Total	$7,609	$(89)	$34	$250	$7,804	$462,986

	March 31, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$-	$-	$181	$1,359	$71,583
Residential construction	45	-	-	(10)	35	2,215
Residential lots and raw land	14	-	-	1	15	929
Commercial real estate	3,342	-	3	430	3,775	186,822
Commercial construction	350	-	-	9	359	21,831
Commercial lots and raw land	504	-	-	(32)	472	25,862
Commercial and Industrial	353	(12)	1	24	366	21,667
Lease receivables	136	-	-	6	142	5,924
Consumer real estate	342	(27)	5	11	331	18,888
Consumer construction	11	-	-	4	15	943
Consumer lots and raw land	547	-	-	(253)	294	15,878
Home equity lines of credit	490	(11)	-	17	496	26,033
Consumer other	88	(5)	5	(2)	86	4,208
Total	7,400	(55)	14	386	7,745	402,783
Individually evaluated:
Commercial real estate	35	(7)	354	38	420	25,144
Commercial construction	-	-	-	-	-	731
Commercial lots and raw land	303	-	-	(91)	212	6,967
Commercial and Industrial	-	-	-	-	-	126
Consumer real estate	12	-	2	(13)	1	532
Consumer lots and raw land	110	-	-	69	179	1,070
Home equity lines of credit	-	(1)	-	1	-	36
Consumer other	-	-	-	10	10	129
Total	460	(8)	356	14	822	34,735
Grand Total	$7,860	$(63)	$370	$400	$8,567	$437,518

Note 8. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2014 and December 31, 2013, segregated by class of financing receivables:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$287
Commercial real estate	1,175	1,887
Commercial construction	-	2,762
Commercial lots and raw land	-	-
Commercial and Industrial	12	13
Consumer real estate	169	171
Consumer lots and raw land	65	69
Home equity lines of credit	-	-
Consumer other	16	18
Total performing TDR loans accounted for on an accrual basis	$1,437	$5,207
Percentage of total loans, net	0.3%	1.1%

The following tables present a roll forward of performing and non-performing TDR loans for the three months ended March 31, 2014:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
	(In thousands)
March 31, 2014
Residential mortgage	$287	$-	$-	$(287)	$-
Commercial	4,662	-	-	(3,475)	1,187
Consumer	258	-	-	(8)	250
Total	$5,207	$-	$-	$(3,770)	$1,437

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
	(In thousands)
March 31, 2014
Residential mortgage	$859	$-	$-	$(6)	$853
Commercial	2,650	344	-	(127)	2,867
Consumer	51	-	-	-	51
Total	$3,560	$344	$-	$(133)	$3,771

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or nonaccrual loans. The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports. On a loan-by-loan basis, the Bank restructures loans that were either on nonaccrual basis or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least nine months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. There were no multiple note restructures outstanding as of March 31, 2014 or 2013.

Note 9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the three months ended March 31, 2014 and 2013:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
March 31, 2014
OREO	$9,354	$810	$(1,140)	$(11)	$9,013

March 31, 2013
OREO	$12,893	$300	$(1,865)	$-	$11,328

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

Note 10. Fair Value Measurement. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs of valuation techniques used to measure fair value of nonfinancial assets and liabilities. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. In order to determine the fair value, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy. The Bank groups financial assets at fair value in the three levels listed below based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1: inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. The types of assets carried at Level 1 fair value generally include investments such as U. S. Treasury and U. S. government agency securities.

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The types of assets carried at Level 2 fair value generally include mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

Level 3: inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The types of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes impaired loans and other real estate owned.

Assets measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/14	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$15,567	$15,567	$-	$-
Mortgage-backed securities	96,090	-	96,090	-
Municipal securities	45,120	-	45,120	-
Corporate bonds	8,788	-	8,788	-
Mortgage loans held for sale	5,649	-	5,649	-
Bank-owned life insurance	11,227	-	11,227	-
Forward starting interest rate swap	(145)	-	(145)	-
Total March 31, 2014	$182,296	$15,567	$166,729	$-

Description	12/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$4,101	$4,101	$-	$-
Mortgage-backed securities	95,453	-	95,453	-
Municipal securities	43,892	-	43,892	-
Corporate bonds	6,854	-	6,854	-
Mortgage loans held for sale	2,992	-	2,992	-
Bank-owned life insurance	11,094	-	11,094	-
Forward starting interest rate swap	(36)	-	(36)	-
Total December 31, 2013	$164,350	$4,101	$160,249	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2014, and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/14	Level 1	Level 2	Level 3
Impaired loans, net	$25,051	$-	$-	$25,051
Other real estate owned	9,013	-	-	9,013
Total March 31, 2014	$34,064	$-	$-	$34,064

Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans, net	$26,872	$-	$-	$26,872
Other real estate owned	9,354	-	-	9,354
Total December 31, 2013	$36,226	$-	$-	$36,226

Impaired loans at March 31, 2014 and December 31, 2013 includes $20.9 million and $22.7 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no impairment loss recognition.

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

OREO is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. During the three months ended March 31, 2014, $11,200 of fair value adjustments was made to OREO, compared to none during the three months ended March 31, 2013.

Net gains realized on sales of OREO and included in earnings for the three months ended March 31, 2014 and 2013 are reported in other revenues as follows:

	Three Months Ended 3/31/14	Three months Ended 3/31/13
Net gains on sales of OREO	$39,420	$48,242

No liabilities were measured at fair value on a recurring or non-recurring basis at March 31, 2014 or December 31, 2013.

Note 11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at March 31, 2014, and December 31, 2013:

	Level in	March 31, 2014		December 31, 2013
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$17,376	$17,376	11,816	$11,816
Interest-bearing deposits in other banks	Level 1	5,327	5,327	12,419	12,419
Securities available for sale	Level 2	165,565	165,565	150,300	150,300
Securities held to maturity	Level 2	512	506	511	506
Loans held for sale	Level 2	5,649	5,649	2,992	2,992
Loans and leases HFI, net, less impaired loans	Level 2	432,809	429,230	419,472	416,479
Impaired loans HFI, net	Level 3	25,051	25,051	26,872	26,872
Stock in Federal Home Loan Bank of Atlanta	Level 2	1,372	1,372	849	849
Accrued interest receivable	Level 2	2,358	2,358	2,335	2,335
Mortgage servicing rights	Level 3	3,546	1,119	3,409	1,220
Bank-owned life insurance	Level 2	11,227	11,227	11,094	11,094
Forward starting interest rate swap	Level 2	(145)	(145)	(36)	(36)

Financial liabilities:
Deposits	Level 2	593,782	592,400	587,158	585,704
Borrowed money:
Advances from FHLB	Level 2	17,000	17,000	-	-
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

Fair values have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies used by the Bank were as follows:

Cash and Due from banks and Interest –Bearing Deposits in Other Banks: The carrying amounts for cash and due from banks and interest bearing deposits in other banks are equal to their fair value. Fair value hierarchy Level 1.

Investment Securities Available for Sale and Held to Maturity: The estimated fair value of investment securities is provided in Note 4 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Level 2.

Loans Held for Sale. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics. Fair value hierarchy Level 2.

Loans and Leases Held for Investment, Net, less impaired loans: Fair values are estimated for portfolios of loans and leases held for investment with similar financial characteristics. Loans and leases are segregated by collateral type and by fixed and variable interest rate terms. The fair value of each category is determined by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair value hierarchy Level 2.

Impaired Loans Held for Investment, Net: Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable. Fair value hierarchy Level 3.

Stock in Federal Home Loan Bank of Atlanta: The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. Fair value hierarchy Level 2.

Deposits and Advances from FHLB: The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of certificates of deposit and FHLB advances are estimated using the rates currently offered for similar instruments with similar remaining maturities. Fair value hierarchy Level 2.

Accrued Interest Receivable and Junior Subordinated Debentures: The carrying amount of accrued interest receivable and junior subordinated debentures approximates fair value because of the short maturities of these instruments. Fair value hierarchy Level 2.

Mortgage Servicing Rights: The fair value of MSRs is estimated for those loans sold with servicing retained. The loans are stratified into pools by product type and within product type by interest rate and maturity. The fair value of the MSR is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing costs and other factors. Fair value hierarchy Level 3.

Bank-Owned Life Insurance: The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the issuer. Fair value hierarchy Level 2.

Forward Starting Interest Rate Swap: The Company has entered into a forward starting pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014. Fair value hierarchy Level 2.

Financial Instruments with Off-Balance Sheet Risk: With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

Note 12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of March 31, 2014, and December 31, 2013:

	3/31/14	12/31/13
	(In thousands)
Demand accounts:
Non-interest bearing checking	$98,419	$96,445
Interest bearing checking	129,798	128,161
Money market	45,771	43,388
Savings accounts	79,018	69,543
Certificate accounts	239,394	248,167
Total deposits	$592,400	$585,704

At March 31, 2014, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$39,179	$50,131	$89,310
Over three months through one year	51,913	40,294	92,207
Over one year through three years	26,791	25,807	52,598
Over three years to five years	2,763	2,516	5,279
Total time deposits	$120,646	$118,748	$239,394

The aggregate amount of time deposits with balances of $100,000 or more was $118,747,916 and $123,492,907 at March 31, 2014, and December 31, 2013, respectively.

Note 13. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2014, the 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At March 31, 2014, the 1997 Plan had 42,750 granted unexercised stock option shares. At March 31, 2014, the 2008 Plan includes 131,500 granted unexercised stock option shares, 13,900 granted nonvested restricted stock award shares and 810,850 shares available to be granted.

Stock Option Grants. Options granted under the 2008 Plan are granted at the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. The Company settles stock option exercises with authorized unissued shares. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. During the quarter ended March 31, 2014, 18,000 options were granted, compared to none granted during the quarter ended March 31, 2013. The average fair value per share of options granted in the quarter ended March 31, 2014 was $3.82.

A summary of stock option activity under the Plans as of March 31, 2014 and 2013, and changes during the three month periods ended March 31, 2014 and 2013 is presented below:

Quarter Ended March 31, 2014:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	160,375	$11.84
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Expired	(1,875)	19.88
Exercised	-	-
Outstanding at March 31, 2014	174,250	11.46	$(480,930)
Vested and Exercisable at March 31, 2014	106,750	$14.83	$(654,378)

Quarter Ended March 31, 2013:
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2013	154,004	$12.86	$(973,918)
Vested and Exercisable at March 31, 2013	115,004	$15.61	$(1,042,878)

The following weighted-average assumptions were used for stock option grants awarded in the three months ended March 31, 2014 and 2013:

	Three Months Ended 3/31/14	Three Months Ended 3/31/13
Dividend growth rate	1.0%	0.0%
Expected volatility	52.7%	0.0%
Average risk-free interest rate	1.8%	0.0%
Expected lives - years	6	-

The following table summarizes additional information about the Company’s outstanding and exercisable stock options as of March 31, 2014, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	93,500	8.27	$5.95	26,000	$5.46
$10.01 – 17.00	31,500	4.71	11.57	31,500	11.57
$17.01 – 26.00	39,750	3.27	20.36	39,750	20.36
$26.01 – 34.00	9,500	2.44	28.14	9,500	28.14
	174,250	6.17	$11.46	106,750	$14.83

A summary of nonvested stock option shares and vesting changes as of and for the three months ended March 31, 2014 and 2013 is presented below:

	Shares	Price
Period Ended March 31, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Vested	(7,000)	5.40
Nonvested at March 31, 2014	67,500	$6.14

Period Ended March 31, 2013:
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	-
Forfeited	-	-
Vested	(11,166)	8.87
Nonvested at March 31, 2013	39,000	$4.77

There were no income tax benefits realized and no intrinsic value from the exercise of stock options for the three months ended March 31, 2014 or 2013, as no options were exercised during the respective periods.

Net compensation cost charged against income for stock options was $8,254 and $9,274, respectively, for the three months ended March 31, 2014 and 2013. As of March 31, 2014, total unrecognized compensation cost on granted unexercised shares was $136,983, and is expected to be recognized over the next five years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the three months ended March 31, 2014, 13,900 restricted stock awards were granted, with a four year vesting period. The compensation expense recognized for restricted stock awards for the three months ended March 31, 2014 was $4,842. As of March 31, 2014, there was $111,362 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 3.75 years.

A summary of the activity of the Company’s nonvested restricted stock awards during the three months ended March 31, 2014 is presented below:

Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2014	13,900	$8.36

The following table reflects the impact of fair value compensation cost recognition for the Plans on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended 3/31/14	Three Months Ended 3/31/13
Decrease net income before income taxes	$13,096	$9,274
Decrease net income	$11,740	$9,274
Decrease basic earnings per share	$0.01	$0.00
Decrease diluted earnings per share	$0.01	$0.00

Note 14. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of March 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

The Bank's actual regulatory capital amounts and ratios as of March 31, 2014, and December 31, 2013, are listed below:

	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$80,943	16.2%	$81,213	16.8%
Tier 1 Capital (to Risk Weighted Assets)	74,669	14.9%	75,150	15.6%
Tier 1 Leverage Capital (to Average Assets)	74,669	11.2%	75,150	11.2%

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This ASU was effective for fiscal years and interim periods beginning on or after December 15, 2013, and it has not had an impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations of all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This ASU is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Note 17. Reclassifications. Certain amounts in the unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2013 have been reclassified to conform with the presentation as of and for the Three Months Ended March 31, 2014. The reclassifications had no effect on previously reported net income.

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

Comparison of Financial Condition at March 31, 2014, and December 31, 2013. Total assets increased to $700.8 million at March 31, 2014, from $674.7 million at December 31, 2013. Earning assets increased to $639.1 million at March 31, 2014 from $617.2 million at December 31, 2013. The ratio of earning assets to total assets was 91.2% at March 31, 2014 compared to 91.5% at December 31, 2013. The increase in total assets and earning assets was primarily the result of growth in investment securities available for sale and in loans and leases held for investment.

Interest-bearing deposits with banks declined to $5.3 million at March 31, 2014, from $12.4 million at December 31, 2013. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $165.6 million at March 31, 2014, from $150.3 million at December 31, 2013. During the quarter ended March 31, 2014, there were $17.5 million of purchases, $788,000 of sales, $3.7 million of principal repayments, a $2.5 million increase in unrealized holding gains, and $254,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. Investment securities held to maturity were $506,000 at both March 31, 2014 and December 31, 2013, respectively. During the quarter ended March 31, 2014, the Bank implemented a leverage strategy to add bonds to the investment portfolio of similar quality, structure and duration that will enhance income generation capabilities. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans held for sale increased to $5.6 million at March 31, 2014, from $3.0 million at December 31, 2013, reflecting the net effect of current mortgage lending activity. During the quarter ended March 31, 2014, there were $2.4 million of loan sales, $4.9 million of loan originations net of principal payments and $235,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general bank operations. Loans serviced for others declined to $318.7 million at March 31, 2014, from $325.4 million at December 31, 2013, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans and leases held for investment increased by $11.1 million during the current quarter, to $462.1 million at March 31, 2014 from $451.0 million at December 31, 2013. This increase reflects our third consecutive quarterly increase of growth in loans and leases held for investment. During the quarter ended March 31, 2014, there were $12.0 million of originations net of principal payments, $55,000 of net charge-offs, $250,000 of provisions for credit losses and $810,000 of transfers to other real estate owned (“OREO”).

Asset quality continues to improve, as loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on nonaccrual status, declined to $5.5 million at March 31, 2014, from $5.6 million at December 31, 2013. The ratio of loans held for investment on nonaccrual status to total loans held for investment, declined to 1.2% at March 31, 2014, from 1.3% at December 31, 2013. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (“ALLL”). Aside from the loans identified on nonaccrual status, there were no loans at March 31, 2014, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The assessment of the ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the overall ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. Management reassesses the ALLL methodology quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the quarter ended March 31, 2014.

The ALLL was $7.8 million at March 31, 2014, compared to $7.6 million at December 31, 2013, reflecting provisions for credit losses and net charge-offs. During the quarter ended March 31, 2014, there were $250,000 of provisions for credit losses and $55,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.69% at both March 31, 2014 and December 31, 2013, respectively. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” below for additional disclosure information.

Based on an impairment analysis of loans held for investment, there were $26.0 million of loans classified as impaired, net of $304,000 in write-downs at March 31, 2014, compared to $27.5 million classified as impaired, net of $305,000 in write-downs at December 31, 2013. At March 31, 2014 and December 31, 2013, the allowance for loan and lease losses included $915,000 and $663,000 specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures declined to $9.0 million at March 31, 2014, from $9.4 million at December 31, 2013. During the quarter ended March 31, 2014, there were $1.1 million of disposals, $11,000 of valuation adjustments and $810,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $11.2 million at March 31, 2014, compared to $11.1 million at December 31, 2013. The investment returns from the BOLI will be utilized to recover a portion of the cost of providing benefit plans to our employees.

Prepaid expenses and other assets declined to $8.6 million at March 31, 2014, from $9.6 million at December 31, 2013, primarily reflecting a $936,000 reduction in deferred tax assets associated with the unrealized holding gains on securities available for sale. See “Consolidated Statements of Comprehensive Income” for additional information.

Total deposits increased to $592.4 million at March 31, 2014, from $585.7 million at December 31, 2013. For the current quarter, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased by $15.5 million to $353.0 million at March 31, 2014, from $337.5 million at December 31, 2013, partially offsetting an $8.8 million decline in certificates of deposit (“CDs”). CDs declined to $239.4 million, or 40.4% of total deposits, at March 31, 2014, from $248.2 million, or 42.4% of total deposits, at December 31, 2013. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the quarter ended March 31, 2014, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were $17.0 million of FHLB advances outstanding at March 31, 2014, compared to none at December 31, 2013, reflecting their use as a supplemental funding source for the growth in earning assets during the current quarter. The Bank may use FHLB borrowings as a funding source, providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk.

Stockholders' equity increased to $77.2 million at March 31, 2014, from $74.9 million at December 31, 2013. This increase reflects the $1.1 million of net income earned for the quarter ended March 31, 2014 and a $1.5 million increase in accumulated other comprehensive income; net of a $241,000 cash dividend payment, and $16,000 used to acquire 2,000 shares of the Company’s common stock pursuant to an announced repurchase plan. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $1.6 million at March 31, 2014, from $103,000 at December 31, 2013, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 10.41% at March 31, 2014, compared to 10.47% at December 31, 2013. There were 9,651,883 common shares outstanding at March 31, 2014, compared to 9,653,883 at December 31, 2013. The tangible book value per common share increased to $7.56 at March 31, 2014, from $7.32 at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of March 31, 2014, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since March 31, 2014 that management believes have changed the Bank's well capitalized category. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Comparison of Operating Results – Three months ended March 31, 2014 and 2013. Net income for the quarter ended March 31, 2014 was $1.1 million, or $0.11 per diluted common share, compared to net income of $1.6 million, or $0.16 per diluted common share earned for the quarter ended March 31, 2013.

When compared to the prior year quarter, net income for the quarter ended March 31, 2014 was impacted by decreases in both net interest income and non-interest income and was partially offset by decreases in loan loss provision expense and non-interest expenses. The decreases in net interest income and non-interest income were primarily attributed to lower average yields on a smaller average volume of earning assets and a decline in mortgage origination activity, respectively.

Interest Income. Interest income declined to $7.1 million for the quarter ended March 31, 2014, from $7.9 million for the comparative 2013 quarterly period. The year-over-year decline in interest income is due primarily to a decline in yields on earning assets, and secondarily to a reduction in the volume and change in the composition of our earning asset base. Average earning assets declined to $623.6 million for the quarter ended March 31, 2014, from $647.1 million for the comparative 2013 quarterly period.

Interest Expense. Interest expense declined to $640,000 for the quarter ended March 31, 2014, from $764,000 for the comparative 2013 quarterly period, reflecting a reduction in interest rates paid between the comparative reporting periods, as well as a change in the mix and reduced volume of average interest-bearing liabilities. The cost of average interest-bearing liabilities improved to 0.52% for the quarter ended March 31, 2014, from 0.59% for the quarter ended March 31, 2013. The Bank was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment and the use of lower costing borrowed money as a supplemental funding source. While a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank. Average interest-bearing liabilities declined to $502.5 million for the quarter ended March 31, 2014, from $525.7 million for the quarter ended March 31, 2013. Average noninterest-bearing demand deposits were $96.2 million for the quarter ended March 31, 2014, compared to $89.6 million for the quarter ended March 31, 2013.

Net Interest Income. Net interest income declined to $6.4 million for the quarter ended March 31, 2014, from $7.1 million for the quarter ended March 31, 2013. The tax equivalent net interest margin declined to 4.24% for the quarter ended March 31, 2014, from 4.57% for the quarter ended March 31, 2013. While we have taken steps to help protect the Bank against the potential impacts of a rising rate environment, we anticipate that should interest rates remain unchanged, the repricing of higher yielding long-term assets, coupled with the growth of our earning asset base in this historically low interest rate environment may result in continued compression of our asset yields and net interest margin. As noted above, we have added defensive investments to our investment portfolio so that our balance sheet is better poised to respond to future increases in interest rates.

Yield/Cost Analysis. The following table contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the quarters ended March 31, 2014 and 2013, respectively, presented on a tax equivalent yield basis.

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

Yield/Cost Analysis	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$460,512	$5,929	5.16%	$468,417	$6,553	5.52%
Investments and deposits (1)	163,105	1,146	3.24%	178,644	1,341	3.24%
Total earning assets (1)	623,617	7,075	4.66%	647,061	7,894	5.05%
Nonearning assets	55,991			54,819
Total assets	$679,608			$701,880
Interest bearing liabilities:
Deposits	$490,749	559	.46%	$505,742	671	.54%
Borrowings	1,403	1	.24%	9,640	6	.25%
Junior subordinated debentures	10,310	80	3.10%	10,310	87	3.42%
Total interest-bearing liabilities	502,462	640	.52%	525,692	764	.59%
Noninterest bearing demand deposits	96,193	0	.00%	89,643	0	.00%
Total sources of funds	598,655	640	.43%	615,335	764	.50%
Other liabilities and stockholders’ equity:
Other liabilities	4,271			7,367
Stockholders' equity	76,682			79,178
Total liabilities and stockholders' equity	$679,608			$701,880
Net interest income		$6,435			$7,130
Interest rate spread (1) (2)			4.14%			4.46%
Net funding spread (1) (3)			4.23%			4.55%
Net interest margin (1) (4)			4.24%			4.57%
Ratio of earning assets to interest bearing liabilities			124.11%			123.09%

(1)	Shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including noninterest bearing demand deposits.
(4)	Net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $250,000 of provisions for credit losses in the quarter ended March 31, 2014, compared to $400,000 in the quarter ended March 31, 2013. The reduction in provisions for credit losses is attributable to the improvement in asset quality as discussed above. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional disclosure information.

Noninterest Income. Total noninterest income declined to $1.9 million for the quarter ended March 31, 2014, from $2.5 million for the quarter ended March 31, 2013. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; net gains from loan, investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges totaled $927,000 for the quarter ended March 31, 2014 and represented 48.3% of total non-interest income. These revenues were marginally below the $1.0 million earned in the first quarter of 2013, due primarily to a reduction in fees generated from overdraft charges. However, we anticipate additional service charge revenue from deposits going forward as we focus on growing our deposit base through new product offerings and customer acquisition.

Revenue generated from the sale and servicing of mortgage loans during the quarter ended March 31, 2014 totaled $461,000 and represented 24.0% of our total non-interest income, compared to $1.1 million of mortgage loan related fee income during the quarter ended March 31, 2013. The Company, as has the mortgage industry overall, has experienced a slowdown in mortgage activity due to the current economic conditions and increases in mortgage rates from their recent historic low levels. As a result, net gains recognized from the sale of mortgage loans was $235,000 for the quarter ended March 31, 2014, down from $661,000 for the comparative 2013 first quarter. The Bank generated $226,000 of revenue from the servicing of mortgage loans during the quarter ended March 31, 2014, down from $396,000 produced for the comparative 2013 first quarter. The decline in servicing revenue for the comparative first quarter periods is due to the value of servicing rights on loans sold in the respective quarters.

In May of 2013, the Bank made an additional $10.0 million investment in Bank-owned life insurance (BOLI). Included in the $389,000 of other non-interest income for the quarter ended March 31, 2014 is $132,000 of revenue from BOLI investments. This is an increase from the $35,000 of BOLI earnings for the comparative 2013 first quarter. As noted above, returns from BOLI will be used to recover a portion of the cost of employee benefit plans.

Net gains from sales of OREO were $39,000 for the quarter ended March 31, 2014, compared to $48,000 for the 2013 first quarter, as the Bank continues in its efforts of disposing of nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains from securities and OREO sales, declined to $1.9 million for the quarter ended March 31, 2014, from $2.4 million for the comparative 2013 first quarter, primarily due to the decline in mortgage loan originations and sales.

Noninterest Expense. Total noninterest expense declined to $6.6 million for the quarter ended March 31, 2014, from $6.8 million for the comparative 2013 quarterly period.

Compensation and fringe benefits, the largest component of non-interest expenses, were relatively consistent at $3.8 million for both the quarter ended March 31, 2014 and the comparative 2013 first quarter. First quarter expenses typically reflect higher payroll taxes than other quarters throughout a given year. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

FDIC insurance premiums declined to $145,000 for the quarter ended March 31, 2014, from $236,000 for the comparative 2013 first quarter, reflecting a reduction in the deposit insurance assessment calculation base.

Data processing costs declined marginally to $586,000 for the quarter ended March 31, 2014, from $606,000 for the 2013 first quarter. Data processing costs fluctuate due to changes in account and transaction volumes.

Expenses for ongoing maintenance, property taxes and insurance, and valuation adjustments of OREO properties declined to $121,000 for the quarter ended March 31, 2014, from $172,000 for the comparative 2013 first quarter. Valuation adjustments were $11,000 for the quarter ended March 31, 2014, compared to none for the 2013 first quarter.

Premises and equipment, advertising, amortization of intangibles and other expense in aggregate were also relatively consistent during the respective reporting periods.

Income Taxes. Income tax expense declined to $418,000 for the quarter ended March 31, 2014, from $883,000 for the comparative 2013 first quarter. The effective income tax rate declined to 27.49% for the quarter ended March 31, 2014, from 36.04% for the comparative 2013 first quarter. The Bank’s investment in tax-exempt municipal bonds has resulted in a lowering of the Company’s tax burden. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are the return on average assets (ROA), the return on average equity (ROE) and the efficiency ratio. ROA was 0.66% for the quarter ended March 31, 2014, compared to 0.91% for the 2013 first quarter. ROE was 5.89% for the quarter March 31, 2014, compared to 8.02% for the 2013 first quarter. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 77.68% for the quarter ended March 31, 2014, compared to 70.34% for the 2013 first quarter. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses and has elevated over the course of the last twelve months due to the slowdown in mortgage originations.

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

At March 31, 2014, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $194.4 million, compared to $178.0 million at December 31, 2013. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 31.02% at March 31, 2014, compared to 28.74% December 31, 2013, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and from lines of credit, and the availability of loans and investment securities held for sale. At March 31, 2014, the Bank had $97.5 million of remaining credit availability with the FHLB, of which there was lendable collateral value totaling $71.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at March 31, 2014, the Bank had $60.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at March 31, 2014 and December 31, 2013. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum Tier 1 capital to risk-weighted assets ratio from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, begins in January 2015, while the phase-in period for larger banks started in January 2014. Management is evaluating the impact of the implementation of these new regulatory capital standards on the Company and the Bank.

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

Item 4.  Controls and Procedures. As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

January 2014 Beginning date: January 1 Ending date: January 31	-	-	-	390,172

February 2014 Beginning date: February 1 Ending date: February 28	2,000	$8.12	2,000	388,172

March 2014 Beginning date: March 1 Ending date: March 31	-	-	-	388,172

Shares may be purchased under a repurchase program announced on October 29, 2013. Under this program, the Company announced that it may purchase up to 487,560 shares of its Common Stock. The average price per share includes commissions of $0.05 per share.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013 (unaudited); (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of March 31, 2014 and December 31, 2013, and for the Three Months Ended March 31, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2014

