Form 10-Q
period 2014-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2014-08-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Yes ☐  No ☒

Number of shares of common stock outstanding as of August 13, 2014: 9,598,007.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
	(unaudited)	(*)
Assets

Cash and due from banks	$12,375,471	$11,816,071
Interest-bearing deposits with banks	5,282,836	12,419,244
Investment securities available for sale, at fair value	171,961,212	150,300,079
Investment securities held to maturity	506,740	506,176
Loans held for sale:
Mortgage loans	4,714,812	2,992,017
Total loans held for sale	4,714,812	2,992,017

Loans and leases held for investment	470,001,128	450,960,277
Allowance for loan and lease losses	(7,925,751)	(7,609,467)
Net loans and leases held for investment	462,075,377	443,350,810

Premises and equipment, net	11,671,087	11,759,521
Other real estate owned	8,729,188	9,353,835
Federal Home Loan Bank stock, at cost	1,754,000	848,800
Accrued interest receivable	2,418,075	2,334,944
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,179,897	1,219,623
Identifiable intangible assets	-	7,860
Income tax receivable	2,628,640	2,901,062
Bank-owned life insurance	14,858,921	11,094,182
Prepaid expenses and other assets	7,172,629	9,599,143

Total assets	$711,547,461	$674,721,943

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$97,733,716	$96,445,049
Interest bearing demand	179,453,432	171,548,658
Savings	85,703,122	69,542,654
Large denomination certificates of deposit	104,313,575	123,492,907
Other time	125,256,744	124,674,588
Total deposits	592,460,589	585,703,856

Borrowed money	25,500,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	4,127,134	3,849,944
Total liabilities	632,397,723	599,863,800

Common stock, $.01 par value, 25,000,000 shares authorized; 9,598,007 and 9,653,883 shares outstanding, respectively	95,980	96,539
Additional paid-in capital	35,838,115	35,809,397
Retained earnings	40,297,998	38,849,326
Accumulated other comprehensive income	2,917,645	102,881
Total stockholders' equity	79,149,738	74,858,143

Total liabilities and stockholders' equity	$711,547,461	$674,721,943

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income:
Interest and fees on loans	$5,969,398	$6,107,467	$11,898,632	$12,660,156
Interest on investments and deposits	1,248,271	1,327,449	2,394,082	2,669,046
Total interest income	7,217,669	7,434,916	14,292,714	15,329,202

Interest expense:
Interest on deposits	526,343	625,772	1,086,052	1,296,497
Interest on borrowings	44,428	882	45,112	7,058
Interest on junior subordinated notes	81,359	89,125	161,280	176,340
Total interest expense	652,130	715,779	1,292,444	1,479,895

Net interest income	6,565,539	6,719,137	13,000,270	13,849,307
Provision for credit losses	450,000	-	700,000	400,000
Net interest income after provision for credit losses	6,115,539	6,719,137	12,300,270	13,449,307

Non-interest income:
Deposit fees and service charges	1,139,262	1,076,753	2,066,209	2,095,447
Loan fees and charges	41,425	39,109	78,557	79,618
Mortgage loan servicing fees	250,107	238,038	476,428	633,738
Gain on sale and other fees on mortgage loans	362,016	749,605	648,069	1,519,217
Gain on sale of other real estate, net	33,999	286,593	73,419	334,834
Gain on sale of investment securities	-	280,511	13,509	280,511
Other income	343,775	249,150	732,327	452,175
Total non-interest income	2,170,584	2,919,759	4,088,518	5,395,540

Non-interest expense:
Compensation and fringe benefits	3,823,779	3,857,822	7,627,777	7,691,296
Federal deposit insurance premiums	139,022	236,350	283,620	472,300
Premises and equipment	831,016	749,000	1,657,161	1,485,397
Advertising	105,579	39,116	169,012	82,062
Data processing	568,215	589,620	1,153,808	1,196,037
Amortization of intangible assets	(14,592)	120,254	108,212	238,319
Other real estate owned expense	107,183	544,889	228,488	717,184
Other	898,027	772,850	1,812,950	1,784,178
Total non-interest expense	6,458,229	6,909,901	13,041,028	13,666,773

Income before income tax expense	1,827,894	2,728,995	3,347,760	5,178,074
Income tax expense	542,062	964,339	959,925	1,847,008

NET INCOME	$1,285,832	$1,764,656	$2,387,835	$3,331,066

Per share data:
Basic earnings per share	$0.13	$0.18	$0.25	$0.34
Diluted earnings per share	$0.13	$0.18	$0.25	$0.34
Dividends per share	$0.025	$0.00	$0.050	$0.00
Average basic shares outstanding	9,629,040	9,751,271	9,640,736	9,751,271
Average diluted shares outstanding	9,648,158	9,757,338	9,659,572	9,755,758

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,285,832	$1,764,656	$2,387,835	$3,331,066

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,355,893	(5,018,543)	4,818,550	(6,245,509)
Tax effect	(895,239)	1,872,632	(1,831,049)	2,338,879
Unrealized holding gains (losses) on securities available for sale, net of tax	1,460,654	(3,145,911)	2,987,501	(3,906,630)

Unrealized loss on interest rate hedge position	(155,526)	-	(265,099)	-
Tax effect	59,100	-	100,738	-
Unrealized loss on interest rate hedge position, net of tax	(96,426)	-	(164,361)	-

Reclassification adjustment for realized gains included in net income	-	(280,511)	(13,509)	(280,511)
Tax effect	-	108,148	5,133	108,148
Reclassification adjustment for realized gains, net of tax	-	(172,363)	(8,376)	(172,363)

Other comprehensive income (loss), net of tax	1,364,228	(3,318,274)	2,814,764	(4,078,993)

Comprehensive income (loss)	$2,650,060	$(1,553,618)	$5,202,599	$(747,927)

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2014 and 2013

(unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Six Months Ended June 30, 2014	stock	capital	earnings	income, net	Total

Balance at December 31, 2013	$96,539	$35,809,397	$38,849,326	$102,881	$74,858,143

Net income			2,387,835		2,387,835

Other comprehensive income, net				2,814,764	2,814,764

Retirement of common shares	(559)		(456,515)		(457,074)

Stock based compensation expense		28,718			28,718

Dividends			(482,648)		(482,648)

Balance at June 30, 2014	$95,980	$35,838,115	$40,297,998	$2,917,645	$79,149,738

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
Six Months Ended June 30, 2013	stock	capital	earnings	stock	income, net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			3,331,066			3,331,066

Other comprehensive loss, net					(4,078,993)	(4,078,993)

Stock based compensation benefit		(17,094)				(17,094)

Balance at June 30, 2013	$97,513	$35,794,710	$68,864,026	$(31,967,269)	$1,099,052	$73,888,032

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$2,387,835	$3,331,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	700,000	400,000
Depreciation	581,496	547,029
Amortization of intangibles	108,212	238,319
Accretion of discounts and premiums on securities, net	487,782	323,725
(Gain) loss on disposal of premises and equipment	1,821	(4,800)
Gain on sale of other real estate owned	(73,419)	(334,834)
Gain on sale of loans held for sale	(282,124)	(671,610)
Gain on sale of investment securities available for sale	(13,509)	(280,511)
Stock based compensation expense (benefit)	28,718	(17,094)
Originations of loans held for sale, net	(11,089,816)	(5,874,776)
Proceeds from sale of loans held for sale	9,649,145	37,758,220
Other operating activities	830,891	(5,741,988)
Net cash provided by operating activities	3,317,032	29,672,746
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	787,500	10,998,497
Proceeds from principal repayments of mortgage-backed securities available for sale	7,341,801	13,245,147
Originations of loans held for investment, net of principal repayments	(20,630,218)	7,691,823
Proceeds from disposal of other real estate owned	1,914,917	4,235,298
Proceeds from disposal of premises and equipment	-	4,800
Purchases of investment securities available for sale	(25,460,229)	(28,310,999)
Purchases of bank-owned life insurance	(3,764,739)	-
Sale (purchase) of FHLB stock	(905,200)	1,010,400
Purchase of premises and equipment	(494,883)	(192,786)
Net cash provided by (used in) investing activities	(41,211,051)	8,682,180
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	6,756,733	(11,072,812)
Net increase (decrease) in FHLB borrowings	25,500,000	(16,500,000)
Cash paid for dividends	(482,648)	-
Retirement of common shares	(457,074)	-
Net cash provided by (used in) financing activities	31,317,011	(27,572,812)

Increase (decrease) in cash and cash equivalents	(6,577,008)	10,782,114
Cash and cash equivalents, beginning of period	24,235,315	12,366,389
Cash and cash equivalents, end of period	$17,658,307	$23,148,503

Supplemental disclosures:
Other real estate acquired in settlement of loans	$1,205,651	$452,881
Cash paid for interest	$1,252,498	$1,439,696

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014. Certain amounts in the unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 have been reclassified to conform with the presentation as of and for the respective periods ended June 30, 2014. The reclassifications had no effect on previously reported net income or stockholders’ equity.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three and six months ended June 30, 2014 and 2013, there were 19,118 and 18,836 stock options and 6,067 and 4,487 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

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

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$19,070	$306	$22	$19,354
Mortgage-backed securities	92,911	4,211	178	96,944
Municipal securities	45,973	1,066	194	46,845
Corporate bonds	9,000	7	189	8,818
Total	$166,954	$5,590	$583	$171,961

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$4,174	$-	$73	$4,101
Mortgage-backed securities	93,143	2,464	154	95,453
Municipal securities	45,781	60	1,949	43,892
Corporate bonds	7,000	-	146	6,854
Total	$150,098	$2,524	$2,322	$150,300

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$507	$6	$-	$513
Total	$507	$6	$-	$513

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$506	$5	$-	$511
Total	$506	$5	$-	$511

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at June 30, 2014 and December 31, 2013. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$1,010	$22	$-	$-	$1,010	$22
Mortgage-backed securities	2,168	121	7,277	57	9,445	178
Municipal securities	629	2	14,145	192	14,774	194
Corporate bonds	1,923	77	3,888	112	5,811	189
Total	$5,730	$222	$25,310	$361	$31,040	$583

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$4,101	$73	$-	$-	$4,101	$73
Mortgage-backed securities	20,387	148	1,136	6	21,523	154
Municipal securities	34,687	1,949	-	-	34,687	1,949
Corporate bonds	6,854	146	-	-	6,854	146
Total	$66,029	$2,316	$1,136	$6	$67,165	$2,322

The following table summarizes the amortized cost and fair values of the investment securities portfolio at June 30, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
Securities available for sale:	(In thousands)
Government agencies
Amortized cost	$-	$-	$19,070	$-
Fair value	-	-	19,354	-
Mortgage-backed securities
Amortized cost	102	26,728	40,788	25,293
Fair value	108	27,804	42,181	26,851
Municipal securities
Amortized cost	-	17,030	25,458	3,485
Fair value	-	17,325	26,001	3,519
Corporate bonds
Amortized cost	-	-	9,000	-
Fair value	-	-	8,818	-
Total Amortized cost	$102	$43,758	$94,316	$28,778
Total Fair value	$108	$45,129	$96,354	$30,370

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
Securities held to maturity:	(In thousands)
Government agencies
Amortized cost	$-	$507	$-	$-
Fair value	-	513	-	-
Total Amortized cost	$-	$507	$-	$-
Total Fair value	$-	$513	$-	$-

Mortgage-backed securities with an amortized cost of $4.0 million and $4.7 million, respectively, were pledged as collateral for public deposits at June 30, 2014 and December 31, 2013, respectively. In addition, a government agency bond with an amortized cost of $507,000 and $506,000 was pledged as collateral on a forward starting interest rate swap transaction at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, the investment securities portfolio included 48 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	June 30, 2014
	Amortized Cost	Fair Value
Obligations of state and political subdivisions:	(dollars in thousands)
General obligation bonds:
Texas	$11,350	$11,736
Pennsylvania	5,766	5,740
New York	4,044	4,070
South Carolina	2,328	2,370
North Carolina	1,703	1,765
Other (7 states)	6,725	6,894
Total general obligation bonds	31,916	32,575
Revenue bonds:
North Carolina	5,025	5,114
New York	2,831	2,821
Texas	2,800	2,799
Pennsylvania	1,722	1,818
Florida	1,679	1,718
Total revenue bonds	14,057	14,270
Total obligations of state and political subdivisions	$45,973	$46,845

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.3 million at June 30, 2014. Of this total, $2.4 million in amortized cost and $2.3 million in fair value are guaranteed by an insurance policy issued by Assured Guaranty Municipal Corp.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	June 30, 2014
	Amortized Cost	Fair Value
Revenue bonds by revenue source:	(dollars in thousands)
Refunding bonds	$4,519	$4,599
Public improvements	3,893	3,909
University and college	2,800	2,799
Pension funding	1,722	1,818
Other	1,123	1,145
Total revenue bonds	$14,057	$14,270

The largest single exposure in revenue bonds is an issue from the Philadelphia Authority for Industrial Development in Pennsylvania. The debt is to be repaid by the City of Philadelphia from revenues of pledged assets held and their taxes received. As of June 30, 2014, this issue had an amortized cost of $1.7 million and fair value of $1.8 million.

Prior to purchasing any security, the Bank ensures that the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), certain investments are deemed investment grade. These include: US Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade. To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (NRSRO). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following items pertaining to the obligor is acquired and reviewed as part of the Bank’s internal credit analysis:

•	Data from debt offerings Prospectus / Offering Circular
•	Data from regulatory filings (i.e. 10-Q, 10-K, 8-K)
•	Data available from the obligor’s website (i.e. Annual Reports, Press Releases)
•	Data obtained from a third party (i.e. Bond Broker, Analyst)
•	NRSRO report on the initial offering and/or subsequent reviews of the issuer
•	Other pertinent available financial information

There have been no instances where the NRSRO’s credit rating has significantly differed from that of internal analysis performed.

Note 5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at June 30, 2014 and December 31, 2013, the Bank marked these mortgage loans to market. Mortgage loans held for sale at June 30, 2014 and December 31, 2013, had estimated fair market values of $4.7 million and $3.0 million, respectively.

The Bank originates certain mortgage loans for sale that are approved by secondary investors. Their terms are set by the secondary investor, and they are transferred within 120 days after the Bank initially funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with its secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at June 30, 2014 and December 31, 2013:

Forward Contracts	June 30, 2014		December 31, 2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$82	$4,435	$6	$1,873

Note 6. Loans Held for Investment. The following table summarizes loans held for investment at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$68,097	14.5%	$67,426	14.9%
Residential construction	957	0.2	1,201	0.3
Residential lots and raw land	885	0.2	904	0.2
Total mortgage loans	69,939	14.9	69,531	15.4

Commercial loans and leases:
Commercial real estate	243,542	51.7	227,280	50.3
Commercial construction	30,610	6.5	24,597	5.4
Commercial lots and raw land	23,471	5.0	27,681	6.1
Commercial and Industrial	25,634	5.4	26,108	5.8
Lease receivables	11,650	2.5	8,179	1.8
Total commercial loans and leases	334,907	71.1	313,845	69.4

Consumer loans:
Consumer real estate	18,855	4.0	21,221	4.7
Consumer construction	1,694	0.4	1,549	0.3
Consumer lots and raw land	12,509	2.6	14,726	3.3
Home equity lines of credit	28,361	6.0	27,546	6.1
Consumer other	4,635	1.0	3,547	0.8
Total consumer loans	66,054	14.0	68,589	15.2

Gross loans held for investment	470,900	100.0%	451,965	100.0%

Less deferred loan origination fees, net	899		1,005
Less allowance for loan and lease losses	7,926		7,609

Net loans held for investment	$462,075		$443,351

The Bank has pledged certain loans secured by one-to-four family residential properties, multifamily residential properties, and commercial properties as collateral for outstanding advances and potential borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $146.7 million and $98.3 million at June 30, 2014 and December 31, 2013, respectively.

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Non-accrual loans held for investment:	(Dollars in thousands)
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$312	$250
Residential lots and raw land	3	-
Commercial real estate	472	301
Commercial lots and raw land	43	1,020
Commercial and Industrial	-	76
Lease receivables	94	-
Consumer real estate	255	232
Consumer lots and raw land	1,918	40
Home equity lines of credit	56	93
Consumer other	12	2
Total Non-TDR loans accounted for on a non-accrual status	$3,165	$2,014

TDR loans accounted for on a non-accrual status:	June 30, 2014	December 31, 2013
Past Due TDRs:	(Dollars in thousands)
Commercial real estate	$2,528	$1,649
Commercial construction	-	-
Commercial lots and raw land	724	121
Commercial and Industrial	-	-
Consumer real estate	51	51
Consumer lots and raw land	-	-
Total Past Due TDRs on a non-accrual status	3,303	1,821

Performing TDRs:
Residential real estate	846	859
Commercial real estate	480	145
Commercial construction	-	-
Commercial lots and raw land	-	735
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on non-accrual status	1,326	1,739
Total TDR loans accounted for on a non-accrual status	$4,629	$3,650
Total non-accrual loans	$7,794	$5,574
Percentage of total loans held for investment, net	1.7%	1.3%
Loans over 90 days past due and still accruing	896	420
Other real estate owned	$8,729	$9,354
Total non-performing assets	$17,419	$15,348

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $160,122 and $149,104 at June 30, 2014 and December 31, 2013, respectively.

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of June 30, 2014 and December 31, 2013:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
June 30, 2014	(In thousands)
Residential real estate	$-	$715	$663	$1,378	$66,719	$68,097	$351
Residential construction	-	-	-	-	957	957	-
Residential lots and raw land	-	9	-	9	876	885	-
Commercial real estate	2,158	409	2,151	4,718	238,824	243,542	429
Commercial construction	-	157	-	157	30,453	30,610	-
Commercial lots and raw land	815	38	43	896	22,575	23,471	-
Commercial and Industrial	31	-	-	31	25,603	25,634	-
Lease receivables	-	4	94	98	11,552	11,650	-
Consumer real estate	450	18	195	663	18,192	18,855	4
Consumer construction	-	-	-	-	1,694	1,694	-
Consumer lots and raw land	1,755	-	294	2,049	10,460	12,509	112
Home equity lines of credit	24	9	39	72	28,289	28,361	-
Consumer other	8	3	9	20	4,615	4,635	-
Total	$5,241	$1,362	$3,488	$10,091	$460,809	$470,900	$896

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2013	(In thousands)
Residential real estate	$1,751	$1,641	$404	$3,796	$63,630	$67,426	$404
Residential construction	-	-	-	-	1,201	1,201	-
Residential lots and raw land	-	-	16	16	888	904	16
Commercial real estate	3,463	1,445	732	5,640	221,640	227,280	-
Commercial construction	-	-	-	-	24,597	24,597	-
Commercial lots and raw land	772	-	733	1,505	26,176	27,681	-
Commercial and Industrial	108	-	76	184	25,924	26,108	-
Lease receivables	5	-	-	5	8,174	8,179	-
Consumer real estate	251	130	199	580	20,641	21,221	-
Consumer construction	-	-	-	-	1,549	1,549	-
Consumer lots and raw land	265	16	40	321	14,405	14,726	-
Home equity lines of credit	116	-	65	181	27,365	27,546	-
Consumer other	1	1	-	2	3,545	3,547	-
Total	$6,732	$3,233	$2,265	$12,230	$439,735	$451,965	$420

The following table presents information on loans that were considered impaired as of June 30, 2014 and December 31, 2013. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At June 30, 2014, impaired loans included $6.0 million of TDRs, compared to $8.7 million at December 31, 2013.

Impaired Loans-June 30, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Residential real estate	$1,131	$1,428	$-	$1,238	$26
Commercial real estate	13,238	13,240	-	13,639	371
Commercial construction	2,874	2,874	-	2,898	79
Commercial lots and raw land	3,448	3,455	-	3,957	93
Commercial and Industrial	48	48	-	49	1
Consumer real estate	194	194	-	244	3
Consumer lots and raw land	1,982	2,214	-	731	24
Home equity lines of credit	30	30	-	48	1
Consumer other	95	95	-	95	2
Subtotal:	23,040	23,578	-	22,899	600

With an allowance recorded:
Commercial real estate	3,518	3,554	814	3,412	57
Consumer real estate	214	214	38	144	6
Consumer lots and raw land	568	568	98	570	14
Home equity lines of credit	25	25	5	8	-
Subtotal:	4,325	4,361	955	4,134	77

Totals:
Mortgage	1,131	1,428	-	1,238	26
Commercial	23,126	23,171	814	23,955	601
Consumer	3,108	3,340	141	1,840	50
Grand Total:	$27,365	$27,939	$955	$27,033	$677

Impaired Loans-December 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Residential real estate	$1,146	$1,444	$-	$1,105	$48
Commercial real estate	14,039	14,039		18,560	791
Commercial construction	2,973	2,973	-	1,272	48
Commercial lots and raw land	4,805	4,812	-	5,388	249
Commercial and Industrial	49	49	-	87	2
Consumer real estate	300	300	-	403	17
Consumer lots and raw land	108	108	-	277	6
Home equity lines of credit	57	57	-	40	3
Consumer other	95	95	-	101	4
Subtotal:	23,572	23,877	-	27,233	1,168

With an allowance recorded:
Commercial real estate	3,150	3,150	510	2,954	153
Commercial and Industrial	73	73	23	73	-
Consumer real estate	167	167	25	139	2
Consumer lots and raw land	573	573	105	676	29
Subtotal:	3,963	3,963	663	3,842	184

Totals:
Residential	1,146	1,444	-	1,105	48
Commercial	25,089	25,096	533	28,334	1,243
Consumer	1,300	1,300	130	1,636	61
Grand Total:	$27,535	$27,840	$663	$31,075	$1,352

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9 as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Mortgage loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 4 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with acceptable loan to value, additional repayment sources, and reliable earnings.

•	Risk Grade 5 (Pass -Watch) – Watch loans have shown credit quality changes from the original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. These are loans that management feels need to be watched more closely than those rated as Pass and if left uncorrected may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2014 and December 31, 2013:

June 30, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,175	148	83	626
3-Average	45,226	6,410	1,409	3,647
4-Acceptable	150,436	16,358	11,737	15,097
5-Watch	27,140	3,780	4,255	2,557
6-Special Mention	8,317	1,038	3,736	3,604
7-Substandard	9,248	2,876	2,251	103
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$243,542	$30,610	$23,471	$25,634

June 30, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$17,808	$1,694	$10,226	$28,124	$4,508
6-Special Mention	514	-	302	96	9
7-Substandard	533	-	1,981	141	118
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,855	$1,694	$12,509	$28,361	$4,635

June 30, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$66,221	$957	$882	$11,556
6-Special Mention	717	-	-	-
7-Substandard	1,159	-	3	94
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,097	$957	$885	$11,650

December 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,148	161	125	579
3-Average	37,492	4,664	1,157	4,831
4-Acceptable	141,942	12,147	12,969	13,011
5-Watch	26,340	3,797	5,388	2,313
6-Special Mention	10,101	3,725	5,019	5,181
7-Substandard	8,257	103	3,023	193
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$227,280	$24,597	$27,681	$26,108

December 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$20,058	$1,549	$12,380	$27,110	$3,414
6-Special Mention	655	-	2,238	300	18
7-Substandard	508	-	108	136	115
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,221	$1,549	$14,726	$27,546	$3,547

December 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$64,972	$1,201	$899	$8,161
6-Special Mention	1,345	-	5	18
7-Substandard	1,109	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,426	$1,201	$904	$8,179

Note 7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the six months ended June 30, 2014 and 2013:

	June 30, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$-	$-	$(27)	$876	$66,966
Residential construction	17	-	-	(6)	11	957
Residential lots and raw land	13	-	-	(1)	12	885
Commercial real estate	3,647	(1)	19	63	3,728	226,786
Commercial construction	343	-	1	81	425	27,736
Commercial lots and raw land	415	-	-	(65)	350	20,023
Commercial and Industrial	430	(3)	9	(48)	388	25,586
Lease receivables	113	(1)	-	115	227	11,650
Consumer real estate	316	-	17	(56)	277	18,447
Consumer construction	23	-	-	1	24	1,694
Consumer lots and raw land	203	(232)	-	188	159	9,959
Home equity lines of credit	463	(12)	7	(18)	440	28,306
Consumer other	60	(5)	10	(11)	54	4,540
Total	6,946	(254)	63	216	6,971	443,535
Individually evaluated:
Residential real estate	-	-	-	-	-	1,131
Commercial real estate	510	(23)	5	322	814	16,756
Commercial construction	-	-	1	(1)	-	2,874
Commercial lots and raw land	-	(104)	-	104	-	3,448
Commercial and Industrial	23	(49)	-	26	-	48
Consumer real estate	25	(24)	-	37	38	408
Consumer lots and raw land	105	-	-	(7)	98	2,550
Home equity lines of credit	-	(1)	3	3	5	55
Consumer other	-	-	-	-	-	95
Total	663	(201)	9	484	955	27,364
Grand Total	$7,609	$(455)	$72	$700	$7,926	$470,900

	June 30, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$-	$-	$(32)	$1,146	$70,886
Residential construction	45	-	-	(5)	40	2,559
Residential lots and raw land	14	-	-	1	15	920
Commercial real estate	3,342	-	11	(31)	3,322	190,534
Commercial construction	350	(12)	-	(62)	276	16,392
Commercial lots and raw land	504	-	-	57	561	24,936
Commercial and Industrial	353	(14)	2	48	389	20,846
Lease receivables	136	-	-	20	156	6,722
Consumer real estate	342	(28)	10	20	344	19,559
Consumer construction	11	-	-	(4)	7	453
Consumer lots and raw land	547	-	-	(187)	360	15,084
Home equity lines of credit	490	(11)	-	(1)	478	25,511
Consumer other	88	(7)	13	(9)	85	4,155
Total	7,400	(72)	36	(185)	7,179	398,557
Individually evaluated:
Residential real estate	-	-	-	299	299	2,944
Commercial real estate	35	(127)	494	133	535	24,465
Commercial construction	-	-	-	-	-	669
Commercial lots and raw land	303	-	11	(59)	255	6,427
Commercial and Industrial	-	-	-	-	-	126
Consumer real estate	12	(1)	2	3	16	584
Consumer lots and raw land	110	-	-	200	310	1,155
Home equity lines of credit	-	(1)	2	9	10	45
Consumer other	-	-	-	-	-	95
Total	460	(129)	509	585	1,425	36,510
Grand Total	$7,860	$(201)	$545	$400	$8,604	$435,067

Note 8. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2014 and December 31, 2013, segregated by class of financing receivables:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$287
Commercial real estate	1,161	1,887
Commercial construction	-	2,762
Commercial lots and raw land	-	-
Commercial and Industrial	11	13
Consumer real estate	167	171
Consumer lots and raw land	64	69
Home equity lines of credit	-	-
Consumer other	13	18
Total performing TDR loans accounted for on an accrual basis	$1,416	$5,207
Percentage of total loans, net	0.3%	1.1%

The following table presents a roll forward of performing and non-performing TDR loans for the six months ended June 30, 2014:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
June 30, 2014	(In thousands)
Residential mortgage	$287	$-	$-	$(287)	$-
Commercial	4,662	-	-	(3,491)	1,171
Consumer	258	-	-	(13)	245
Total	$5,207	$-	$-	$(3,791)	$1,416

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
June 30, 2014	(In thousands)
Residential mortgage	$859	$-	$-	$(13)	$846
Commercial	2,650	1,459	(15)	(362)	3,732
Consumer	51	-	-	-	51
Total	$3,560	$1,459	$(15)	$(375)	$4,629

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. There were no multiple note restructures outstanding as of June 30, 2014 or 2013.

Note 9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the six months ended June 30, 2014 and 2013:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
June 30, 2014
OREO	$9,354	$1,206	$(1,820)	$(11)	$8,729

June 30, 2013
OREO	$12,893	$453	$(3,901)	$(376)	$9,069

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

The following table presents assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/14	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$19,354	$19,354	$-	$-
Mortgage-backed securities	96,944	-	96,944	-
Municipal securities	46,845	-	46,845	-
Corporate bonds	8,818	-	8,818	-
Mortgage loans held for sale	4,715	-	4,715	-
Bank-owned life insurance	14,859	-	14,859	-
Forward starting interest rate swap	(301)	-	(301)	-
Total June 30, 2014	$191,234	$19,354	$171,880	$-

Description	12/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$4,101	$4,101	$-	$-
Mortgage-backed securities	95,453	-	95,453	-
Municipal securities	43,892	-	43,892	-
Corporate bonds	6,854	-	6,854	-
Mortgage loans held for sale	2,992	-	2,992	-
Bank-owned life insurance	11,094	-	11,094	-
Forward starting interest rate swap	(36)	-	(36)	-
Total December 31, 2013	$164,350	$4,101	$160,249	$-

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/14	Level 1	Level 2	Level 3
Impaired loans, net	$26,410	$-	$-	$26,410
Other real estate owned	8,729	-	-	8,729
Total June 30, 2014	$35,139	$-	$-	$35,139

Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans, net	$26,872	$-	$-	$26,872
Other real estate owned	9,354	-	-	9,354
Total December 31, 2013	$36,226	$-	$-	$36,226

Impaired loans at June 30, 2014 and December 31, 2013 includes $20.5 million and $22.7 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no impairment loss recognition.

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

OREO is recorded at lower of cost or fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $11,200 were made to OREO during both the three and six months ended June 30, 2014, compared to $375,701 made during both the three and six months ended June 30, 2013.

Net gains realized on sales of OREO and included in earnings for the three and six months ended June 30, 2014 and 2013, respectively, are reported in other revenues as follows:

	Three Months Ended 6/30/14	Three Months Ended 6/30/13	Six months Ended 6/30/14	Six months Ended 6/30/13
Net gains on sales of OREO	$33,999	$286,593	$73,419	$334,834

No liabilities were measured at fair value on a recurring or non-recurring basis at June 30, 2014 or December 31, 2013.

Note 11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at June 30, 2014 and December 31, 2013:

	Level in	June 30, 2014		December 31, 2013
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$12,375	$12,375	11,816	$11,816
Interest-bearing deposits in other banks	Level 1	5,283	5,283	12,419	12,419
Securities available for sale	Level 2	171,961	171,961	150,300	150,300
Securities held to maturity	Level 2	513	507	511	506
Loans held for sale	Level 2	4,715	4,715	2,992	2,992
Loans and leases HFI, net, less impaired loans	Level 2	441,357	435,665	419,472	416,479
Impaired loans HFI, net	Level 3	26,410	26,410	26,872	26,872
Stock in FHLB of Atlanta	Level 2	1,754	1,754	849	849
Accrued interest receivable	Level 2	2,418	2,418	2,335	2,335
Mortgage servicing rights	Level 3	2,496	1,180	3,409	1,220
Bank-owned life insurance	Level 2	14,859	14,859	11,094	11,094
Forward starting interest rate swap	Level 2	(301)	(301)	(36)	(36)

Financial liabilities:
Deposits	Level 2	$592,596	$592,461	$587,158	585,704
Borrowed money:
Advances from FHLB	Level 2	25,500	25,500	-	-
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Loans and Leases Held for Investment, Net, less Impaired Loans: Fair values are estimated for portfolios of loans and leases held for investment with similar financial characteristics. Loans and leases are segregated by collateral type and by fixed and variable interest rate terms. The fair value of each category is determined by discounting scheduled future cash flows using current interest rates offered on loans or leases with similar characteristics. Fair value hierarchy Input level 2.

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

Mortgage Servicing Rights (“MSRs”): The fair value of MSRs is estimated for those loans sold with servicing retained. The loans are stratified into pools by product type and within product type by interest rate and maturity. The fair value of the MSR is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing costs and other factors. Fair value hierarchy Input level 3.

Bank-Owned Life Insurance: The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the issuer. Fair value hierarchy Input level 2.

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

Note 12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of June 30, 2014 and December 31, 2013:

	6/30/14	12/31/13
	(In thousands)
Demand accounts:
Non-interest bearing checking	$97,734	$96,445
Interest bearing checking	133,512	128,161
Money market	45,942	43,388
Savings accounts	85,703	69,543
Certificate accounts	229,570	248,167
Total deposits	$592,461	$585,704

At June 30, 2014, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$26,810	$21,618	$48,428
Over three months through one year	45,353	34,386	79,739
Over one year through three years	38,941	34,872	73,813
Over three years to five years	14,152	13,438	27,590
Total time deposits	$125,256	$104,314	$229,570

The aggregate amount of time deposits with balances of $100,000 or more was $104,313,575 and $123,492,907 at June 30, 2014 and December 31, 2013, respectively.

Note 13. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2014. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2014, the 1997 Plan had 42,750 granted unexercised stock option shares. At June 30, 2014, the 2008 Plan includes 132,500 granted unexercised stock option shares, 13,900 granted nonvested restricted stock award shares and 809,850 shares available to be granted.

Stock Option Grants. Options granted under the 2008 Plan are granted at the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. The Company settles stock option exercises with authorized unissued shares. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. During the quarter ended June 30, 2014, 1,000 options were granted, compared to none granted during the quarter ended June 30, 2013. The average fair value per share of options granted in the quarter ended June 30, 2014 was $4.09.

A summary of option activity under the Plans as of June 30, 2014 and 2013, and changes during the three and six month periods ended June 30, 2014 and 2013, respectively, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended June 30, 2014:
Outstanding at December 31, 2013	160,375	$11.84
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Expired	(1,875)	19.88
Exercised	-	-
Outstanding at March 31, 2014	174,250	11.46	$257,090
Granted	1,000	8.06
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	175,250	11.44	$197,365
Vested and Exercisable at June 30, 2014	111,450	$14.47	$74,109

Quarter Ended June 30, 2013:
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2013	154,004	12.86	$87,520
Granted	22,500	6.52
Forfeited	(8,000)	12.77
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2013	168,504	12.02	$84,100
Vested and Exercisable at June 30, 2013	108,004	$15.72	$18,910

The following weighted-average assumptions were used for grants awarded in the three and six months ended June 30, 2014 and 2013:

	Three Months Ended 6/30/14	Three Months Ended 6/30/13	Six Months Ended 6/30/14	Six Months Ended 6/30/13
Dividend growth rate	1.0%	0.0%	1.0%	0.0%
Expected volatility	53.0%	37.1%	53.0%	37.1%
Average risk-free interest rate	1.85%	1.40%	1.85%	1.40%
Expected lives - years	6	6	6	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2014, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Pricel	Shares	Life	Price	Shares	Price
$4.00 – 10.00	94,500	8.05	$5.97	30,700	$5.58
$10.01 – 17.00	31,500	4.46	11.57	31,500	11.57
$17.01 – 26.00	39,750	3.02	20.36	39,750	20.36
$26.01 – 34.00	9,500	2.19	28.14	9,500	28.14
	175,250	5.94	$11.44	111,450	$14.47

A summary of nonvested option shares as of June 30, 2014 and 2013, and vesting changes during the three and six months ended June 30, 2014 and 2013, is presented below:

	Shares	Price
Period Ended June 30, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Vested	(7,000)	5.40
Nonvested at March 31, 2014	67,500	6.14
Granted	1,000	8.06
Forfeited	-	0.00
Vested	(4,700)	6.21
Nonvested at June 30, 2014	63,800	$6.16

Period Ended June 30, 2013:
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	0.00
Forfeited	-	0.00
Vested	(11,166)	8.87
Nonvested at March 31, 2013	39,000	4.77
Granted	22,500	6.52
Forfeited	-	0.00
Vested	(1,000)	5.05
Nonvested at June 30, 2013	60,500	$5.42

There were no income tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2014 or 2013. There was also no intrinsic value for options exercised during the three and six months ended June 30, 2014 or 2013, as no options were exercised during the respective periods.

Total compensation expense charged to income for stock options was $8,359 and $16,613, respectively, for the three and six months ended June 30, 2014, compared to net compensation benefit credited to income of $26,369 and $17,094, respectively, for the three and six months ended June 30, 2013. As of June 30, 2014, total unrecognized compensation cost on granted unexercised shares was $132,540, and is expected to be recognized during the next five years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the three and six months ended June 30, 2014, none and 13,900 restricted stock awards, respectively, were granted with a four year vesting period. Total compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2014 was $7,263 and $12,105, respectively. As of June 30, 2014, there was $104,099 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 3.5 years.

A summary of nonvested restricted stock awards as of June 30, 2014 and vesting changes during the three and six months ended June 30, 2014 is presented below:

	Shares	Price
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2014	13,900	$8.36
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2014	13,900	$8.36

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended 6/30/14	Three Months Ended 6/30/13	Six Months Ended 6/30/14	Six Months Ended 6/30/13
Increase (decrease) net income before income taxes	$(15,622)	$26,369	$(28,718)	$17,094
Increase (decrease) net income	$(13,758)	$26,369	$(25,498)	$17,094
Increase (decrease) basic earnings per share	$0.00	$0.00	$0.00	$0.00
Increase (decrease) diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Note 14. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of June 30, 2014, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

The Bank's actual regulatory capital amounts and ratios as of June 30, 2014, and December 31, 2013, are listed below:

	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$82,402	16.1%	$81,213	16.8%
Tier 1 Capital (to Risk Weighted Assets)	75,993	14.9%	75,150	15.6%
Tier 1 Leverage Capital (to Average Assets)	75,993	10.9%	75,150	11.2%

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This ASU is effective for first interim or annual periods beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. Some share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award, also require an employee to render service until the performance target is achieved. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Some entities account for those performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value. Others treat them as non-vesting conditions that affect the grant date fair value of the award. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

In addition, the Bank has entered into forward starting advances with the FHLB of Atlanta to receive $20.0 million of fixed rate long-term funding. There are a total four advances of $5.0 million each. The advances have various effective and maturity dates, with the first advance beginning in April of 2014. At June 30, 2014, the Bank has taken down $15.0 million of these fixed rate long-term advances at a weighted average cost of 1.98%.

Note 17. Reclassifications. Certain amounts in the unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 have been reclassified to conform with the presentation for the Three and Six Months Ended June 30, 2014. The reclassifications had no effect on previously reported net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The discussion below focuses primarily on the Bank's results of operations. The Bank has one significant operating segment, providing commercial and retail banking services to its markets located in the state of North Carolina. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol "FSBK".

Comparison of Financial Condition at June 30, 2014, and December 31, 2013. Total assets increased to $711.5 million at June 30, 2014, from $674.7 million at December 31, 2013. Earning assets increased to $652.5 million at June 30, 2014 from $617.2 million at December 31, 2013. The ratio of earning assets to total assets was 91.7% at June 30, 2014, compared to 91.5% at December 31, 2013. The increase in total assets and earning assets was primarily the result of growth in investment securities available for sale and in loans and leases held for investment.

Interest-bearing deposits with banks declined to $5.3 million at June 30, 2014, from $12.4 million at December 31, 2013. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $172.0 million at June 30, 2014, from $150.3 million at December 31, 2013. During the six months ended June 30, 2014, there were $25.5 million of purchases, $788,000 of sales, $7.3 million of principal repayments, a $4.8 million increase in unrealized holding gains, and $488,000 of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels. Investment securities held to maturity were $507,000 and $506,000 at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, the Bank implemented a leverage strategy to add bonds to the investment portfolio of similar quality, structure and duration that is intended to enhance income generation capabilities. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans held for sale increased to $4.7 million at June 30, 2014, from $3.0 million at December 31, 2013, reflecting the net effect of current mortgage lending activity. During the six months ended June 30, 2014, there were $9.6 million of loan sales, $11.1 million of loan originations net of principal payments and $282,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general bank operations. Loans serviced for others declined to $315.7 million at June 30, 2014, from $325.4 million at December 31, 2013, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional disclosure information.

Total loans and leases held for investment increased by $19.0 million during the current six month period, to $470.0 million at June 30, 2014, from $451.0 million at December 31, 2013. This increase reflects our fourth consecutive quarterly increase of growth in loans and leases held for investment. During the six months ended June 30, 2014, there were $20.6 million of originations net of principal payments, $384,000 of net charge-offs, $700,000 of provisions for credit losses and $1.2 million of transfers to other real estate owned (“OREO”).

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on nonaccrual status increased to $7.8 million at June 30, 2014, from $5.6 million at December 31, 2013. The increase in non-accrual loans included a $1.7 million relationship for which an agreement has been negotiated and is anticipated to be resolved during the 2014 third quarter. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 1.6% at June 30, 2014, compared to 1.2% at December 31, 2013.

Loans are generally placed on nonaccrual status, and accrued unpaid interest is reversed, when management determines that collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at June 30, 2014 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

Allowance for Loan and Lease Losses. The Bank maintains the allowance for loan and lease losses (“ALLL”) at levels management believes is adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL. The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and leases portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease portfolio, management believes the ALLL is adequate and has been established pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The assessment of the ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the overall ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. Management reassesses the ALLL methodology quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the six months ended June 30, 2014.

The ALLL was $7.9 million at June 30, 2014, compared to $7.6 million at December 31, 2013, reflecting provisions for credit losses and net charge-offs. During the six months ended June 30, 2014, there were $700,000 of provisions for credit losses and $384,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.69% at both June 30, 2014 and December 31, 2013, respectively. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional disclosure information.

Based on an impairment analysis of loans held for investment, there were $27.4 million of loans classified as impaired, net of $574,000 in write-downs at June 30, 2014, compared to $27.5 million classified as impaired, net of $305,000 in write-downs at December 31, 2013. At June 30, 2014 and December 31, 2013, the ALLL included $955,000 and $663,000 specifically provided for impaired loans, respectively. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures declined to $8.7 million at June 30, 2014, from $9.4 million at December 31, 2013. During the six months ended June 30, 2014, there were $1.8 million of disposals, $11,200 of valuation adjustments and $1.2 million of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $14.9 million at June 30, 2014, from to $11.1 million at December 31, 2013. The Bank intends to utilize the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Prepaid expenses and other assets declined to $7.2 million at June 30, 2014, from $9.6 million at December 31, 2013, primarily reflecting a $1.8 million reduction in net deferred tax assets associated with the unrealized holding gains on investment securities available for sale. See “Consolidated Statements of Comprehensive Income” for additional information.

Total deposits increased to $592.5 million at June 30, 2014, from $585.7 million at December 31, 2013. For the current six month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased by $25.4 million to $362.9 million at June 30, 2014, from $337.5 million at December 31, 2013, and were partially offset by an $18.6 million decline in certificates of deposit (“CDs”). CDs declined to $229.6 million, or 38.8% of total deposits at June 30, 2014, from $248.2 million, or 42.4% of total deposits at December 31, 2013. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the six months ended June 30, 2014, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were $25.5 million of FHLB advances outstanding at June 30, 2014, compared to none at December 31, 2013, reflecting $10.5 million of short-term advances, and $15.0 million of fixed rate long-term funding acquired in connection with a strategy targeted at hedging the potential impact of rising interest rates on future earnings. The Bank uses FHLB borrowings as a supplemental funding source for earning asset growth, for providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk. See “Note 16. Interest Rate Hedging” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased to $79.1 million at June 30, 2014, from $74.9 million at December 31, 2013. This increase reflects the $2.4 million of net income earned for the six months ended June 30, 2014 and a $2.8 million increase in accumulated other comprehensive income; net of $483,000 cash dividend payments, and $457,000 used to acquire 55,876 shares of the Company’s common stock pursuant to an announced repurchase plan. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $2.9 million at June 30, 2014, from $103,000 at December 31, 2013, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 10.53% at June 30, 2014, compared to 10.47% at December 31, 2013. There were 9,598,007 common shares outstanding at June 30, 2014, compared to 9,653,883 at December 31, 2013. The tangible book value per common share increased to $7.81 at June 30, 2014, from $7.32 at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of June 30, 2014, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since June 30, 2014 that management believes have changed the Bank's well capitalized category. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Comparison of Operating Results – Three and Six months ended June 30, 2014 and 2013. Net income for the three months ended June 30, 2014 declined to $1.3 million, or $0.13 per diluted common share, from net income of $1.8 million, or $0.18 per diluted common share earned for the comparative 2013 three month period. Net income for the six months ended June 30, 2014 declined to $2.4 million, or $0.25 per diluted common share, compared to net income of $3.3 million, or $0.34 per diluted common share earned for the first six months of 2013.

When compared to the three and six months ended June 30, 2013, net income for the three and six months ended June 30, 2014 was primarily impacted by decreases in net interest income, non-interest income and additional loan loss provision expense; and was partially offset by decreases in non-interest expenses and income tax expense. The decreases in non-interest income were primarily attributed to lower volumes of sales of mortgage loans, OREO and investment securities and the related reduced amounts of net gains recognized.

Interest Income. Interest income declined to $7.2 million and $14.3 million for the three and six months ended June 30, 2014, from $7.4 million and $15.3 million for the comparative 2013 periods. The year-over-year decline in interest income is due primarily to a decline in yields on earning assets, and secondarily to changes in the composition and volume of our earning asset base. The tax equivalent yield on average earning assets declined to 4.56% and 4.61% for the three and six months ended June 30, 2014, from 4.75% and 4.88% for the three and six months ended June 30, 2013. Average earning assets increased to $644.1 million for the three months ended June 30, 2014, from $629.5 million for the comparable 2013 three month period; while, average earning assets declined marginally to $633.8 million for the six months ended June 30, 2014, from $634.1 million for the comparable 2013 six month period.

Interest Expense. Interest expense declined to $652,000 and $1.3 million for the three and six months ended June 30, 2014, from $716,000 and $1.5 million for the comparative 2013 periods, reflecting a reduction in interest rates paid between the comparative reporting periods, as well as changes in the mix and volume of average interest-bearing liabilities. The cost of average interest-bearing liabilities improved to 0.49% and 0.50% for the three and six months ended June 30, 2014, from 0.56% and 0.57% for the three and six months ended June 30, 2013. The Bank was able to improve its cost of interest-bearing liabilities by a combination of the growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment and the use of lower costing borrowed money as a supplemental funding source. While a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank. Average interest-bearing liabilities increased to $527.5 million for the three months ended June 30, 2014, from $513.7 million for the comparable 2013 three month period; while, average interest-bearing liabilities declined to $515.0 million for the six months ended June 30, 2014, from $519.7 million for the comparable 2013 six month period. Average noninterest-bearing demand deposits increased to $95.1 million and $95.7 million for the three and six months ended June 30, 2014, compared to $92.1 million and $90.9 million for the comparable 2013 three and six month periods.

Net Interest Income. Net interest income declined to $6.6 million and $13.0 million for the three and six months ended June 30, 2014, from $6.7 million and $13.8 million for the three and six months ended June 30, 2013. The tax equivalent net interest margin declined to 4.16% and 4.20% for the three and six months ended June 30, 2014, from 4.30% and 4.41% for the comparative 2013 three and six month periods. While the Bank has taken steps to help protect it against the potential impacts of a rising rate environment, we anticipate that should interest rates remain unchanged, the repricing of higher yielding long-term assets, coupled with the issuance of organic loan growth in this current low rate environment may result in continued compression of our asset yields and net interest margin. As noted above, we have added defensive investments to our investment portfolio so that our balance sheet is better poised to respond to future increases in interest rates.

Yield/Cost Analysis. The following table contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2014 and 2013, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$470,710	$5,970	5.04%	$443,707	$6,108	5.52%
Investments and deposits (1) (5)	173,364	1,248	3.28%	185,839	1,327	2.97%
Total earning assets (1)	644,074	7,218	4.56%	629,546	7,435	4.75%
Nonearning assets (6)	61,319			59,351
Total assets	$705,393			$688,897
Interest bearing liabilities:
Deposits	$494,747	526	.43%	$502,071	626	.50%
Borrowings	22,430	45	.78%	1,296	1	.31%
Junior subordinated debentures	10,310	81	3.12%	10,310	89	3.45%
Total interest-bearing liabilities	527,487	652	.49%	513,677	716	.56%
Noninterest bearing demand deposits	95,131	0	.00%	92,056	0	.00%
Total sources of funds	622,618	652	.42%	605,730	716	.47%
Other liabilities and stockholders’ equity:
Other liabilities	4,051			6,413
Stockholders' equity	78,724			76,754
Total liabilities and stockholders' equity	$705,393			$688,897
Net interest income		$6,566			$6,719
Interest rate spread (1) (2)			4.07%			4.19%
Net funding spread (1) (3)			4.14%			4.28%
Net interest margin (1) (4)			4.16%			4.30%
Ratio of earning assets to interest bearing liabilities			122.10%			123.91%

Yield/Cost Analysis	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$465,611	$11,898	5.10%	$455,994	$12,660	5.60%
Investments and deposits (1) (5)	168,234	2,394	3.26%	178,092	2,669	3.10%
Total earning assets (1)	633,845	14,292	4.61%	634,086	15,329	4.88%
Nonearning assets (6)	58,655			61,267
Total assets	$692,500			$695,353
Interest bearing liabilities:
Deposits	$492,748	1,086	.44%	$503,897	1,297	.52%
Borrowings	11,917	45	.75%	5,445	7	.26%
Junior subordinated debentures	10,310	161	3.11%	10,310	176	3.44%
Total interest-bearing liabilities	514,975	1,292	.50%	519,652	1,480	.57%
Noninterest bearing demand deposits	95,662	0	.00%	90,854	0	.00%
Total sources of funds	610,637	1,292	.43%	610,506	1,480	.48%
Other liabilities and stockholders’ equity:
Other liabilities	4,160			6,887
Stockholders' equity	77,703			77,960
Total liabilities and stockholders' equity	$692,500			$695,353
Net interest income		$13,000			$13,849
Interest rate spread (1) (2)			4.11%			4.31%
Net funding spread (1) (3)			4.18%			4.40%
Net interest margin (1) (4)			4.20%			4.41%
Ratio of earning assets to interest bearing liabilities			123.08%			123.50%

(1)	Yield shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including demand accounts.
(4)	Net interest income (tax adjusted basis), divided by average earning assets.
(5)	Average balance based on Amortized Cost.
(6)	Average balance includes unrealized gain (loss) on investment securities.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $450,000 and $700,000 of provisions for credit losses in the three and six months ended June 30, 2014, compared to none and $400,000, respectively, recorded in the three and six months ended June 30, 2013. The reduction in year-to-date provisions for credit losses is attributable to the improvement in asset quality previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional disclosure information.

Noninterest Income. Total noninterest income declined to $2.2 million and $4.1 million for the three and six months ended June 30, 2014, from $2.9 million and $5.4 million for the three and six months ended June 30, 2013. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges totaled $1.1 million and $2.1 million, respectively, for both the three and six months ended June 30, 2014 and 2013. Deposit fees and service charges represented 52.5% and 50.5%, respectively, of total non-interest income for the three and six months ended June 30, 2014, compared to 36.9% and 38.8%, respectively, for the three and six months ended June 30, 2013. We anticipate additional service charge revenue from deposits going forward as we focus on growing our deposit base through new product offerings and customer acquisition.

Gain on sale and other fees on mortgage loans declined to $362,000 and $648,000 for the three and six months ended June 30, 2014, from $750,000 and $1.5 million for the comparative 2013 three and six month periods. Loan fees and charges and mortgage loan servicing fees totaled $292,000 and $555,000 for the three and six months ended June 30, 2014, compared to $277,000 and $713,000 for the respective 2013 three and six month periods. The Bank has experienced a recent slowdown in mortgage lending activity, due to increases in mortgage rates from their historic low levels and the current economic environment, resulting in reduced revenue generated from the sale and servicing of mortgage loans and loan fees and charges during the respective 2014 reporting periods.

The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities.

Gains on sales of investment securities available for sale were none and $14,000 for the three and six months ended June 30, 2014, compared to $281,000 for both the respective 2013 three and six month periods. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

Included in other noninterest income is revenue from Bank-owned life insurance (BOLI) investments. BOLI earnings increased to $132,000 and $265,000 for the three and six months ended June 30, 2014, from $50,000 and $85,000 for the comparative 2013 three and six month periods. The Bank intends to utilize the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Net gains recognized from the sale of OREO were $34,000 and $73,000 for the three and six months ended June 30, 2014, compared to $287,000 and $335,000 for the three and six months ended June 30, 2013, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, was $2.1 million and $4.0 million for the three and six months ended June 30, 2014, compared to $2.4 million and $4.8 million for the respective 2013 three and six month periods.

Noninterest Expense. Total noninterest expense declined to $6.5 million and $13.0 million for the three and six months ended June 30, 2014, from $6.9 million and $13.7 million for the respective 2013 three and six month periods. The year-over-year variation in noninterest expenses was primarily attributable to a significant reduction in OREO valuation and maintenance expenses, as well as lower deposit insurance premiums.

Compensation and fringe benefits, the largest component of noninterest expense, declined marginally to $3.8 million and $7.6 million for the three and six months ended June 30, 2014, from $3.9 million and $7.7 million for the respective 2013 three and six month periods, reflecting efforts placed on managing human resources expense. The Bank will continue managing staffing levels to ensure it meets ongoing customer needs and to support future growth.

FDIC insurance assessments declined to $139,000 and $284,000 for the three and six months ended June 30, 2014, from $236,000 and $472,000 for the respective 2013 three and six month periods, reflecting a reduction in the deposit insurance assessment calculation base.

Data processing costs were $568,000 and $1.2 million for the three and six months ended June 30, 2014, compared to $590,000 and $1.2 million for the respective 2013 three and six month periods. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Expenses attributable to ongoing maintenance, property taxes and insurance and valuation adjustments for OREO properties declined to $107,000 and $228,000 for the three and six months ended June 30, 2014, from $545,000 and $717,000 for the respective 2013 three and six month periods.

Premises and equipment, advertising, amortization of intangibles and other expense in aggregate, were relatively consistent during the respective three and six month reporting periods.

Income Taxes. Income tax expense declined to $542,000 and $960,000 for the three and six months ended June 30, 2014, from $964,000 and $1.8 million for the respective 2013 three and six month periods. The effective income tax rates were 29.66% and 28.67% for the three and six months ended June 30, 2014, compared to 35.34% and 35.67% for the respective 2013 three and six month periods. The increased investment in tax-exempt municipal bonds has resulted in lowering the Company’s income tax burden. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. ROA was .73% and .70% for the three and six months ended June 30, 2014, compared to 1.03% and .97% for the three and six months ended June 30, 2013. ROE was 6.61% and 6.27% for the three and six months ended June 30, 2014, compared to 9.22% and 8.62% for the three and six months ended June 30, 2013. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 72.77% and 75.17% for the three and six months ended June 30, 2014, compared to 71.69% and 71.01% for the three and six months ended June 30, 2013.

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

At June 30, 2014, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $194.8 million, compared to $178.0 million at December 31, 2013. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 31.75% at June 30, 2014, compared to 28.74% at December 31, 2013, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities held for sale. At June 30, 2014, the Bank had $109.3 million of credit availability with the FHLB, of which there was lendable collateral value totaling $77.5 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at June 30, 2014, the Bank had $70.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at June 30, 2014, and December 31, 2013. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum Tier 1 capital to risk-weighted assets ratio from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, begins in January 2015, while the phase-in period for larger banks started in January 2014. Management is evaluating the impact of the implementation of these new regulatory capital standards on the Company and the Bank.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

April 2014 Beginning date: April 1 Ending date: April 30	-	-	-	388,172

May 2014 Beginning date: May 1 Ending date: May 31	38,626	$8.19	38,626	349,546

June 2014 Beginning date: June 1 Ending date: June 30	15,250	$8.15	15,250	334,296

Shares may be purchased under a repurchase program announced on October 29, 2013. Under this program, the Company announced that it may purchase up to 487,560 shares of its common stock. The average price per share includes commissions of $0.05 per share.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013 (unaudited); (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of June 30, 2014 and December 31, 2013, and for the Three and Six Months Ended June 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2014

