Form 10-Q
period 2014-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2014-11-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to _______.

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of November 13, 2014: 9,598,007.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(unaudited)	(*)
Assets

Cash and due from banks	$10,550,246	$11,816,071
Interest-bearing deposits with banks	9,556,326	12,419,244
Investment securities available for sale, at fair value	187,964,534	150,300,079
Investment securities held to maturity	507,025	506,176
Loans held for sale:
Mortgage loans	5,540,058	2,992,017
Total loans held for sale	5,540,058	2,992,017

Loans and leases held for investment	473,012,676	450,960,277
Allowance for loan and lease losses	(7,503,987)	(7,609,467)
Net loans and leases held for investment	465,508,689	443,350,810

Premises and equipment, net	12,494,066	11,759,521
Other real estate owned	8,102,764	9,353,835
Federal Home Loan Bank stock, at cost	2,294,000	848,800
Accrued interest receivable	2,322,559	2,334,944
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,170,828	1,219,623
Identifiable intangible assets	-	7,860
Income tax receivable	2,628,641	2,901,062
Bank-owned life insurance	14,991,685	11,094,182
Prepaid expenses and other assets	6,816,223	9,599,143

Total assets	$734,666,220	$674,721,943

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$99,219,406	$96,445,049
Interest bearing demand	182,473,167	171,548,658
Savings	90,189,605	69,542,654
Large denomination certificates of deposit	107,796,042	123,492,907
Other time	122,370,135	124,674,588
Total deposits	602,048,355	585,703,856

Borrowed money	37,500,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	4,445,181	3,849,944
Total liabilities	654,303,536	599,863,800

Common stock, $.01 par value, 25,000,000 shares authorized; 9,598,007 and 9,653,883 shares outstanding, respectively	95,980	96,539
Additional paid-in capital	35,854,162	35,809,397
Retained earnings	41,400,807	38,849,326
Accumulated other comprehensive income	3,011,735	102,881
Total stockholders' equity	80,362,684	74,858,143

Total liabilities and stockholders' equity	$734,666,220	$674,721,943

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest income:
Interest and fees on loans	$6,068,196	$6,054,886	$17,966,829	$18,715,042
Interest on investments and deposits	1,248,382	1,165,258	3,642,464	3,834,305
Total interest income	7,316,578	7,220,144	21,609,293	22,549,347

Interest expense:
Interest on deposits	522,861	611,975	1,608,913	1,908,473
Interest on borrowings	112,174	-	157,287	7,058
Interest on junior subordinated notes	81,371	82,391	242,651	258,731
Total interest expense	716,406	694,366	2,008,851	2,174,262

Net interest income	6,600,172	6,525,778	19,600,442	20,375,085
Provision for credit losses	400,000	-	1,100,000	400,000
Net interest income after provision for credit losses	6,200,172	6,525,778	18,500,442	19,975,085

Non-interest income:
Deposit fees and service charges	1,118,599	1,063,243	3,184,808	3,158,690
Loan fees and charges	39,057	46,076	117,615	125,694
Mortgage loan servicing fees	248,399	334,382	724,827	968,120
Gain on sale and other fees on mortgage loans	428,514	644,674	1,076,583	2,163,891
Gain on sale of other real estate, net	8,949	68,233	82,369	403,067
Gain on sale of investment securities	-	267,564	13,509	548,074
Other income	401,584	281,577	1,133,910	733,754
Total non-interest income	2,245,102	2,705,749	6,333,621	8,101,290

Non-interest expense:
Compensation and fringe benefits	3,826,855	3,838,796	11,454,632	11,530,092
Federal deposit insurance premiums	137,253	227,820	420,873	700,120
Premises and equipment	877,447	759,092	2,534,608	2,244,489
Advertising	126,892	84,228	295,905	166,290
Data processing	566,513	558,899	1,720,321	1,754,936
Amortization of intangible assets	55,796	119,253	164,008	357,573
Other real estate owned expense	167,164	287,527	395,652	1,004,711
Other	779,226	1,052,389	2,592,176	2,836,566
Total non-interest expense	6,537,146	6,928,004	19,578,175	20,594,777

Income before income tax expense	1,908,128	2,303,523	5,255,888	7,481,598
Income tax expense	565,368	766,694	1,525,293	2,613,702

NET INCOME	$1,342,760	$1,536,829	$3,730,595	$4,867,896

Per share data:
Basic earnings per share	$0.14	$0.16	$0.39	$0.50
Diluted earnings per share	$0.14	$0.16	$0.39	$0.50
Dividends per share	$0.025	$0.00	$0.075	$0.00
Average basic shares outstanding	9,598,007	9,751,271	9,626,346	9,751,271
Average diluted shares outstanding	9,616,004	9,757,881	9,644,834	9,756,480

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,342,760	$1,536,829	$3,730,595	$4,867,896

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale Tax effect	104,902	(259,966)	4,923,452	(6,505,475)
Unrealized holding gains (losses) on securities available for sale, net of tax	(39,863)	97,496	(1,870,912)	2,436,375
	65,039	(162,470)	3,052,540	(4,069,100)

Unrealized gains (losses) on interest rate hedge position Tax effect	46,857	(121,788)	(218,242)	(121,788)
Unrealized gains (losses) on interest rate hedge position, net of tax	(17,806)	46,280	82,932	46,280
	29,051	(75,508)	(135,310)	(75,508)

Reclassification adjustment for realized gains included in net income Tax effect	-	(267,564)	(13,509)	(548,074)
Reclassification adjustment for realized gains, net of tax	-	102,965	5,133	211,112
	-	(164,599)	(8,376)	(336,962)

Other comprehensive income (loss), net of tax	94,090	(402,577)	2,908,854	(4,481,570)

Comprehensive income	$1,436,850	$1,134,252	$6,639,449	$386,326

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2014 and 2013

(unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Nine Months Ended September 30, 2014	stock	capital	earnings	income, net	Total

Balance at December 31, 2013	$96,539	$35,809,397	$38,849,326	$102,881	$74,858,143

Net income			3,730,595		3,730,595

Other comprehensive income, net				2,908,854	2,908,854

Retirement of common shares	(559)		(456,515)		(457,074)

Stock based compensation expense		44,765			44,765

Dividends			(722,599)		(722,599)

Balance at September 30, 2014	$95,980	$35,854,162	$41,400,807	$3,011,735	$80,362,684

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
Nine Months Ended September 30, 2013	stock	capital	earnings	stock	income, net	Total

Balance at December 31, 2012	$97,513	$35,811,804	$65,532,960	$(31,967,269)	$5,178,045	$74,653,053

Net income			4,867,896			4,867,896

Other comprehensive loss, net					(4,481,570)	(4,481,570)

Stock based compensation benefit		(11,546)				(11,546)

Balance at September 30, 2013	$97,513	$35,800,258	$70,400,856	$(31,967,269)	$696,475	$75,027,833

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$3,730,595	$4,867,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,100,000	400,000
Depreciation	1,503,537	828,139
Amortization of intangibles	164,008	357,573
Accretion of discounts and premiums on securities, net	742,035	569,243
(Gain) loss on disposal of premises and equipment	1,821	(11,050)
Gain on sale of other real estate owned	(82,369)	(403,067)
Gain on sale of loans held for sale	(447,888)	(1,189,688)
Gain on sale of investment securities available for sale	(13,509)	(548,074)
Stock based compensation expense (income)	44,765	(11,546)
Originations of loans held for sale, net	(16,805,469)	(18,813,631)
Proceeds from sale of loans held for sale	14,705,316	55,545,353
Other operating activities	1,627,806	5,704,904
Net cash provided by operating activities	6,270,648	47,296,052
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	787,500	43,417,503
Proceeds from principal repayments of mortgage-backed securities available for sale	10,890,995	18,292,495
Originations of loans held for investment, net of principal repayments	(24,669,972)	(1,357,391)
Proceeds from disposal of other real estate owned	2,672,248	6,120,440
Proceeds from disposal of premises and equipment	-	11,050
Purchases of investment securities available for sale	(45,162,382)	(52,777,388)
Purchases of investment securities held to maturity	-	(505,818)
Purchases of bank-owned life insurance	(3,897,503)	(10,132,954)
Sale (purchase) of FHLB stock	(1,445,200)	1,010,400
Purchase of premises and equipment	(2,239,903)	(354,149)
Net cash provided by (used in) investing activities	(63,064,217)	3,724,188
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	16,344,499	(9,269,786)
Net increase (decrease) in FHLB borrowings	37,500,000	(16,500,000)
Cash paid for dividends	(722,599)	-
Retirement of common shares	(457,074)	-
Net cash provided by (used in) financing activities	52,664,826	(25,769,786)

Increase (decrease) in cash and cash equivalents	(4,128,743)	25,250,454
Cash and cash equivalents, beginning of period	24,235,315	12,366,389
Cash and cash equivalents, end of period	$20,106,572	$37,616,843

Supplemental disclosures:
Other real estate acquired in settlement of loans	$1,412,093	$2,305,084
Cash paid for interest	$1,983,267	$2,852,536

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014. Certain amounts in the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 have been reclassified to conform with the presentation as of and for the respective periods ended September 30, 2014. The reclassifications had no effect on previously reported net income or stockholders’ equity.

Note 2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock option plans. For the three and nine months ended September 30, 2014 and 2013, there were 17,997 and 18,488 stock options and 6,610 and 5,209 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

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

Note 4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$22,073	$186	$7	$22,252
Mortgage-backed securities	98,580	3,756	72	102,264
Municipal securities	48,702	1,518	61	50,159
Corporate bonds	13,498	18	226	13,290
Total	$182,853	$5,478	$366	$187,965

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$4,174	$-	$73	$4,101
Mortgage-backed securities	93,143	2,464	154	95,453
Municipal securities	45,781	60	1,949	43,892
Corporate bonds	7,000	-	146	6,854
Total	$150,098	$2,524	$2,322	$150,300

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$507	$5	$-	$512
Total	$507	$5	$-	$512

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$506	$5	$-	$511
Total	$506	$5	$-	$511

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at September 30, 2014 and December 31, 2013. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$3,020	$7	$-	$-	$3,020	$7
Mortgage-backed securities	2,944	37	4,312	35	7,256	72
Municipal securities	2,309	35	4,649	26	6,958	61
Corporate bonds	3,882	117	3,891	109	7,773	226
Total	$12,155	$196	$12,852	$170	$25,007	$366

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$4,101	$73	$-	$-	$4,101	$73
Mortgage-backed securities	20,387	148	1,136	6	21,523	154
Municipal securities	34,687	1,949	-	-	34,687	1,949
Corporate bonds	6,854	146	-	-	6,854	146
Total	$66,029	$2,316	$1,136	$6	$67,165	$2,322

The following table summarizes the amortized cost and fair values of the investment securities portfolio at September 30, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$-	$22,073	$-
Fair value	-	-	22,252	-
Mortgage-backed securities
Amortized cost	715	39,146	33,375	25,344
Fair value	771	40,315	34,383	26,795
Municipal securities
Amortized cost	-	20,302	26,095	2,305
Fair value	-	20,794	26,997	2,368
Corporate bonds
Amortized cost	-	2,500	10,998	-
Fair value	-	2,500	10,790	-
Total Amortized cost	$715	$61,948	$92,541	$27,649
Total Fair value	$771	$63,609	$94,422	$29,163

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$507	$-	$-
Fair value	-	512	-	-
Total Amortized cost	$-	$507	$-	$-
Total Fair value	$-	$512	$-	$-

FHLB Agency Bonds with an amortized cost of $9.5 million were pledged as collateral for public deposits at September 30, 2014. Mortgage-backed securities with an amortized cost of $4.7 million were pledged as collateral for public deposits at December 31, 2013. In addition, a government agency bond with an amortized cost of $507,000 and $506,000 was pledged as collateral on a forward starting interest rate swap transaction at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the investment securities portfolio included 51 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	September 30, 2014
	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Texas	$11,318	$11,885
Pennsylvania	5,757	5,825
New York	4,022	4,086
South Carolina	2,317	2,371
North Carolina	2,241	2,295
Other (7 states)	9,021	9,250
Total general obligation bonds	34,676	35,712
Revenue bonds:
North Carolina	5,004	5,165
New York	2,820	2,856
Texas	2,789	2,852
Pennsylvania	1,739	1,847
Florida	1,674	1,727
Total revenue bonds	14,026	14,447
Total obligations of state and political subdivisions	$48,702	$50,159

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.4 million at September 30, 2014. Of this total, $2.4 million in amortized cost and $2.4 million in fair value are guaranteed by an insurance policy issued by Assured Guaranty Municipal Corp.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	September 30, 2014
	Amortized Cost	Fair Value
	(dollars in thousands)
Revenue bonds by revenue source:
Refunding bonds	$4,507	$4,656
University and college	2,789	2,852
Public improvements	2,196	2,248
Pension funding	1,739	1,847
Other	2,795	2,844
Total revenue bonds	$14,026	$14,447

The largest single exposure in revenue bonds is an issue from the Philadelphia Authority for Industrial Development in Pennsylvania. The debt is to be repaid by the City of Philadelphia from revenues of pledged assets held and their taxes received. As of September 30, 2014, this issue had an amortized cost of $1.7 million and fair value of $1.8 million.

Prior to purchasing any security, the Bank ensures that the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade. To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (NRSRO). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following items pertaining to the obligor is acquired and reviewed as part of the Bank’s internal credit analysis:

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

Note 5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at September 30, 2014 and December 31, 2013, the Bank marked these mortgage loans to market. Mortgage loans held for sale at September 30, 2014 and December 31, 2013, had estimated fair market values of $5.5 million and $3.0 million, respectively.

The Bank originates certain mortgage loans for sale that are approved by secondary investors. Their terms are set by the secondary investor, and they are transferred within 120 days after the Bank initially funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with its secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when the loan is sold. The following table summarizes forward contract positions of the Bank at September 30, 2014 and December 31, 2013:

Forward Contracts	September 30, 2014		December 31, 2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$130	$5,571	$6	$1,873

Note 6. Loans Held for Investment. The following table summarizes loans held for investment at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$65,959	13.9%	$67,426	14.9%
Residential construction	1,416	0.3	1,201	0.3
Residential lots and raw land	878	0.2	904	0.2
Total mortgage loans	68,253	14.4	69,531	15.4

Commercial loans and leases:
Commercial real estate	249,930	52.8	227,280	50.3
Commercial construction	29,922	6.3	24,597	5.4
Commercial lots and raw land	27,027	5.7	27,681	6.1
Commercial and Industrial	24,825	5.2	26,108	5.8
Lease receivables	12,054	2.5	8,179	1.8
Total commercial loans and leases	343,758	72.5	313,845	69.4

Consumer loans:
Consumer real estate	19,159	4.1	21,221	4.7
Consumer construction	1,381	0.3	1,549	0.3
Consumer lots and raw land	10,446	2.2	14,726	3.3
Home equity lines of credit	27,435	5.8	27,546	6.1
Consumer other	3,455	0.7	3,547	0.8
Total consumer loans	61,876	13.1	68,589	15.2

Gross loans held for investment	473,887	100.0%	451,965	100.0%

Less deferred loan origination fees, net	874		1,005
Less allowance for loan and lease losses	7,504		7,609

Net loans held for investment	$465,509		$443,351

The Bank has pledged certain loans secured by one-to-four family residential properties, multifamily residential properties, and commercial properties as collateral for outstanding advances and potential borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $179.3 million and $98.3 million at September 30, 2014 and December 31, 2013, respectively.

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$462	$250
Residential lots and raw land	12	-
Commercial real estate	180	301
Commercial lots and raw land	75	1,020
Commercial and Industrial	-	76
Lease receivables	75	-
Consumer real estate	318	232
Consumer lots and raw land	74	40
Home equity lines of credit	55	93
Consumer other	6	2
Total Non-TDR loans accounted for on a non-accrual status	$1,257	$2,014

TDR loans accounted for on a non-accrual status:	September 30, 2014	December 31, 2013
Past Due TDRs:	(Dollars in thousands)
Commercial real estate	$1,209	$1,649
Commercial construction	-	-
Commercial lots and raw land	-	121
Commercial and Industrial	-	-
Consumer real estate	51	51
Consumer lots and raw land	-	-
Total Past Due TDRs on a non-accrual status	1,260	1,821

Performing TDRs:
Residential real estate	840	859
Commercial real estate	132	145
Commercial construction	-	-
Commercial lots and raw land	1,055	735
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total performing TDRs on non-accrual status	2,027	1,739
Total TDR loans accounted for on a non-accrual status	$3,287	$3,560
Total non-accrual loans	$4,544	$5,574
Percentage of total loans held for investment, net	1.0%	1.3%
Loans over 90 days past due and still accruing	476	420
Other real estate owned	$8,103	$9,354
Total non-performing assets	$13,123	$15,348

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $103,139 and $149,104 at September 30, 2014 and December 31, 2013, respectively.

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of September 30, 2014 and December 31, 2013:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
September 30, 2014	(In thousands)
Residential real estate	$-	$499	$864	$1,363	$64,596	$65,959	$475
Residential construction	-	-	-	-	1,416	1,416	-
Residential lots and raw land	-	3	9	12	866	878	-
Commercial real estate	1,034	825	1,208	3,067	246,863	249,930	-
Commercial construction	-	-	-	-	29,922	29,922	-
Commercial lots and raw land	19	30	75	124	26,903	27,027	-
Commercial and Industrial	-	-	-	-	24,825	24,825	-
Lease receivables	-	-	75	75	11,979	12,054	-
Consumer real estate	128	131	203	462	18,697	19,159	-
Consumer construction	-	-	-	-	1,381	1,381	-
Consumer lots and raw land	85	-	39	124	10,322	10,446	-
Home equity lines of credit	23	32	39	94	27,341	27,435	-
Consumer other	15	-	7	22	3,433	3,455	1
Total	$1,304	$1,520	$2,519	$5,343	$468,544	$473,887	$476

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2013	(In thousands)
Residential real estate	$1,751	$1,641	$404	$3,796	$63,630	$67,426	$404
Residential construction	-	-	-	-	1,201	1,201	-
Residential lots and raw land	-	-	16	16	888	904	16
Commercial real estate	3,463	1,445	732	5,640	221,640	227,280	-
Commercial construction	-	-	-	-	24,597	24,597	-
Commercial lots and raw land	772	-	733	1,505	26,176	27,681	-
Commercial and Industrial	108	-	76	184	25,924	26,108	-
Lease receivables	5	-	-	5	8,174	8,179	-
Consumer real estate	251	130	199	580	20,641	21,221	-
Consumer construction	-	-	-	-	1,549	1,549	-
Consumer lots and raw land	265	16	40	321	14,405	14,726	-
Home equity lines of credit	116	-	65	181	27,365	27,546	-
Consumer other	1	1	-	2	3,545	3,547	-
Total	$6,732	$3,233	$2,265	$12,230	$439,735	$451,965	$420

The following table presents information on loans that were considered impaired as of September 30, 2014 and December 31, 2013. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At September 30, 2014, impaired loans included $4.7 million of TDRs, compared to $8.7 million at December 31, 2013.

Impaired Loans-September 30, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Residential real estate	$1,124	$1,421	$-	$1,209	$40
Commercial real estate	16,009	16,017	-	14,231	686
Commercial construction	169	169	-	2,216	4
Commercial lots and raw land	3,293	3,302	-	3,791	147
Commercial and Industrial	47	47	-	48	2
Consumer real estate	367	397	-	275	10
Consumer lots and raw land	135	135	-	582	6
Home equity lines of credit	29	29	-	43	1
Consumer other	47	47	-	83	2
Subtotal:	21,220	21,564	-	22,478	898

With an allowance recorded:
Commercial real estate	1,422	1,442	168	2,915	42
Commercial lots and raw land	344	344	224	86	21
Consumer real estate	132	132	19	141	6
Consumer lots and raw land	565	565	97	569	21
Home equity lines of credit	25	25	5	12	-
Subtotal:	2,488	2,508	513	3,723	90

Totals:
Mortgage	1,124	1,421	-	1,209	40
Commercial	21,284	21,321	392	23,287	902
Consumer	1,300	1,330	121	1,705	46
Grand Total:	$23,708	$24,072	$513	$26,201	$988

Impaired Loans-December 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:	(In thousands)
Residential real estate	$1,146	$1,444	$-	$1,105	$48
Commercial real estate	14,039	14,039		18,560	791
Commercial construction	2,973	2,973	-	1,272	48
Commercial lots and raw land	4,805	4,812	-	5,388	249
Commercial and Industrial	49	49	-	87	2
Consumer real estate	300	300	-	403	17
Consumer lots and raw land	108	108	-	277	6
Home equity lines of credit	57	57	-	40	3
Consumer other	95	95	-	101	4
Subtotal:	23,572	23,877	-	27,233	1,168

With an allowance recorded:
Commercial real estate	3,150	3,150	510	2,954	153
Commercial and Industrial	73	73	23	73	-
Consumer real estate	167	167	25	139	2
Consumer lots and raw land	573	573	105	676	29
Subtotal:	3,963	3,963	663	3,842	184

Totals:
Mortgage	1,146	1,444	-	1,105	48
Commercial	25,089	25,096	533	28,334	1,243
Consumer	1,300	1,300	130	1,636	61
Grand Total:	$27,535	$27,840	$663	$31,075	$1,352

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2014 and December 31, 2013:

September 30, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,022	286	29	1,077
3-Average	51,443	7,016	1,643	4,029
4-Acceptable	151,438	18,144	15,110	15,890
5-Watch	26,142	3,253	4,207	1,657
6-Special Mention	7,598	1,054	3,582	2,075
7-Substandard	10,287	169	2,456	97
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$249,930	$29,922	$27,027	$24,825

September 30, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$18,039	$1,381	$10,020	$27,190	$3,385
6-Special Mention	581	-	291	107	5
7-Substandard	539	-	135	138	65
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$19,159	$1,381	$10,446	$27,435	$3,455

September 30, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$63,964	$1,416	$866	$11,979
6-Special Mention	693	-	-	-
7-Substandard	1,302	-	12	75
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$65,959	$1,416	$878	$12,054

December 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,148	161	125	579
3-Average	37,492	4,664	1,157	4,831
4-Acceptable	141,942	12,147	12,969	13,011
5-Watch	26,340	3,797	5,388	2,313
6-Special Mention	10,101	3,725	5,019	5,181
7-Substandard	8,257	103	3,023	193
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$227,280	$24,597	$27,681	$26,108

December 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$20,058	$1,549	$12,380	$27,110	$3,414
6-Special Mention	655	-	2,238	300	18
7-Substandard	508	-	108	136	115
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,221	$1,549	$14,726	$27,546	$3,547

December 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$64,972	$1,201	$899	$8,161
6-Special Mention	1,345	-	5	18
7-Substandard	1,109	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,426	$1,201	$904	$8,179

Note 7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the nine months ended September 30, 2014 and 2013:

	September 30, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$(34)	$-	$67	$936	$64,835
Residential construction	17	-	-	3	20	1,416
Residential lots and raw land	13	-	-	(1)	12	878
Commercial real estate	3,647	(174)	26	260	3,759	232,499
Commercial construction	343	-	1	92	436	29,753
Commercial lots and raw land	415	-	-	(20)	395	23,390
Commercial and Industrial	430	(3)	9	(66)	370	24,778
Lease receivables	113	(1)	-	49	161	12,054
Consumer real estate	316	-	27	(83)	260	18,660
Consumer construction	23	-	-	(3)	20	1,381
Consumer lots and raw land	203	(232)	-	181	152	9,746
Home equity lines of credit	463	(12)	7	(39)	419	27,381
Consumer other	60	(11)	18	(16)	51	3,408
Total	6,946	(467)	88	424	6,991	450,179
Individually evaluated:
Residential real estate	-	-	-	-	-	1,124
Commercial real estate	510	(564)	5	217	168	17,431
Commercial construction	-	-	1	(1)	-	169
Commercial lots and raw land	-	(104)	-	328	224	3,637
Commercial and Industrial	23	(49)	-	26	-	47
Consumer real estate	25	(54)	-	48	19	499
Consumer lots and raw land	105	(28)	-	20	97	700
Home equity lines of credit	-	(1)	5	1	5	54
Consumer other	-	(37)	-	37	-	47
Total	663	(837)	11	676	513	23,708
Grand Total	$7,609	$(1,304)	$99	$1,100	$7,504	$473,887

	September 30, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$-	$-	$(272)	$906	$64,283
Residential construction	45	-	-	(27)	18	1,138
Residential lots and raw land	14	-	-	(1)	13	912
Commercial real estate	3,342	(104)	14	233	3,485	203,172
Commercial construction	350	(12)	1	9	348	21,862
Commercial lots and raw land	504	-	-	(4)	500	23,654
Commercial and Industrial	353	(18)	5	31	371	21,992
Lease receivables	136	-	-	(27)	109	7,467
Consumer real estate	342	(28)	14	(9)	319	19,453
Consumer construction	11	-	-	1	12	814
Consumer lots and raw land	547	-	-	(234)	313	14,683
Home equity lines of credit	490	(11)	-	33	512	26,612
Consumer other	88	(197)	21	151	63	5,360
Total	7,400	(370)	55	(116)	6,969	411,402
Individually evaluated:
Residential real estate	-	(424)	-	481	57	2,369
Commercial real estate	35	(215)	500	186	506	19,257
Commercial construction	-	-	-	-	-	715
Commercial lots and raw land	303	(24)	12	(246)	45	6,062
Commercial and Industrial	-	(1)	-	1	-	49
Consumer real estate	12	(1)	2	3	16	582
Consumer lots and raw land	110	(89)	-	84	105	903
Home equity lines of credit	-	(1)	3	7	9	42
Consumer other	-	-	-	-	-	95
Total	460	(755)	517	516	738	30,074
Grand Total	$7,860	$(1,125)	$572	$400	$7,707	$441,476

Note 8. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2014 and December 31, 2013, segregated by class of financing receivables:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$287
Commercial real estate	1,148	1,887
Commercial construction	-	2,762
Commercial lots and raw land	-	-
Commercial and Industrial	10	13
Consumer real estate	166	171
Consumer lots and raw land	61	69
Home equity lines of credit	-	-
Consumer other	58	18
Total performing TDR loans accounted for on an accrual basis	$1,443	$5,207
Percentage of total loans, net	0.3%	1.1%

The following table presents a roll forward of performing and non-performing TDR loans for the nine months ended September 30, 2014:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
September 30, 2014	(In thousands)
Residential mortgage	$287	$-	$-	$(287)	$-
Commercial	4,662	-	-	(3,504)	1,158
Consumer	258	46	-	(19)	285
Total	$5,207	$46	$-	$(3,810)	$1,443

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
September 30, 2014	(In thousands)
Residential mortgage	$859	$-	$-	$(19)	$840
Commercial	2,650	1,459	(554)	(1,159)	2,396
Consumer	51	-	-	-	51
Total	$3,560	$1,459	$(554)	$(1,178)	$3,287

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013
	(In thousands)
Note A Structure
Commercial real estate (1)	$275	$-

Note B Structure
Commercial real estate (2)	$174	$-
Reduction of interest income (3)	$2	$-

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the nine months ended September 30, 2014 and 2013, respectively, as a result of multiple note restructures.

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

The general terms of the new loans restructured under the Note A and Note B structure differ as follows:

•	Note A: First lien position; fixed or adjustable current market interest rate; fixed month term to maturity; payments – interest only to maturity, or full principal and interest to maturity. Note A is underwritten in accordance with the Bank’s customary underwriting standards and is on an accrual basis.
•	Note B: Second lien position; fixed or adjustable below current market interest rate; fixed month term to maturity; payments – due in full at maturity. Note B is underwritten in accordance with the Bank’s customary underwriting standards, except for the below market interest rate and payment terms, and is on a nonaccrual basis.

Note 9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the nine months ended September 30, 2014 and 2013:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
September 30, 2014
OREO	$9,354	$1,412	$(2,590)	$(73)	$8,103

September 30, 2013
OREO	$12,893	$2,305	$(5,718)	$(484)	$8,996

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

The following table presents assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/14	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$22,252	$22,252	$-	$-
Mortgage-backed securities	102,264	-	102,264	-
Municipal securities	50,159	-	50,159	-
Corporate bonds	13,290	-	13,290	-
Mortgage loans held for sale	5,540	-	5,540	-
Bank-owned life insurance	14,992	-	14,992	-
Forward starting interest rate swap	(254)	-	(254)	-
Total September 30, 2014	$208,243	$22,252	$185,991	$-

Description	12/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$4,101	$4,101	$-	$-
Mortgage-backed securities	95,453	-	95,453	-
Municipal securities	43,892	-	43,892	-
Corporate bonds	6,854	-	6,854	-
Mortgage loans held for sale	2,992	-	2,992	-
Bank-owned life insurance	11,094	-	11,094	-
Forward starting interest rate swap	(36)	-	(36)	-
Total December 31, 2013	$164,350	$4,101	$160,249	$-

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/14	Level 1	Level 2	Level 3
Impaired loans, net	$23,195	$-	$-	$23,195
Other real estate owned	8,103	-	-	8,103
Total September 30, 2014	$31,298	$-	$-	$31,298

Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans, net	$26,872	$-	$-	$26,872
Other real estate owned	9,354	-	-	9,354
Total December 31, 2013	$36,226	$-	$-	$36,226

Impaired loans at September 30, 2014 and December 31, 2013 includes $21.2 million and $23.6 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $62,100 and $73,300, respectively, were made to OREO during the three and nine months ended September 30, 2014, compared to $108,615 and $484,316, respectively, made during the three and nine months ended September 30, 2013.

Net gains realized on sales of OREO and included in earnings for the three and nine months ended September 30, 2014 and 2013, respectively, are reported in other revenues as follows:

	Three Months Ended 9/30/14	Three Months Ended 9/30/13	Nine months Ended 9/30/14	Nine months Ended 9/30/13
Net gains on sales of OREO	$8,949	$68,233	$82,369	$403,067

No liabilities were measured at fair value on a recurring or non-recurring basis at September 30, 2014 or December 31, 2013.

Note 11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at September 30, 2014 and December 31, 2013:

	Level in	September 30, 2014		December 31, 2013
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$10,550	$10,550	$11,816	$11,816
Interest-bearing deposits in other banks	Level 1	9,556	9,556	12,419	12,419
Securities available for sale	Level 1	22,252	22,252	4,101	4,101
Securities available for sale	Level 2	165,713	165,713	146,199	146,199
Securities held to maturity	Level 2	512	507	511	506
Loans held for sale	Level 2	5,540	5,540	2,992	2,992
Loans and leases HFI, net, less impaired loans	Level 2	446,601	442,314	419,472	416,479
Impaired loans HFI, net	Level 3	23,195	23,195	26,872	26,872
Stock in FHLB of Atlanta	Level 2	2,294	2,294	849	849
Accrued interest receivable	Level 2	2,323	2,323	2,335	2,335
Mortgage servicing rights	Level 3	2,446	1,171	3,409	1,220
Bank-owned life insurance	Level 2	14,992	14,992	11,094	11,094
Forward starting interest rate swap	Level 2	(254)	(254)	(36)	(36)

Financial liabilities:
Deposits	Level 2	$602,179	$602,048	$587,158	585,704
Borrowed money:
Advances from FHLB	Level 2	37,500	37,500	-	-
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Investment Securities Available for Sale and Held to Maturity: The estimated fair value of investment securities is provided in Note 4 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input levels 1 and 2.

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

Impaired Loans Held for Investment, Net: Fair values for impaired loans and leases are estimated based on discounted cash flows or underlying collateral values, where applicable. Fair value hierarchy Input Level 3.

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

Note 12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of September 30, 2014 and December 31, 2013:

	9/30/14	12/31/13
	(In thousands)
Demand accounts:
Non-interest bearing checking	$99,219	$96,445
Interest bearing checking	130,421	128,161
Money market	52,052	43,388
Savings accounts	90,190	69,543
Certificate accounts	230,166	248,167
Total deposits	$602,048	$585,704

At September 30, 2014, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$17,287	$12,071	$29,358
Over three months through one year	40,889	31,662	72,551
Over one year through three years	45,558	42,642	88,200
Over three years to five years	18,636	21,421	40,057
Total time deposits	$122,370	$107,796	$230,166

The aggregate amount of time deposits with balances of $100,000 or more was $107,796,042 and $123,492,907 at September 30, 2014 and December 31, 2013, respectively.

Note 13. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2014. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2014, the 1997 Plan had 38,250 granted unexercised stock option shares. At September 30, 2014, the 2008 Plan includes 132,500 granted unexercised stock option shares, 13,900 granted nonvested restricted stock award shares and 809,850 shares available to be granted.

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

No options were granted during either of the quarters ended September 30, 2014 or 2013, respectively.

A summary of option activity under the Plans as of September 30, 2014 and 2013, and changes during the three and nine month periods ended September 30, 2014 and 2013, respectively, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended September 30, 2014:
Outstanding at December 31, 2013	160,375	$11.84
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Expired	(1,875)	19.88
Exercised	-	-
Outstanding at March 31, 2014	174,250	11.46	$257,090
Granted	1,000	8.06
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	175,250	11.44	$197,365
Granted	-	-
Forfeited	-	-
Expired	(4,500)	14.97
Exercised	-	-
Outstanding at September 30, 2014	170,750	11.35	$205,710
Vested and Exercisable at September 30, 2014	106,950	$14.45	$77,486

Quarter Ended September 30, 2013:
Outstanding at December 31, 2012	154,004	$12.86
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2013	154,004	12.86	$87,520
Granted	22,500	6.52
Forfeited	(8,000)	12.77
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2013	168,504	12.02	$84,100
Granted	-	-
Forfeited	(750)	29.85
Expired	-	-
Exercised	-	-
Outstanding at September 30, 2013	167,754	11.94	$72,700
Vested and Exercisable at September 30, 2013	107,254	$15.62	$15,110

The following weighted-average assumptions were used for grants awarded in the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended 9/30/14	Three Months Ended 9/30/13	Nine Months Ended 9/30/14	Nine Months Ended 9/30/13
Dividend growth rate	0.0%	0.0%	1.0%	0.0%
Expected volatility	0.0%	0.0%	53.0%	37.1%
Average risk-free interest rate	0.0%	0.0%	1.85%	1.4%
Expected lives - years	-	-	6	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2014, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	94,500	7.79	$5.97	30,700	$5.58
$10.01 – 17.00	27,000	4.95	11.01	27,000	11.01
$17.01 – 26.00	39,750	2.77	20.36	39,750	20.36
$26.01 – 34.00	9,500	1.94	28.14	9,500	28.14
	170,750	5.85	$11.35	106,950	$14.45

A summary of nonvested option shares as of September 30, 2014 and 2013, and vesting changes during the three and nine months ended September 30, 2014 and 2013, is presented below:

	Shares	Price
Period Ended September 30, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Vested	(7,000)	5.40
Nonvested at March 31, 2014	67,500	6.14
Granted	1,000	8.06
Forfeited	-	0.00
Vested	(4,700)	6.21
Nonvested at June 30, 2014	63,800	6.16
Granted	-	0.00
Forfeited	-	0.00
Vested	-	0.00
Nonvested at September 30, 2014	63,800	$6.16

Period Ended September 30, 2013:
Nonvested at December 31, 2012	50,166	$5.68
Granted	-	0.00
Forfeited	-	0.00
Vested	(11,166)	8.87
Nonvested at March 31, 2013	39,000	4.77
Granted	22,500	6.52
Forfeited	-	0.00
Vested	(1,000)	5.05
Nonvested at June 30, 2013	60,500	5.42
Granted	-	0.00
Forfeited	-	0.00
Vested	-	0.00
Nonvested at September 30, 2013	60,500	$5.42

There were no income tax benefits realized from the exercise of stock options for the three and nine months ended September 30, 2014 or 2013, and there was no intrinsic value for options exercised during the three and nine months ended September 30, 2014 or 2013, as no options were exercised during the respective periods.

Total compensation expense charged to income for stock options was $8,784 and $25,397, respectively, for the three and nine months ended September 30, 2014, compared to net compensation expense charged to income and net compensation benefit credited to income of $5,549 and $11,546, respectively, for the three and nine months ended September 30, 2013. As of September 30, 2014, total unrecognized compensation cost on granted unexercised shares was $123,926, and is expected to be recognized during the next five years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the three and nine months ended September 30, 2014, none and 13,900 restricted stock awards, respectively, were granted with a four year vesting period. Total compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2014 was $7,263 and $19,368, respectively. As of September 30, 2014, there was $96,836 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 3.5 years. A summary of nonvested restricted stock awards as of September 30, 2014 and vesting changes during the three and nine months ended September 30, 2014 is presented below:

	Shares	Price
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2014	13,900	$8.36
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2014	13,900	$8.36
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2014	13,900	$8.36

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended 9/30/14	Three Months Ended 9/30/13	Nine Months Ended 9/30/14	Nine Months Ended 9/30/13
Increase (decrease) net income before income taxes	$(16,047)	$(5,549)	$(44,765)	$11,546
Increase (decrease) net income	$(14,013)	$(5,549)	$(39,342)	$11,546
Increase (decrease) basic earnings per share	$0.00	$0.00	$0.00	$0.00
Increase (decrease) diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Note 14. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of September 30, 2014, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

The Bank's actual regulatory capital amounts and ratios as of September 30, 2014, and December 31, 2013, are listed below:

	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)	$84,493	16.2%	$81,213	16.8%
Tier 1 Capital (to Risk Weighted Assets)	77,948	14.9%	75,150	15.6%
Tier 1 Leverage Capital (to Average Assets)	77,948	11.0%	75,150	11.2%

Note 15. Recent Accounting Pronouncements. The following are Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides accounting guidance for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects qualifying for low-income housing tax credit. The guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. This ASU is effective for annual and interim periods beginning after December 15, 2014. The Company will evaluate the impact it may have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in substance foreclosure occurs and creditors are considered to have received physical possession of real estate property collateralizing a consumer mortgage loan such that the loan receivable is derecognized and the real estate property recognized. This ASU is effective for annual and interim periods beginning after December 15, 2014. The Company will evaluate the impact it may have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations of all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This ASU is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company will evaluate the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements; require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty; require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction; and require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This ASU is effective for first interim or annual period beginning after December 15, 2014. The Company will evaluate the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is effective for annual and interim periods beginning after December 15, 2015. The Company will evaluate the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. This ASU addresses the measurement difference between the fair value of a collateralized financing entity’s financial assets from the fair value of its financial liabilities, even though the financial liabilities have recourse only to the financial assets. The amendments in this ASU are effective for public business entities for annual and interim periods beginning after December 15, 2015. The Company will evaluate the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this ASU is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this ASU are effective for public business entities for annual and interim periods beginning after December 15, 2014. The Company will evaluate the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company will evaluate the impact it may have on its consolidated financial statements.

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

Entry Into a Material Definitive Agreement. On September 2, 2014, the Bank entered into a Purchase and Assumption Agreement with Bank of America, N.A. (BOA) to acquire nine branches located in North Carolina. On that date, the nine branches had deposits totaling approximately $261.4 million. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2014. Looking forward to the fourth quarter, our financial results will be impacted by numerous non-recurring transaction expenses related to the branch acquisition and the addition of both bankers and internal support personnel to leverage the acquired deposit base and to service these new customers. An immaterial amount of loans are being transferred through the transaction and we will invest the deposits using a mix of cash, short-term and intermediate term investment securities until the funds can be converted to higher yielding assets.

Comparison of Financial Condition at September 30, 2014, and December 31, 2013. Total assets increased to $734.7 million at September 30, 2014, from $674.7 million at December 31, 2013. Earning assets increased to $676.6 million at September 30, 2014 from $617.2 million at December 31, 2013. The ratio of earning assets to total assets was 92.1% at September 30, 2014, compared to 91.5% at December 31, 2013. The increase in total assets and earning assets was primarily the result of growth in investment securities available for sale and in loans and leases held for investment.

Interest-bearing deposits with banks declined to $9.6 million at September 30, 2014, from $12.4 million at December 31, 2013. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

Investment securities available for sale increased to $188.0 million at September 30, 2014, from $150.3 million at December 31, 2013. During the nine months ended September 30, 2014, there were $45.2 million of purchases, $788,000 of sales, $10.9 million of principal repayments, a $4.9 million increase in unrealized holding gains, and $743,000 of net accretion of premiums and discounts. The increased securities purchase activity is primarily attributable to pre-investing a portion of the BOA branch purchase transaction proceeds, which are currently being funded with short-term FHLB advances. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate liquidity levels.

Investment securities held to maturity were $507,000 and $506,000 at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, the Bank implemented a leverage strategy to add bonds to the investment portfolio of similar quality, structure and duration that is intended to enhance income generation capabilities. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for sale increased to $5.5 million at September 30, 2014, from $3.0 million at December 31, 2013, reflecting the net effect of current mortgage lending activity. During the nine months ended September 30, 2014, there were $14.7 million of loan sales, $16.8 million of loan originations net of principal payments and $448,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals, repayment of borrowings, investment purchases and general bank operations. Loans serviced for others declined to $310.3 million at September 30, 2014, from $325.4 million at December 31, 2013, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment increased by $22.0 million during the current nine month period, to $473.0 million at September 30, 2014, from $451.0 million at December 31, 2013. This increase reflects our fifth consecutive quarterly increase of growth in loans and leases held for investment. During the nine months ended September 30, 2014, there were $23.4 million of originations net of principal payments and $1.4 million of transfers to other real estate owned (“OREO”).

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on nonaccrual status declined to $4.5 million at September 30, 2014, from $5.6 million at December 31, 2013. The decline in non-accrual loans results primarily from the resolution of a previously reported $1.7 million relationship during the third quarter of 2014. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 1.0% at September 30, 2014, compared to 1.3% at December 31, 2013.

Loans are generally placed on nonaccrual status, and accrued unpaid interest is reversed, when management determines that collectability of interest, but not necessarily principal, is doubtful. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at September 30, 2014 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent eight quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL.

Management reassesses the ALLL methodology quarterly, and believes their accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in the loan and lease portfolio, changes in economic conditions and other factors will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the nine months ended September 30, 2014.

The ALLL was $7.5 million at September 30, 2014, compared to $7.6 million at December 31, 2013, reflecting provisions for credit losses and net charge-offs. During the nine months ended September 30, 2014, there were $1.1 million of provisions for credit losses and $1.2 million of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.59% at September 30, 2014, compared to 1.69% and December 31, 2013. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $23.7 million of loans classified as impaired, net of $364,000 in write-downs at September 30, 2014, compared to $27.5 million classified as impaired, net of $305,000 in write-downs at December 31, 2013. At September 30, 2014 and December 31, 2013, the ALLL included $513,000 and $663,000 specifically provided for impaired loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that the Bank is unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate.

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

OREO acquired from foreclosures declined to $8.1 million at September 30, 2014, from $9.4 million at December 31, 2013. During the nine months ended September 30, 2014, there were $2.6 million of disposals, $73,000 of valuation adjustments and $1.4 million of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $15.0 million at September 30, 2014, from $11.1 million at December 31, 2013. The Bank intends to utilize the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Prepaid expenses and other assets declined to $6.8 million at September 30, 2014, from $9.6 million at December 31, 2013, primarily reflecting a $3.1 million reduction in net deferred tax assets associated with the unrealized holding gains on investment securities available for sale. See “Consolidated Statements of Comprehensive Income” for additional information.

Total deposits increased to $602.0 million at September 30, 2014, from $585.7 million at December 31, 2013. For the current nine month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased by $34.3 million to $371.8 million at September 30, 2014, from $337.5 million at December 31, 2013, and were partially offset by an $18.0 million decline in certificates of deposit (“CDs”). CDs declined to $230.2 million, or 38.2% of total deposits at September 30, 2014, from $248.2 million, or 42.4% of total deposits at December 31, 2013.

The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the nine months ended September 30, 2014, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were $37.5 million of FHLB advances outstanding at September 30, 2014, compared to none at December 31, 2013, reflecting $17.5 million of short-term advances, and $20.0 million of fixed rate long-term funding acquired in connection with a strategy targeted at hedging the potential impact of rising interest rates on future earnings. At September 30, 2014, the weighted average cost of short-term and long-term FHLB advances was 0.36% and 2.19%, respectively. The Bank uses FHLB borrowings as a supplemental funding source for earning asset growth, for providing an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk. The current increase in the level of short-term advances is the result of the pre-investment strategy noted above. In anticipation of the fourth quarter closing of the BOA branch purchase transaction, we have begun purchasing investment securities funded with short-term FHLB advances. Once the BOA transaction is finalized and the deposit funds are received, the short-term advances will be repaid. See “Note 16. Interest Rate Hedging” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased to $80.4 million at September 30, 2014, from $74.9 million at December 31, 2013. This increase reflects the $3.7 million of net income earned for the nine months ended September 30, 2014 and a $2.9 million increase in accumulated other comprehensive income; net of $723,000 cash dividend payments, and $457,000 used to acquire 55,876 shares of the Company’s common stock pursuant to an announced repurchase plan. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $3.0 million at September 30, 2014, from $103,000 at December 31, 2013, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 10.36% at September 30, 2014, compared to 10.47% at December 31, 2013. There were 9,598,007 common shares outstanding at September 30, 2014, compared to 9,653,883 at December 31, 2013. The tangible book value per common outstanding share increased to $7.93 at September 30, 2014, from $7.32 at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of September 30, 2014, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since September 30, 2014 that management believes have changed the Bank's well capitalized category. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Nine Months Ended September 30, 2014 and 2013. Net income for the three months ended September 30, 2014 declined to $1.3 million, or $0.14 per diluted common share, from net income of $1.5 million, or $0.16 per diluted common share earned for the comparative 2013 three month period. Net income for the nine months ended September 30, 2014 declined to $3.7 million, or $0.39 per diluted common share, compared to net income of $4.9 million, or $0.50 per diluted common share earned for the first nine months of 2013.

When compared to the three months ended September 30, 2013, net income for the three months ended September 30, 2014 was primarily impacted by decreases in non-interest income and additional loan loss provision expense; and partially offset by an increase in net interest income, and decreases in non-interest expenses and income tax expense.

When compared to the nine months ended September 30, 2013, net income for the nine months ended September 30, 2014 was primarily impacted by decreases in net interest income, non-interest income and additional loan loss provision expense; and partially offset by decreases in non-interest expenses and income tax expense.

The decreases in non-interest income for the respective three and nine month periods were primarily attributable to lower volumes of sales of mortgage loans, OREO and investment securities and the related reduced amounts of net gains recognized.

Interest Income. Interest income increased to $7.3 million for the three months ended September 30, 2014, from $7.2 million for the three months ended September 30, 2013, but declined to $21.6 million for the nine months ended September 30, 2014, from $22.5 million for the nine months ended September 30, 2013. The year-over-year decline in interest income is due primarily to a decline in yields on earning assets, and secondarily to changes in the composition and volume of our earning asset base.

The tax equivalent yield on average earning assets declined to 4.52% and 4.58% for the three and nine months ended September 30, 2014, from 4.69% and 4.84% for the three and nine months ended September 30, 2013. Average earning assets increased to $654.7 million and $640.8 million for the three and nine months ended September 30, 2014, from $623.1 million and $630.4 million for the 2013 three and nine month periods.

Interest Expense. Interest expense increased to $716,000 for the three months ended September 30, 2014, from $694,000 for the three months ended September 30, 2013, but declined to $2.0 million for the nine months ended September 30, 2014, from $2.2 million for the nine months ended September 30, 2013. Interest expense was primarily impacted by increased interest expense on borrowings and offset by a reduction in interest paid on deposits between the comparative reporting periods, as well as changes in the mix and volume of average interest-bearing liabilities, including deposits and borrowings.

The cost of average interest-bearing liabilities was 0.53% and 0.51% for the three and nine months ended September 30, 2014, compared to 0.55% and 0.56% for the three and nine months ended September 30, 2013. The Bank has managed its cost of interest-bearing liabilities by a combination of growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment and the use of lower- cost short-term FHLB advances as a supplemental funding source, while being partially offset by additional cost of long-term FHLB advances implemented in the hedging strategy noted above. Although a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank.

Average interest-bearing liabilities increased to $536.1 million and $522.0 million for the three and nine months ended September 30, 2014, from $504.7 million and $514.6 million for the comparable 2013 three and nine month periods. Average noninterest-bearing demand deposits increased to $96.6 million and $96.0 million for the three and nine months ended September 30, 2014, from $95.9 million and $92.6 million for the comparable 2013 three and nine month periods.

Net Interest Income. Net interest income increased to $6.6 million for the three months ended September 30, 2014, from $6.5 million for the three months ended September 30, 2013. Net interest income declined to $19.6 million for the nine months ended September 30, 2014, from $20.4 million for the nine months ended September 30, 2013. The tax equivalent net interest margin declined to 4.09% and 4.16% for the three and nine months ended September 30, 2014, from 4.25% and 4.38% for the comparative 2013 three and nine month periods.

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

Yield/Cost Analysis. The following table contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2014 and 2013, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$477,477	$6,068	5.08%	$444,939	$6,055	5.41%
Investments and deposits (1) (5)	177,223	1,248	2.82%	178,153	1,165	2.92%
Total earning assets (1)	654,700	7,316	4.52%	623,092	7,220	4.69%
Nonearning assets (6)	62,391			57,649
Total assets	$717,091			$680,741
Interest bearing liabilities:
Deposits	$499,667	523	.42%	$494,429	612	.49%
Borrowings	26,170	112	1.68%	0	0	.00%
Junior subordinated debentures	10,310	81	3.09%	10,310	82	3.17%
Total interest-bearing liabilities	536,147	716	.53%	504,739	694	.55%
Noninterest bearing demand deposits	96,643	0	.00%	95,919	0	.00%
Total sources of funds	632,790	716	.45%	600,658	694	.46%
Other liabilities and stockholders’ equity:
Other liabilities	4,058			5,514
Stockholders' equity	80,243			74,569
Total liabilities and stockholders' equity	$717,091			$680,741
Net interest income		$6,600			$6,526
Interest rate spread (1) (2)			3.99%			4.14%
Net funding spread (1) (3)			4.07%			4.23%
Net interest margin (1) (4)			4.09%			4.25%
Ratio of earning assets to interest bearing liabilities			122.11%			123.45%

Yield/Cost Analysis	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$469,566	$17,967	5.10%	$452,269	$18,715	5.53%
Investments and deposits (1) (5)	171,231	3,642	2.84%	178,112	3,834	3.11%
Total earning assets (1)	640,797	21,609	4.58%	630,381	22,549	4.84%
Nonearning assets (6)	59,900			60,047
Total assets	$700,697			$690,428
Interest bearing liabilities:
Deposits	$495,054	1,609	.43%	$500,706	1,908	.51%
Borrowings	16,668	157	1.24%	3,610	7	.25%
Junior subordinated debentures	10,310	243	3.10%	10,310	259	3.31%
Total interest-bearing liabilities	522,032	2,009	.51%	514,626	2,174	.56%
Noninterest bearing demand deposits	95,989	0	.00%	92,561	0	.00%
Total sources of funds	618,021	2,009	.43%	607,187	2,174	.48%
Other liabilities and stockholders’ equity:
Other liabilities	4,127			6,424
Stockholders' equity	78,549			76,817
Total liabilities and stockholders' equity	$700,697			$690,428
Net interest income		$19,600			$20,375
Interest rate spread (1) (2)			4.07%			4.28%
Net funding spread (1) (3)			4.15%			4.36%
Net interest margin (1) (4)			4.16%			4.38%
Ratio of earning assets to interest bearing liabilities			122.75%			122.49%

(1)	Yield shown as a tax-adjusted yield.
(2)	The difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(3)	The difference between the yield on average earning assets and the cost of average funding sources, including demand accounts.
(4)	Net interest income (tax adjusted basis), divided by average earning assets.
(5)	Average balance based on Amortized Cost.
(6)	Average balance includes unrealized gain (loss) on investment securities.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $400,000 and $1.1 million of provisions for credit losses in the three and nine months ended September 30, 2014, compared to none and $400,000 recorded in the three and nine months ended September 30, 2013. The increase in year-to-date provisions for credit losses is primarily attributable to the net growth in loans and leases held for investment, as previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Noninterest Income. Total noninterest income declined to $2.2 million and $6.3 million for the three and nine months ended September 30, 2014, from $2.7 million and $8.1 million for the three and nine months ended September 30, 2013. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges totaled $1.1 million and $3.2 million for the three and nine months ended September 30, 2014 and 2013, respectively. Deposit fees and service charges increased to 49.8% and 50.3% of total non-interest income for the three and nine months ended September 30, 2014, from 39.3% and 39.0% for the three and nine months ended September 30, 2013. We anticipate additional service charge revenue from deposits going forward as we focus on growing our deposit base through new product offerings and customer acquisition.

Gain on sale and other fees on mortgage loans declined to $429,000 and $1.1 million for the three and nine months ended September 30, 2014, from $645,000 and $2.2 million for the comparative 2013 three and nine month periods. Loan fees and charges and mortgage loan servicing fees declined to $287,000 and $842,000 for the three and nine months ended September 30, 2014, compared to $380,000 and $1.1 million for the respective 2013 three and nine month periods. The Bank has experienced a recent slowdown in mortgage lending activity, due to increases in mortgage rates from their historic low levels and the current economic environment, resulting in reduced revenue generated from the sale and servicing of mortgage loans and loan fees and charges during the respective 2014 reporting periods.

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

Gains on sales of investment securities available for sale were none and $14,000 for the three and nine months ended September 30, 2014, compared to $268,000 and $548,000 for the respective 2013 three and nine month periods. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

Included in other noninterest income is revenue from BOLI investments. BOLI earnings increased to $133,000 and $398,000 for the three and nine months ended September 30, 2014, from $103,000 and $188,000 for the comparative 2013 three and nine month periods. The Bank intends to utilize the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Net gains recognized from the sale of OREO were $9,000 and $82,000 for the three and nine months ended September 30, 2014, compared to $68,000 and $403,000 for the three and nine months ended September 30, 2013, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, was $2.2 million and $6.2 million for the three and nine months ended September 30, 2014, compared to $2.4 million and $7.2 million for the respective 2013 three and nine month periods.

Noninterest Expense. Total noninterest expense declined to $6.5 million and $19.6 million for the three and nine months ended September 30, 2014, from $6.9 million and $20.6 million for the respective 2013 three and nine month periods. The year-over-year variation in noninterest expenses was primarily attributable to a significant reduction in OREO valuation and maintenance expenses, as well as lower deposit insurance premiums.

Compensation and fringe benefits, the largest component of noninterest expense, was $3.8 million and $11.5 million for both the three and nine month periods ended September 30, 2014 and 2013, respectively, reflecting efforts placed on managing human resources expense. The Bank will continue managing staffing levels to ensure it meets ongoing customer needs and to support future growth.

FDIC insurance assessments declined to $137,000 and $421,000 for the three and nine months ended September 30, 2014, from $228,000 and $700,000 for the respective 2013 three and nine month periods, reflecting a reduction in the deposit insurance assessment calculation base.

Data processing costs were $567,000 and $1.7 million for the three and nine months ended September 30, 2014, compared to $559,000 and $1.8 million for the respective 2013 three and nine month periods. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Expenses attributable to ongoing maintenance, property taxes and insurance and valuation adjustments for OREO properties declined to $167,000 and $396,000 for the three and nine months ended September 30, 2014, from $288,000 and $1.0 million for the respective 2013 three and nine month periods.

Premises and equipment, advertising, amortization of intangibles and other expense in aggregate, were relatively consistent during the respective three and nine month reporting periods.

Income Taxes. Income tax expense declined to $565,000 and $1.5 million for the three and nine months ended September 30, 2014, from $767,000 and $2.6 million for the respective 2013 three and nine month periods. The effective income tax rates were 29.63% and 29.02% for the three and nine months ended September 30, 2014, compared to 33.28% and 34.94% for the respective 2013 three and nine month periods. The increased investment in tax-exempt municipal bonds has resulted in lowering the Company’s income tax burden. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. ROA was .74% and .71% for the three and nine months ended September 30, 2014, compared to .90% and .94% for the three and nine months ended September 30, 2013. ROE was 6.70% and 6.42% for the three and nine months ended September 30, 2014, compared to 8.18% and 8.47% for the three and nine months ended September 30, 2013. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 72.52% and 74.26% for the three and nine months ended September 30, 2014, compared to 75.05% and 72.32% for the three and nine months ended September 30, 2013.

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

At September 30, 2014, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $214.1 million, compared to $178.0 million at December 31, 2013. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 33.44% at September 30, 2014, compared to 28.74% at December 31, 2013, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities held for sale. At September 30, 2014, the Bank had $108.9 million of credit availability with the FHLB, of which there was lendable collateral value totaling $71.4 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at September 30, 2014, the Bank had $70.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at September 30, 2014, and December 31, 2013. See “Note 14. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum Tier 1 capital to risk-weighted assets ratio from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, begins in January 2015, while the phase-in period for larger banks started in January 2014. Management is evaluating the impact of the implementation of these new regulatory capital standards on the Company and the Bank, and expects both of them to continue to be well-capitalized under the new rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

July 2014 Beginning date: July 1 Ending date: July 31	-	-	-	334,296

May 2014 Beginning date: August 1 Ending date: August 31	-	-	-	334,296

September 2014 Beginning date: September 1 Ending date: September 30	-	-	-	334,296

Shares may be purchased under a repurchase program announced on October 29, 2013. Under this program, the Company announced that it may purchase up to 487,560 shares of its common stock over a one year period, expiring on October 29, 2014. There were no share purchases during the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
10.20	Purchase and Assumption Agreement dated as of September 2, 2014, between Bank of America, N.A. and First South Bank (Incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 3, 2014 (File No. 0-22219))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013 (unaudited); (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of September 30, 2014 and December 31, 2013, and for the Three and Nine Months Ended September 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2014

