Form 10-K
period 2014-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2015-03-25
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (888) 993-7664

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2014, was approximately $68.1 million based on the closing sale price of the registrant’s Common Stock as listed on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 2015: 9,526,770.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2014. (Part III)

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

The Bank’s income consists of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts. The Bank’s expenses consists of interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, occupancy expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance, and other miscellaneous expenses. Funds for these activities are provided by deposits, borrowings, repayments of outstanding loans and investments and other operating revenues.

Market Area. The Bank makes loans and obtains deposits throughout eastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2014, management believes that a majority of all deposits and loans come from its primary market area. The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers, colleges and universities, hospitals and military bases located throughout the Bank’s primary market area.

The average unemployment rate in the nineteen county market area served by the Bank was 5.3% at December 31, 2014, compared to 5.2% for the State of North Carolina, 5.5% for the Federal Reserve Fifth District and a 5.6% National average.

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

Acquisition of Branch Offices. On December 15, 2014, the Bank announced it completed the acquisition of nine branch banking offices in eastern North Carolina from Bank of America, N.A. (“BOA”) effective December 12, 2014. The branch offices are located in Elizabethtown, Goldsboro, Kenansville, Kinston, Kitty Hawk, Morehead City, Mount Olive, Wallace and Wilson, North Carolina.

Following the purchase of these branches, the Bank’s franchise increased from 26 to 35 banking offices, further expanding its geographic footprint and becoming a more prominently positioned community bank in eastern North Carolina. The Bank has a history of serving eastern and central North Carolina and these new markets are located in the center of its franchise. Expansion into these new markets supports a strategy to capitalize on opportunities that leverage capital, create economies of scale, increase operating efficiency and enhance shareholder value.

The acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the nine BOA branches for a premium of approximately 1.35% of the assumed deposits. The Bank invested the net funds received into a mix of short and intermediate term investment securities until the funds can be converted to higher yielding assets. The net amount of cash received from the acquisition of the nine BOA branches was $166.4 million. The fair value of assets, including identifiable intangible assets, and deposits assumed were as follows (in thousands):

Loans	$1,328
Premises and equipment	2,650
Identifiable intangible assets	2,183
Overdraft accounts	377
Deposits	172,667
Other liabilities	14

Additional information regarding the branch acquisition transaction was reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2014; in the Current Report on Form 8-K, filed with the SEC on December 15, 2014; and in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the SEC on November 13, 2014. As previously discussed in the Form 10-Q for the quarter ended September 30, 2014, and included in discussion contained in this Form 10-K, various non-recurring expenses related to the acquisition and the addition of bankers and support personnel to leverage the acquired deposit base and to service the new customers impacted our results of operations for the quarter ended December 31, 2014. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation- Results of Operation-Comparison of Operating Results for the Years Ended December 31, 2014 and 2013-Impact of Acquisition Transaction Expenses”, below for additional information.

Lending Activities. General. The Bank’s loan portfolio consists of loans held for sale as well as loans and leases held for investment. Gross loans held for sale totaled $4.8 million at December 31, 2014, or 0.5% of total assets. Loans and leases held for investment, net of fees and associated allowance for loan and lease losses, totaled $472.9 million at December 31, 2014, or 53.4% of total assets. The Bank’s policy is to concentrate its lending activities within its market area.

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to ASC 825, Financial Instruments, the Bank marked these mortgage loans to market at December 31, 2014. The Bank had $4.8 million of mortgage loans held for sale at December 31, 2014. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Loans and Leases Held for Investment. The Bank originates a significant amount of loans and leases (“loans”) held for investment. At December 31, 2014, commercial real estate, construction, and lot/land loans amounted to $310.9 million, or 64.6% of gross loans held for investment. The Bank strives to originate commercial business loans and consumer loans. At December 31, 2014, commercial business loans totaled $28.4 million, or 5.9% of gross loans held for investment. Consumer loans, including real estate, construction, lots and raw land, and home equity lines of credit, totaled $62.7 million, or 13.0% of gross loans held for investment. At December 31, 2014, $66.9 million, or 13.9% of gross loans held for investment, consisted of single-family, residential mortgage loans. At December 31, 2014, the Bank had $12.4 million of lease receivables, or 2.6% of gross loans held for investment. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Portfolio Composition of Loans Held for Investment. The following table contains a five year summary of the composition of loans held for investment by classification of loan category, at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. At December 31, 2014, the Bank had no concentrations of loans exceeding 10% of gross loans, other than as disclosed below.

	At December 31,
	2014		2013		2012		2011		2010
Loans Held for Investment	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans
	(Dollars in thousands)
Mortgage Loans:
Residential real estate	$64,647	13.4%	$67,426	14.9%	$72,505	16.4%	$58,499	10.9%	$49,897	8.0%
Residential construction	1,382	0.3	1,201	0.3	2,834	0.6	2,483	0.5	1,371	0.2
Residential lots and raw land	828	0.2	904	0.2	885	0.2	822	0.2	771	0.1
Total mortgage loans	66,857	13.9	69,531	15.4	76,224	17.2	61,804	11.6	52,039	8.3

Commercial loans and leases:
Commercial real estate	255,800	53.2	227,280	50.3	216,618	48.9	273,703	51.2	308,504	49.6
Commercial construction	27,646	5.7	24,597	5.4	20,495	4.6	25,441	4.8	47,527	7.7
Commercial lots and raw land	27,502	5.7	27,681	6.1	34,785	7.9	72,385	13.5	100,569	16.2
Commercial and industrial	28,379	5.9	26,108	5.8	20,768	4.7	17,683	3.3	22,481	3.6
Lease receivables	12,392	2.6	8,179	1.8	5,712	1.3	7,578	1.4	8,148	1.3
Total commercial loans and leases	351,719	73.1	313,845	69.4	298,378	67.4	396,790	74.2	487,229	78.4

Consumer loans:
Consumer real estate	18,863	3.9	21,221	4.7	19,350	4.4	19,366	3.6	18,838	3.0
Consumer construction	1,412	0.3	1,549	0.3	681	0.1	746	0.1	1,554	0.3
Consumer lots and raw land	10,430	2.2	14,726	3.3	17,249	3.9	20,934	3.9	20,830	3.4
Home equity lines of credit	28,059	5.8	27,546	6.1	26,654	6.0	30,479	5.7	35,397	5.7
Consumer other	3,932	0.8	3,547	0.8	4,347	1.0	4,903	0.9	5,860	0.9
Total consumer loans	62,696	13.0	68,589	15.2	68,281	15.4	76,428	14.2	82,479	13.3

Gross loans held for investment	481,272	100.0%	451,965	100.0%	442,883	100.0%	535,022	100.0%	621,747	100.0%
Less deferred loan origination fees, net	836		1,005		1,036		1,062		1,307
Less allowance for loan and lease losses	7,520		7,609		7,860		15,194		18,830

Total loans held for investment, net	$472,916		$443,351		$433,987		$518,766		$601,610

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

The Bank estimates probable losses related to unfunded lending commitments and records a reserve for unfunded commitments in other liabilities on the consolidated balance sheet. At December 31, 2014, and 2013, the balance of the reserve for unfunded commitments was $290,000 and $264,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the assessment of the reserve for unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent eight quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the reserve for unfunded commitments at December 31, 2014. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in thousands)
Unfunded Commitments
Residential mortgage loans
Construction	$2,588	3.0%	$2,216	3.0%
Total residential mortgage loans	2,588	3.0	2,216	3.0

Commercial loans and leases:
Real estate secured	13,937	15.9	6,029	8.1
Non-Real Estate	13,185	15.0	9,457	12.7
Construction	11,070	12.6	9,354	12.6
Total commercial loans and leases	38,192	43.5	24,840	33.4

Consumer loans:
Home equity loans	41,215	47.0	40,579	54.7
Real Estate Secured	291	0.3	339	0.5
Non-Real Estate	5,143	5.9	4,903	6.6
Construction	263	0.3	1,371	1.8
Total consumer loans	46,912	53.5	47,192	63.6
Total Unfunded Commitments	$87,692	100.0%	$74,248	100.0%

Maturities of Loans Held for Investment. The following table sets forth certain information at December 31, 2014, regarding the dollar amount of maturing loans held for investment, based on their scheduled maturities. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shortens the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of undisbursed construction loans-in-process. Lease receivable balances are included in other loans.

Gross Loans Held for Investment	Due in One Year or Less	Due After 1 Through 5 Years	Due After 5 or More Years	Total
	(In thousands)
Residential real estate loans	$1,750	$3,038	$62,069	$66,857
Commercial real estate, business and other loans	58,867	230,040	125,508	414,415
Total	$60,617	$233,078	$187,577	$481,272

The following table sets forth the dollar amount of loans held for investment due one year or more after December 31, 2014, with fixed interest rates and with floating or adjustable interest rates.

Gross Loans Held for Investment	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$41,389	$23,718
Commercial real estate, business and other loans	282,703	72,845
Total	$324,092	$96,563

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

The Bank’s loan originations are derived from a number of sources, including calling officers, referrals from depositors and borrowers, repeat customers, advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried employees with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, by phone and loan officers originating loans at off-site locations, such as a realtor office. During the years ended 2014 and 2013, the Bank purchased $4.2 million and $3.8 million, respectively, of participations in commercial business loans from other financial institutions.

The Bank sells single-family mortgage loans that it originates to the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”). The Bank also exchanges single-family mortgage loans for mortgage-backed securities with FHLMC.  During 2014, the Bank sold $21.3 million of loans to FHLMC, compared to $65.9 million of sales executed during 2013. The Bank generally retains servicing on loans sold to or exchanged with FHLMC. In 2015, the Bank anticipates selling mortgage loans, servicing retained, to the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”).

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $3.0 million or any borrower with aggregate credit of greater than $4.0 million must be approved by the Directors’ Loan Committee. The Directors’ Loan Committee is comprised of three outside directors who serve on a rotating basis. Such loans are presented weekly by the Management Loan Committee. The President does not serve on the Directors’ Loan Committee. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts depending upon the type of loan and the lender’s level of expertise. In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the loan committees.

Generally, after receipt of a loan application from a prospective borrower, in compliance with federal and state laws and regulations, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation by qualified Bank personnel. The type of valuation is dependent upon factors such as the real estate property type and the amount of the loan request. Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC, FNMA, investor guidelines or the Bank’s internal guidelines. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of mortgage loans underwritten for sale to FHLMC. In addition, mortgage loans sold to other investors may be manually underwritten by the Bank, or through FHLMC’s Loan Prospector, FNMA Desktop Underwriter, or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency (“FEMA”), obtain flood insurance.

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on residential and commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $12.4 million at December 31, 2014. The Bank had no lending relationships in excess of the loans-to-one-borrower limit at December 31, 2014.

Interest rates charged by the Bank on loans are affected by inherent risk, competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2014, single-family, residential mortgage loans, excluding home improvement loans, totaled $66.9 million, or 13.9% of gross loans held for investment. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2014, $41.8 million, or 62.5%, of the gross residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank retains fixed-rate mortgages with maturities of less than 10 years, while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market. The Bank also originates conventional mortgage loans in its market area, which are underwritten, closed and sold servicing-retained in the secondary market. The Bank also originates government mortgage loans which are underwritten, closed and sold servicing-released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap is generally up to 6.0% above the initial rate. The Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, most recently the floor is generally the initial loan rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2014, $25.1 million, or 37.5% of the gross residential mortgage loans were adjustable-rate loans.

The retention of adjustable-rate loans in the loan portfolio helps reduce exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to manage the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the adjustable-rate loans will fully adjust to compensate for increases in the cost of funds.

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

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of their own single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 2.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 2.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. The Bank originates speculative and pre-sold construction loans on 1-to-4 family residential properties in select markets within its primary market area. At December 31, 2014, construction loans in the commercial portfolio totaled $27.6 million, or 5.7% of gross loans held for investment.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board for loans in excess of $250,000. For loans up to $250,000, and certain qualified owner occupied commercial loans up to $1.0 million, the Bank requires an evaluation of the property by qualified Bank personnel, or an outside appraisal by an approved appraiser. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.25% to 1.0% construction loan fee for speculative builder loans and for construction loans to owner-occupants. For residential construction loans, the Bank generally charges an origination fee, construction fee, and/or a commitment fee up to 1.0% of the commitment amount.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property). On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors their creditworthiness. Builder relationships are analyzed and underwritten annually by the Bank’s credit administration department.

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting them to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied properties. Such loans generally range in size from $100,000 to $4.0 million. At December 31, 2014, commercial real estate loans totaled $255.8 million, or 53.2% of gross loans held for investment. Commercial real estate loans are originated for three to ten year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 2.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 20 year amortization schedule, generally with a balloon payment due after three to ten years.

Commercial real estate (“CRE”) lending entails additional risks, as compared with single-family residential property lending. CRE loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on CRE loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which CRE loans are made for loans over $900,000. In addition, in the case of CRE loans made to a partnership or a corporation, the Bank obtains personal guarantees from an owner with 20% or more interest in the company and for loans over $900,000 annual financial statements of the principals of the partnership or corporation.

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

The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, engineering, architecture, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and when appropriate, cross-collateralized by a real estate mortgage, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.5% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $4.0 million. At December 31, 2014, commercial business loans totaled $28.4 million, or 5.9% of gross loans held for investment.

The Bank underwrites commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For unsecured loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

When appropriate to mitigate risks, the Bank makes commercial loans guaranteed by the US Small Business Administration (SBA). The Bank maintains a Certified Lender and Preferred Lender status with the SBA and is eligible to participate in all SBA loan programs available.

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2014, lease receivables totaled $12.4 million, or 2.6% of gross loans held for investment.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, cash secured loans, home equity loans and other miscellaneous consumer loans, both secured and unsecured loans. At December 31, 2014, consumer loans totaled $62.7 million, or 13.0% of gross loans held for investment.

At December 31, 2014, home equity line of credit loans totaled $28.1 million, or 5.8% of gross loans held for investment. Home equity lines of credit have adjustable interest rates tied to the prime interest rate plus or minus a margin, and require monthly payments based on the outstanding balance. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires fire and extended coverage casualty insurance (and if appropriate, flood insurance) to be maintained in amount sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

Consumer lending allows the Bank to earn yields higher than those on single-family residential lending. However, consumer loans have greater risks than residential mortgage loans, particularly in the case of unsecured loans or loans secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often times does not warrant further collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of their income and ability to repay the loan, and the value of the collateral.

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

The Bank has developed a program to originate residential mortgage loans as an agent for a credit union. The Bank receives a 1.0% origination fee for each loan as well as an annual 0.375% servicing fee of the loan amount. All of these loans are funded and closed in the name of the credit union.

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

On a loan-by-loan basis, the Bank restructures loans that were either on nonaccrual or accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, the monthly payment is not significantly larger than the contractual payment before restructuring, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required.

The Bank also performs restructurings on certain troubled loan workouts whereby existing loans are restructured into a multiple note structure (“A Note and B Note” structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off upon restructuring.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts originated for 2014 and 2013 is as follows:

	Year Ended 12/31/14	Year Ended 12/31/13
	(In thousands)
Note A Structure
Commercial real estate (1)	$275	$0

Note B Structure
Commercial real estate (2)	$174	$0

Reduction of interest income	$5	$0

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2014, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Based on an impairment analysis of loans held for investment, at December 31, 2014 there were $20.3 million of loans classified as impaired, net of $375,000 in write-downs and payments applied to principal; compared to $27.5 million of loans classified as impaired, net of $305,000 in write-downs and payments applied to principal at December 31, 2013. The allowance for loan losses included $792,000 and $663,000 specifically provided for these impaired loans at December 31, 2014 and 2013, respectively.. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See Notes 1, 4 and 5 of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2014, the Bank had $5.0 million of loans held for investment on nonaccrual status, segregated by the following classes of financing receivables: residential real estate - $1.5 million; residential lots and raw land - $11,000; commercial real estate - $1.9 million; commercial lots and raw land - $1.1 million; lease receivables - $69,000; home equity lines-of-credit - $61,000; consumer real estate - $265,000; consumer lots and raw land - $124,000; and consumer other - $6,000. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

Other real estate owned (“OREO”) acquired in settlement of loans is classified as real estate acquired through foreclosure. It is recorded at the lower of the estimated fair value (less estimated selling costs) of the underlying real estate or the carrying amount of the loan. Any required write-down of a loan to its fair value (less estimated selling costs) is charged against the allowance for credit losses. In most cases, the estimated fair values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion (“BPO”) with appropriate comparables. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. In certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly. OREO is reviewed annually to determine the property is appropriately valued and any subsequent valuation adjustments are charged against current income. Costs related to holding such real estate is charged against income in the current period. See Notes 1, 7 and 20 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

The Bank assigns a risk grade to each commercial, consumer, and in-house mortgage loan. The grading system established by the Bank includes grades 1 through 9. These grades are defined as follows: “1” is Excellent and considered to be of the highest quality with significant financial strength, stability, and liquidity; “2” is Above Average and supported by above average financial strength and stability; “3” is Average and supported by upper tier industry-average financial strength and stability; “4” is Acceptable and supported by lower end industry-average financial strength and stability; “5” is Watch and has been identified by the lender as a loan that has shown some degree of deterioration from its original status; “6” is Special Mention; “7” is Substandard; “8” is Doubtful; and “9” is Loss. Risk grades 1 through 5 are collectively labeled “Pass” by regulators, and have minimal risk and minimal loss history. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Loans held for investment are reviewed not less than quarterly, to determine whether any loans require classification or re-classification. At December 31, 2014, the Bank had $30.4 million of criticized and classified loans, including $14.6 million classified as special mention, $15.7 million classified as substandard, $89,000 classified as doubtful, and none classified as loss; compared to $42.2 million of criticized and classified loans at December 31, 2013, including $28.6 million classified as special mention, $13.6 million classified as substandard, and none classified as doubtful or as loss.

Allowance for Credit Losses. The Bank maintains general and specific allowances for loan and lease losses (“ALLL”) and an allowance for unfunded loan commitments (“AULC”), collectively, the allowance for credit losses (“ACL”) at levels the Bank believes are appropriate in light of the risk inherent in loans and leases held for investment and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the ACL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the ACL.

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

The ACL calculation methodology takes into account GAAP and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience over the most recent eight quarters. The ACL contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate, and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment. See Notes 1, 4, 5 and 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Historical Loss and Qualitative Analysis. The assessment of the adequacy of the ACL includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and exercises management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective component areas assessed in terms of basis points used in determining the overall adequacy of the ACL. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ACL validation. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ACL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the adequacy of the ACL. A -10 basis point component rating indicates the most positive effect on the ACL.

On a quarterly basis the Board reviews the allowance methodology. During the fourth quarter the Board elected to expand the look back period the Bank utilizes for prior credit losses to be included in the allowance modeling from eight quarters to twelve quarters to incorporate more of the recent current economic downturn.

Following is a five year summary of activity in the ACL, which includes the allowance for loan and lease losses and unfunded loan commitments, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2009	$13,504	$240	$13,744
Provisions for credit losses	22,155	(3)	22,152
Loans and leases charged-off	(17,783)	-	(17,783)
Loans and leases recovered	954	-	954
Net (charge-offs)/recoveries	(16,829)	-	(16,829)
Balance at December 31, 2010	18,830	237	19,067

Balance at December 31, 2010	18,830	237	19,067
Provisions for credit losses	10,813	17	10,830
Loans and leases charged-off	(15,106)	-	(15,106)
Loans and leases recovered	657	-	657
Net (charge-offs)/recoveries	(14,449)	-	(14,449)
Balance at December 31, 2011	15,194	254	15,448

Balance at December 31, 2011	15,194	254	15,448
Provisions for credit losses	23,252	(26)	23,226
Loans and leases charged-off	(32,201)	-	(32,201)
Loans and leases recovered	1,615	-	1,615
Net (charge-offs)/recoveries	(30,586)	-	(30,586)
Balance at December 31, 2012	7,860	228	8,088

Balance at December 31, 2012	7,860	228	8,088
Provisions for credit losses	1,085	36	1,121
Loans and leases charged-off	(1,945)	-	(1,945)
Loans and leases recovered	609	-	609
Net (charge-offs)/recoveries	(1,336)	-	(1,336)
Balance December 31, 2013	7,609	264	7,873

Balance at December 31, 2013	7,609	264	7,873
Provisions for credit losses	1,100	26	1,126
Loans and leases charged-off	(1,316)	-	(1,316)
Loans and leases recovered	127	-	127
Net (charge-offs)/recoveries	(1,189)	-	(1,189)
Balance at December 31, 2014	$7,520	$290	$7,810

The following table is a five year allocation of the ACL by loan portfolio segment at the dates indicated. The allocation of the ACL to each loan portfolio segment is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage (1)	$1,195	15.9%	$933	12.3%	$1,237	15.7%	$1,375	9.1%	$358	1.9%
Commercial (2)(3)	5,258	69.9	5,481	72.0	5,023	63.9	10,213	67.2	15,461	82.1
Consumer (4)	1,067	14.2	1,195	15.7	1,600	20.4	3,606	23.7	3,011	16.0
Total allowance for loan and lease losses	$7,520	100.0%	$7,609	100.0%	$7,860	100.0%	$15,194	100.0%	$18,830	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
Commercial	84	29.0	60	22.7	42	18.4	52	20.5	49	20.7
Consumer	206	71.0	204	77.3	186	81.6	202	79.5	188	79.3
Total allowance for unfunded loan commitments (5)	$290	100.0%	$264	100.0%	$228	100.0%	$254	100.0%	$237	100.0%

Combined total allowance for credit losses	$7,810		$7,873		$8,088		$15,448		$19,067

(1)	Includes $185,000 of specific allowance for loan losses on one residential real estate loan.
(2)	Includes commercial real estate, commercial business loans and lease receivables.
(3)	Includes $418,000 of specific allowance for loan losses on six commercial real estate loans.
(4)	Includes $189,000 of specific allowance for loan losses on five consumer loans.
(5)	Recorded as other liabilities in the consolidated statements of financial condition.

Investment Securities Activities

General. Interest income from investment securities generally provides the second largest source of income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use investment securities to enhance earnings and provide liquidity. At December 31, 2014, the Bank’s investment securities available for sale and held to maturity totaled $292.3 million and $507,000, respectively, with unrealized securities gains of $3.2 million, net of deferred taxes. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on the investment securities portfolio on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Asset/Liability Management Committee (“ALCO”) consisting of four directors, and are reviewed by the Board on a monthly basis. The Bank’s President and Chief Financial Officer have authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2014, mortgage-backed securities with an amortized cost of $170.4 million and a carrying value of $174.3 million, or 19.7% of total assets, were held as available for sale. Mortgage-backed securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Mortgage-backed securities represent participation interests in pools of single-family or multi-family mortgages, and their principal and interest payments are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. The intermediaries include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”), which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

At December 31, 2014, the mortgage-backed securities portfolio had a weighted average yield of 2.62%. The yield is based on the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. At December 31, 2014, the average life of the mortgage-backed securities portfolio was approximately 6.2 years. The actual life of a mortgage-backed security varies depending on mortgagors prepaying/repaying the underlying mortgages.

Municipal Securities. At December 31, 2014, municipal securities with an amortized cost of $54.0 million and a carrying value of $55.7 million, or 6.3% of total assets, were held as available for sale. Municipal securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures, such as the construction of highways, bridges or schools. Municipal securities purchased by the Bank are generally exempt from federal taxes, and from state and local taxes where the security is issued by a municipality located within the state of North Carolina. At December 31, 2014, the municipal securities portfolio had a weighted average yield of 2.96%, and an average life of approximately 6.0 years.

Corporate Bonds. At December 31, 2014, corporate bonds with an amortized cost of $31.4 million and a carrying value of $31.1 million, or 3.5% of total assets, were held as available for sale. Corporate bonds are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Corporate bonds represent investment grade debt instruments issued by companies for the purpose of raising capital. At December 31, 2014, the corporate bonds portfolio had a weighted average yield of 1.71%, and an average life of approximately 5.6 years.

Government Agencies. At December 31, 2014, government agencies with an amortized cost of $30.9 million and a carrying value of $31.2 million, or 3.5% of total assets, were held as available for sale. Government agencies are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2014, the government agencies portfolio has a weighted average yield of 2.29%, and an average life of approximately 6.0 years. At December 31, 2014, the Company had $507,000 of government agencies classified as held to maturity.

Investment Securities. Investments in certain securities are classified into three categories and accounted for as follows: (1) debt and equity securities bought with the intent to hold to maturity are classified as held for investment and reported at amortized cost; (2) debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

As a member of the FHLB of Atlanta, the Bank is required to maintain this investment in FHLB stock. The Bank had $606,500 of FHLB stock at December 31, 2014.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth the carrying value of the Bank’s investment securities portfolio, by categories, at December 31, 2014, 2013, and 2012, respectively.

	At December 31,
	2014 (1)	2013	2012
	(In thousands)
Securities available for sale:
Government agencies	$31,232	$4,101	$-
Mortgage-backed securities	174,280	95,453	140,262
Municipal securities	55,702	43,892	24,576
Corporate bonds	31,085	6,854	-
Total	$292,299	$150,300	$164,838

Securities held to maturity:
Government agencies	$507	$506	$-
FHLB stock	607	849	1,859
Total	$1,114	$1,355	$1,859

(1)	The increased volume of securities available for sale at December 31, 2014, is attributable to investing the net cash received in the branch acquisition discussed above, using a mix of cash, short-term and intermediate term investment securities, until the funds can be converted to higher yielding assets.

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Bank’s investment securities portfolio at December 31, 2014.

	Five Years or Less		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
			(Dollars in thousands)
Securities available for sale:
Government agencies	$5,637	1.73%	$25,595	2.41%	$-	-%	$31,232	$30,911	2.29%
Mortgage-backed securities	63,716	2.32	84,504	2.36	26,060	4.20	174,280	170,443	2.62
Municipal securities (2)	24,652	2.61	27,312	3.22	3,738	3.38	55,702	54,014	2.96
Corporate bonds	17,797	1.38	13,288	2.17	-	-	31,085	31,411	1.71
Total available for sale	$111,802	2.21%	$150,699	2.51%	$29,798	4.09%	$292,299	$286,779	2.55%

Securities held to maturity:
Government agencies	$507	1.36%	$-	-%	$-	-%	$507	$507	1.36%
FHLB stock (1)	-	-	-	-	607	2.62	607	607	2.62
Total held to maturity	$507	1.36%	$-	-%	$607	2.62%	$1,114	$1,114	2.04%

Total Portfolio	$112,309	2.20%	$150,699	2.51%	$30,405	4.06%	$293,413	$287,893	2.55%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity. FHLB stock is recorded at cost, which approximates market value.
(2)	The tax equivalent yield on municipal securities at December 31, 2014 was 4.30%.

Deposit Activity and Other Sources of Funds. Deposits are the Bank’s primary source of funds for lending, investment activities and general operational purposes. Other sources of funds include loan principal and interest repayments, maturities and paydowns on investment securities, and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta, the Federal Reserve Bank of Richmond, as well as from other correspondent banks and other financial institutions.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are crafted to meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automatic Teller Machine (ATM) networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed thirty-nine ATMs at locations throughout its market area, including fifteen that are Intelligent Deposit ATMs. The Bank provides both personal and business on-line banking services. These services include mobile banking, mobile deposits, eStatements, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, which reduces the cost of returning paper items. Additionally, the Bank offers Remote Deposit Capture for business customers.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances for the periods indicated.

	At December 31,
	2014		2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-maturity accounts:
Non-interest bearing checking	$147,544	-	$96,445	-	$92,888	-
Interest-bearing accounts:
Interest bearing checking	180,558	0.07%	128,161	0.06%	142,108	0.04%
Money market	87,914	0.15	43,388	0.16	39,667	0.40
Savings accounts	117,933	0.17	69,543	0.19	30,570	0.05
Total interest bearing accounts	386,405	0.12	241,092	0.12	212,345	0.11
Total non-maturity accounts	533,949	0.08	337,537	0.09	305,233	0.08

Certificate accounts:
3 months or less	3,574	0.00	2,522	0.00	4,969	0.00
Over 3 months through 1 year	54,825	0.23	37,401	0.23	55,748	0.37
Over 1 year through 3 years	126,148	0.63	187,183	0.89	231,896	0.99
Over 3 years	69,784	1.31	21,061	1.31	3,055	1.18
Total	254,331	0.72	248,167	0.82	295,668	0.86
Total deposits	$788,280	0.29%	$585,704	0.40%	$600,901	0.46%

The Bank also holds brokered deposits as part of its funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only well-capitalized and adequately capitalized institutions may accept brokered deposits. The Bank accepts brokered deposits through the use of third-party intermediaries. As of December 31, 2014, brokered deposits represented approximately 1.3% of the Bank’s total deposits.

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014. At that date, such deposits represented 14.2% of total deposits and had a weighted average rate of 0.84%.

Maturity Period	(In thousands)
3 months or less	$12,737
Over 3 months through 1 year	29,457
Over 1 year through 3 years	51,913
Over 3 years	17,682
Total	$111,789

At December 31, 2014, FHLMC mortgage-backed securities with an amortized cost of $9.7 million were pledged as collateral for deposits from public entities. See Notes 2 and 10 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Borrowings. During 2014 and 2013, in addition to the Company’s subordinated debentures, the Bank’s borrowings consisted primarily of FHLB advances.

The Bank is authorized to access advances from the FHLB of Atlanta to supplement its liquidity needs for funds to meet loan origination and deposit withdrawal requirements. The FHLB of Atlanta functions as a central correspondent bank providing credit for its member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta. FHLB advances are available under several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component currently totaling 0.09% of the Bank’s total assets with a cap of $15.0 million, and an activity-based stock component of 4.5% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by certain loans that are pledged as collateral. See Notes 13 and 23 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$-	$-	$16,500
Retail repurchase agreements (1)	$-	$-	$-
Rate paid on:
FHLB advances	-%	-%	0.21%
Retail repurchase agreements	-%	-%	-%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$124,500	$19,500	$16,500
Retail repurchase agreements (1)	$-	$-	$2,288
Approximate average short-term borrowings outstanding:
FHLB advances	$14,952	$-	$2,550
Retail repurchase agreements (1)	$-	$-	$1,557
Approximate weighted average rate paid:
FHLB advances	1.01%	0.26%	0.31%
Retail repurchase agreements	-%	-%	0.25%

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

Employees. As of December 31, 2014, the Bank had 298 full-time and 30 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

North Carolina Banking Law. The Bank is incorporated under and subject to the provisions of Chapter 53C of the General Statutes of North Carolina, which provides for the supervision and regulation of the Bank by the State of North Carolina through the State Banking Commission, the Commissioner of Banks, and the Office of the Commissioner of Banks. It contains provisions regarding the following topics:

• formation and organization of banks,

• corporate governance of banks,

• activities and powers of banks,

• bank operations,

• mergers and other change-in-control or business combination transactions,

• charter conversions, and

• bank holding companies.

The statute also grants the Commissioner the authority to issue administrative rules with respect to the establishment, operation, conduct, and termination of any and all activities and businesses that are subject to regulation by the Commissioner. Rules issued by the Commissioner are subject to review and approval of the State Banking Commission. The Bank is subject to these rules, which are set forth in Chapter 3 of Title 4 of the North Carolina Administrative Code. The Office of the Commissioner of Banks conducts regular supervisory examinations of the Bank in coordination with the FDIC. The FDIC serves as the Bank’s primary federal regulator.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the structure of bank regulation, affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were granted broad discretion in drafting rules and regulations. The Dodd-Frank Act included, among other things:

•	Creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies.
•	Creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies.
•	Establishment of strengthened capital and prudential standards for banks and bank holding companies.
•	Enhanced regulation of financial markets, including derivatives and securitization markets.
•	Elimination of certain trading activities by banks.
•	A permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.
•	Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
•	New disclosure and other requirements relating to executive compensation and corporate governance.

The Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The Final Rules were effective on April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve recently granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Volcker Rule is not expected to have a material impact on the Bank or the Company.

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

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial condition of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.

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

Compliance by the Company and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while recently promulgated, have not been implemented. Based on preliminary modeling of the Basel III requirements the institution does not anticipate the implementation of the new standards to have a significant impact on the level of our regulatory capital ratios.

Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, a common equity Tier 1 capital requirement (applicable beginning January 1, 2015), and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, federal banking regulators including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2014. See Note 15 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Capital Requirements as of December 31, 2014 (pre-Basel III implementation):

	Actual	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	14.6%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	13.3%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	9.7%	5.0% or more	*4.0% or more	*Less than 4.0%	Less than 3.0%

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

The table above presents required regulatory capital ratios in effect on December 31, 2014. On January 1, 2015, the Basel III regulatory capital requirements went into effect. As shown in the table below, the Basel III requirements include a new common equity Tier 1 capital requirement. In addition, the new rules require a minimum Tier 1 risk-based capital ratio of 6.0% (formerly 4.0%). In order to be considered “well capitalized,” the Basel III regulations require a Tier 1 risk-based capital ratio of 8.0% (formerly 6.0%).

Capital Requirements as of January 1, 2015 (reflecting Basel III standards):

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%
Leverage ratio	5.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Common equity Tier 1 risk-based capital ratio	6.5% or more	4.5% or more	Less than 4.5%	Less than 4.0%

A “critically undercapitalized” institution is defined as one that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as Tier 1 capital plus non-Tier 1 perpetual preferred stock. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory rating category.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $606,500 at December 31, 2014. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Common uses for long-term advances are to fund fixed-rate loans and securities, to manage interest-rate risk and supplement retail deposits.

Reserves. Pursuant to FRB regulations, during 2014 the Bank maintained average daily reserves on net transaction accounts equal to 3% of the amount over $13.3 million up to and including $89.0 million, plus 10% on amounts over $89.9 million. For 2015, the Bank must maintain average daily reserves on net transaction accounts equal to 3% of the amount over $14.5 million up to and including $103.6 million, plus 10% on amounts over $103.6 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain a reserve fund in an amount equal to the amount or ratio fixed by the Commissioner. As of December 31, 2014, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006 by the merger of the Bank Insurance Fund and the Savings Insurance Fund, in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a long-range plan for management of the DIF. As part of this plan, the FDIC adopted a final rule to set the reserve ratio at 2.0%. In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

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

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The FDIC established the FICO assessment rate effective for the first quarter of 2012 at 0.66 cents annually per $100 of assessable deposits. The Bank’s quarterly FICO payments during the year ended December 31, 2014 was 0.62 cents annually per $100 of assessable deposits. The quarterly FICO payment rate will be reduced to 0.60 cents annually per $100 of assessable deposits in the first quarter of 2015.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would also increase the operating expenses of the Bank. Management cannot predict what deposit insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As of the date of this report, management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans held for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 44.3% of total deposits and short-term borrowings at December 31, 2014, which management believes is very strong.

Dividend Restrictions. FDIC regulations and North Carolina banking laws restrict the Bank from making any capital distributions if after making the distribution, the Bank’s capital ratios would be below the level necessary to categorize the Bank as “adequately capitalized” under the FDIC’s prompt corrective action regulations.

Limits on Loans to One Borrower. The Bank generally is subject to both federal banking regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $12.4 million at December 31, 2014. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self-imposed loans-to-one-borrower limit, which currently is $8.0 million, and it has been exceeded from time to time subject to advance approval by the Director’s Loan Committee; there was one borrowing relationship over that limit during 2014, which totaled $8.3 million. At December 31, 2014, the Bank’s largest lending relationship was $8.3 million, consisting of three commercial real estate loans. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2014.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are subject to Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. See Note 24 of the Notes to Consolidated Financial Statements for additional information.

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

State nonmember banks are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by a depository institution’s board of directors for such extensions of credit, and imposes reporting requirements and additional restrictions on the type, amount and terms of credits to such officers. Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions affecting transactions with designated foreign countries, nationals and others. These are typically known as “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). OFAC -administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) (also known as the Financial Services Modernization Act of 1999) expanded certain activities in which banks and bank holding companies may engage. The GLBA made three fundamental changes: repealed key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with investment banks; modified the BHCA to permit companies that own commercial banks to engage in a broader range of financial activities; and allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The GLBA also contains a range of supervisory requirements and activities, including requirements for safeguarding the privacy of customer information.

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the GLBA imposes requirements on financial institutions with respect to customer privacy. The GLBA generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions are required to comply with state law if it is more protective of customer privacy than GLBA. The privacy provisions became effective on July 1, 2002. The GLBA contains other provisions, including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

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

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file annual reports and such additional information with the FRB as it may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The GLBA authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.” A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities. These include insurance underwriting and investment banking. As of December 31, 2014, the Company has not opted to become a financial holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Depository Institution Regulation - Capital Requirements.”

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain FRB approval prior to acquiring control of the Company or the Bank. Pursuant to the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. The Change in Bank Control Act (“CBCA”) and the related FRB regulations require any person or persons acting in concert~~,~~ to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The CBCA defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company whose securities are registered under the Securities Exchange Act of 1934.

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

Dividends. The FRB has issued a joint interagency statement on the payment of cash dividends by banking organizations, which expresses the FRB’s view that in setting dividend levels, a banking organization should consider its ongoing earnings capacity, the adequacy of its loan loss allowance, and the overall effect that a dividend payout would have on its cost of funding, its capital position, and, consequently, its ability to serve the expected needs of creditworthy borrowers. Banking organizations should not maintain a level of cash dividends that is inconsistent with the organization's capital position, that could weaken the organization's overall financial health, or that could impair its ability to meet the needs of creditworthy borrowers. Federal and state banking regulators will continue to review the dividend policies of individual banking organizations and will take action when dividend policies are found to be inconsistent with sound capital and lending policies.

The FRB has issued a supervisory letter (SR 09-4) to provide greater clarity regarding payment of dividends. The letter largely reiterates FRB supervisory policies and guidance, and heightens expectations that a bank holding company will inform and consult with the FRB supervisory staff sufficiently in advance of (i) declaring and paying a dividend that could raise safety and soundness concerns (i.e. declaring and paying a dividend that exceeds earnings for the period which the dividend is being paid); (ii) redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weakness; or (iii) redeeming or repurchasing common stock or perpetual preferred stock that could result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”. See “Depository Institution Regulation - Prompt Corrective Regulatory Action.”

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with the FRB. Bank holding companies whose capital ratios exceeded the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were given satisfactory ratings in their most recent regulatory examination and are not the subject of any unresolved supervisory issues.

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

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2014 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company and the Bank file a consolidated federal income tax return. The Company’s federal income tax returns are open for audit for the years ended after December 31, 2010.

State Income Taxation. Under North Carolina law, the corporate income tax currently is 6.00% of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greater of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of tangible property in North Carolina. The Company and the Bank file separate state income tax returns.

See Notes 1 and 14 of the Notes to Consolidated Financial Statements for additional information regarding taxation.

Item 1A. Risk Factors. Not required for a Smaller Reporting Company

Item 1B. Unresolved Staff Comments. Not required for a Smaller Reporting Company

Item 2. Properties. The following table contains information about the Bank’s premises and equipment at December 31, 2014.

	Year Opened	Owned or Leased	Book Value at December 31, 2014	Approximate Square Footage
	(Dollars in thousands)
Main Office:
1311 Carolina Avenue Washington, NC	1986	Owned	$721	10,200
Branch Offices: 300 North Market Street Washington, NC	1959	Owned	125	4,680
1328 John Small Avenue Washington, NC	2001	Leased	40	1,916
2999 US Highway 17 South Chocowinity, NC	1999	*	187	2,530
301 E. Arlington Blvd Greenville, NC	1993	Owned	249	2,600
907 E. Firetower Road Greenville, NC	2005	Owned	674	2,245
1707 SE. Greenville Blvd Greenville, NC	2007	Owned	899	2,245
604 E. Ehringhaus Street Elizabeth City, NC	1980	Owned	108	2,500
3105 N. Croatan Hwy Kill Devil Hills, NC	2014	Leased	107	2,424
47560 NC Hwy 12 Buxton, NC	2005	*	379	1,995
2430 North Heritage Street Kinston, NC	2001	Leased	39	2,145
1725 Glenburnie Road New Bern, NC	1990	Owned	250	2,600
202 Craven Street New Bern, NC	1995	Leased	16	2,500
11560 NC Hwy 55, Suite 11 Grantsboro, NC	2007	Leased	66	1,600
241 Green Street Fayetteville, NC	1999	Owned	1,075	10,000
705 Executive Place Fayetteville, NC	1999	Leased	19	2,200
600 N. Chestnut Street Lumberton, NC	1999	Owned	331	6,100
3000 N. Elm Street Lumberton, NC	2001	Leased	135	2,128
3103 N. Main Street Hope Mills, NC	2004	Owned	455	2,072
100 E. Hope Lodge Street Tarboro, NC	2000	Leased	37	1,500
300 Sunset Avenue Rocky Mount, NC	1994	Owned	258	4,948
2901 Sunset Avenue Rocky Mount, NC	2000	Owned	874	5,635

	Year Opened	Owned or Leased	Book Value at December 31, 2014	Approximate Square Footage
1378 Benvenue Road Rocky Mount, NC	2000	*	147	5,376
4800 Six Forks Road, Suite 115 Raleigh, NC	2004	Leased	78	6,621
4215-01 University Drive Durham, NC	2004	Leased	76	2,000
1612 Military Cutoff Road Wilmington, NC	2013	Leased	74	3,560
201 W. Broad Street Elizabethtown, NC	2014	Leased	283	3,840
2801 Cashwell Drive Goldsboro, NC	2014	Leased	239	3,524
104 Limestone Road Kenansville, NC	2014	Leased	133	2,925
1900 W. Vernon Avenue Kinston, NC	2014	Leased	592	7,878
4804 N. Croatan Hwy Kitty Hawk, NC	2014	Owned	1,166	3,717
4913 Arendell Street Morehead City, NC	2014	Leased	144	1,800
213 N. Chestnut Street Mount Olive, NC	2014	Leased	191	3,654
117 E. Southerland Street Wallace, NC	2014	Leased	268	4,000
1600 W. Tarboro Street Wilson, NC	2014	*	263	3,472
Future Branch Site Fayetteville Road Lumberton, NC	2014	Owned	667	2,999
Loan Production Office: 3917 University Drive Durham, NC	2014	Leased	24	5,000
Operations Center-Creekside 1 220 Creekside Drive Washington, NC	2001	Owned	1,902	12,451
Credit Administration-Creekside 2 220 Creekside Drive Washington, NC	2006	Owned	851	11,328
Cypress Commons Office Complex 900 Old Blounts Creek Road Chocowinity, NC	2006	Owned	1,679	13,860
Total book value			$15,821

* Lease land, own building.

The book value of the Bank’s premises and equipment was $15.8 million at December 31, 2014. See Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings. From time to time, the Company and/or the Bank are party to various legal proceedings incident to their business. At December 31, 2014, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 625 registered stockholders of record as of March 13, 2015.

Stock Price and Dividend Information. The following table presents the high and low trading price information of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

	Trading Prices and Dividends for Periods Indicated
Quarterly Period Ended	High	Low	Dividends
March 31, 2014	$8.81	$7.68	$0.025
June 30, 2014	8.70	7.65	0.025
September 30, 2014	8.21	7.31	0.025
December 31, 2014	8.50	7.54	0.025

March 31, 2013	$6.88	$4.80	$0.00
June 30, 2013	6.78	6.30	0.00
September 30, 2013	6.85	6.10	0.00
December 31, 2013	7.97	6.04	0.00

Dividends. The Company’s ability to pay dividends on its Common Stock is dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. In order to preserve the Bank’s capital, the Company had suspended quarterly cash dividend payments in December 2010. Beginning in the first quarter of 2014, the Company’s Board of Directors reinstated quarterly cash dividend payments as noted in the table above. The Board will continue to review future dividend payments, which will depend upon the Company’s financial condition, earnings and equity requirements. See “Item 1. Business – Regulation of the Company – Dividends” and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Performance Graph. Not required for a Smaller Reporting Company

Issuer Purchases of Equity Securities. The following table sets forth information regarding the Company's repurchases of its common stock. There were no share purchases during the fourth quarter of the fiscal year covered by this Annual Report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 2014 Beginning date: October 1 Ending date: October 31	-0-	$0.00	-0-	-0-

November 2014 Beginning date: November 1 Ending date: November 30	-0-	0.00	-0-	-0-

December 2014 Beginning date: December 1 Ending date: December 31	-0-	0.00	-0-	-0-

The Company’s share repurchase program expired on October 29, 2014. Under this program, the Company purchased 153,264 shares of its common stock at an average cost of $7.74 per share. The Company may consider future share repurchase programs, which will depend upon the Company’s financial condition, earnings and equity requirements.

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

Registrar and Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the Company’s stock registrar and transfer agent: Computershare Shareholder Services, P. O. Box 30170, College Station, Texas 77842-3170; via the Internet at www.computershare.com/investor; or toll-free at 1-800-368-5948.

Investor Information. Stockholders, investors and analysts interested in receiving additional information may contact Scott C. McLean, Chief Financial Officer, First South Bancorp, Inc., P. O. Box 2047, Washington, NC 27889; or via email at InvestorRelations@firstsouthnc.com.

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. will be held Thursday, May 28, 2015 at 11:00 a.m. eastern time, at the main office of First South Bank, 1311 Carolina Avenue, Washington, North Carolina.

Item 6. Selected Financial Data. The following table contains selected financial data derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2014. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$29,178	$29,672	$34,594	$39,303	$42,871
Interest expense	2,751	2,846	4,700	7,556	9,019
Net interest income	26,427	26,826	29,894	31,747	33,852
Provision for loan losses	1,100	1,085	23,252	10,813	22,152
Non-interest income	8,585	10,408	10,817	9,420	10,844
Non-interest expense	28,473	27,037	35,573	27,953	26,725
Income (loss) before income taxes	5,439	9,112	(18,114)	2,401	(4,181)
Income tax expense (benefit)	1,566	3,100	(7,137)	848	(1,801)
Net income (loss)	$3,873	$6,012	$(10,977)	$1,553	$(2,380)

Per Share Data
Net income (loss) - basic	$0.40	$0.62	$(1.13)	$0.16	$(0.24)
Net income (loss) - diluted	0.40	0.62	(1.13)	0.16	(0.24)
Dividends	0.10	0.00	0.00	0.00	0.49
Book value	8.38	7.75	7.66	8.63	8.15
Tangible book value	7.71	7.32	7.22	8.06	7.57

Balance Sheet Data
Total assets	$885,865	$674,722	$707,713	$746,941	$797,246
Cash and interest earning deposits	56,117	24,235	12,366	32,774	44,434
Investment securities	292,806	150,806	164,838	138,515	98,883
Loans held for sale	4,793	2,992	44,725	6,436	4,464
Loans held for investment, net	472,916	443,351	433,987	518,766	601,610
Deposits	788,280	585,704	600,901	642,617	689,465
Borrowings	10,310	10,310	26,810	12,406	21,813
Stockholders’ equity	80,437	74,858	74,653	84,113	79,513

Average Balance Data
Average assets	$724,094	$688,226	$732,091	$779,369	$811,742
Average interest-earning assets	663,636	629,560	667,079	700,181	738,074
Average interest-bearing liabilities	541,176	511,555	544,296	590,933	623,155
Average Equity	79,347	76,669	85,295	81,458	86,852

Selected Performance Ratios
Return on average assets	0.53%	0.87%	(1.50)%	0.20%	(0.29)%
Return on average equity	4.93%	7.84%	(12.87)%	1.91%	(2.74)%
Efficiency	79.98%	72.61%	87.30%	67.83%	59.72%
Interest rate spread	4.04%	4.32%	4.42%	4.52%	4.55%
Net interest margin	4.06%	4.34%	4.43%	4.53%	4.59%
Average earning assets/average interest bearing liabilities	122.63%	123.07%	122.56%	118.49%	118.44%
Noninterest expense/average assets	3.93%	3.93%	4.86%	3.59%	3.29%

Asset Quality Ratios
Non-performing assets/assets	1.49%	2.27%	4.84%	8.04%	6.63%
Non-performing loans/total loans	1.04%	1.23%	4.38%	7.95%	6.59%
Allowance for loan losses/gross loans held for investment	1.57%	1.69%	1.78%	2.84%	3.03%
Provision for credit losses/gross loans held for investment	0.23%	0.24%	5.25%	2.02%	3.56%

Capital Ratios and Other Data
Equity to assets ratio	9.08%	11.09%	10.55%	11.26%	9.97%
Average equity/average assets	10.96%	11.14%	11.65%	10.45%	10.70%
Loans serviced for others	$306,822	$325,441	$313,823	$319,363	$318,218
Full-service banking offices	35	26	26	26	28

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

The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences and other loans. The Bank's earnings depend primarily on its net interest income, the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The Bank’s earnings are also impacted by the volume of noninterest income received and noninterest expenses paid.

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

Acquisition of Branch Offices. See “Part I, Item 1. Business – Acquisition of Branch Offices” above, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation- Results of Operation-Comparison of Operating Results for the Years Ended December 31, 2014 and 2013-Impact of Acquisition Transaction Expenses”, below for additional information regarding the completion of an acquisition of nine branch banking offices in eastern North Carolina from Bank of America, N.A., announced on December 15, 2014.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of cash to meet its funding needs. Adequate liquidity guarantees sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. The Bank's primary sources of funds are customer deposits, loan principal and interest payments, proceeds from loan and securities sales, and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and local competition. The Bank’s primary investing activity is originating commercial, consumer and mortgage loans, lease financing receivables and purchases and sales of investment securities. The Bank’s primary financing activities are attracting checking, certificate, savings deposits and obtaining FHLB advances.

The levels of cash and cash equivalents depend on the Bank's operating, investing and financing activities during any given period. Cash and cash equivalents increased to $56.1 million at December 31, 2014, from $24.2 million at December 31, 2013. The Bank has other sources of liquidity if a need for additional funds arises. Investment securities available for sale, consisting of government agencies, mortgage-backed securities, municipal securities and corporate bonds, increased to $292.3 million at December 31, 2014, from $150.3 million at December 31, 2013. At December 31, 2014, the Bank also had investment securities held to maturity of $507,000. See Consolidated Statements of Cash Flows and Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information on the Bank's operating, investing and financing activities.

Borrowings consisting of junior subordinated debentures were $10.3 million at December 31, 2014 and 2013, respectively. All FHLB advances outstanding during the year ended December 31, 2014, were repaid with a portion of the branch acquisition proceeds.

The Bank has pledged certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 25% of the Bank’s total assets. The Bank had $221.3 million of credit availability with the FHLB at December 31, 2014, compared to $116.0 million at December 31, 2013. At December 31, 2014, the Bank had lendable collateral value with the FHLB totaling $137.6 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. As of December 31, 2014, the Bank had pledged $81.3 million of loans as collateral to the Federal Reserve Bank of Richmond which provided the institution with $51.6 million of borrowing capacity at the Discount Window. In addition, at December 31, 2014, the Bank had available contingency funding sources of $70.0 million of pre-approved but unused lines of credit. See Notes 1 and 13 of the Notes to Consolidated Financial Statements for additional information.

Junior subordinated debentures totaling $10.3 million were outstanding at December 31, 2014 and 2013, respectively. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. Effective December 30, 2014, the Company swapped the interest rate on these debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment. The debentures have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company, and for the Bank, as the Company invested the proceeds in the Bank as additional paid-in capital. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 23 of the Notes to Consolidated Financial Statements for additional information. As described in Part I, “Item 1. Business – Depository Institution Regulation – Capital Requirements,” in June 2012, the federal bank regulatory agencies jointly issued proposed rules to implement the capital reforms of the Basel III framework. These proposed regulatory capital guidelines would phase out the Tier 1 capital treatment of trust preferred securities for institutions with less than $15 billion in total assets over a ten-year period, beginning in 2013, until they are fully phased out in 2022. In July 2013, the banking regulators issued final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that had issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital instruments.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the "FDIC") insured institution, the Bank is required to meet various state and federal regulatory capital standards. The Bank's total regulatory capital was $82.7 million at December 31, 2014, compared to $81.2 million at December 31, 2013. The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders' equity, less any intangible assets) to assets ratio of at least 4%, and a total capital to risk-weighted assets ratio of 8%, of which 4% must be in the form of Tier 1 capital. The Bank is also subject to the capital requirements of North Carolina banking law, as described in Part I, “Item 1. Business – Depository Institution Regulation – North Carolina Capital Requirements and Regulatory Action.” The Bank was in compliance with all regulatory capital requirements at December 31, 2014 and 2013. See Note 15 of the Notes to Consolidated Financial Statements for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2014 and 2013.

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

Interest Rate Risk and Asset/Liability Management. Interest rate risk reflects the risk of economic loss resulting from changes in interest rates. The risk of loss can be reflected in diminished and/or reduced potential net interest income in future periods. Interest rate risk arises primarily from interest rate risk inherent in lending and deposit taking activities. The Bank considers interest rate risk to be a significant risk, which could potentially have a material impact on earnings. The Bank measures its exposure to interest rate risk through net interest income simulation (“NII”) and calculating our economic value of equity ("EVE"). NII measures the Bank’s net interest income given various assumptions under various interest rate scenarios. EVE is derived by calculating the net present value of the cash flows from assets, liabilities and off-balance sheet items given a range of changes in market interest rates. The Bank's exposure to interest rates is reviewed on a quarterly basis by management and the ALCO. If the modeling results to net interest income and EVE are not within Board established targeted risk tolerance limits, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within acceptable levels.

The Bank strives to maintain a consistent net interest margin and reduce its exposure to changes in interest rates. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. Given our level of fixed rate lending, coupled with embedded floors in our floating rate loan portfolio and our level of interest-bearing non-maturity deposits that can reprice immediately, the Bank has potential exposure to a near-term rising interest rate environment, which could result in a net interest margin for the Company that is below that of historical levels. Management has taken steps to lessen this exposure by adding more defensive investments in the investment portfolio and longer-term fixed rate funding to the balance sheet.

Interest rate risk and trends, liquidity and capital ratios are reported to the ALCO and the Board on a regular basis. The ALCO reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the ALCO and the Board with respect to the Bank's asset and liability goals and strategies

Table 1 below does not reflect downward rate interest rates projections. Given the current historically low level of interest rates, management and the ALCO are focused on the institution’s exposure to a rising rate environment. The Board has adopted an interest rate risk management policy that establishes maximum decreases in EVE of 10%, 20%, 25% and 30%, and a maximum decrease in NII of 5%, 10%, 15% and 20%, in the event of sudden 100 to 400 basis point increase or decrease in interest rates.

Table 1 below presents a static simulation projection of changes in EVE and net interest income, before provision for credit losses, in the event of sudden increases in market interest rates for the various rate shock levels at December 31, 2014. At December 31, 2014, the Bank's estimated changes in EVE and net interest income were within the Board established target limits. The Bank utilizes the services of a third party to assist with its interest rate risk modeling.

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

Rate/Volume Analysis. A primary component of managing interest rate risk is based on changes in the volume of interest-earning assets and interest-bearing liabilities. Table 2 and Table 3 below summarize the changes in the volume of interest-earning assets and interest-bearing liabilities and their respective average balances during 2014 and 2013. Additionally, depending on market conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of available for sale investment securities, the Bank has the ability to sell securities should a need arise.

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

Table 2 – Rate/Volume Analysis	Year Ended December 31,				Year Ended December 31,
	2014 vs. 2013				2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate Volume	Total	Volume	Rate	Rate Volume	Total
	(In thousands)
Interest income:
Loans receivable	$1,131	$(1,806)	$(83)	$(758)	$(2,677)	$(1,965)	$180	$(4,462)
Investments and deposits	374	(102)	(8)	264	257	(685)	(32)	(460)
Total earning assets	1,505	(1,908)	(91)	(494)	(2,420)	(2,650)	148	(4,922)

Interest expense:
Deposits	22	(377)	(3)	(358)	(258)	(1,667)	99	(1,826)
Borrowings	65	21	193	279	(3)	(1)	-	(4)
Junior subordinated debentures	-	(16)	-	(16)	-	(24)	-	(24)
Total interest-bearing liabilities	87	(372)	190	(95)	(261)	(1,692)	99	(1,854)
Change in net interest income	$1,418	$(1,536)	$(281)	$(399)	$(2,159)	$(958)	$49	$(3,068)

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

Table 3 below contains comparative information relating to the Company's average balance sheet for 2014, 2013, and 2012, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the average cost of funds. The tax equivalent net interest margin represents net interest income (tax adjusted basis) divided by average earning assets.

The marginal decline in net interest income for 2014, results primarily from continued low interest rate environment impacting yields on both loans and investment securities. This impact has been partially offset by an increase in the volume of average earning assets coupled with a continued reduction in funding costs. The decline in market interest rates continues to be influenced by the Federal Reserve’s policy of holding interest rates at low levels in efforts to stimulate current economic conditions. The increase in the volume of average earning assets has been influenced by a moderate net growth in loans held for investment, as well as growth in investment securities available for sale.

Table 3 – Yield/Cost Analysis	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$471,862	$23,948	5.08%	$451,207	$24,706	5.48%	$496,800	$29,168	5.87%
Investments and deposits	191,774	5,230	2.73 (1)	178,353	4,966	3.07 (1)	170,279	5,426	3.19 (1)
Total earning assets	663,636	29,178	4.47 (1)	629,560	29,672	4.79 (1)	667,079	34,594	5.15 (1)

Nonearning assets	60,458			58,666			65,012
Total assets	$724,094			$688,226			$732,091

Interest bearing liabilities:
Deposits	$503,001	2,142	0.43	$498,545	2,500	0.50	$530,121	4,325	0.82
Borrowings	27,865	286	1.01	2,700	7	0.26	3,865	11	0.28
Junior subordinated debentures	10,310	323	3.09	10,310	339	3.29	10,310	364	3.53
Total interest bearing liabilities	541,176	2,751	0.51	511,555	2,846	0.56	544,296	4,700	0.86
Noninterest bearing demand deposits	99,391	-	-	93,763	-	-	95,411	-	-
Total sources of funds	640,567	2,751	0.43	605,318	2,846	0.47	639,707	4,700	0.73

Other liabilities	4,180			6,239			7,089
Stockholders’ equity	79,347			76,669			85,295
Total liabilities and equity	$724,094			$688,226			$732,091

Net interest income		$26,427			$26,826			$29,894

Interest rate spread (1)(2)			4.04%			4.32%			4.42%
Net interest margin (1)(3)			4.06%			4.34%			4.43%
Ratio of earning assets to interest bearing liabilities			122.63%			123.07%			122.56%

1.     Shown as a tax-adjusted yield.

2.     Represents the difference between the average yield on earning assets and the average cost of funds.

3.     Represents net interest income divided by average earning assets.

Results of Operations

Comparison of Financial Condition at December 31, 2014 and 2013.

Total assets increased to $885.9 million at December 31, 2014 from $674.7 million at December 31, 2013. Earning assets increased to $810.9 million at December 31, 2014 from $617.2 million at December 31, 2013. The ratio of earning assets to total assets was 91.5% at December 31, 2014 and 2013, respectively. Total assets increased and our asset mix changed with loans held for investment growing $29.5 million during 2014 and as proceeds from the branch acquisition transaction were used to purchase investment securities, with the residual funds held in cash to support additional loan growth.

Interest-bearing deposits with banks increased to $32.8 million at December 31, 2014 from $12.4 million at December 31, 2013. Included in this total is an additional $8.4 million of investments in CD’s issued by other financial institutions purchased to provide a risk-free return of future cash flows designed to be reinvested in funding prospective loan originations.

Investment securities available for sale increased to $292.3 million at December 31, 2014 from $150.3 million at December 31, 2013. During 2014, there were $153.3 million of purchases, $788,000 of sales, $14.7 million of principal repayments, a $5.3 million increase in unrealized holding gains, and $1.1 million of net accretion of premiums and discounts. The Bank may sell investment securities and securitize mortgage loans held for sale into mortgage-backed securities in order to support a more balanced sensitivity to future interest rate changes and to support adequate cash flow levels to meet customer demands. Investment securities held to maturity were $507,000 at December 31, 2014 compared to $506,000 at December 31, 2013. During 2014, the Bank invested a portion of the net cash received from the branch acquisition transaction in a mix of cash, short and intermediate term investment securities. This strategy allowed the Bank to put the dollars received from the transaction into earning assets without delay. The short to intermediate terms utilized were done so to provide a return of cash flows over a window where the Bank can redeploy the funds to higher yielding loans in support of our marketplace. The Bank continued to diversify its investment portfolio by adding defensive investments. While these investments have a lower current yield than our legacy portfolio, they should help insulate earnings in a rising interest rate environment. The Bank anticipates utilizing the cash flow from interest payments, pay downs, and sales from securities to fund future loan growth. See Notes 1 and 2 of Notes to Consolidated Financial Statements and “Part I - Item 1. Business–Acquisition of Branch Offices” above, for additional information.

Total loans held for sale increased to $4.8 million at December 31, 2014, from $3.0 million at December 31, 2013, reflecting current mortgage lending activity. During 2014, there were $22.4 million of loan originations (net of principal payments), $21.3 million of loan sales and $642,000 of net realized gains. Loans serviced for others declined to $306.8 million at December 31, 2014, from $325.4 million at December 31, 2013. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Total loans and leases held for investment increased to $480.4 million at December 31, 2014, from $451.0 million at December 31, 2013. During 2014, there were $30.5 million of originations net of principal payments, $1.2 million of net charge-offs, $1.1 million of provisions for credit losses and $1.6 million of transfers to OREO. The Bank originates both fixed and adjustable rate secured and unsecured loans held for investment. Adjustable rate loans provide the ability to better manage exposure to market and interest rate risk due to changes in interest rates. The Bank continues to limit the origination of new acquisition and development loans, lot loans or land loans. After successfully reducing its acquisition, development and construction concentration, the Bank has resumed originations, in select markets within its footprint, of speculative and pre-sold construction loans on 1-to-4 family residential properties and construction loans for commercial projects with an emphasis on owner-occupied properties.

Total loans held for investment on nonaccrual status decreased to $5.0 million at December 31, 2014, from $5.6 million at December 31, 2013. The ratio of loans on nonaccrual status to total loans decreased to 1.1% at December 31, 2014, from 1.3% at December 31, 2013. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (“ALLL”). Aside from the loans identified on nonaccrual status, there were no loans at December 31, 2014, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. See Notes 1, 4 and 6 of Notes to Consolidated Financial Statements for additional information.

The ALLL was $7.5 million at December 31, 2014, compared to $7.6 million at December 31, 2013, reflecting provisions for credit losses and net charge-offs. During 2014, there were $1.1 million of provisions for loan and lease losses and $1.2 million of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.57% at December 31, 2014, compared to 1.69% at December 31, 2013. See Part I, “Item 1. Business–Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

OREO acquired from foreclosures declined to $7.8 million at December 31, 2014, from $9.4 million at December 31, 2013. During 2014, there were $3.2 million of disposals, $204,000 of valuation adjustments, net of $1.6 million of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying value of these properties are representative of their fair market value, although there are no assurances that ultimate sales will be equal to or greater than the carrying value. See Notes 1, 7 and 20 of Notes to Consolidated Financial Statements for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $15.1 million at December 31, 2014, from $11.1 million at December 31, 2013. The investment returns from BOLI will be utilized to recover a portion of the cost of providing benefit plans to employees.

Goodwill related to prior period acquisitions was $4.2 million at December 31, 2014 and 2013, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2014 and 2013, respectively. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information.

Identifiable intangible assets increased to $2.2 million at December 31, 2014, reflecting the core deposit intangible associated with the BOA transaction, and will be amortized over a ten year period. See “Part I - Item 1. Business–Acquisition of Branch Offices” above, and Notes 1 and 9 of Notes to Consolidated Financial Statements and Interest Expense below for additional information.

Total deposits increased to $788.3 million at December 31, 2014, versus $585.7 million at December 31, 2013. The increase in total deposits during 2014 results primarily from the deposits acquired in the branch purchase transaction. Non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts increased to $534.0 million at December 31, 2014, from $337.5 million at December 31, 2013. Certificates of deposit (“CDs”) increased to $254.3 million, or 32.3% of total deposits, at December 31, 2014, from $248.2 million, or 42.4% of total deposits, at December 31, 2013. The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during 2014, and was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Part I - Item 1. Business–Acquisition of Branch Offices and Deposit Activity and Other Sources of Funds” above, and Note 10 of Notes to Consolidated Financial Statements and Interest Expense below for additional information.

There were no FHLB borrowings at December 31, 2014 or 2013. During 2014, the Bank used FHLB borrowings to fund the purchase of certain investment securities noted above, in order to pre-invest a portion of the anticipated proceeds from the branch acquisition. With receipt of the branch acquisition proceeds, all FHLB borrowings were repaid. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds, or to manage its exposure to interest rate risk. There was $10.3 million of junior subordinated debentures outstanding at both December 31, 2014 and 2013. See “Part I - Item 1. Business–Deposit Activity and Other Sources of Funds-Borrowings” above, and Notes 13 and 23 of Notes to Consolidated Financial Statements for additional information.

Stockholders' equity increased to $80.4 million at December 31, 2014, from $74.9 million at December 31, 2013, reflecting $3.9 million of net income earned for the year ended December 31, 2014 and a $3.1 million increase in accumulated other comprehensive income; net of $963,000 of cash dividend payments, and $457,000 used to acquire 55,876 shares of the Company’s common stock pursuant to an announced repurchase plan. See Consolidated Statements of Changes in Stockholders' Equity for additional information.

Accumulated other comprehensive income increased to $3.2 million at December 31, 2014, from $103,000 at December 31, 2013, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices, coupled with the net unrealized loss on interest rate swap. See “Consolidated Statements of Comprehensive Income (Loss)” and Note 1 Notes to Consolidated Financial Statements for additional information.

The tangible equity to assets ratio declined to 8.36% at December 31, 2014, from 10.47% at December 31, 2013, reflecting the significant increase in our asset base coupled with the core deposit intangible created in association with the BOA branch acquisition. There were 9,598,007 common shares outstanding at December 31, 2014, compared to 9,653,883 shares outstanding at December 31, 2013, reflecting the net effect of shares purchased through the Company’s stock repurchase program. Tangible book value per common share increased to $7.71 at December 31, 2014, from $7.32 at December 31, 2013.

During the year ended December 31, 2014, the Company’s Board of Directors reinstated quarterly cash dividend payments. The reinstatement of a dividend reflects the strong capital position of the Company, sound and improved financial performance and our desire to provide additional value to our shareholders. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs and economic conditions.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of December 31, 2014, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since December 31, 2014, that management believes have changed the Bank's well capitalized category. See “Liquidity and Capital Resources” above and Note 15 of Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013.

General. The Company reported net income of $3.9 million for 2014, compared to $6.0 million for 2013. Net income per diluted common share was $0.40 per share for 2014, compared to $0.62 per share for 2013.

Impact of Acquisition Transaction Expenses. As reported in “Part I - Item 1. Business–Acquisition of Branch Offices” above, on December 15, 2014, the Bank announced the completion of an acquisition of nine branch banking offices in eastern North Carolina from BOA effective December 12, 2014. In connection with this transaction, the Bank incurred a number of one-time expenses that impacted our results of operations for the year ended December 31, 2014. Our results of operations were also impacted by a fee associated with the prepayment of $20.0 million of FHLB advances.

Pre-tax net income for 2014 reflects the impact of $1.7 million of one-time acquisition transaction expenses and the prepayment fee on FHLB advances. Excluding the net effects of these one-time expenses, net income for 2014 would have been $5.0 million, or $0.52 per diluted common share. Table 4 below presents net income for the year end December 31, 2014, adjusted for the impact of the one-time BOA acquisition transaction expenses and the FHLB prepayment fee:

Table 4 – Adjustments for One-Time Expenses	Year Ended 12/31/14
(In thousands)
Reported Net Income	$3,873
Adjustments for One-Time Expenses:
BOA Branch Acquisition Transaction
Professional fees and services	647
Compensation and fringe benefits	241
Advertising	205
Other miscellaneous expenses	133
Premises and equipment	94
Total BOA Branch Acquisition Expenses	1,320

FHLB Advance Prepayment Fee	345
Total One-Time Adjustments	1,665
Income Tax Benefit (29.85%)	(497)
Net Income Adjusted for One-Time Expenses	$5,041

Reported Diluted EPS	$0.40
Impact of One-Time Expenses on EPS	$0.12
Diluted EPS Adjusted for One-Time Expenses	$0.52

While 2014 financial results were impacted by these one-time expenses late in the fourth quarter, the Bank continued to focus efforts on improving net interest income, core non-interest income and containing recurring non-interest expenses. The Bank remains focused on long-term strategies, including asset quality, maintaining adequate levels of capital and liquidity, improving efficiency in operations, building core customer relationships and improving franchise and stockholder value. The Bank continues to maintain a strong capital position in excess of the well-capitalized regulatory guidelines, which provides it with a solid foundation from which to grow.

Key Performance Ratios. Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. For 2014, ROA and ROE were 0.53% and 4.93%, respectively, compared to 0.87% and 7.84%, respectively, for 2013. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 79.98% for 2014, compared to 72.61% for 2013. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. The 2014 key ratios were negatively impacted by one-time BOA acquisition transaction expenses and the FHLB prepayment fee.

Interest Income. Interest income declined marginally to $29.2 million for 2014, from $29.7 million for 2013. The year-over-year marginal decline in interest income is due primarily to a decline in yields on earning assets coupled with changes in the composition of the earning asset base. The tax equivalent yield on average interest-earning assets declined to 4.47% for 2014, from 4.79% for 2013. Average earning assets increased during 2014 to $663.6 million, from $629.6 million for 2013, reflecting net growth in loans and leases held for investment, investment securities and interest-bearing deposits. While the Company experienced growth in loans and investment securities during 2014, given the current low rate environment, yields on new loan production and investment security purchases were below historical levels.

Interest Expense. Interest expense was $2.8 million for the twelve month periods ended on December 31, 2014 and 2013, reflecting the reduced interest rates paid in the comparative reporting periods, partially offset by a change in the mix and increased volume of average interest-bearing liabilities. The average cost of interest-bearing liabilities, declined to 0.51% for 2014, from 0.56% for 2013. The Company improved its cost of interest-bearing liabilities by a combination of growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment. Average interest-bearing liabilities increased to $541.2 million for 2014, from $511.6 million for 2012. Average noninterest-bearing demand deposits increased to $99.4 million for 2014, from $93.8 million for 2013.

Net Interest Income. Net interest income also declined marginally to $26.4 million for 2014, from $26.8 million for 2013. The tax equivalent net interest margin for 2014 declined to 4.06%, from 4.34% for 2013. This decline in the net interest margin is primarily due to the continued low interest rate environment which is impacting yields on both loans and investment securities. This impact has been partially offset by an increase in the volume of average earning assets coupled with a continued reduction in funding costs. A significant portion of net proceeds from the branch acquisition transaction were invested into a mix of cash, short and intermediate term investment securities, until the funds can be converted to higher yielding assets. The immediate impact of this transaction, in conjunction with other defensive investments, is a reduction in the yield on our investment portfolio. However, we believe our balance sheet is well poised to respond to increases in interest rates and that we are in a position to take advantage of future opportunities as they present themselves.

While the Company has taken steps to help protect the Bank against the potential impacts of a rising rate environment, we anticipate that should interest rates remain unchanged, the repricing of higher yielding long-term assets, coupled with the issuance of organic loan growth in the current low rate environment and the change in our earning asset mix will result in a net interest margin for the Company that is below that of historical levels. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank recorded $1.1 million of provisions for credit losses in 2014 and 2013, respectively. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The volume of current year provisions for credit losses is attributable to the net growth in loans and leases held for investment, as previously discussed. The provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See Part I, “Item 1. “Business–-Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.

Noninterest Income. Total noninterest income declined to $8.6 million for 2014, from $10.4 million for 2013. Noninterest income consists of fees and service charges collected on deposit accounts, fees and servicing fees earned on loans, net gains from loan and securities sales and other miscellaneous income. The Bank strives to increase its noninterest income earned across both deposit and loan service offerings. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges increased to $4.4 million for 2014, representing 51.1% of total non-interest income, from $4.2 million earned in 2013, representing 40.4% total non-interest income. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, cross-selling to existing customers and the deposit accounts acquired from the branch purchase transaction and adding services .

The Bank’s mortgage division generates revenues through loan originations as well as loan servicing. Total non-interest income generated from the sale and servicing of mortgage loans and loan fees declined to $2.4 million in 2014, from $3.8 million for 2013. Revenue from mortgage banking activities declined with home purchases in the first half of the year, but rebounded in part of the year as low mortgage rates sparked refinance activity. We do not foresee mortgage refinancing regaining the levels reached over the recent past, however, we expect the level of new purchase activity to help fill this void as the overall economic climate improves in the Bank’s market area. As we sell the majority of our originated mortgage loans and retain the servicing rights, the decline in volume has also impacted recurring revenue from servicing. We continue to explore various strategies to enhance our non-interest income, including the purchasing of servicing rights.

The Bank sells fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities. The Bank sold $21.3 million of loans held for sale in 2014, compared to $65.9 million sold in 2013. Mortgage loan originations slowed during 2014, as new purchase activity has not fully replaced the reduction in refinance activity. The future levels of gains on sales of mortgage loans and loan servicing fees are dependent on the pricing and volume of new mortgage loan originations. We anticipate that mortgage loan originations in 2015 will be dependent on housing activity in our markets, the level of mortgage loan interest rates and our marketing efforts.

Gains from sales of investment securities available for sale was $14,000 for 2014, versus $548,000 for 2013. The Bank sold $788,000 of investment securities available for sale in 2014, compared to $43.2 million sold in 2013. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment. Proceeds from investment securities sales also provide liquidity to support the Bank’s operating, financing and lending activities.

In its efforts of disposing of nonperforming assets, the Bank recorded net gains on sales of other real estate owned properties of $115,000 for 2014, compared to $609,000 for 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Included in other noninterest income is revenue from BOLI investments. BOLI earnings increased to $531,000 for 2014, from $293,000 for 2013. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Noninterest Expenses. Total non-interest expenses for 2014 were $28.5 million, compared to $27.0 million for 2013. The increase in total non-interest expenses for 2014 relate primarily to the $1.7 million of one-time expenses noted above.

Compensation and benefits expense, the largest component of non-interest expenses, was $15.8 million for 2014, compared to $15.1 million reported in 2013. The increase in compensation and benefits expense for 2014 includes $241,000 of expenses associated with the acquisition of nine branches from BOA. Additionally, there were approximately $120,000 of non-recurring compensation and benefits expenses related to additional FUTA taxes billed and severance pay. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

Premises and equipment expense was $3.6 million for 2014, compared to $3.0 million reported in 2013. The increase in premises and premises expense for 2014 includes $94,000 of acquisition related expenses. With the recent addition of nine new branch locations, we anticipate our level of expenses for premises and equipment going forward to be above that of prior periods.

FDIC insurance for 2014 declined to $566,000, from $850,000 reported in 2013. The change in volume of FDIC insurance is attributable to changes in the volume of the deposit insurance assessment calculation base.

Advertising expense 2014 was $667,000, compared to $289,000 reported in 2013. The increase in advertising expense for 2014 included $205,000 of acquisition related expenses.

Data processing costs for 2014 and 2013 were $2.3 million for each respective year. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes and therefore, with the addition of accounts and customers from the acquisition, we would expect these costs to increase going forward.

Expenses attributable to ongoing maintenance, property taxes and insurance for OREO properties declined to $446,000 for 2014, from $620,000 for 2013. Total OREO valuation adjustments declined to $204,000 for 2014, from $546,000 for 2013. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information.

Other general and administrative expenses were $4.6 million for 2014, compared to $3.8 million for 2013. The increase in other expenses for 2014 includes acquisition related professional fees and other miscellaneous expenses of $647,000 and $133,000, respectively, and $345,000 of penalties related to prepaying $20.0 million of FHLB advances.

During 2013 the Bank initiated a strategy to obtain $20.0 million of long-term fixed-rate FHLB advances. These were forward starting advances that came onto the Bank’s books during 2014 to hedge the impact of potential rising interest rates and to provide liquidity during a period of extremely high CD maturity volume. When these advances were taken, we did not foresee the branch purchase transaction and related increased liquidity. With the volume of excess liquidity acquired in the branch purchase transaction, repaying the advances resulted in a one-time pretax charge of $345,000; however, during 2015 alone the interest expense savings on these advances of $438,000 well exceeds the cost of unwinding these positions.

Income Taxes. Income tax expense was $1.6 million for 2014, compared to $3.1 million for 2014. The effective income tax rate for 2014 declined to 28.8%, from 34.0% for 2013. Changes in the amount of income tax expense reflect changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. The increased investment in BOLI and tax-exempt municipal bonds, combined with the income tax benefit related to the one-time expenses contributed to the decline in income tax expense and the effective income tax rates for year ended 2014. See Notes 1 and 14 of Notes to Consolidated Financial Statements for additional information.

In 2013, the North Carolina State Legislature made changes to the state’s tax laws.  As a result the corporate income tax rate for 2014 was reduced from 6.9% to 6.0%.  This rate is scheduled to reduce to 5.0% for 2015.  We anticipate that this change in the tax code, in conjunction with the Bank’s increased level of investment in tax-exempt municipal securities, will result in further lowering of the Company’s effective tax rate over the near term.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012.

General. The Company reported net income of $6.0 million for 2013, compared to a net loss of $11.0 million for 2012. The net income per diluted common share was $0.62 per share for 2013, compared to net loss per diluted common share of $1.13 per share for 2012.

Disposition Plan. As disclosed in our Form 10-K for 2012, the Bank executed a Disposition Plan for a bulk sale of problem loans and significant fair value adjustments to loans and OREO, that were reflected in the 2012 year end operating results. The operating results for 2013 reflect the positive impact of those actions. Although a lower average volume of earning assets resulted in a decline in net interest income when compared with 2012, improvement in provisions for loan losses and non-interest expenses specifically related to OREO maintenance and valuation charges enhanced earnings growth. Subsequent to the Disposition Plan, the Bank maintained a strong capital position in excess of the well-capitalized regulatory guidelines.

Key Performance Ratios. For 2013, ROA and ROE increased to 0.87% and 7.84%, respectively, from (1.50%) and (12.87%), respectively, for 2012. The efficiency ratio improved to 72.61% for 2013, from 87.30% for 2012. The ROA, ROE and efficiency ratios for 2012 were negatively impacted by the Disposition Plan.

Interest Income. Interest income declined to $29.7 million for 2013, from $34.6 million for 2012, due to a reduction in the volume and a change in the composition of earning assets. Average earning assets declined during 2013, as the amount of loans and leases held for investment was compressed, primarily due to the Disposition Plan. This reduction was partially offset by an increase in investment securities and interest-bearing cash. Average earning assets declined to $629.6 million for 2013, from $667.1 million for 2012. The tax equivalent yield on average interest-earning assets declined to 4.79% for 2013, from 5.15% for 2012.

Interest Expense. Interest expense declined to $2.8 million for 2013, from $4.7 million for 2012, reflecting a reduction in interest rates paid between the periods, as well as a change in the mix and reduced volume of average interest-bearing liabilities. Average interest-bearing liabilities declined to $511.6 million for 2013, from $544.3 million for 2012. Average noninterest-bearing demand deposits declined to $93.8 million for 2013, from $95.4 million for 2012. The average cost of interest-bearing liabilities, declined to 0.56% for 2013, from 0.86% for 2012. The cost of interest-bearing liabilities was improved by the repayment of borrowings and growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment.

Net Interest Income. Net interest income declined to $26.8 million for 2013, from $29.9 million for 2012. The tax equivalent net interest margin for 2013 declined to 4.34%, from 4.43% for 2012.

The decline in net interest income and the net interest margin in 2013 was primarily due to a reduction in the level and change in the composition of earning assets. Total average earning assets declined during 2013, as the average amount of loans and leases held for investment compressed, primarily due to the Disposition Plan. This reduction was partially offset by an increase in investment securities and interest-bearing cash. A portion of the bulk sale proceeds were redeployed into investment securities that perform better in a rising interest rate environment. The residual funds were retained in cash to be redeployed into future loan growth or other investments where returns will improve as rates increase.

Provision for Credit Losses. The Bank recorded $1.1 million of provisions for credit losses in 2013, compared to $23.3 million of provisions for credit losses in 2012, including $17.2 million associated with the Disposition Plan. The reduction in provisions for credit losses for 2013 is attributable to the impact of the Disposition Plan and improved asset quality.

Noninterest Income. Total noninterest income was $10.4 million for 2013, compared to $10.8 million for 2012. Fees and service charges on deposit accounts, the largest component of noninterest income, was $4.2 million for 2013, and was relatively consistent with the $4.3 million for 2012. The Bank implemented new deposit products in 2013 and the level of NSF fees declined to $1.6 million for 2013, from $1.9 million in 2012. However, during this same period the level of other deposit related fees increased $246,000 or 73% to $623,000 for 2013.

Mortgage loan servicing fees of $1.2 million for 2013, remained stable when compared to the $1.3 million recorded in 2012. However, revenue generated from the gain on sale and other fees on mortgage loans fell to $2.5 million for 2013, from $3.0 million for 2012. This change was due to home mortgage rates starting to rise off their historic low levels, causing a slowdown in mortgage activity, especially refinances. The Bank sold $65.9 million of loans held for sale in 2013, compared to $29.5 million sold in 2012. Mortgage loan originations slowed during the second half of 2013, as new purchase activity has not fully replaced the reduction in refinance activity

Gains from sales of investment securities available for sale declined to $548,000 for 2013, from $1.5 million for 2012. The Bank sold $43.2 million of investment securities available for sale in 2013, compared to $32.7 million sold in 2012. The investment securities sold during 2013 were low coupon mortgage-backed securities that would not perform as well as alternative investments in a rising rate environment.

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

Expenses attributable to valuation adjustments, renovating, maintenance and property taxes on OREO properties declined to $1.2 million for 2013, from $8.8 million for 2012, including $5.2 million of valuation charges under the Disposition Plan.

Premises and equipment, advertising, amortization of intangibles and other expense, remained relatively consistent during the respective 2013 and 2012 reporting periods.

Income Taxes. The Company recorded $3.1 million of income tax expense for 2013, compared to $7.1 million of income tax benefit for 2012, reflecting the tax benefits associated with the Disposition Plan. Pretax operating income was $9.1 million for 2013, compared to pretax loss of $18.1 million for 2012. The effective income tax expense rate for 2013 was 34.0%, compared to an effective income tax benefit rate of 39.4% for 2012.

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

Off-Balance Sheet Arrangements. The Bank is a party to certain financial instruments with off-balance sheet risk, to which in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. See Item 1. Business –“Lending Activities – Unfunded Commitments Composition” and Note 18 of the Notes to Consolidated Financial Statements for additional information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required for a Smaller Reporting Company

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statements of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. First South Bancorp, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2014 and 2013 and the results of their operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First South Bancorp, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2015 expressed an unqualified opinion.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 25, 2015

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2014 and 2013

	2014	2013
ASSETS
Cash and due from banks	$23,281,016	$11,816,071
Interest-bearing deposits with banks	32,835,661	12,419,244
Investment securities available for sale, at fair value	292,298,910	150,300,079
Investment securities held to maturity	507,309	506,176
Loans held for sale:
Mortgage loans	4,792,943	2,992,017
Total loans held for sale	4,792,943	2,992,017

Loans and leases held for investment	480,436,270	450,960,277
Allowance for loan and lease losses	(7,519,970)	(7,609,467)
Net loans and leases held for investment	472,916,300	443,350,810

Premises and equipment, net	15,821,436	11,759,521
Other real estate owned	7,755,541	9,353,835
Federal Home Loan Bank stock, at cost	606,500	848,800
Accrued interest receivable	2,851,650	2,334,944
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,178,115	1,219,623
Identifiable intangible assets	2,182,909	7,860
Income tax receivable	2,594,376	2,901,062
Bank-owned life insurance	15,125,498	11,094,182
Prepaid expenses and other assets	6,898,192	9,599,143

Total assets	$885,864,932	$674,721,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$147,543,594	$96,445,049
Interest bearing demand	268,472,945	171,548,658
Savings	117,932,606	69,542,654
Large denomination certificates of deposit	111,523,043	123,492,907
Other time	142,808,182	124,674,588
Total deposits	788,280,370	585,703,856

Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	6,837,701	3,849,944

Total liabilities	805,428,071	599,863,800

Commitments and contingencies (Note 18)

Common stock, $.01 par value, 25,000,000 shares authorized; 9,598,007 and 9,653,883 shares outstanding, respectively	95,980	96,539
Additional paid-in capital	35,869,195	35,809,397
Retained earnings	41,303,204	38,849,326
Accumulated other comprehensive income	3,168,482	102,881

Total stockholders' equity	80,436,861	74,858,143

Total liabilities and stockholders' equity	$885,864,932	$674,721,943

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Interest income
Interest and fees on loans	$23,947,521	$24,706,151	$29,168,282
Interest on investments and deposits	5,230,342	4,965,975	5,425,737

Total interest income	29,177,863	29,672,126	34,594,019

Interest expense
Interest on deposits	2,141,899	2,499,693	4,325,497
Interest on borrowings	285,831	7,058	10,997
Interest on junior subordinated debentures	323,113	339,572	363,754

Total interest expense	2,750,843	2,846,323	4,700,248

Net interest income	26,427,020	26,825,803	29,893,771
Provision for credit losses	1,100,000	1,085,000	23,251,647

Net interest income after provision for credit losses	25,327,020	25,740,803	6,642,124

Non-interest income
Deposit fees and service charges	4,387,235	4,204,821	4,253,196
Loan fees and charges	180,899	175,073	193,761
Mortgage loan servicing fees	984,623	1,238,414	1,281,012
Gain on sale and other fees on mortgage loans	1,419,721	2,516,268	3,015,870
Gain (loss) on sale of other real estate, net	115,137	609,173	(528,521)
Gain on sale of investment securities	13,509	548,074	1,546,883
Other income	1,484,062	1,115,971	1,054,384

Total non-interest income	8,585,186	10,407,794	10,816,585

Non-interest expense
Compensation and fringe benefits	15,834,616	15,114,629	16,678,542
Federal deposit insurance premiums	565,980	849,974	987,139
Premises and equipment	3,591,249	2,990,333	2,800,386
Advertising	667,337	289,419	211,524
Data processing	2,324,496	2,317,765	1,878,517
Amortization of intangible assets	221,070	478,404	456,575
Other real estate owned expense	649,848	1,166,457	8,783,427
Other	4,618,979	3,829,546	3,777,019

Total non-interest expense	28,473,575	27,036,527	35,573,129

Income (loss) before income tax expense	5,438,631	9,112,070	(18,114,420)
Income tax expense (benefit)	1,565,687	3,099,975	(7,137,299)

NET INCOME (LOSS)	$3,872,944	$6,012,095	$(10,977,121)

Net income (loss) per common share
Basic	$0.40	$0.62	$(1.13)
Diluted	$0.40	$0.62	$(1.13)
Dividends per share	$0.10	$0.00	$0.00

Average basic shares outstanding	9,619,124	9,745,154	9,751,271
Average diluted shares outstanding	9,638,158	9,751,737	9,751,271

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Net income (loss)	$3,872,944	$6,012,095	$(10,977,121)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	5,331,414	(7,548,728)	3,627,808
Tax effect	(2,025,937)	2,832,811	(1,157,052)
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	3,305,477	(4,715,917)	2,470,756

Unrealized loss on interest rate hedge position	(368,817)	(35,944)	-
Tax effect	137,317	13,659	-
Unrealized loss on interest rate hedge position, net of tax	(231,500)	(22,285)	-

Reclassification adjustment for realized gains included in net income	(13,509)	(548,074)	(1,546,883)
Tax effect	5,133	211,112	596,323
Reclassification adjustment for realized gains, net of tax	(8,376)	(336,962)	(950,560)
Other comprehensive income (loss), net of tax	3,065,601	(5,075,164)	1,520,196

Comprehensive income (loss)	$6,938,545	$936,931	$(9,456,925)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total

Balance, December 31, 2011	$97,513	$35,815,098	$76,510,081	$(31,967,269)	$3,657,849	$84,113,272

Net loss	-	-	(10,977,121)	-	-	(10,977,121)
Other comprehensive income, net	-	-	-	-	1,520,196	1,520,196
Stock based compensation benefit	-	(3,294)	-	-	-	(3,294)

Balance, December 31, 2012	97,513	35,811,804	65,532,960	(31,967,269)	5,178,045	74,653,053

Net income	-	-	6,012,095	-	-	6,012,095
Other comprehensive loss, net	-	-	-	-	(5,075,164)	(5,075,164)
Retirement of treasury shares	-	-	(31,967,269)	31,967,269	-	-
Retirement of common shares	(974)	-	(728,460)	-	-	(729,434)
Stock based compensation benefit	-	(2,407)	-	-	-	(2,407)

Balance, December 31, 2013	96,539	35,809,397	38,849,326	-	102,881	74,858,143

Net income	-	-	3,872,944	-	-	3,872,944
Other comprehensive income, net	-	-	-	-	3,065,601	3,065,601
Retirement of common shares	(559)	-	(456,515)	-	-	(457,074)
Stock based compensation expense	-	59,798	-	-	-	59,798
Dividends ($.10 per share)	-	-	(962,551)	-	-	(962,551)

Balance, December 31, 2014	$95,980	$35,869,195	$41,303,204	$-	$3,168,482	$80,436,861

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Operating activities:
Net income (loss)	$3,872,944	$6,012,095	$(10,977,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,100,000	1,085,000	23,251,647
Depreciation	1,273,898	1,111,748	1,065,863
Amortization of intangibles	221,070	478,404	456,575
Accretion of discounts and premiums on securities, net	1,120,442	845,597	287,743
Deferred income taxes	1,565,687	3,099,975	(7,137,299)
(Gain) loss on disposal of premises and equipment	1,915	(6,776)	(1,747)
(Gain) loss on sale of other real estate owned	(115,137)	(609,173)	528,521
Gain on sale of loans held for sale	(641,594)	(1,338,119)	(2,400,614)
Gain on sale of investment securities available for sale	(13,509)	(548,074)	(1,546,883)
Stock based compensation (income) expense	59,798	(2,407)	(3,294)
Originations of loans held for sale, net	(22,413,812)	(22,874,078)	(82,008,525)
Proceeds from sale of loans held for sale	21,254,480	65,945,630	29,523,215
Other operating activities	1,569,037	2,154,462	6,544,477
Net cash provided by (used in) operating activities	8,855,219	55,354,284	(42,417,442)

Investing activities:
Proceeds from sale of investment securities available for sale	787,500	43,202,214	32,704,734
Purchases of investment securities available for sale	(153,293,758)	(58,993,994)	(38,323,007)
Proceeds from principal repayments of mortgage-backed securities available for sale	14,717,333	21,935,029	23,670,100
Originations of loans held for investment, net of principal repayments	(30,526,607)	(14,582,840)	26,182,030
Proceeds from disposal of premises and equipment	-	11,050	33,012
Proceeds from disposal of other real estate owned	3,074,944	7,735,395	6,677,659
Purchase of investment securities held to maturity	-	(505,818)	-
Purchase of bank-owned life insurance	(4,031,316)	(10,227,795)	-
Sale of FHLB stock	242,300	1,010,400	27,700
Purchase of premises and equipment	(2,496,437)	(642,390)	(1,650,851)
Net cash received from acquisition	166,439,050	-	-
Net cash provided by (used in) investing activities	(5,086,991)	(11,058,749)	49,321,377

Financing activities:
Net increase (decrease) in deposit accounts	29,532,759	(15,197,175)	(41,715,676)
Net increase (decrease) in FHLB borrowings	-	(16,500,000)	16,500,000
Cash paid for dividends	(962,551)	-	-
Retirement of common shares	(457,074)	(729,434)	-
Net change in repurchase agreements	-	-	(2,096,189)
Net cash provided by (used in) financing activities	28,113,134	(32,426,609)	(27,311,865)

Increase (decrease) in cash and cash equivalents	31,881,362	11,868,926	(20,407,930)
Cash and cash equivalents, beginning of year	24,235,315	12,366,389	32,774,319
Cash and cash equivalents, end of year	$56,116,677	$24,235,315	$12,366,389

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013 and 2012

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Nature of Operations

First South Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia. First South Bank (the "Bank"), the wholly owned subsidiary of the Company, is organized and incorporated under the laws of the State of North Carolina. The Federal Reserve Board regulates the Company, and the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (“Commissioner”) regulate the Bank.

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

Investment Securities

Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity (“HTM”) and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale (“AFS”) securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

A decline in the market value of any HTM or AFS security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Other Real Estate Owned

Real estate assets acquired through loan foreclosure are recorded as other real estate owned (“OREO”) at the lower of the estimated fair value of the property less estimated costs to sell or the carrying amount of the loan plus unpaid accrued interest at the date of foreclosure. The carrying amount is subsequently reduced by additional valuations which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. Valuation adjustments recognized during the years ended December 31, 2014, 2013 and 2012 were $204,000, $546,000, and $7.8 million, respectively.

Significant Event

On December 15, 2014, the Bank announced the completion of an acquisition of nine branch offices from Bank of America, N.A. (“BOA”), located in Elizabethtown, Goldsboro, Kenansville, Kinston, Kitty Hawk, Morehead City, Mount Olive, Wallace and Wilson, North Carolina effective December 12, 2014. The acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the nine BOA branches for a premium of approximately 1.35% of the assumed deposits. The Bank invested the net funds received into a mix of short and intermediate term investment securities until the funds can be converted to higher yielding assets. The net amount of cash received from the acquisition of the nine BOA branches was $166.4 million.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Significant Event (Continued)

The fair value of assets, including identifiable intangible assets, and deposits assumed were as follows (in thousands):

Loans	$1,328
Premises and equipment	2,650
Identifiable intangible assets	2,183
Overdraft accounts	377
Deposits	172,667
Other liabilities	14

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

Troubled Debt Restructurings

The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but are not limited to, any one or a combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports. Not all loan modifications constitute troubled debt restructurings (“TDRs”). Identifying whether a loan restructuring is a TDR is based upon individual facts and circumstances and requires the use of judgment on a loan-by-loan basis. The Bank must first determine if the borrower is experiencing financial difficulty. A restructuring constitutes a TDR, if for economic or legal reasons related to an individual borrower’s financial condition, the Bank grants a concession to the borrower that would not otherwise be considered. A restructuring that results in only a delay in payment that is insignificant is not a concession.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, the proceeds are allocated between the related loans and the retained mortgage servicing rights (“MSRs”) based on their relative fair values. Servicing assets and liabilities are amortized over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value. The Company recorded amortization of MSRs of $213,210, $446,964 and $425,136 during the years ended December 31, 2014, 2013 and 2012, respectively. There were no impairments recognized during the years ended December 31, 2014, 2013 and 2012.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.09% of the Bank’s total assets with a cap of $15.0 million, and an activity based component of 4.5% of outstanding FHLB advances. At December 31, 2014 and 2013, the Bank owned 6,065 and 8,488 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2014.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill created in a purchase business combination has an indefinite useful life that is not amortized. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2014 and 2013, respectively. Intangible assets with useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheet. Other intangible assets consist of core deposit intangibles (CDI) arising from branch acquisitions and will be amortized over 10 years.

Income Taxes

The Company has adopted FASB ASC 740-10, regarding uncertain income tax positions.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Company has determined that it has no uncertain income tax positions as of December 31, 2014.  Also, the Company does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Company includes interest and penalties in the financial statements as a component of income tax expense; however, no interest or penalties are included in the Company's income tax expense for the years ended December 2014, 2013 and 2012, respectively. The Company and the Bank file a consolidated federal income tax return, and separate state income tax returns. The Company's income tax returns for years ended after December 31, 2010 remain open for examination.

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

Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of taxes:

	Unrealized Holding Gains(Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains(Losses) on cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$5,178	$-	$5,178
Other compreshensive loss before reclassifications	(4,716)	(22)	(4,738)
Amounts reclassified from AOCI	(337)	-	(337)
Net current period other comprehensive loss	(5,053)	(22)	(5,075)
Balance at December 31, 2013	125	(22)	103
Other compreshensive income (loss) before reclassifications	3,305	(232)	3,073
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	3,297	(232)	3,065
Balance at December 31, 2014	$3,422	$(254)	$3,168

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, the Company incurred advertising expense totaling $667,337, $289,419 and $211,524, respectively.

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

New Accounting Pronouncements and Changes in Accounting Principles

New Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and their expected impact on the Company are listed below. Other accounting standards issued or proposed by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. This ASU is effective for annual periods and interim periods beginning after December 15, 2014. The Company does not expect this ASU to impact its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for annual periods and interim periods beginning after December 15, 2014. The Company does not expect this ASU to impact its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU require repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements; require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty; require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset; and require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The Company does not expect this ASU to impact its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this ASU is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. The amendments affect creditors that hold government-guaranteed mortgage loans. The amendments in this ASU are effective for public business entities for annual and interim periods beginning after December 15, 2014. The Company does not expect this ASU to impact its consolidated financial statements.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Interest Rate Hedging

The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap was December 30, 2014, and it has a five-year term.

Reclassifications

Certain amounts in the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, have been reclassified to conform with the presentation for the year ended December 31, 2014. The reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

Subsequent Events

On January 27, 2015, the Company announced that its Board of Directors adopted a plan to repurchase up to 2.5% of its outstanding shares of common stock, or approximately 239,950 shares, effective as of February 1, 2015.

On February 6, 2015, the Bank consolidated its branch office located at 600 North Chestnut Street, Lumberton, North Carolina into its branch office located at 3000 North Elm Street, Lumberton, North Carolina. In addition, the Bank has begun construction on a new branch office to be located at 4309 Fayetteville Road in Lumberton, North Carolina.

We have evaluated subsequent events after December 31, 2014, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after December 31, 2014, that required adjustments to the Consolidated Financial Statements.

2. INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at December 31, 2014 and 2013, are summarized as follows:

	December 31, 2014
	Amortized	Gross	Gross	Fair
Securities available for sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Government agencies	$30,911	$397	$76	$31,232
Mortgage-backed securities	170,443	4,384	547	174,280
Municipal securities	54,014	1,797	109	55,702
Corporate bonds	31,411	36	362	31,085
Total	$286,779	$6,614	$1,094	$292,299

	December 31, 2013
	Amortized	Gross	Gross	Fair
Securities available for sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Government agencies	$4,174	$-	$73	$4,101
Mortgage-backed securities	93,143	2,464	154	95,453
Municipal securities	45,781	60	1,949	43,892
Corporate bonds	7,000	-	146	6,854
Total	$150,098	$2,524	$2,322	$150,300

	December 31, 2014
	Amortized	Gross	Gross	Fair
Securities held to maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Government agencies	$507	$5	$-	$512
Total	$507	$5	$-	$512

	December 31, 2013
	Amortized	Gross	Gross	Fair
Securities held to maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Government agencies	$506	$5	$-	$511
Total	$506	$5	$-	$511

2. INVESTMENT SECURITIES (Continued)

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at December 31, 2014 and 2013. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$11,790	$76	$-	$-	$11,790	$76
Mortgage-backed securities	61,106	527	3,093	20	64,199	547
Municipal securities	5,469	99	904	10	6,373	109
Corporate bonds	21,670	256	3,894	106	25,564	362
Total	$100,035	$958	$7,891	$136	$107,926	$1,094

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$4,101	$73	$-	$-	$4,101	$73
Mortgage-backed securities	20,387	148	1,136	6	21,523	154
Municipal securities	34,687	1,949	-	-	34,687	1,949
Corporate bonds	6,854	146	-	-	6,854	146
Total	$66,029	$2,316	$1,136	$6	$67,165	$2,322

The following table summarizes the amortized cost and fair values of the investment securities portfolio at December 31, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale:	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Government agencies
Amortized cost	$-	$5,620	$25,291	$-
Fair value	-	5,637	25,595	-
Mortgage-backed securities
Amortized cost	1,371	61,394	83,438	24,240
Fair value	1,463	62,253	84,504	26,060
Municipal securities
Amortized cost	-	24,099	26,210	3,705
Fair value	-	24,652	27,312	3,738
Corporate bonds
Amortized cost	-	17,913	13,498	-
Fair value	-	17,797	13,288	-
Total Amortized cost	$1,371	$109,026	$148,437	$27,945
Total Fair value	$1,463	$110,339	$150,699	$29,798

Securities held to maturity:	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Government agencies
Amortized cost	$-	$507	$-	$-
Fair value	-	512	-	-
Total Amortized cost	$-	$507	$-	$-
Total Fair value	$-	$512	$-	$-

FHLB Agency Bonds with an amortized cost of $9.7 million were pledged as collateral for public deposits at December 31, 2014. Mortgage-backed securities with an amortized cost of $4.7 million were pledged as collateral for public deposits at December 31, 2013. In addition, a government agency bond with an amortized cost of $507,000 and $506,000 was pledged as collateral on an interest rate swap transaction at December 31, 2014 and 2013, respectively.

2. INVESTMENT SECURITIES (Continued)

At December 31, 2014, the investment securities portfolio included 58 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	December 31, 2014
Obligations of state and political subdivisions:	Amortized Cost	Fair Value
General obligation bonds:	(In thousands)
Texas	$11,285	$11,929
Pennsylvania	6,501	6,595
California	3,547	3,502
North Carolina	3,004	3,065
New York	2,593	2,657
South Carolina	2,306	2,368
Other (9 states)	10,783	11,072
Total general obligation bonds	40,019	41,188
Revenue bonds:
North Carolina	4,985	5,208
New York	2,808	2,859
Texas	2,777	2,862
Pennsylvania	1,757	1,849
Florida	1,668	1,736
Total revenue bonds	13,995	14,514
Total obligations of state and political subdivisions	$54,014	$55,702

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.4 million at December 31, 2014. Of this total, $2.4 million in amortized cost and $2.4 million in fair value are guaranteed by an insurance policy issued by Assured Guaranty Municipal Corp.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Refunding bonds	$4,495	$4,700
University and college	2,777	2,863
Public improvements	2,187	2,259
Pension funding	1,757	1,849
Other	2,779	2,843
Total revenue bonds	$13,995	$14,514

The largest single exposure in revenue bonds is an issue from the Philadelphia Authority for Industrial Development in Pennsylvania. The debt is to be repaid by the City of Philadelphia from revenues of pledged assets held and their taxes received. As of December 31, 2014, this issue had an amortized cost of $1.8 million and fair value of $1.8 million.

Prior to purchasing any security, the Bank ensures the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade. To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (“NRSRO”). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following criteria pertaining to the obligor is acquired and reviewed as part of the Bank’s credit analysis: Data from debt offerings (prospectus/offering circular); data from regulatory filings (10-K, 10-Q, 8-K); data available from the obligor’s website (annual reports, press releases); data obtained from a third party (bond broker, analyst); NRSRO report on the initial offering and/or subsequent reviews of the issuer; or other pertinent available financial information. There have been no instances where the NRSRO’s credit rating has significantly differed from that of the Bank’s credit analysis.

3. LOANS HELD FOR SALE

The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at December 31, 2014 and 2013, the Bank marked these mortgage loans to market. Mortgage loans held for sale at December 31, 2014 and December 31, 2013, had estimated fair market values of $4.8 million and $3.0 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at December 31, 2014 and 2013, respectively:

Forward Contracts	December 31, 2014		December 31, 2013
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$111	$4,099	$6	$1,873

4. LOANS HELD FOR INVESTMENT

The following table summarizes loans held for investment at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$64,647	13.4%	$67,426	14.9%
Residential construction	1,382	0.3	1,201	0.3
Residential lots and raw land	828	0.2	904	0.2
Total mortgage loans	66,857	13.9	69,531	15.4

Commercial loans and leases:
Commercial real estate	255,800	53.2	227,280	50.3
Commercial construction	27,646	5.7	24,597	5.4
Commercial lots and raw land	27,502	5.7	27,681	6.1
Commercial and Industrial	28,379	5.9	26,108	5.8
Lease receivables	12,392	2.6	8,179	1.8
Total commercial loans and leases	351,719	73.1	313,845	69.4

Consumer loans:
Consumer real estate	18,863	3.9	21,221	4.7
Consumer construction	1,412	0.3	1,549	0.3
Consumer lots and raw land	10,430	2.2	14,726	3.3
Home equity lines of credit	28,059	5.8	27,546	6.1
Consumer other	3,932	0.8	3,547	0.8
Total consumer loans	62,696	13.0	68,589	15.2

Gross loans held for investment	481,272	100.0%	451,965	100.0%

Less deferred loan origination fees, net	836		1,005
Less allowance for loan and lease losses	7,520		7,609

Net loans held for investment	$472,916		$443,351

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the FHLB. See Note 13 below, for additional information. During the years ended December 31, 2014 and 2013, the Bank purchased participations in commercial real estate loans totaling $4.2 million and $3.8 million, respectively.

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents nonaccrual loans, including TDR loans, accounted for on a nonaccrual basis and segregated by class of financing receivables at the dates indicated.

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$727	$250	$-	$701	$1,549
Residential lots and raw land	11	-	-	-	-
Commercial real estate	554	301	1,100	8,670	5,553
Commercial construction	-	-	-	633	1,291
Commercial lots and raw land	32	1,020	1,385	9,389	4,964
Commercial and Industrial	-	76	87	61	27
Lease receivables	69	-	-	-	-
Consumer real estate	214	232	77	796	438
Consumer lots and raw land	124	40	-	1,070	359
Home equity lines of credit	61	93	97	287	99
Consumer other	6	2	1	1	12
Total loans accounted for on a nonaccrual basis	1,798	2,014	2,747	21,608	14,292

TDR loans accounted for on a nonaccrual basis:
Past Due TDRs:
Residential real estate	-	-	-	414	-
Commercial real estate	1,182	1,649	1,593	3,531	4,294
Commercial construction	-	-	-	157	-
Commercial lots and raw land	-	121	-	3,357	6,616
Commercial and Industrial	-	-	12	1,509	1,497
Consumer real estate	51	51	-	202	-
Total Past Due TDRs	1,233	1,821	1,605	9,170	12,407

Current TDRs:
Residential real estate	834	859	-	-	508
Commercial real estate	127	145	83	2,802	6,237
Commercial construction	-	-	-	2,704	2,315
Commercial lots and raw land	1,046	735	-	6,604	5,506
Commercial and Industrial	-	-	-	35	-
Consumer lots and raw land	-	-	-	102	-
Total Current TDRs	2,007	1,739	83	12,247	14,566
Total TDR loans accounted for on a nonaccrual basis	3,240	3,560	1,688	21,417	26,937
Total non-performing loans	$5,038	$5,574	$4,435	$43,025	$41,265
Percentage of total loans held for investment, net	1.1%	1.3%	1.0%	8.3%	6.9
Loans over 90 days past due, still accruing	$389	$420	$863	$1,031	$2,743
Other real estate owned	7,756	9,354	12,893	17,005	11,616
Total non-performing assets	$13,183	$15,348	$18,191	$61,061	$55,624

Cumulative interest income not recorded on loans accounted for on a nonaccrual basis was $109,598, $149,104, $176,277, $1,480,906, and $1,536,996 respectively, at December 31, 2014, 2013, 2012, 2011, and 2010 respectively.

4. LOANS HELD FOR INVESTMENT (Continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2014 and 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2014
Residential real estate	$1,553	$361	$944	$2,858	$61,789	$64,647	$389
Residential construction	-	-	-	-	1,382	1,382	-
Residential lots and raw land	-	2	9	11	817	828	-
Commercial real estate	1,099	444	1,182	2,725	253,075	255,800	-
Commercial construction	-	-	-	-	27,646	27,646	-
Commercial lots and raw land	307	39	32	378	27,124	27,502	-
Commercial and Industrial	63	-	-	63	28,316	28,379	-
Lease receivables	-	-	69	69	12,323	12,392	-
Consumer real estate	501	164	149	814	18,049	18,863	-
Consumer construction	-	-	-	-	1,412	1,412	-
Consumer lots and raw land	-	21	124	145	10,285	10,430	-
Home equity lines of credit	45	30	46	121	27,938	28,059	-
Consumer other	12	-	6	18	3,914	3,932	-
Total	$3,580	$1,061	$2,561	$7,202	$474,070	$481,272	$389

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2013
Residential real estate	$1,751	$1,641	$404	$3,796	$63,630	$67,426	$404
Residential construction	-	-	-	-	1,201	1,201	-
Residential lots and raw land	-	-	16	16	888	904	16
Commercial real estate	3,463	1,445	732	5,640	221,640	227,280	-
Commercial construction	-	-	-	-	24,597	24,597	-
Commercial lots and raw land	772	-	733	1,505	26,176	27,681	-
Commercial and Industrial	108	-	76	184	25,924	26,108	-
Lease receivables	5	-	-	5	8,174	8,179	-
Consumer real estate	251	130	199	580	20,641	21,221	-
Consumer construction	-	-	-	-	1,549	1,549	-
Consumer lots and raw land	265	16	40	321	14,405	14,726	-
Home equity lines of credit	116	-	65	181	27,365	27,546	-
Consumer other	1	1	-	2	3,545	3,547	-
Total	$6,732	$3,233	$2,265	$12,230	$439,735	$451,965	$420

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents information on loans that were considered impaired as of December 31, 2014 and 2013. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2014, impaired loans included $4.6 million of impaired TDRs, compared to $8.7 million at December 31, 2013.

December 31, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,505	$1,802	$-	$1,268	$74
Commercial real estate	12,331	12,361	-	13,851	721
Commercial construction	103	103	-	1,793	5
Commercial lots and raw land	2,951	2,958	-	3,623	159
Commercial and Industrial	46	46	-	48	2
Consumer real estate	192	192	-	258	6
Consumer lots and raw land	59	59	-	477	4
Home equity lines of credit	58	58	-	46	3
Consumer other	46	46	-	76	2
Subtotal:	17,291	17,625	-	21,440	976

With an allowance recorded:
Residential real estate	235	235	185	47	11
Commercial real estate	1,530	1,569	167	2,638	74
Commercial lots and raw land	416	418	251	152	29
Consumer real estate	132	132	19	139	6
Consumer lots and raw land	643	643	165	584	31
Home equity lines of credit	25	25	5	15	-
Subtotal	2,981	3,022	792	3,575	151

Totals:
Residential	1,740	2,037	185	1,315	85
Commercial	17,377	17,455	418	22,105	990
Consumer	1,155	1,155	189	1,595	52
Grand Total	$20,272	$20,647	$792	$25,015	$1,127

December 31, 2013	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,146	$1,444	$-	$1,105	$48
Commercial real estate	14,039	14,039	-	18,560	791
Commercial construction	2,973	2,973	-	1,272	48
Commercial lots and raw land	4,805	4,812	-	5,388	249
Commercial and industrial	49	49	-	87	2
Consumer real estate	300	300	-	403	17
Consumer lots and raw land	108	108	-	277	6
Home equity lines of credit	57	57	-	40	3
Consumer other	95	95	-	101	4
Subtotal	23,572	23,877	-	27,233	1,168

With an allowance recorded:
Commercial real estate	3,150	3,150	510	2,954	153
Commercial and industrial	73	73	23	73	-
Consumer real estate	167	167	25	139	2
Consumer lots and raw land	573	573	105	676	29
Subtotal	3,963	3,963	663	3,842	184

Totals:
Residential	1,146	1,444	-	1,105	48
Commercial	25,089	25,096	533	28,334	1,243
Consumer	1,300	1,300	130	1,636	61
Grand Total	$27,535	$27,840	$663	$31,075	$1,352

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

The following table presents information on risk ratings of the commercial and consumer held for investment loan portfolios, segregated by loan class as of December 31, 2014 and 2013:

December 31, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,030	778	24	955
3-Average	53,699	5,681	1,560	5,264
4-Acceptable	166,639	17,701	16,601	19,562
5-Watch	16,117	2,641	3,948	458
6-Special Mention	7,195	515	3,201	2,051
7-Substandard	10,120	330	2,168	89
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$255,800	$27,646	$27,502	$28,379

 4. LOANS HELD FOR INVESTMENT (Continued)

December 31, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
			(In thousands)
Pass	$17,796	$1,412	$9,958	$27,828	$3,866
6-Special Mention	636	-	288	60	4
7-Substandard	431	-	184	171	62
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,863	$1,412	$10,430	$28,059	$3,932

December 31, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)

Pass	$61,779	$1,382	$817	$12,323
6-Special Mention	684	-	-	-
7-Substandard	2,095	-	11	69
8-Doubtful	89	-	-	-
9-Loss	-	-	-	-
Total	$64,647	$1,382	$828	$12,392

December 31, 2013
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,148	161	125	579
3-Average	37,492	4,664	1,157	4,831
4-Acceptable	141,942	12,147	12,969	13,011
5-Watch	26,340	3,797	5,388	2,313
6-Special Mention	10,101	3,725	5,019	5,181
7-Substandard	8,257	103	3,023	193
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$227,280	$24,597	$27,681	$26,108

December 31, 2013
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
			(In thousands)
Pass	$20,058	$1,549	$12,380	$27,110	$3,414
6-Special Mention	655	-	2,238	300	18
7-Substandard	508	-	108	136	115
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,221	$1,549	$14,726	$27,546	$3,547

December 31, 2013
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
		(In thousands)
Pass	$64,972	$1,201	$899	$8,161
6-Special Mention	1,345	-	5	18
7-Substandard	1,109	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,426	$1,201	$904	$8,179

5. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments, for the years ended December 31, 2014, 2013 and 2012, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2011	$15,194,014	$253,743	$15,447,757
Provisions for credit losses	23,251,647	(26,136)	23,225,511
Loans charged off	(32,200,666)	-	(32,200,666)
Recoveries	1,615,200	-	1,615,200
Balance at December 31, 2012	7,860,195	227,607	8,087,802
Provisions for credit losses	1,085,000	36,716	1,121,716
Loans charged off	(1,945,274)	-	(1,945,274)
Recoveries	609,546	-	609,546
Balance at December 31, 2013	7,609,467	264,323	7,873,790
Provisions for credit losses	1,100,000	25,407	1,125,407
Loans charged off	(1,316,082)	-	(1,316,082)
Recoveries	126,585	-	126,585
Balance at December 31, 2014	$7,519,970	$289,730	$7,809,700

The following table presents a summary of activity in the allowance for credit losses, with charge-off and recovery by class of financing receivable, for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Allowance for loan and lease losses at beginning of period	$7,609	$7,860
Allowance for unfunded commitments at beginning of period	264	228
Total allowance for credit losses at beginning of period	7,873	8,088
Provision for loan and lease losses	1,100	1,085
Provision for unfunded commitments	26	36

Loans charged-off:
Residential real estate	(33)	(753)
Commercial real estate	(738)	(543)
Commercial construction	(-)	(12)
Commercial lots and raw land	(110)	(286)
Commercial and Industrial	(53)	(20)
Lease receivables	(3)	(-)
Consumer real estate	(54)	(29)
Consumer lots and raw land	(260)	(90)
Home equity lines of credit	(13)	(13)
Consumer other	(52)	(199)
Total charge-offs	(1,316)	(1,945)
Recoveries of loans previously charged-off:
Commercial real estate	42	539
Commercial construction	3	1
Commercial lots and raw land	8	12
Commercial and Industrial	9	5
Consumer real estate	30	20
Home equity lines of credit	14	4
Consumer other	21	28
Total recoveries	127	609
Net charge-offs	(1,189)	(1,336)
Allowance for loan and lease losses at end of period	7,520	7,609
Allowance for unfunded commitments at end of period	290	264
Total allowance for credit losses at end of period	$7,810	$7,873

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the years ended December 31, 2014 and 2013:

	December 31, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$(33)	$-	$112	$982	$62,907
Residential construction	17	(-)	-	-	17	1,382
Residential lots and raw land	13	(-)	-	(2)	11	828
Commercial real estate	3,647	(174)	36	7	3,516	241,939
Commercial construction	343	(-)	2	30	375	27,543
Commercial lots and raw land	415	(-)	-	(38)	377	24,135
Commercial and industrial	430	(4)	9	(35)	400	28,333
Lease receivables	113	(3)	-	62	172	12,392
Consumer real estate	316	(-)	30	(96)	250	18,539
Consumer construction	23	(-)	-	(4)	19	1,412
Consumer lots and raw land	203	(232)	-	181	152	9,728
Home equity lines of credit	463	(12)	7	(53)	405	27,976
Consumer other	60	(14)	21	(15)	52	3,886
Total	6,946	(472)	105	149	6,728	461,000
Individually evaluated:
Residential real estate	-	(-)	-	185	185	1,740
Commercial real estate	510	(564)	6	215	167	13,861
Commercial construction	-	(-)	1	(1)	-	103
Commercial lots and raw land	-	(110)	8	353	251	3,367
Commercial and industrial	23	(49)	-	26	-	46
Consumer real estate	25	(54)	-	48	19	324
Consumer lots and raw land	105	(28)	-	88	165	702
Home equity lines of credit	-	(1)	7	(1)	5	83
Consumer other	-	(38)	-	38	-	46
Total	663	(844)	22	951	792	20,272
Grand Total	$7,609	$(1,316)	$127	$1,100	$7,520	$481,272

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31, 2013
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$1,178	$ (-)	$-	$(275)	$903	$66,280
Residential construction	45	(-)	-	(28)	17	1,201
Residential lots and raw land	14	(-)	-	(1)	13	904
Commercial real estate	3,342	(105)	26	384	3,647	210,091
Commercial construction	350	(12)	1	4	343	21,624
Commercial lots and raw land	504	(-)	-	(89)	415	22,876
Commercial and industrial	353	(18)	5	90	430	25,986
Lease receivables	136	(-)	-	(23)	113	8,179
Consumer real estate	342	(28)	18	(16)	316	20,754
Consumer construction	11	(-)	-	12	23	1,549
Consumer lots and raw land	547	(-)	-	(344)	203	14,045
Home equity lines of credit	490	(12)	-	(15)	463	27,489
Consumer other	88	(199)	28	143	60	3,452
Total	7,400	(374)	78	(158)	6,946	424,430
Individually evaluated:
Residential real estate	-	(753)	-	753	-	1,146
Commercial real estate	35	(438)	513	400	510	17,189
Commercial construction	-	(-)	-	-	-	2,973
Commercial lots and raw land	303	(286)	12	(29)	-	4,805
Commercial and industrial	-	(2)	-	25	23	122
Consumer real estate	12	(1)	2	12	25	467
Consumer lots and raw land	110	(90)	-	85	105	681
Home equity lines of credit	-	(1)	4	(3)	-	57
Consumer other	-	(-)	-	-	-	95
Total	460	(1,571)	531	1,243	663	27,535
Grand Total	$7,860	$(1,945)	$609	$1,085	$7,609	$451,965

6. TROUBLED DEBT RESTRUCTURINGS

The following table presents performing troubled debt restructured loans (TDRs) at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
Performing TDRs accounted for on accrual basis:	(Dollars in thousands)
Residential real estate	$-	$287	$-	$-	$426
Commercial real estate	1,132	1,887	5,901	19,602	19,893
Commercial construction	-	2,762	29	1,401	4,129
Commercial lots and raw land	-	-	1,667	2,887	6,320
Commercial and Industrial	9	13	16	64	316
Consumer real estate	165	171	60	53	-
Consumer lots and raw land	60	69	667	1,178	222
Home equity lines of credit	-	-	-	175	-
Consumer other	56	18	26	28	28
Total	$1,422	$5,207	$8,366	$25,388	$31,334
Percentage of total loans, net	0.3%	1.1%	1.7%	4.8%	5.2%

6. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s performing TDRs for the years ended December 31, 2014 and 2013:

Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2014
Residential mortgage	$287	$-	$-	$(287)	$-
Commercial	4,662	-	-	(3,521)	1,141
Consumer	258	46	-	(23)	281
Total	$5,207	$46	$-	$(3,831)	$1,422

December 31, 2013
Residential mortgage	$-	$1,051	$-	$(764)	$287
Commercial	7,613	3,462	-	(6,413)	4,662
Consumer	753	171	-	(666)	258
Total	$8,366	$4,684	$-	$(7,843)	$5,207

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDRs for the years ended December 31, 2014 and 2013:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2014
Residential mortgage	$859	$-	$-	$(25)	$834
Commercial	2,650	1,459	(554)	(1,200)	2,355
Consumer	51	-	-	(-)	51
Total	$3,560	$1,459	$(554)	$(1,225)	$3,240
December 31, 2013
Residential mortgage	$-	$1,162	$(297)	$(6)	$859
Commercial	11,385	3,316	(470)	(11,581)	2,650
Consumer	297	257	-	(503)	51
Total	$11,682	$4,735	$(767)	$(12,090)	$3,560

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the year ended December 31, 2014, none of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

7. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned (“OREO”) during the years ended December 31, 2014 and 2013.

	Balance			Fair Value	Balance
	12-31-13	Additions	Sales, net	Adjustments	12-31-14
	(In thousands)
Other Real
Estate Owned	$9,354	$1,566	$(2,960)	$(204)	$7,756

	Balance			Fair Value	Balance
	12-31-12	Additions	Sales, net	Adjustments	12-31-13
	(In thousands)
Other Real
Estate Owned	$12,893	$4,134	$(7,127)	$(546)	$9,354

Fair value adjustments are recorded in order to adjust the carrying values of OREO to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will adjust to the lesser fair value offer amount. At December 31, 2014, OREO consisted of residential and commercial properties, developed lots and raw land.

8. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:	December 31,
	2014	2013
Land	$3,987,379	$3,219,079
Office buildings and improvements	10,439,579	9,044,432
Furniture, fixtures and equipment	9,811,116	7,325,161
Vehicles	649,536	693,153
Projects/work in process	874,355	202,984
	25,761,965	20,484,809
Less accumulated depreciation	9,940,529	8,725,288
Total	$15,821,436	$11,759,521

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through December 31, 2024. Rental expense of $690,971, $635,491 and $567,749 during the years ended December 31, 2014, 2013 and 2012, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2015	$1,122,068
2016	1,037,607
2017	901,347
2018	792,688
2019	607,545
Thereafter	1,777,973
Total	$6,239,228

9. GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the years ended December 31, 2014 and 2013, respectively:

	Goodwill	Other Intangibles	Total
Balance at December 31, 2012	$4,218,576	$39,300	$4,257,876
Amortization	—	(31,440)	(31,440)
Acquisitions	—	—	—
Balance at December 31, 2013	4,218,576	7,860	4,226,436
Amortization	—	(7,860)	(7,860)
Acquisitions	—	2,182,909	2,182,909
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at December 31, 2014 and 2013, respectively:

Other Intangibles
Gross carrying amount at December 31, 2012 (1)	$287,832
Accumulated amortization	(279,972)
Acquisitions	—
Net book value at December 31, 2013	7,860
Accumulated amortization	(7,860)
Acquisitions (2)	2,182,909
Net book value at December 31, 2014	$2,182,909

(1)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(2)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2014, the remaining life of the CDI was 10 years.

2015	$287,396
2016	284,327
2017	241,678
2018	223,002
2019	223,002
Thereafter	923,504
Total	$2,182,909

10. DEPOSITS

The following table presents the distribution of the Bank’s deposit accounts as of December 31, 2014 and 2013.

	12/31/14	12/31/13
Demand accounts:	(In thousands)
Non-interest bearing checking	$147,544	$96,445
Interest bearing checking	180,558	128,161
Money market	87,914	43,388
Savings accounts	117,933	69,543
Certificate accounts	254,331	248,167
Total deposits	$788,280	$585,704

10. DEPOSITS (Continued)

At December 31, 2014, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$25,540	$12,737	$38,277
Over three months through one year	48,217	29,457	77,674
Over one year through three years	55,193	51,913	107,106
Over three years	13,858	17,416	31,274
Total time deposits	$142,808	$111,523	$254,331

The aggregate amount of time deposits with balances of $100,000 or more was $111,789,568 and $123,492,907 at December 31, 2014 and 2013, respectively.

11. EMPLOYEE BENEFIT PLANS

First South Bank has adopted the First South Bank Employee’s Savings & Profit Sharing Plan and Trust (the “Savings Plan”) to help its employees save for retirement. During the years ended December 31, 2014, 2013 and 2012, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. This plan is designed to qualify as a “Safe Harbor 401(k) Plan”. As a Safe Harbor 401(k) plan matching contributions are always fully vested for the employees. As of January 1, 2013, the Bank matches 100% of employees’ contributions up to 3% of their plan compensation, and an additional 50% of employees’ contributions between 3% and 5% of their plan compensation. In addition, the Savings Plan allows the Company to make a discretionary match and /or a discretionary profit sharing contribution to employee accounts.

Expenses related to the Bank's contributions to this plan for the years ended December 31, 2014, 2013 and 2012 were $295,683, $270,826 and $327,544, respectively. Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2014, 2013 and 2012 was $190,789, $159,926 and $1,763,474, respectively. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $1,299,621 and $1,348,912 as of December 31, 2014 and 2013, respectively.

12. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2014. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”), (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At December 31, 2014, the 1997 Plan had 38,250 granted unexercised stock option shares. At December 31, 2014, the 2008 Plan includes 131,250 granted unexercised stock option shares, 13,900 granted nonvested restricted stock award shares and 812,850 shares available to be granted.

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

12. STOCK-BASED COMPENSATION (Continued)

A summary of option activity under the Plans as of December 31, 2014 and 2013, and changes during the years then ended is presented below:

	Shares Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	855,000	154,004	$12.86	$87,520
Options granted	(22,500)	22,500	6.52
Forfeited	9,750	(16,129)	14.19
Expired	-	-	00.0
Exercised	-	-	0.00
Outstanding at December 31, 2013	842,250	160,375	$11.84	$185,900
Options granted	(19,000)	19,000	8.34
Restricted stock awards	(13,900)	-	8.36
Forfeited	3,500	(3,500)	6.78
Expired	-	(6,375)	16.42
Exercised	-	-	0.00
Outstanding at December 31, 2014	812,850	169,500	$11.38	$194,020

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants during the years ended December 31, 2014, 2013 and 2012.

	December 31,
Year Ended:	2014	2013	2012
Dividend growth rate	1.0%	0.0%	0.0%
Expected volatility	53.0%	37.1%	37.3%
Average risk-free interest rates	1.85%	1.40%	1.53%
Expected lives	6 years	6 years	6 years

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2014, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	93,250	7.53	$5.96	30,550	$5.57
$10.01 – 17.00	27,000	4.70	11.01	27,000	11.01
$17.01 – 26.00	39,750	2.51	20.36	39,750	20.36
$26.01 – 34.00	9,500	1.69	28.14	9,500	28.14
	169,500	5.57	11.38	106,800	14.46

Following is a summary of nonvested option vesting changes during the years ended December 31, 2014 and 2013:

Year Ended:	December 31, 2014		December 31, 2013
	Shares	Price	Shares	Price
Nonvested at beginning of year	58,750	$5.38	50,166	$5.68
Granted	19,000	8.34	22,500	6.52
Forfeited	(3,500)	6.78	(1,750)	6.52
Vested	(11,550)	5.72	(12,166)	8.55
Nonvested at end of year	62,700	6.14	58,750	5.38

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the year ended December 31, 2014, 13,900 restricted stock awards were granted with a four year vesting period. Following is a summary of nonvested restricted stock awards for the year ended December 31, 2014:

	Shares	Price
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2014	13,900	$8.36

12. STOCK-BASED COMPENSATION (Continued)

For the year ended December 31, 2014, net compensation expense charged to income for the Plans was $59,798, compared to net compensation benefit of $2,407 credited to income for the year ended December 31, 2013.

Total unrecognized compensation cost on granted unexercised option shares was $112,764 at December 31, 2014, compared to $82,016 at December 31, 2013. That cost is expected to be recognized over the next 4 years. There were no income tax benefits available for recognition during the years ended December 31, 2014 or 2013, as there were no stock options exercised during either of the respective periods.

Total unrecognized compensation cost on nonvested restricted stock awards granted under the 2008 Plan was $89,574 at December 31, 2014. That cost is expected to be recognized over the next 3 years.

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Increased (reduced) net income before income taxes	$(59,798)	$2,407	$3,294
Increased (reduced) net income	(59,798)	2,407	3,294
Reduced basic earnings per share	.00	.00	.00
Reduced diluted earnings per share	.00	.00	.00

13. BORROWED MONEY

The Bank had no FHLB borrowings outstanding at December 31, 2014 or 2013. The Bank pledges its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At December 31, 2014 and 2013, the Bank had approximately $221.3 million and $116.0 million, respectively, of credit available with the FHLB. At December 31, 2014, the Bank had lendable collateral value with the FHLB totaling $137.6 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

14. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred
Federal	2,384,808	2,721,905	(6,352,027)
State	(819,121)	378,070	(785,272)
	1,565,687	3,099,975	(7,137,299)
Total	$1,565,687	$3,099,975	$(7,137,299)

Reconciliations of the expected income tax expense (benefit) at statutory tax rates with income tax expense (benefit) reported in the statements of operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
Expected income tax expense (benefit) at 35%	$1,849,135	$3,189,225	$(6,538,852)
State income taxes, net of federal income tax	(540,620)	245,746	(840,709)
Other expenses and adjustments	257,172	(334,996)	242,262
Total	$1,565,687	$3,099,975	$(7,137,299)

14. INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred income tax assets
Deferred directors' fees	$300,102	$269,963
Allowance for credit losses	2,819,764	2,924,519
Employee benefits	184,657	224,731
Unrealized loss on interest rate swap	150,976	76,714
Alternative minimum tax credits	294,014	-
Other	33,074	37,326
Net operating loss carryovers	6,738,970	7,752,484
	10,521,557	11,285,737
Deferred income tax liabilities
Depreciation and amortization	1,055,142	2,374,541
Carrying value – land	373,000	385,000
Mortgage servicing rights	391,859	501,688
Deferred loan origination fees and costs	326,422	122,871
Unrealized gain on securities available for sale	2,097,519	-
Loans mark-to-market	41,279	-
	4,285,221	3,384,100
Net deferred income tax asset	$6,236,336	$7,901,637

At December 31, 2014, the Bank had net operating loss carryovers for Federal and State income tax purposes of $17,440,576 and $16,183,471, respectively. These losses may generally be carried over 20 years for Federal purposes and 15 years for State purposes.

15. REGULATORY CAPITAL REQUIREMENTS

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

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. The Bank's actual regulatory capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table below:

			Minimum for Capital		Minimum to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Total Capital (to Risk Weighted Assets)	$82,670	14.6%	$45,394	8.0%	$56,743	10.0%
Tier 1 Capital (to Risk Weighted Assets)	75,568	13.3%	22,697	4.0%	34,046	6.0%
Tier 1 Capital (to Average Assets)	75,568	9.7%	31,748	4.0%	39,685	5.0%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$81,213	16.8%	$38,657	8.0%	$48,221	10.0%
Tier 1 Capital (to Risk Weighted Assets)	75,150	15.6%	19,328	4.0%	28,993	6.0%
Tier 1 Capital (to Average Assets)	75,150	11.2%	26,883	4.0%	33,604	5.0%

15. REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2014, the most recent report filing date with the FDIC, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table above. There are no conditions or events since December 31, 2014, that management believes has changed the Bank's well capitalized category.

16. EARNINGS PER SHARE

The following table provides a reconciliation of income (loss) available to common stockholders and the average number of shares outstanding for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012

Net income (loss)-(numerator)	$3,872,944	$6,012,095	$(10,977,121)

Weighted average shares outstanding for basic EPS-(denominator)	9,619,124	9,745,154	9,751,271
Dilutive effect of stock options and restricted stock awards	19,034	6,583	-
Adjusted shares for diluted EPS	9,638,158	9,751,737	9,751,271
Net income (loss) per common share
Basic	$0.40	$0.62	$(1.13)
Diluted	$0.40	$0.62	$(1.13)

For the years ended December 31, 2014 and 2013, a total 19,034 and 6,583, respectively, of incremental shares from stock options and restricted stock awards were dilutive as the average market price of the Company’s common stock exceeded the exercise and grant prices of these incremental shares. These 19,034 and 6,583 incremental shares were included in the calculation of diluted earnings per share for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, there were no options that were dilutive, as the exercise prices for that year exceeded the average market price of the Company’s common stock.

17. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $306,821,726, $325,440,571 and $313,823,285 at December 31, 2014, 2013, and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2014 and 2013, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,178,115 and $1,219,623, respectively. During the years ended December 31, 2014 and 2013, the Bank recorded additional servicing assets of $171,702 and $405,231, respectively, as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2014, 2013, and 2012 aggregated $213,210, $446,964 and $425,136, respectively. The fair value of recognized servicing assets amounted to approximately $2,347,000 and $3,409,000 as of December 31, 2014 and 2013, respectively. The Bank's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

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

The Bank's lending is concentrated primarily in eastern and central North Carolina. Credit has been extended to certain of the Bank's customers through multiple lending transactions. Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements. A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013

Commitments to extend credit	$40,949,000	$28,766,000
Undrawn balances on lines of credit and undrawn balances on credit reserves (overdraft protection)	46,358,000	45,482,000
Standby letters of credit	385,000	-
Total	$87,692,000	$74,248,000

19. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Following is the parent company’s Condensed Balance Sheets of December 31, 2014 and 2013; and Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013
CONDENSED BALANCE SHEETS
Cash	$230,936	$216,823
Investment in wholly-owned subsidiary	89,885,724	84,087,659
Investment securities held-to-maturity	507,309	506,176
Investment in Preferred Trust I	310,010	310,010
Income tax receivable	53,148	33,093
Other assets	164,496	50,326
Total assets	$91,151,623	$85,204,087

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	404,762	35,944
Stockholders' equity	80,436,861	74,858,143
Total liabilities and stockholders' equity	$91,151,623	$85,204,087

19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
	2014	2013	2012
CONDENSED STATEMENTS OF INCOME
Income:
Equity in earnings (loss) of subsidiary	$4,131,165	$6,284,221	$(10,687,543)
Miscellaneous income	6,870	2,259	-
Total income	4,138,035	6,286,480	(10,687,543)

Expenses:
Interest on junior subordinated debentures	323,113	339,572	363,755
Miscellaneous expenses	75,000	75,000	75,000
Income tax expense (benefit)	(133,022)	(140,187)	(149,177)
Total expense	265,091	274,385	289,578
Net income (loss)	$3,872,944	$6,012,095	$(10,977,121)

	Years Ended December 31,
	2014	2013	2012
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income (loss)	$3,872,944	$6,012,095	$(10,977,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation (income) expense	59,798	(2,407)	(3,294)
Equity in undistributed (earnings) loss of subsidiary	(4,131,165)	(6,284,221)	10,687,543
Upstream dividend received from subsidiary	1,690,000	675,000	75,000
Other operating activities	(57,839)	(618,224)	217,846
Net cash provided by (used in) operating activities	1,433,738	(217,757)	(26)

Investing activities:
Purchase held-to-maturity investment	-	(506,176)	-
Sale of income tax receivable to subsidiary	-	-	11,622,675
Net cash provided by (used in) investing activities	-	(506,176)	11,622,675

Financing activities:
Payment to repurchase common stock	(457,074)	(729,434)	-
Additional equity investment in subsidiary	-	-	(10,000,000)
Cash paid for dividends	(962,551)	-	-
Net cash used in financing activities	(1,419,625)	(729,434)	(10,000,000)
Net increase (decrease) in cash	14,113	(1,453,367)	1,622,649
Cash at beginning of year	216,823	1,670,190	47,541
Cash at end of year	$230,936	$216,823	$1,670,190

20. FAIR VALUE MEASUREMENT

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

20. FAIR VALUE MEASUREMENT (Continued)

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

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

Assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/14	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$31,232	$31,232	$-	$-
Mortgage-backed securities	174,280	-	174,280	-
Municipal securities	55,702	-	55,702	-
Corporate bonds	31,085	-	31,085	-
Mortgage loans held for sale	4,793	-	4,793	-
Bank-owned life insurance	15,125	-	15,125	-
Interest rate swap	(405)	-	(405)	-
Total December 31, 2014	$311,812	$31,232	$280,580	$-

Description	12/31/13	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$4,101	$4,101	$-	$-
Mortgage-backed securities	95,453	-	95,453	-
Municipal securities	43,892	-	43,892	-
Corporate bonds	6,854	-	6,854	-
Mortgage loans held for sale	2,992	-	2,992	-
Bank-owned life insurance	11,094	-	11,094	-
Forward starting interest rate swap	(36)	-	(36)	-
Total December 31, 2013	$164,350	$4,101	$160,249	$-

Assets measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	12/31/14	Level 1	Level 2	Level 3
Impaired loans, net	$19,480	$-	$-	$19,480
Other real estate owned	7,756	-	-	7,756
Total December 31, 2014	$27,236	$-	$-	$27,236

Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans, net	$26,872	$-	$-	$26,872
Other real estate owned	9,354	-	-	9,354
Total December 31, 2013	$36,226	$-	$-	$36,226

20. FAIR VALUE MEASUREMENT (Continued)

Impaired loans at December 31, 2014 and 2013 include $17.3 million and $23.6 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

The Bank does not record loans held for investment at fair value on a recurring basis. However, when a loan is considered impaired an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included above.

Impaired loans where a write down is taken based on fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as non-recurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank classifies the impaired loan as non-recurring Level 3.

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $204,000, $546,000 and $7.8 million were made to OREO during the years ended December 31, 2014, 2013 and 2012, respectively. Net gain (loss) realized and included in earnings for the years ended December 31, 2014, 2013 and 2012 are reported in other revenues as follows:

	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12
Gain (loss) on sale of OREO, net	$115,137	$609,173	$(528,521)

No liabilities were measured at fair value on a recurring or non-recurring basis as of December 31, 2014 or 2013.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at December 31, 2014 and 2013:

	Level in	December 31, 2014		December 31, 2013
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$23,281	$23,281	$11,816	$11,816
Interest-bearing deposits in other banks	Level 1	32,836	32,836	12,419	12,419
Securities available for sale	Level 1	31,232	31,232	4,101	4,101
Securities available for sale	Level 2	261,067	261,067	146,199	146,199
Securities held to maturity	Level 2	512	507	511	506
Loans held for sale	Level 2	4,793	4,793	2,992	2,992
Loans and leases HFI, net, less impaired loans	Level 2	460,062	453,436	419,472	416,479
Stock in FHLB of Atlanta	Level 2	607	607	849	849
Accrued interest receivable	Level 2	2,582	2,582	2,335	2,335
Interest rate swap	Level 2	(405)	(405)	(36)	(36)
Bank-owned life insurance	Level 2	15,125	15,125	11,094	11,094
Impaired loans HFI, net	Level 3	19,480	19,480	26,872	26,872
Mortgage servicing rights	Level 3	2,347	1,178	3,409	1,220

21. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Level in	December 31, 2014		December 31, 2013
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial liabilities:
Deposits	Level 2	$788,488	$788,280	$587,158	$585,704
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

Fair values of financial assets and liabilities have been estimated using data which management considers as the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments. The estimation methodologies used by the Bank are as follows:

Financial assets:

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

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates fair value because of the short maturities of these instruments. Fair value hierarchy Input level 2.

Interest Rate Swap: The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014. Fair value hierarchy Input level 2.

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

Financial liabilities:

Deposits: The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits is estimated using rates currently offered for similar instruments with similar remaining maturities. Fair value hierarchy Input level 2.

Junior Subordinated Debentures: The carrying amount of junior subordinated debentures approximates fair value of similar instruments with similar characteristics and remaining maturities. Fair value hierarchy Input level 2.

22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Real estate acquired in settlement of loans	$1,565,993	$4,133,854	$10,907,604
Exchange of loans for mortgage-backed securities	-	-	41,034,564
Cash paid for interest	2,748,812	3,487,686	4,545,533
Cash paid for income taxes	150,000	150,000	290,000

23. JUNIOR SUBORDINATED DEBENTURES

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

Consolidated debt obligations as of December 31, 2014 related to a subsidiary Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. As noted above, effective December 30, 2014, the Company swapped the interest rate on these debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment.

24. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties is as follows:

Extensions of credit at December 31, 2013	$3,540,691
New extensions of credit made during the year	-
Repayments during the year	(250,400)
Extensions of credit at December 31, 2014	$3,290,291

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

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of and for the year ended December 31, 2014. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework contained in INTERNAL CONTROL - INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as revised in May 2013 (the “2013 FRAMEWORK”). Based on its evaluation conducted under the guidelines set forth in the 2013 FRAMEWORK, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2014.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process, effected by the Board of Directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting and compliance. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation, the Federal Reserve, and the appropriate state banking regulatory agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2014.

Turlington and Company, L.L.P., an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.

First South Bancorp, Inc.

/s/ Bruce W. Elder	/s/ Scott C. McLean

Bruce W. Elder	Scott C. McLean
President and Chief Executive Officer	Executive Vice President and
March 25, 2015	Chief Financial Officer
March 25, 2015

Attestation Report of Independent Registered Public Accounting Firm

[Letterhead of Turlington and Company, L.L.P.]

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited First South Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First South Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First South Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary, and our report dated March 25, 2015, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 25, 2015

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors – Security Ownership of Management” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2014.

	(a)	(b)	(c)
Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	183,400	$11.15	812,850

Equity compensation plans not approved by security holders	—	—	—
Total	183,400	$11.15	812,850

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

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 27, 2007 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements with Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Sherry L. Correll (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.3	Supplemental Income Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.3(a)	Amendment dated December 26, 2008 to the Supplemental Income Agreement, as amended and restated, with Sherry L. Correll (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.5	Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Marshall T. Singleton and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5(a)	Amendment dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6	First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.6(a)	Amendment dated December 26, 2008 to the Director’s Retirement Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendment dated December 26, 2008 to the Director’s Retirement Payment Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, with Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement with J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement with Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.15(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))
10.19	Asset Purchase Agreement by and between First South Bank and Emerald Portfolio, LLC dated as of February 20, 2013 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012 (File No. 0-22219))*
10.20	Salary Continuation Agreement between First South Bank and Bruce W. Elder dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))
10.21	Salary Continuation Agreement between First South Bank and Paul S. Jaber dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))
10.22	Salary Continuation Agreement between First South Bank and Scott C. McLean dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))
10.23	Salary Continuation Agreement between First South Bank and John F. Nicholson, Jr. dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))
10.24	Salary Continuation Agreement between First South Bank and J. Randy Woodson dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))
10.25	Purchase and Assumption Agreement dated as of September 2, 2014, between Bank of America, N.A. and First South Bank (Incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 3, 2014 (File No. 0-22219))
21	Subsidiaries of the Registrant
23	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
March 25, 2015
/s/ Bruce W. Elder
By:
Bruce W. Elder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce W. Elder
March 25, 2015
Bruce W. Elder
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Scott C. McLean
March 25, 2015
Scott C. McLean
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Linley H. Gibbs, Jr.
March 25, 2015
Linley H. Gibbs, Jr.
Director

/s/ Frederick N. Holscher
March 25, 2015
Frederick N. Holscher
Director

/s/ Frederick H. Howdy
March 25, 2015
Frederick H. Howdy
Director

/s/ L. Steven Lee
March 25, 2015
L. Steven Lee
Director

/s/ Charles E. Parker, Jr.
March 25, 2015
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton
March 25, 2015
Marshall T. Singleton
Director

