Form 10-K/A
period 2014-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2015-04-02
CIK 1027183

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

Number of shares of Common Stock outstanding as of April 1, 2015: 9,528,964.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K (which this Form 10-K/A amends) into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2014. (Part III)

FIRST SOUTH BANCORP, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) for First South Bancorp, Inc. (the “Company”) is to make a correction under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk and Asset/Liability Management, Table 1 – Projected Change in EVE and Net Interest Income.

In the Form 10-K filed on March 25, 2015, within the Interest Rate Risk and Asset/Liability Management section, Table 1 inadvertently contained data from December 31, 2013. We have corrected this table to include December 31, 2014 data.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company’s principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Form 10-K, which continues to speak as of its original filing date. Except as specifically noted above, this Amendment does not modify or update disclosures in the Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

PART II

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

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income Before PCL
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$120,746	$(23,106)	(16.1)%	$30,609	$1,786	6.2%
+ 300 bp	129,095	(14,757)	(10.3)	30,852	2,029	7.0
+ 200 bp	139,252	(4,600)	(3.2)	30,436	1,613	5.6
+ 100 bp	143,812	(40)	(0.0)	29,859	1,036	3.6
Base	143,852	-	-	28,823	-	-

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A and is also the Exhibit Index.

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

Date: April 2, 2015