Form 10-Q
period 2015-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2015-05-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of May 13, 2015: 9,528,964.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(unaudited)	(*)
Assets

Cash and due from banks	$22,744,354	$23,281,016
Interest-bearing deposits with banks	36,897,107	32,835,661
Investment securities available for sale, at fair value	272,482,823	292,298,910
Investment securities held to maturity	507,595	507,309
Loans held for sale:
Mortgage loans	7,947,333	4,792,943
Total loans held for sale	7,947,333	4,792,943

Loans and leases held for investment	488,675,871	480,436,270
Allowance for loan and lease losses	(7,202,975)	(7,519,970)
Net loans and leases held for investment	481,472,896	472,916,300

Premises and equipment, net	15,480,636	15,821,436
Other real estate owned	7,082,403	7,755,541
Federal Home Loan Bank stock, at cost	796,800	606,500
Accrued interest receivable	2,741,677	2,851,650
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,160,444	1,178,115
Identifiable intangible assets	2,111,061	2,182,909
Income tax receivable	909,885	2,594,376
Bank-owned life insurance	15,252,228	15,125,498
Prepaid expenses and other assets	7,749,601	6,898,192

Total assets	$879,555,419	$885,864,932

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$147,946,110	$147,543,594
Interest bearing demand	264,492,870	268,472,945
Savings	123,457,040	117,932,606
Large denomination certificates of deposit	110,723,881	111,523,043
Other time	137,404,844	142,808,182
Total deposits	784,024,745	788,280,370

Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,818,039	6,837,701
Total liabilities	798,152,784	805,428,071

Common stock, $.01 par value, 25,000,000 shares authorized; 9,528,964 and 9,598,007 shares outstanding, respectively	95,290	95,980
Additional paid-in capital	35,886,092	35,869,195
Retained earnings	41,199,794	41,303,204
Accumulated other comprehensive income	4,221,459	3,168,482
Total stockholders' equity	81,402,635	80,436,861

Total liabilities and stockholders' equity	$879,555,419	$885,864,932

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Interest income:
Interest and fees on loans	$5,934,518	$5,929,234
Interest on investments and deposits	1,829,978	1,145,811
Total interest income	7,764,496	7,075,045

Interest expense:
Interest on deposits	569,748	559,709
Interest on borrowings	95	684
Interest on junior subordinated notes	138,500	79,921
Total interest expense	708,343	640,314

Net interest income	7,056,153	6,434,731
Provision for credit losses	-	250,000
Net interest income after provision for credit losses	7,056,153	6,184,731

Non-interest income:
Deposit fees and service charges	1,872,195	926,947
Loan fees and charges	53,148	37,132
Mortgage loan servicing fees	238,742	226,321
Gain on sale and other fees on mortgage loans	384,985	286,054
Gain on sale of other real estate, net	45,867	39,420
Gain on sale of investment securities	250,781	13,509
Other income	334,144	388,551
Total non-interest income	3,179,862	1,917,934

Non-interest expense:
Compensation and fringe benefits	4,733,622	3,803,998
Federal deposit insurance premiums	133,243	144,599
Premises and equipment	1,373,927	826,145
Advertising	162,684	63,433
Data processing	1,106,845	585,593
Amortization of intangible assets	127,459	122,804
Other real estate owned expense	206,742	121,305
Other	1,409,722	914,923
Total non-interest expense	9,254,244	6,582,800

Income before income tax expense	981,771	1,519,865
Income tax expense	256,694	417,863

NET INCOME	$725,077	$1,102,002

Per share data:
Basic earnings per share	$0.08	$0.11
Diluted earnings per share	$0.08	$0.11
Dividends per share	$0.025	$0.025
Average basic shares outstanding	9,570,820	9,652,804
Average diluted shares outstanding	9,590,979	9,671,557

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$725,077	$1,102,002

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	2,054,282	2,462,657
Tax effect	(750,909)	(935,809)
Unrealized holding gains on securities available for sale, net of tax	1,303,373	1,526,848

Unrealized losses on interest rate hedge position	(103,977)	(109,573)
Tax effect	38,783	41,637
Unrealized losses on interest rate hedge position, net of tax	(65,194)	(67,936)

Reclassification adjustment for realized gains included in net income	(250,781)	(13,509)
Tax effect	65,579	5,133
Reclassification adjustment for realized gains, net of tax	(185,202)	(8,376)

Other comprehensive income, net of tax	1,052,977	1,450,536

Comprehensive income	$1,778,054	$2,552,538

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2015 and 2014

(unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Three Months Ended March 31, 2015	stock	capital	earnings	income, net	Total

Balance at December 31, 2014	$95,980	$35,869,195	$41,303,204	$3,168,482	$80,436,861

Net income			725,077		725,077

Other comprehensive income, net				1,052,977	1,052,977

Vesting of restricted stock awards, net	34	(989)			(955)

Retirement of common shares	(724)		(588,535)		(589,259)

Stock based compensation expense		17,886			17,886

Dividends			(239,952)		(239,952)

Balance at March 31, 2015	$95,290	$35,886,092	$41,199,794	$4,221,459	$81,402,635

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Three Months Ended March 31, 2014	stock	capital	earnings	income, net	Total

Balance at December 31, 2013	$96,539	$35,809,397	$38,849,326	$102,881	$74,858,143

Net income			1,102,002		1,102,002

Other comprehensive income, net				1,450,536	1,450,536

Retirement of common shares	(20)		(16,220)		(16,240)

Stock based compensation expense		13,096			13,096

Dividends			(241,348)		(241,348)

Balance at March 31, 2014	$96,519	$35,822,493	$39,693,760	$1,553,417	$77,166,189

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$725,077	$1,102,002
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	-	250,000
Depreciation	450,888	283,170
Amortization of intangibles	127,459	122,804
Accretion of discounts and premiums on securities, net	541,059	253,997
Loss on disposal of premises and equipment	-	1,346
Gain on sale of other real estate owned	(45,867)	(39,420)
Gain on sale of loans held for sale	(218,162)	(234,509)
Gain on sale of investment securities available for sale	(250,781)	(13,509)
Stock based compensation expense	17,886	13,096
Originations of loans held for sale, net	(7,566,385)	(4,852,593)
Proceeds from sale of loans held for sale	4,630,157	2,430,600
Other operating activities	(2,820,843)	165,888
Net cash used in operating activities	(4,409,512)	(517,128)

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	13,771,793	787,500
Proceeds from principal repayments of mortgage-backed securities available for sale	7,557,231	3,653,015
Originations of loans held for investment, net of principal repayments	(9,130,268)	(11,990,094)
Proceeds from disposal of other real estate owned	1,248,449	1,201,448
Purchases of investment securities available for sale	-	(17,497,383)
Purchases of bank-owned life insurance	(126,730)	-
Purchases of FHLB stock	(190,300)	(522,700)
Purchase of premises and equipment	(110,088)	(85,950)
Net cash provided by (used in) investing activities	13,020,087	(24,454,164)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(4,255,625)	6,696,541
Net increase in FHLB borrowings	-	17,000,000
Cash paid for dividends	(239,952)	(241,348)
Retirement of common shares	(589,259)	(16,240)
Vesting of restricted stock awards, net	(955)	-
Net cash provided by (used in) financing activities	(5,085,791)	23,438,953

Increase (decrease) in cash and cash equivalents	3,524,784	(1,532,339)
Cash and cash equivalents, beginning of period	56,116,677	24,235,315
Cash and cash equivalents, end of period	$59,641,461	$22,702,976

Supplemental disclosures:
Other real estate acquired in settlement of loans	$573,672	$810,000
Cash paid for interest	$714,435	$612,634

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015. Certain amounts in the unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 have been reclassified to conform with the presentation as of and for the respective three month period ended March 31, 2015. The reclassifications had no effect on previously reported net income or stockholders’ equity.

2. Earnings Per Share. Basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three months ended March 31, 2015 and 2014, there were 20,159 and 18,753 stock-based compensation shares, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the three months ended March 31, 2015 and 2014:

	Unrealized Holding Gains on Investment Securities Available-For- Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In Thousands)
Quarter Ended March 31, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive income (loss) before reclassifications	1,303	(65)	1,238
Amounts reclassified from AOCI	(185)	-	(185)
Net current period other comprehensive income (loss)	1,118	(65)	1,053
Balance at March 31, 2015	$4,540	$(319)	$4,221

Quarter Ended March 31, 2014
Balance at December 31, 2013	$125	$(22)	$103
Other comprehensive income (loss) before reclassifications	1,527	(68)	1,459
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	1,519	(68)	1,451
Balance at March 31, 2014	$1,644	$(90)	$1,554

4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,896	$763	$-	$31,659
Mortgage-backed securities	151,504	4,626	41	156,089
Municipal securities	53,879	2,063	21	55,921
Corporate bonds	28,881	54	121	28,814
Total	$265,160	$7,506	$183	$272,483

4. Investment Securities (Continued)

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,911	$397	$76	$31,232
Mortgage-backed securities	170,443	4,384	547	174,280
Municipal securities	54,014	1,797	109	55,702
Corporate bonds	31,411	36	362	31,085
Total	$286,779	$6,614	$1,094	$292,299

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$508	$6	$-	$514

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$507	$5	$-	$512

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at March 31, 2015 and December 31, 2014. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$17,427	$20	$2,975	$21	$20,402	$41
Municipal securities	4,253	21	-	-	4,253	21
Corporate bonds	11,307	29	5,908	92	17,215	121
Total	$32,987	$70	$8,883	$113	$41,870	$183

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$11,790	$76	$-	$-	$11,790	$76
Mortgage-backed securities	61,106	527	3,093	20	64,109	547
Municipal securities	5,469	99	904	10	6,373	109
Corporate bonds	21,670	256	3,894	106	25,564	362
Total	$100,035	$958	$7,891	$136	$107,926	$1,094

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at March 31, 2015, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$7,614	$23,282	$-
Fair value	-	7,710	23,949	-
Mortgage-backed securities
Amortized cost	-	75,592	53,959	21,953
Fair value	-	77,428	55,009	23,652
Municipal securities
Amortized cost	1,945	24,240	23,969	3,725
Fair value	1,965	24,947	25,142	3,867
Corporate bonds
Amortized cost	-	15,383	13,498	-
Fair value	-	15,385	13,429	-
Total Amortized cost	$1,945	$122,829	$114,708	$25,678
Total Fair value	$1,965	$125,470	$117,529	$27,519

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$508	$-	$-
Fair value	-	514	-	-
Total Amortized cost	$-	$508	$-	$-
Total Fair value	$-	$514	$-	$-

FHLB agency bonds with an amortized cost of $9.4 million and $9.7 million were pledged as collateral for public deposits at March 31, 2015 and December 31, 2014, respectively. In addition, a government agency bond with an amortized cost of $508,000 and $507,000 was pledged as collateral on a forward starting interest rate swap transaction at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, the investment securities portfolio included 58 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

4. Investment Securities (Continued)

	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Texas	$11,252	$11,880
Pennsylvania	6,492	6,597
California	3,563	3,640
North Carolina	2,993	3,061
New York	2,579	2,669
South Carolina	2,295	2,371
Other (9 states)	10,742	11,124
Total general obligation bonds	39,916	41,342
Revenue bonds:
North Carolina	4,964	5,220
New York	2,796	2,865
Texas	2,766	2,854
Pennsylvania	1,774	1,871
Florida	1,663	1,768
Total revenue bonds	13,963	14,578
Total obligations of state and political subdivisions	$53,879	$55,920

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.4 million at March 31, 2015. Of this total, $2.4 million in amortized cost and $2.4 million in fair value are guaranteed by an insurance policy issued by Assured Guaranty Municipal Corp.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	March 31, 2015
	Amortized Cost	Fair Value
	(dollars in thousands)
Revenue bonds by revenue source:
Refunding bonds	$4,483	$4,738
University and college	2,766	2,854
Public improvements	2,177	2,266
Pension funding	1,774	1,871
Other	2,763	2,849
Total revenue bonds	$13,963	$14,578

The largest single exposure in revenue bonds is an issue from the Philadelphia Authority for Industrial Development in Pennsylvania. The debt is to be repaid by the City of Philadelphia from revenues of pledged assets held and their taxes received. As of March 31, 2015, this issue had an amortized cost of $1.8 million and fair value of $1.9 million.

Prior to purchasing any security, the Bank ensures that the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade. To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (NRSRO). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following items pertaining to the obligor is acquired and reviewed as part of the Bank’s internal credit analysis: data from debt offerings (prospectus/offering circular); data from regulatory filings (10-Q, 10-K, 8-K); data available from the obligor’s website (annual reports, press releases); data obtained from a third party (i.e. bond broker, analyst); NRSRO report on the initial offering and/or subsequent reviews of the issuer; or other pertinent available financial information. There have been no instances where the NRSRO’s credit rating has significantly differed from that of the Bank’s credit analysis.

4. Investment Securities (Continued)

In addition to the pre-purchase analysis preformed on securities acquired, we preform going monitoring of our corporate and municipal bond holdings. This monitoring includes staying abreast of material events that may impact the Bank’s ability to be repaid all principal and interest from an issuer in a timely manner. Given the recent disruptions to the oil and gas industry and our municipal holdings in Texas, we have expanded the scope of our surveillance to municipalities in Texas. In addition to monitoring for material events, such as changes in NRSRO grades, we track the West Texas Intermediate (WTI) Crude Oil prices, both current and futures. While we will continue to monitor our positions, given the diversified economic landscape of Texas, the current and future pricing of WTI, the strong credit ratings of our holdings, our limited exposure to the more oil sensitive areas of the state (Houston and Harris County, Midland, Odessa) coupled with the insurance backing of our investments in the oil sensitive areas of Texas, we are comfortable holding our positions at the present time.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at March 31, 2015 and December 31, 2014, the Bank marked these mortgage loans to market. Mortgage loans held for sale at March 31, 2015 and December 31, 2014, had estimated fair market values of $7.9 million and $4.8 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The Bank had mortgage loan forward sales commitments with notional amounts outstanding of $9.3 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment. Loans held for investment at March 31, 2015 and December 31, 2014 are listed below:

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$64,974	13.3%	$64,647	13.4%
Residential construction	1,631	0.3	1,382	0.3
Residential lots and raw land	808	0.2	828	0.2
Total mortgage loans	67,413	13.8	66,857	13.9

Commercial loans and leases:
Commercial real estate	261,921	53.5	255,800	53.2
Commercial construction	28,386	5.8	27,646	5.7
Commercial lots and raw land	26,620	5.4	27,502	5.7
Commercial and industrial	29,819	6.1	28,379	5.9
Lease receivables	12,637	2.6	12,392	2.6
Total commercial loans and leases	359,383	73.4	351,719	73.1

Consumer loans:
Consumer real estate	18,105	3.7	18,863	3.9
Consumer construction	1,583	0.3	1,412	0.3
Consumer lots and raw land	10,434	2.1	10,430	2.2
Home equity lines of credit	27,142	5.6	28,059	5.8
Consumer other	5,381	1.1	3,932	0.8
Total consumer loans	62,645	12.8	62,696	13.0

Gross loans held for investment	489,441	100.0%	481,272	100.0%

Less deferred loan origination fees, net	765		836
Less allowance for loan and lease losses	7,203		7,520

Net loans held for investment	$481,473		$472,916

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $139.3 million at March 31, 2015, compared to $137.6 million at December 31, 2014. At March 31, 2015, the Bank has also pledged eligible loans as collateral to the Federal Reserve Bank of Richmond (“FRB”) in the amount of $84.2 million, compared to $81.3 million at December 31, 2014, for potential access to the FRB Discount Window.

6. Loans Held for Investment (Continued)

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$842	$727
Residential lots and raw land	10	11
Commercial real estate	529	554
Commercial lots and raw land	39	32
Lease receivables	146	69
Consumer real estate	295	214
Consumer lots and raw land	76	124
Home equity lines of credit	73	61
Consumer other	6	6
Total Non-TDR loans accounted for on a non-accrual status	$2,016	$1,798

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Commercial real estate	$1,155	$1,182
Consumer real estate	51	51
Total Past Due TDRs on a non-accrual status	1,206	1,233

Performing TDRs:
Residential real estate	827	834
Commercial real estate	123	127
Commercial lots and raw land	244	1,046
Total performing TDRs on non-accrual status	1,194	2,007
Total TDR loans accounted for on a non-accrual status	$2,400	$3,240
Total non-accrual loans	$4,416	$5,038
Percentage of total loans held for investment, net	0.9%	1.1%
Loans over 90 days past due and still accruing	-	389
Other real estate owned	$7,082	$7,756
Total non-performing assets	$11,498	$13,183

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $106,235 and $109,598 at March 31, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of March 31, 2015 and December 31, 2014:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
March 31, 2015	(In thousands)
Residential real estate	$1,571	$113	$604	$2,288	$62,686	$64,974	$-
Residential construction	-	-	-	-	1,631	1,631	-
Residential lots and raw land	2	-	9	11	797	808	-
Commercial real estate	797	-	1,155	1,952	259,969	261,921	-
Commercial construction	-	-	-	-	28,386	28,386	-
Commercial lots and raw land	-	-	39	39	26,581	26,620	-
Commercial and industrial	-	-	-	-	29,819	29,819	-
Lease receivables	-	-	146	146	12,491	12,637	-
Consumer real estate	352	186	180	718	17,387	18,105	-
Consumer construction	-	-	-	-	1,583	1,583	-
Consumer lots and raw land	13	-	76	89	10,345	10,434	-
Home equity lines of credit	34	48	65	147	26,995	27,142	-
Consumer other	8	-	6	14	5,367	5,381	-
Total	$2,777	$347	$2,280	$5,404	$484,037	$489,441	$-

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
December 31, 2014	(In thousands)
Residential real estate	$1,553	$361	$944	$2,858	$61,789	$64,647	$389
Residential construction	-	-	-	-	1,382	1,382	-
Residential lots and raw land	-	2	9	11	817	828	-
Commercial real estate	1,099	444	1,182	2,725	253,075	255,800	-
Commercial construction	-	-	-	-	27,646	27,646	-
Commercial lots and raw land	307	39	32	378	27,124	27,502	-
Commercial and industrial	63	-	-	63	28,316	28,379	-
Lease receivables	-	-	69	69	12,323	12,392	-
Consumer real estate	501	164	149	814	18,049	18,863	-
Consumer construction	-	-	-	-	1,412	1,412	-
Consumer lots and raw land	-	21	124	145	10,285	10,430	-
Home equity lines of credit	45	30	46	121	27,938	28,059	-
Consumer other	12	-	6	18	3,914	3,932	-
Total	$3,580	$1,061	$2,561	$7,202	$474,070	$481,272	$389

The following table presents information on loans that were considered impaired as of March 31, 2015 and December 31, 2014. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At March 31, 2015, impaired loans included $3.7 million of TDRs, compared to $4.6 million at December 31, 2014.

6. Loans Held for Investment (Continued)

Impaired Loans-March 31, 2015	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,109	$1,405	$-	$1,307	$18
Commercial real estate	11,817	11,861	-	12,074	172
Commercial construction	103	103	-	103	1
Commercial lots and raw land	2,818	2,818	-	2,884	36
Commercial and industrial	45	45	-	45	1
Consumer real estate	340	344	-	266	3
Consumer lots and raw land	57	57	-	59	1
Home equity lines of credit	79	80	-	69	-
Consumer other	45	45	-	45	1
Subtotal:	16,413	16,758	-	16,852	233

With an allowance recorded:
Commercial real estate	1,501	1,559	135	1,516	27
Commercial lots and raw land	39	39	30	227	-
Commercial and industrial	244	244	224	122	6
Consumer real estate	130	130	19	131	2
Consumer lots and raw land	560	560	95	602	7
Subtotal:	2,474	2,532	503	2,598	42

Totals:
Mortgage	1,109	1,405	-	1,307	18
Commercial	16,567	16,669	389	16,971	243
Consumer	1,211	1,216	114	1,172	14
Grand Total:	$18,887	$19,290	$503	$19,450	$275

Impaired Loans-December 31, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,505	$1,802	$-	$1,268	$74
Commercial real estate	12,331	12,361	-	13,851	721
Commercial construction	103	103	-	1,793	5
Commercial lots and raw land	2,951	2,958	-	3,623	159
Commercial and industrial	46	46	-	48	2
Consumer real estate	192	192	-	258	6
Consumer lots and raw land	59	59	-	477	4
Home equity lines of credit	58	58	-	46	3
Consumer other	46	46	-	76	2
Subtotal:	17,291	17,625	-	21,440	976

With an allowance recorded:
Residential real estate	235	235	185	47	11
Commercial real estate	1,530	1,569	167	2,638	74
Commercial lots and raw land	416	418	251	152	29
Consumer real estate	132	132	19	139	6
Consumer lots and raw land	643	643	165	584	31
Home equity lines of credit	25	25	5	15	-
Subtotal	2,981	3,022	792	3,575	151

Totals:
Mortgage	1,740	2,037	185	1,315	85
Commercial	17,377	17,455	418	22,105	990
Consumer	1,155	1,155	189	1,595	52
Grand Total	$20,272	$20,647	$792	$25,015	$1,127

6. Loans Held for Investment (Continued)

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

6. Loans Held for Investment (Continued)

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of March 31, 2015 and December 31, 2014:

March 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,280	907	21	1,015
3-Average	54,989	6,478	1,601	4,173
4-Acceptable	171,674	18,062	16,390	21,608
5-Watch	15,078	2,329	3,786	605
6-Special Mention	6,895	507	3,043	2,091
7-Substandard	10,005	103	1,779	327
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$261,921	$28,386	$26,620	$29,819

6. Loans Held for Investment (Continued)

March 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$16,996	$1,583	$10,016	$26,940	$5,319
6-Special Mention	598	-	285	58	3
7-Substandard	511	-	133	144	59
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,105	$1,583	$10,434	$27,142	$5,381

March 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$62,629	$1,631	$798	$12,491
6-Special Mention	677	-	-	-
7-Substandard	1,668	-	10	146
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$64,974	$1,631	$808	$12,637

December 31, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,030	778	24	955
3-Average	53,699	5,681	1,560	5,264
4-Acceptable	166,639	17,701	16,601	19,562
5-Watch	16,117	2,641	3,948	458
6-Special Mention	7,195	515	3,201	2,051
7-Substandard	10,120	330	2,168	89
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$255,800	$27,646	$27,502	$28,379

December 31, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$17,796	$1,412	$9,958	$27,828	$3,866
6-Special Mention	636	-	288	60	4
7-Substandard	431	-	184	171	62
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,863	$1,412	$10,430	$28,059	$3,932

December 31, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$61,779	$1,382	$817	$12,323
6-Special Mention	684	-	-	-
7-Substandard	2,095	-	11	69
8-Doubtful	89	-	-	-
9-Loss	-	-	-	-
Total	$64,647	$1,382	$828	$12,392
16

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the three months ended March 31, 2015 and 2014:

	March 31, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$982	$(84)	$-	$158	$1,056	$63,865
Residential construction	17	-	-	4	21	1,631
Residential lots and raw land	11	-	-	-	11	808
Commercial real estate	3,516	-	9	(56)	3,469	248,603
Commercial construction	375	-	-	(1)	374	28,283
Commercial lots and raw land	377	-	-	(25)	352	23,763
Commercial and industrial	400	-	2	(16)	386	29,530
Lease receivables	172	-	-	12	184	12,637
Consumer real estate	250	-	6	(36)	220	17,635
Consumer construction	19	-	-	1	20	1,583
Consumer lots and raw land	152	-	-	9	161	9,817
Home equity lines of credit	405	-	1	(27)	379	27,142
Consumer other	52	(3)	6	12	67	5,381
Total	6,728	(87)	24	35	6,700	470,678
Individually evaluated:
Residential real estate	185	(185)	-	-	-	1,109
Commercial real estate	167	-	2	(34)	135	13,318
Commercial construction	-	-	-	-	-	103
Commercial lots and raw land	251	(3)	-	(218)	30	2,857
Commercial and industrial	-	-	-	224	224	289
Consumer real estate	19	-	-	-	19	470
Consumer lots and raw land	165	(69)	-	(1)	95	617
Home equity lines of credit	5	-	1	(6)	-	-
Consumer other	-	-	-	-	-	-
Total	792	(257)	3	(35)	503	18,763
Grand Total	$7,520	$(344)	$27	$-	$7,203	$489,441

7. Allowance for Loan and Lease Losses (Continued)

	March 31, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$-	$-	$(25)	$878	$64,103
Residential construction	17	-	-	(3)	14	989
Residential lots and raw land	13	-	-	-	13	895
Commercial real estate	3,647	(1)	6	(115)	3,537	218,653
Commercial construction	343	-	1	62	406	26,580
Commercial lots and raw land	415	-	-	(51)	364	20,890
Commercial and Industrial	430	(2)	2	(3)	427	28,333
Lease receivables	113	(1)	-	25	137	10,123
Consumer real estate	316	-	9	(18)	307	20,529
Consumer construction	23	-	-	(6)	17	1,173
Consumer lots and raw land	203	-	-	54	257	12,809
Home equity lines of credit	463	-	6	7	476	27,780
Consumer other	60	(3)	4	(5)	56	4,163
Total	6,946	(7)	28	(78)	6,889	437,020
Individually evaluated:
Residential real estate	-	-	-	-	-	1,139
Commercial real estate	510	(9)	4	304	809	17,207
Commercial construction	-	-	-	-	-	2,848
Commercial lots and raw land	-	-	-	-	-	3,611
Commercial and Industrial	23	(49)	-	26	-	49
Consumer real estate	25	(24)	-	1	2	289
Consumer lots and raw land	105	-	-	(1)	104	671
Home equity lines of credit	-	-	2	(2)	-	57
Consumer other	-	-	-	-	-	95
Total	663	(82)	6	328	915	25,966
Grand Total	$7,609	$(89)	$34	$250	$7,804	$462,986

8. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2015 and December 31, 2014, segregated by class of financing receivables:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$-
Commercial real estate	1,118	1,132
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	8	9
Consumer real estate	164	165
Consumer lots and raw land	58	60
Home equity lines of credit	-	-
Consumer other	8	56
Total performing TDR loans accounted for on an accrual basis	$1,356	$1,422
Percentage of total loans, net	0.3%	0.3%

The following table presents a roll forward of performing and non-performing TDR loans for the three months ended March 31, 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
March 31, 2015	(In thousands)
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	-	(15)	1,126
Consumer	281	-	-	(51)	230
Total	$1,422	$-	$-	$(66)	$1,356

8. Troubled Debt Restructurings (Continued)

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
March 31, 2015	(In thousands)
Residential mortgage	$834	$-	$-	$(7)	$827
Commercial	2,355	-	-	(833)	1,522
Consumer	51	-	-	-	51
Total	$3,240	$-	$-	$(840)	$2,400

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of March 31, 2015. There were no multiple note restructures outstanding as of March 31, 2014.

	March 31, 2015	March 31, 2014
	(In thousands)
Note A Structure
Commercial real estate (1)	$275	$-
Note B Structure
Commercial real estate (2)	$174	$-
Reduction of interest income (3)	$3	$-

8. Troubled Debt Restructurings (Continued)

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the three months ended March 31, 2015, as a result of multiple note restructures.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the three months ended March 31, 2015 and 2014:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
March 31, 2015
OREO	$7,756	$574	$(1,204)	$(44)	$7,082

March 31, 2014
OREO	$9,354	$810	$(1,140)	$(11)	$9,013

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

10. Fair Value Measurement (Continued)

The following table presents assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/15	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,659	$31,659	$-	$-
Mortgage-backed securities	156,089	-	156,089	-
Municipal securities	55,921	-	55,921	-
Corporate bonds	28,814	-	28,814	-
Mortgage loans held for sale	7,947	-	7,947	-
Bank-owned life insurance	15,252	-	15,252	-
Interest rate swap	(509)	-	(509)	-
Total March 31, 2015	$295,173	$31,659	$263,514	$-

Description	12/31/14	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,232	$31,232	$-	$-
Mortgage-backed securities	174,280	-	174,280	-
Municipal securities	55,702	-	55,702	-
Corporate bonds	31,085	-	31,085	-
Mortgage loans held for sale	4,793	-	4,793	-
Bank-owned life insurance	15,125	-	15,125	-
Interest rate swap	(405)	-	(405)	-
Total December 31, 2014	$311,812	$31,232	$280,580	$-

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	3/31/15	Level 1	Level 2	Level 3
Impaired loans, net	$18,384	$-	$-	$18,384
Other real estate owned	7,082	-	-	7,082
Total March 31, 2015	$25,466	$-	$-	$25,466

Description	12/31/14	Level 1	Level 2	Level 3
Impaired loans, net	$19,480	$-	$-	$19,480
Other real estate owned	7,756	-	-	7,756
Total December 31, 2014	$27,236	$-	$-	$27,236

Impaired loans at March 31, 2015 and December 31, 2014 includes $16.4 million and $17.3 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

10. Fair Value Measurement (Continued)

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $44,228 were made to OREO during the three months ended March 31, 2015, compared to $11,200 made during the three months ended March 31, 2014.

Net gains realized on sales of OREO and included in earnings for the three months ended March 31, 2015 and 2014 are reported in other revenues as follows:

	Three Months Ended 3/31/15	Three Months Ended 3/31/14
Net gains on sales of OREO	$45,867	$39,420

No liabilities were measured at fair value on a recurring or non-recurring basis at March 31, 2015 or December 31, 2014.

11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at March 31, 2015 and December 31, 2014:

	Level in	March 31, 2015		December 31, 2014
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$22,744	$22,744	$23,281	$23,281
Interest-bearing deposits in other banks	Level 1	36,897	36,897	32,836	32,836
Securities available for sale	Level 1	31,659	31,659	31,232	31,232
Securities available for sale	Level 2	240,824	240,824	261,067	261,067
Securities held to maturity	Level 2	514	508	512	507
Loans held for sale	Level 2	7,947	7,947	4,793	4,793
Loans and leases HFI, net, less impaired loans	Level 2	470,133	463,089	460,062	453,436
Stock in FHLB of Atlanta	Level 2	797	797	607	607
Accrued interest receivable	Level 2	2,742	2,742	2,852	2,852
Interest rate swap	Level 2	(509)	(509)	(405)	(405)
Bank-owned life insurance	Level 2	15,252	15,252	15,125	15,125
Impaired loans HFI, net	Level 3	18,384	18,384	19,480	19,480
Mortgage servicing rights	Level 3	2,229	1,160	2,347	1,178

Financial liabilities:
Deposits	Level 2	$784,257	$784,025	$788,488	788,280
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

11. Fair Value of Financial Instruments (Continued)

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

12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of March 31, 2015 and December 31, 2014:

	3/31/15	12/31/14
	(In thousands)
Demand accounts:
Non-interest bearing checking	$147,946	$147,544
Interest bearing checking	180,114	180,558
Money market	84,379	87,914
Savings accounts	123,457	117,933
Certificate accounts	248,129	254,331
Total deposits	$784,025	$788,280

At March 31, 2015, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$23,424	$12,785	$36,209
Over three months through one year	54,680	40,853	95,533
Over one year through three years	48,972	41,603	90,575
Over three years to five years	10,329	15,483	25,812
Total time deposits	$137,405	$110,724	$248,129

The aggregate amount of time deposits with balances of $100,000 or more was $110,723,881 and $111,523,043 at March 31, 2015 and December 31, 2014, respectively.

13. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2015. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At March 31, 2015, the 1997 Plan had 30,750 granted unexercised stock option shares. At March 31, 2015, the 2008 Plan includes 144,500 granted unexercised stock option shares, 10,425 granted nonvested restricted stock award shares and 799,600 shares available to be granted.

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

A summary of option activity under the Plans as of March 31, 2015 and 2014, and changes during the three month periods ended March 31, 2015 and 2014 is presented below:

Quarter Ended March 31, 2015:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(750)	6.52
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at March 31, 2015	175,250	10.87	$195,900
Vested and Exercisable at March 31, 2015	110,150	$13.37	$103,072

Quarter Ended March 31, 2014:
Outstanding at December 31, 2013	160,375	$11.84
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Expired	(1,875)	19.88
Exercised	-	-
Outstanding at March 31, 2014	174,250	11.46	$257,090
Vested and Exercisable at March 31, 2014	106,750	$14.83	$84,190

The following weighted-average assumptions were used for grants awarded in the three months ended March 31, 2015 and 2014:

	Three Months Ended 3/31/15	Three Months Ended 3/31/14
Dividend growth rate	1.0%	1.0%
Expected volatility	96.9%	52.7%
Average risk-free interest rate	1.5%	1.9%
Expected lives - years	7	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2015, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	106,500	7.62	$6.22	41,400	$5.54
$10.01 – 17.00	27,000	4.45	11.01	27,000	11.01
$17.01 – 26.00	32,250	2.79	21.03	32,250	21.03
$26.01 – 34.00	9,500	1.44	28.14	9,500	28.14
	175,250	5.91	$10.87	110,150	$13.37

13. Stock-Based Compensation (Continued)

A summary of nonvested option shares as of March 31, 2015 and 2014, and vesting changes during the three months ended March 31, 2015 and 2014, is presented below:

	Shares	Price
Period Ended March 31, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(600)	6.52
Vested	(11,000)	5.47
Nonvested at March 31, 2015	65,100	$6.65

Period Ended March 31, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	18,000	8.36
Forfeited	(2,250)	6.52
Vested	(7,000)	5.40
Nonvested at March 31, 2014	67,500	$6.14

There were no income tax benefits realized from the exercise of stock options for the three months ended March 31, 2015 or 2014, and there was no intrinsic value for options exercised during the three months ended March 31, 2015 or 2014, as no options were exercised during the respective periods.

Net compensation expense recognized for stock options was $10,623 and $8,254 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, total unrecognized compensation cost on granted unexercised shares was $183,049, and is expected to be recognized during the next 4.75 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the three months ended March 31, 2015 and 2014, none and 13,900 restricted stock awards, respectively, were granted with a four year vesting period. Total compensation expense recognized for restricted stock awards for the three months ended March 31, 2015 and 2014 was $7,263 and $4,842, respectively. As of March 31, 2015, there was $82,311 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 2.75 years. A summary of nonvested restricted stock awards as of March 31, 2015 and 2014, and vesting changes during the respective three month periods is presented below:

	Shares	Price
Period Ended March 31, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at March 31, 2015	10,425	$8.36

Period Ended March 31, 2014:
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2014	13,900	$8.36

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended 3/31/15	Three Months Ended 3/31/14
Decrease net income before income taxes	$17,886	$13,096
Decrease net income	$17,886	$13,096
Decrease basic earnings per share	$0.00	$0.01
Decrease diluted earnings per share	$0.00	$0.01

14. Goodwill and Other Intangibles

The following table presents activity for goodwill and other intangible assets for the three months ended March 31, 2015 and 2014, respectively:

	Goodwill	Other Intangibles	Total
Three Months Ended March 31, 2015:
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	—	(71,848)	(71,848)
Balance at March 31, 2015	$4,218,576	$2,111,061	$6,329,637

Three Months Ended March 31, 2014:
Balance at December 31, 2013	$4,218,576	$7,860	$4,226,436
Amortization	—	(7,860)	(7,860)
Balance at March 31, 2014	$4,218,576	$—	$4,218,576

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at March 31, 2015 and December 31, 2014:

Other Intangibles
Gross carrying amount at December 31, 2013 (1)	$287,832
Accumulated amortization	(279,972)
Net book value at December 31, 2013	7,860
Accumulated amortization	(7,860)
Acquisitions (2)	2,182,909
Net book value at December 31, 2014	2,182,909
Accumulated amortization	(71,848)
Net book value at March 31, 2015	$2,111,061

(1)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(2)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2014, the remaining life of the CDI was 10 years.

2015	$215,548
2016	284,327
2017	241,678
2018	223,002
2019	223,002
Thereafter	923,504
Total	$2,111,061

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of March 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning with the quarter ended March 31, 2015, banks became subject to new Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, Common Equity Tier 1 Risk-Based Capital Ratio, is now being measured and monitored. For our bank and given our capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of March 31, 2015, and December 31, 2014, are listed below:

	March 31, 2015		December 31, 2014
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$85,099	15.2%	$82,670	14.6%
Common Equity Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	78,110	14.0
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	78,110	14.0	75,568	13.3
Tier 1 Leverage Capital Ratio (to Average Assets)	78,110	9.0	75,568	9.7

16. Junior Subordinated Debentures

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

Consolidated debt obligations as of March 31, 2015 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

17. Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap was December 30, 2014, and it has a five year term.

18. Recent Accounting Pronouncements. The following are Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this ASU is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Acquisition of Branch Offices. The Company has previously reported that the Bank completed the acquisition of nine branch banking offices in eastern North Carolina from Bank of America, N.A. (“BOA”) on December 12, 2014. The branch offices are located in Elizabethtown, Goldsboro, Kenansville, Kinston, Kitty Hawk, Morehead City, Mount Olive, Wallace and Wilson, North Carolina. Following the purchase of these branches, the Bank expanded its franchise of banking offices and its geographic footprint to become a more prominently positioned community bank in eastern North Carolina. The Bank has a history of serving eastern and central North Carolina and these new markets are located in the center of its franchise. Expansion into these new markets supports a strategy to capitalize on opportunities that leverage capital, create economies of scale, increase operating efficiency and enhance shareholder value.

The acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the nine BOA branches for a premium of approximately 1.35% of the assumed deposits. The Bank invested the net funds received into a mix of short and intermediate term investment securities until the funds can be converted to higher yielding assets. Additional information regarding the branch acquisition transaction is discussed below under “Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014” – “Impact of Acquisition Transaction Expenses”. This Quarterly Report on Form 10-Q includes discussion of how various non-recurring expenses related to the acquisition impacted our results of operations for the quarter ended March 31, 2015.

Comparison of Financial Condition at March 31, 2015, and December 31, 2014. Total assets declined to $879.6 million at March 31, 2015, from $885.9 million at December 31, 2014. Earning assets declined to $806.5 million at March 31, 2015 from $810.9 million at December 31, 2014. The ratio of earning assets to total assets was 91.7% at March 31, 2015, compared to 91.5% at December 31, 2014. The decline in total assets and earning assets was primarily the result of using excess cash to redeem maturing time deposits.

Interest-bearing deposits with banks increased to $36.9 million at March 31, 2015, from $32.8 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $273.0 million at March 31, 2015, from $292.8 million at December 31, 2014. During the quarter ended March 31, 2015, there were no purchases, $13.8 million of sales, $7.6 million of principal repayments, a $1.8 million increase in unrealized holding gains, $251,000 of net realized gains, and $541,000 of net accretion of premiums and discounts. As noted above, in 2014 the Bank implemented a strategy to pre-invest a large portion of the anticipated BOA transaction proceeds into short and intermediate term investment securities until the funds can be converted to higher yielding assets. The $13.8 million of sales during the quarter ended March 31, 2015, were sold to fund our loan portfolio growth and time deposit maturities. The Bank may also sell investment securities to manage sensitivity to future interest rate changes and/or to support funding needs. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for sale increased to $7.9 million at March 31, 2015, from $4.8 million at December 31, 2014, reflecting the net effect of current mortgage lending activity. During the three months ended March 31, 2015, there were $4.6 million of loan sales, $7.6 million of loan originations net of principal payments and $218,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Loans serviced for others declined to $301.5 million at March 31, 2015, from $306.8 million at December 31, 2014, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $8.2 million during the current quarter. As a result of this net growth, total loans and leases held for investment increased to $488.7 million at March 31, 2015, from $480.4 million at December 31, 2014. During the three months ended March 31, 2015, there were $8.8 million of originations net of principal payments and $574,000 of transfers to other real estate owned.

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on nonaccrual status declined to $4.4 million at March 31, 2015, from $5.0 million at December 31, 2014. The decline in non-accrual loans results primarily from management’s resolution of nonaccrual loan relationships during the current quarter. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.9% at March 31, 2015, compared to 1.1% at December 31, 2014.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of interest, but not necessarily principal, is doubtful. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at March 31, 2015 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

The Bank maintains the allowance for loan and lease losses (“ALLL”) at levels management believes is adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes a quarterly analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL.

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

The quarterly assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three months ended March 31, 2015.

The ALLL was $7.2 million at March 31, 2015, compared to $7.5 million at December 31, 2014. During the three months ended March 31, 2015, there were no provisions for credit losses and $317,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.47% at March 31, 2015, compared to 1.57% and December 31, 2014. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $18.9 million of loans classified as impaired, net of $403,000 in write-downs at March 31, 2015, compared to $20.3 million classified as impaired, net of $375,000 in write-downs at December 31, 2014. At March 31, 2015 and December 31, 2014, the ALLL included $503,000 and $792,000 specifically provided for impaired loans, respectively.

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

OREO acquired from foreclosures declined to $7.1 million at March 31, 2015, from $7.8 million at December 31, 2014. During the three months ended March 31, 2015, there were $1.2 million of disposals, $44,000 of valuation adjustments and $574,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $15.3 million at March 31, 2015, compared to $15.1 million at December 31, 2014. The Bank investment returns from the BOLI are used to recover a portion of the cost of providing benefit plans to our employees.

Goodwill related to prior period acquisitions was $4.2 million at March 31, 2015 and December 31, 2014, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company performed its annual impairment testing as of December 31, 2014, and determined there was no goodwill impairment. Identifiable intangible assets were $2.1 million at March 31, 2015, compared to $2.2 million at December 31, 2014, reflecting the core deposit intangible associated with the BOA transaction, which will be amortized over a ten year period. See “Note 14. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Prepaid expenses and other assets increased to $7.7 million at March 31, 2014, from $6.9 million at December 31, 2014, primarily reflecting the recording of a $1.6 million prior year end deferred tax asset adjustment.

Total deposits declined to $784.0 million at March 31, 2015, from $788.3 million at December 31, 2014. For the current three month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts grew by $2.0 million to $535.9 million at March 31, 2015, from $533.9 million at December 31, 2014, and were partially offset by a $6.2 million decline in certificates of deposit (“CDs”). CDs declined to $248.1 million, or 31.6% of total deposits at March 31, 2015, from $254.3 million, or 32.3% of total deposits at December 31, 2014.

The Bank attempts to manage its cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the three months ended March 31, 2015, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated to non-maturity deposits within the Bank. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

There were no Federal Home Loan Bank (“FHLB”) borrowings outstanding at March 31, 2015 or December 31, 2014. During 2014, the Bank used FHLB borrowings to fund the purchase of investment securities noted above, in order to pre-invest a portion of the anticipated proceeds from the branch acquisition. With receipt of the branch acquisition proceeds, all FHLB borrowings were repaid. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds or to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both March 31, 2015 and December 31, 2014. See “Note 16. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased to $81.4 million at March 31, 2015, from $80.4 million at December 31, 2014. This increase primarily reflects the $725,000 of net income earned for quarter ended March 31, 2015 and a $1.1 million increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, net of $240,000 dividend payments, and $589,000 used to acquire shares of the Company’s common stock pursuant to our repurchase program. There were 9,528,964 common shares outstanding at March 31, 2015, compared to 9,598,007 shares outstanding at December 31, 2014, reflecting the net effect of 3,359 shares issued pursuant to the vesting of restricted stock awards and 72,402 shares purchased through the stock repurchase program. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $4.2 million at March 31, 2015, from $3.2 million at December 31, 2014, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 8.54% at March 31, 2015, compared to 8.36% at December 31, 2014. The tangible book value per common share increased to $7.88 at March 31, 2015, from $7.71 at December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of March 31, 2015, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since March 31, 2015 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three Ended March 31, 2015 and 2014.

General. Net income for the three months ended March 31, 2015 declined to $725,000, or $0.08 per diluted common share, from net income of $1.1 million, or $0.11 per diluted common share earned for the comparative 2014 three month period.

When compared to the three months ended March 31, 2014, net income for the three months ended March 31, 2015 was impacted by an increase in non-interest expense, partially due to certain one-time expenses associated with the BOA branch acquisition transaction, coupled with the base line costs of operating a larger institution, partially offset by increases in net interest income and non-interest income, and a decrease in income tax expense.

Impact of Acquisition Transaction Expenses. The Company has previously reported that the Bank completed the BOA branch acquisition transaction on December 12, 2014. In connection with the acquisition, the Bank incurred a number of one-time expenses that impacted our results of operations for the quarter ended December 31, 2014. Our results of operations for the quarter ended March 31, 2015 have also been impacted by certain one-time expenses associated with the BOA branch acquisition.

Pre-tax net income for the quarter ended March 31, 2015 reflects the impact of one-time acquisition transaction expenses totaling $425,000. Excluding the net effects of these one-time expenses, net income for the current quarter would have totaled $1.0 million, or $0.11 per diluted common share. The following table presents net income for the quarter March 31, 2015, adjusted for the impact of the one-time BOA acquisition expenses:

Table 1 - One-Time Branch Acquisition Transaction Expenses	Quarter Ended 3/31/15
(In thousands)
Reported Net Income	$725
Adjustments for One-Time Expenses:
BOA Branch Acquisition Transaction
Data processing	173
Deposit account expense	144
Premises and equipment	57
Advertising	15
Other miscellaneous expenses	36
Total One-Time Adjustments	425
Income Tax Benefit	(111)
Net Income Adjusted for One-Time Acquisition Expenses	$1,039

Reported Diluted EPS	$0.08
Impact of One-Time Expenses on EPS	$0.03
Diluted EPS Adjusted for One-Time Expenses	$0.11

Interest Income. Interest income increased to $7.8 million for the three months ended March 31, 2015, from $7.1 million for the three months ended March 31, 2014. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, and partially offset by a decline in yields on earning assets. The tax equivalent yield on average earning assets declined to 3.97% for the three months ended March 31, 2015, from 4.66% for the three months ended March 31, 2014. Average earning assets increased to $802.4 million for the three months ended March 31, 2015, from $623.6 million for the comparative 2014 three month period.

Interest Expense. Interest expense increased to $708,000 for the three months ended March 31, 2015, from $640,000 for the three months ended March 31, 2014. Interest expense was primarily impacted by increased interest expense on deposits and junior subordinated debentures, partially offset by a reduction in interest paid on borrowings between the comparative reporting periods. Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment.

The cost of average interest-bearing liabilities declined to 0.44% for the three months ended March 31, 2015, from 0.52% for the three months ended March 31, 2014. The Bank has managed its cost of interest-bearing liabilities by a combination of growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment, while being partially offset by additional cost of the junior subordinated debentures hedging strategy noted above. Although a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank.

Average interest-bearing liabilities increased to $645.6 million for the three months ended March 31, 2015, from $502.5 million for the comparable 2014 three month period. Average noninterest-bearing demand deposits increased to $147.6 million for the three months ended March 31, 2015, from $96.2 million for the comparable 2014 three month period. These combined increases are related to the impact of the BOA acquisition.

Net Interest Income. Net interest income for the quarter ended March 31, 2015 increased to $7.1 million, from $6.4 million for the comparable 2014 three month period. The tax equivalent net interest margin declined 62 basis points to 3.62% for the current quarter, from 4.24% for the comparable 2014 quarter. The reduction in the net interest margin from the first quarter of 2014 is primarily due to lower yields on our earning assets. Yields on earning assets have been impacted by renewal of existing loans and origination of new loans in a highly competitive, low interest rate environment and a significant change in the mix of earning assets over comparative periods. As previously disclosed, the deposits acquired through the BOA transaction were invested in securities and other short and intermediate term cash equivalents. The average percentage of cash equivalents and investment securities to total quarterly average assets grew to 37.8% for the 2015 first quarter compared to 25.5% for the 2014 first quarter. Changes in our funding mix, as we expanded our balances of lower cost non-maturity interest bearing deposits, resulted in a reduction in our cost of funds.

Yield/Cost Analysis. Table 2 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three months ended March 31, 2015 and 2014, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 2 - Yield/Cost Analysis	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$489,583	$5,935	4.86%	$460,512	$5,929	5.16%
Investments and deposits (1)	312,804	1,830	2.59%	163,105	1,146	3.24%
Total earning assets (1)	802,387	7,765	3.97%	623,617	7,075	4.66%
Nonearning assets	77,177			55,991
Total assets	$879,564			$679,608
Interest bearing liabilities:
Deposits	$635,212	570	.36%	$490,749	559	.46%
Borrowings	54	—	.38%	1,403	1	.24%
Junior subordinated debentures	10,310	139	5.37%	10,310	80	3.10%
Total interest-bearing liabilities	645,576	709	.44%	502,462	640	.52%
Noninterest bearing demand deposits	147,559	0	.00%	96,193	0	.00%
Total sources of funds	793,135	709	.36%	598,655	640	.43%
Other liabilities and stockholders’ equity:
Other liabilities	5,549			4,271
Stockholders' equity	81,880			76,682
Total liabilities and stockholders' equity	$879,564			$679,608
Net interest income		$7,056			$6,435
Interest rate spread (1) (2)			3.53%			4.14%
Net interest margin (1) (3)			3.62%			4.24%
Ratio of earning assets to interest bearing liabilities			124.29%			124.11%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded no provisions for credit losses in the three months ended March 31, 2015, compared to $250,000 recorded in the three months ended March 31, 2014. The decline in year-to-date provisions for credit losses is primarily attributable to improved asset quality. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Noninterest Income. Total noninterest income increased to $3.2 million for the three months ended March 31, 2015, from $1.9 million for the comparable 2014 three month period. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges increased to $1.9 million for the first quarter of 2015 and represented 58.9% of total non-interest income. These results were significantly greater than the $927,000 earned in the comparative first quarter of 2014, representing 48.3% of total non-interest income. This increase primarily reflects the additional fees and service charges generated from the BOA branch acquisition transaction. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, cross-selling to existing customers and offering new revenue generating products.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees was $624,000 for the first quarter of 2015, compared with $512,000 for the 2014 first quarter.  Revenue from mortgage banking has been constrained over the comparative periods as new and existing home purchase activity has not been robust and refinance opportunities have been limited due to real estate valuations.  However, we are encouraged by the level of mortgage revenue realized during the month of March.  What appears to be an early start to the spring sales season, coupled with the new opportunities we are experiencing in the new markets we entered through the BOA transaction, resulted in a higher level of activity in the last month of the quarter. We continue to explore various strategies to enhance our non-interest income, including the purchasing of servicing rights.

Net gains from investment securities sales increased to $251,000 for the first quarter of 2015, from $14,000 for the comparable 2014 period. During 2014, the Bank pre-invested a large portion of the anticipated BOA transaction proceeds into short and intermediate term investment securities until the funds could be converted to higher yielding assets. During the first quarter of 2015, $13.8 million of investment securities were sold to provide liquidity to support the Bank’s operating, financing and lending activities.

Included in other non-interest income is revenue from investments in BOLI of $127,000 for the first quarter of 2015, compared to $132,000 for the 2014 first quarter. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Net gains from sales of OREO were $46,000 for the first quarter of 2015, compared to $39,000 for the 2014 first quarter, as the Bank continues in its efforts of disposing of nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains from securities and OREO sales, improved to $2.9 million for the first quarter of 2015, from $1.9 million for the 2014 first quarter, primarily due to the increase in deposit fees and service charges.

Noninterest Expense. Total noninterest expense increased to $9.3 million for the three months ended March 31, 2015, from $6.6 million for the comparable 2014 three month period. The year-over-year variation in noninterest expenses is attributable to the impact of the one-time acquisition transaction expenses noted in Table 1 above, and the first full quarter of operating expenses for the nine acquired BOA branch offices, the addition of a new commercial loan production office and a new Customer Care Center.

Compensation and benefit expenses, the largest component of non-interest expenses, increased to $4.7 million for the first quarter of 2015, from $3.8 million for the 2014 first quarter. First quarter expenses typically reflect higher payroll taxes than other quarters throughout a given year. The increase for the first quarter of 2015 is also attributable to the first full quarterly period of expense for the staff in the nine acquired BOA branch offices. First quarter 2015 also includes staffing costs for a new Durham, North Carolina commercial loan production office and a new Customer Care Center. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

FDIC insurance premiums was $133,000 for the first quarter of 2015, compared to $145,000 for the 2014 first quarter, reflecting period over period changes in the FDIC’s insurance assessment calculation.

Premises and equipment expense was $1.4 million for the first quarter of 2015, compared to $826,000 for the 2014 first quarter. Premises and equipment costs for the first quarter of 2015 includes $57,000 of one-time acquisition expenses, as noted in Table 1. With the addition of nine new branch locations, we anticipate our level of expenses for premises and equipment going forward will be above that of prior periods.

Advertising expense was $163,000 for the first quarter of 2015, compared to $63,000 for the 2014 first quarter. Advertising expense for the 2015 first quarter includes $15,000 of one-time acquisition expenses, as noted in Table 1. The Bank is investing in building its brand awareness throughout our footprint with additional advertising, and as such, we anticipate that advertising expenses will be above that of our historical levels.

Data processing costs increased to $1.1 million for the first quarter of 2015, from $586,000 for the 2014 first quarter. Data processing expense for the 2015 first quarter includes $173,000 of one-time acquisition expenses, as noted in Table 1. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes and therefore, with the addition of accounts and customers from the acquisition, going forward we expect these costs to be above that of prior periods.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $127,000 for the first quarter of 2015, compared to $123,000 for the 2014 first quarter. Amortization of mortgage servicing rights was $56,000 the first quarter of 2015, compared to $115,000 for the 2014 first quarter. Amortization of the Company’s core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $72,000 the first quarter of 2015, compared to $8,000 for the 2014 first quarter. See “Note 14. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Expenses attributable to ongoing maintenance, property taxes and insurance for OREO properties were $163,000 for the first quarter 2015, compared to $110,000 for the 2014 first quarter. Quarterly OREO valuation adjustments were $44,000 for the first quarter of 2015, compared to $11,000 for the 2014 first quarter.

Other non-interest expense was $1.4 million for the first quarter of 2015, compared to $915,000 for the 2014 first quarter. Other expense for the 2015 first quarter includes $180,000 of one-time acquisition expenses, as noted in Table 1.

Income tax expense was $257,000 for the first quarter of 2015, compared to $418,000 for the 2014 first quarter. The effective income tax rates were 26.15% for the first quarter of 2015, compared to 27.49% for the 2014 first quarter. The Bank’s investment in BOLI and tax-exempt municipal bonds, combined with the income tax benefit related to the one-time branch acquisition expenses and a 1% decline in the State of North Carolina corporate income tax rate, contributed to the lower effective income tax rate for the first quarter of 2015. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are the return on average assets (ROA), the return on average equity (ROE) and the efficiency ratio. ROA was 0.33% for the first quarter of 2015, compared to 0.66% for the 2014 first quarter. ROE was 3.59% for the first quarter of 2015, compared to 5.89% for the 2014 first quarter. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 91.30% for the first quarter of 2015, compared to 77.68% for the 2014 first quarter. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses and has elevated over the course of the last twelve months due primarily to franchise expansion. We anticipate the efficiency ratio to improve as we continue to execute on the BOA acquisition strategy.

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

At March 31, 2015, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $340.6 million, compared to $353.7 million at December 31, 2014. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 42.65% at March 31, 2015, compared to 44.19% at December 31, 2014, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available for sale. At March 31, 2015, the Bank had $231.3 million of credit availability with the FHLB, of which there was lendable collateral value totaling $139.3 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at March 31, 2015, the Bank had additional capacity to borrow $56.2 million from the FRB Discount Window and $70.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at March 31, 2015, and December 31, 2014. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum Tier 1 capital to risk-weighted assets ratio from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, began in January 2015. The Company and the Bank continue to be well-capitalized under the new rules.

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

Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by a party to a financial instrument for commitments to extend credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

January 2015 Beginning date: January 1 Ending date: January 31	-	-	-	-

February 2015 Beginning date: February 1 Ending date: February 28	55,449	$8.14	55,449	184,501

March 2015 Beginning date: March 1 Ending date: March 31	16,953	$8.14	16,953	167,548

Shares may be purchased under a repurchase program announced on January 27, 2015. Under this program, the Company announced that it may purchase up to 2.5% of the outstanding shares of its common stock, or approximately 239,950 shares, over a one year period, effective as of February 1, 2015 and expiring on January 31, 2016.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014 (unaudited); (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of March 31, 2015 and December 31, 2014, and for the Three Months Ended March 31, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2015

