Form 10-Q
period 2015-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2015-08-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Yes ☐  No ☒

Number of shares of common stock outstanding as of August 13, 2015: 9,503,964.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
	(unaudited)	(*)

Assets
Cash and due from banks	$21,097,689	$23,281,016
Interest-bearing deposits with banks	15,502,764	32,835,661
Investment securities available for sale, at fair value	260,120,058	292,298,910
Investment securities held to maturity	507,881	507,309
Loans held for sale:
Mortgage loans	6,170,548	4,792,943
Total loans held for sale	6,170,548	4,792,943

Loans and leases held for investment	543,636,466	480,436,270
Allowance for loan and lease losses	(7,363,953)	(7,519,970)
Net loans and leases held for investment	536,272,513	472,916,300

Premises and equipment, net	15,246,139	15,821,436
Other real estate owned	7,009,371	7,755,541
Federal Home Loan Bank stock, at cost	2,156,800	606,500
Accrued interest receivable	2,921,574	2,851,650
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,212,642	1,178,115
Identifiable intangible assets	2,039,212	2,182,909
Income tax receivable	915,935	2,594,376
Bank-owned life insurance	15,379,872	15,125,498
Prepaid expenses and other assets	8,965,479	6,898,192

Total assets	$899,737,053	$885,864,932

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$158,929,188	$147,543,594
Interest bearing demand	239,381,849	268,472,945
Savings	131,078,264	117,932,606
Large denomination certificates of deposit	107,709,106	111,523,043
Other time	135,770,525	142,808,182
Total deposits	772,868,932	788,280,370

Borrowed money	32,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	4,436,409	6,837,701
Total liabilities	819,615,341	805,428,071

Common stock, $.01 par value, 25,000,000 shares authorized; 9,503,964 and 9,598,007 shares outstanding, respectively	95,040	95,980
Additional paid-in capital	35,903,908	35,869,195
Retained earnings	41,912,214	41,303,204
Accumulated other comprehensive income	2,210,550	3,168,482
Total stockholders' equity	80,121,712	80,436,861

Total liabilities and stockholders' equity	$899,737,053	$885,864,932

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2015 and 2014

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest income:
Interest and fees on loans	$6,260,775	$5,969,398	$12,195,294	$11,898,632
Interest on investments and deposits	1,639,763	1,248,271	3,469,740	2,394,082
Total interest income	7,900,538	7,217,669	15,665,034	14,292,714

Interest expense:
Interest on deposits	562,241	526,343	1,131,989	1,086,052
Interest on borrowings	7,421	44,428	7,516	45,112
Interest on junior subordinated notes	141,578	81,359	280,078	161,280
Total interest expense	711,240	652,130	1,419,583	1,292,444

Net interest income	7,189,298	6,565,539	14,245,451	13,000,270
Provision for credit losses	140,000	450,000	140,000	700,000
Net interest income after provision for credit losses	7,049,298	6,115,539	14,105,451	12,300,270

Non-interest income:
Deposit fees and service charges	2,102,664	1,139,262	3,974,859	2,066,209
Loan fees and charges	63,088	41,425	116,236	78,557
Mortgage loan servicing fees	304,705	250,107	543,447	476,428
Gain on sale and other fees on mortgage loans	572,549	362,016	957,533	648,069
Gain on sale of other real estate, net	27,349	33,999	73,216	73,419
Gain on sale of investment securities	201,157	-	451,938	13,509
Other income	344,675	343,775	678,820	732,327
Total non-interest income	3,616,187	2,170,584	6,796,049	4,088,518

Non-interest expense:
Compensation and fringe benefits	4,806,350	3,823,779	9,539,972	7,627,777
Federal deposit insurance premiums	148,639	139,022	281,882	283,620
Premises and equipment	1,290,526	831,016	2,664,453	1,657,161
Advertising	216,967	105,579	379,651	169,012
Data processing	879,576	568,215	1,986,421	1,153,808
Amortization of intangible assets	129,610	(14,592)	257,069	108,212
Other real estate owned expense	156,849	107,183	363,591	228,488
Other	1,397,461	898,027	2,807,183	1,812,950
Total non-interest expense	9,025,978	6,458,229	18,280,222	13,041,028

Income before income tax expense	1,639,507	1,827,894	2,621,278	3,347,760
Income tax expense	485,609	542,062	742,303	959,925

NET INCOME	$1,153,898	$1,285,832	$1,878,975	$2,387,835

Per share data:
Basic earnings per share	$0.12	$0.13	$0.20	$0.25
Diluted earnings per share	$0.12	$0.13	$0.20	$0.25
Dividends per share	$0.025	$0.025	$0.050	$0.050
Average basic shares outstanding	9,526,656	9,629,040	9,548,393	9,640,736
Average diluted shares outstanding	9,546,235	9,648,158	9,568,257	9,659,572

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2015 and 2014

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,153,898	$1,285,832	$1,878,975	$2,387,835

Other comprehensive income (loss):
Increase (decrease) in unrealized holding gains on securities available for sale	(3,135,702)	2,355,893	(1,081,420)	4,818,550
Tax effect	1,208,426	(895,239)	457,516	(1,831,049)

Unrealized holding gains (losses) on securities available for sale, net of tax	(1,927,276)	1,460,654	(623,904)	2,987,501

Unrealized gains (losses) on interest rate hedge position	92,415	(155,526)	(11,562)	(265,099)
Tax effect	(34,471)	59,100	4,313	100,738
Unrealized gains (losses) on interest rate hedge position, net of tax	57,944	(96,426)	(7,249)	(164,361)

Reclassification adjustment for realized gains included in net income	(201,157)	-	(451,938)	(13,509)
Tax effect	59,580	-	125,159	5,133
Reclassification adjustment for realized gains, net of tax	(141,577)	-	(326,779)	(8,376)

Other comprehensive income (loss), net of tax	(2,010,909)	1,364,228	(957,932)	2,814,764

Comprehensive income (loss)	$(857,011)	$2,650,060	$921,043	$5,202,599

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2015 and 2014

(unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Six Months Ended June 30, 2015	stock	capital	earnings	income, net	Total

Balance at December 31, 2014	$95,980	$35,869,195	$41,303,204	$3,168,482	$80,436,861

Net income			1,878,975		1,878,975

Other comprehensive loss, net				(957,932)	(957,932)

Vesting of restricted stock awards, net	35	(989)			(954)

Retirement of common shares	(975)		(791,787)		(792,762)

Stock based compensation expense		35,702			35,702

Dividends			(478,178)		(478,178)

Balance at June 30, 2015	$95,040	$35,903,908	$41,912,214	$2,210,550	$80,121,712

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Six Months Ended June 30, 2014	stock	capital	earnings	income, net	Total

Balance at December 31, 2013	$96,539	$35,809,397	$38,849,326	$102,881	$74,858,143

Net income			2,387,835		2,387,835

Other comprehensive income, net				2,814,764	2,814,764

Retirement of common shares	(559)		(456,515)		(457,074)

Stock based compensation expense		28,718			28,718

Dividends			(482,648)		(482,648)

Balance at June 30, 2014	$95,980	$35,838,115	$40,297,998	$2,917,645	$79,149,738

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$1,878,975	$2,387,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	140,000	700,000
Depreciation	918,237	581,496
Amortization of intangibles	257,069	108,212
Accretion of discounts and premiums on securities, net	1,140,647	487,782
Loss on disposal of premises and equipment	-	1,821
Gain on sale of other real estate owned	(73,216)	(73,419)
Gain on sale of loans held for sale	(526,479)	(282,124)
Gain on sale of investment securities available for sale	(451,938)	(13,509)
Stock based compensation expense	35,702	28,718
Originations of loans held for sale, net	(17,094,334)	(11,089,816)
Proceeds from sale of loans held for sale	16,243,208	9,649,145
Other operating activities	(2,346,877)	830,891
Net cash provided by operating activities	120,994	3,317,032
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	22,805,370	787,500
Proceeds from principal repayments of mortgage-backed securities available for sale	12,443,417	7,341,801
Originations of loans held for investment, net of principal repayments	(64,225,585)	(20,630,218)
Proceeds from disposal of other real estate owned	1,463,100	1,914,917
Purchases of investment securities available for sale	(5,292,574)	(25,460,229)
Purchases of bank-owned life insurance	(254,374)	(3,764,739)
Purchases of FHLB stock	(1,550,300)	(905,200)
Purchase of premises and equipment	(342,940)	(494,883)
Net cash used in investing activities	(34,953,886)	(41,211,051)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(15,411,438)	6,756,733
Net increase in FHLB borrowings	32,000,000	25,500,000
Cash paid for dividends	(478,178)	(482,648)
Retirement of common shares	(792,762)	(457,074)
Vesting of restricted stock awards, net	(954)	-
Net cash provided by financing activities	15,316,668	31,317,011

Decrease in cash and cash equivalents	(19,516,224)	(6,577,008)
Cash and cash equivalents, beginning of period	56,116,677	24,235,315
Cash and cash equivalents, end of period	$36,600,453	$17,658,307

Supplemental disclosures:
Other real estate acquired in settlement of loans	$729,372	$1,205,651
Cash paid for interest	$1,431,798	$1,252,498

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015.

2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three and six months ended June 30, 2015 and 2014, there were 19,579 and 19,864 stock options and 19,118 and 18,836 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income (loss) includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the six months ended June 30, 2015 and 2014:

	Unrealized Holding Gains on Investment Securities Available-For- Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In Thousands)
Six Months Ended June 30, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive loss before reclassifications	(623)	(7)	(630)
Amounts reclassified from AOCI	(327)	-	(327)
Net current period other comprehensive loss	(950)	(7)	(957)
Balance at June 30, 2015	$2,472	$(261)	$2,211

Six Months Ended June 30, 2014
Balance at December 31, 2013	$125	$(22)	$103
Other comprehensive income (loss) before reclassifications	2,987	(164)	2,823
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	2,979	(164)	2,815
Balance at June 30, 2014	$3,104	$(186)	$2,918

4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,881	$359	$26	$31,214
Mortgage-backed securities	138,145	3,396	349	141,192
Municipal securities	58,273	1,242	414	59,101
Corporate bonds	28,835	22	244	28,613
Total	$256,134	$5,019	$1,033	$260,120

4. Investment Securities (Continued)

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,911	$397	$76	$31,232
Mortgage-backed securities	170,443	4,384	547	174,280
Municipal securities	54,014	1,797	109	55,702
Corporate bonds	31,411	36	362	31,085
Total	$286,779	$6,614	$1,094	$292,299

June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$508	$5	$-	$513

December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$507	$5	$-	$512

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at June 30, 2015 and December 31, 2014. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$9,814	$26	$-	$-	$9,814	$26
Mortgage-backed securities	52,253	340	2,867	9	55,120	349
Municipal securities	20,524	414	-	-	20,524	414
Corporate bonds	17,529	94	5,850	150	23,379	244
Total	$100,120	$874	$8,717	$159	$108,837	$1,033

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$11,790	$76	$-	$-	$11,790	$76
Mortgage-backed securities	61,106	527	3,093	20	64,199	547
Municipal securities	5,469	99	904	10	6,373	109
Corporate bonds	21,670	256	3,894	106	25,564	362
Total	$100,035	$958	$7,891	$136	$107,926	$1,094

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at June 30, 2015, by expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$9,754	$21,127	$-
Fair value	-	9,795	21,419	-
Mortgage-backed securities
Amortized cost	993	69,319	43,748	24,085
Fair value	1,045	70,408	44,051	25,688
Municipal securities
Amortized cost	1,933	22,358	27,886	6,096
Fair value	1,946	22,870	28,205	6,080
Corporate bonds
Amortized cost	-	16,337	12,498	-
Fair value	-	16,290	12,323	-
Total Amortized cost	$2,926	$117,768	$105,259	$30,181
Total Fair value	$2,991	$119,363	$105,998	$31,768

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$508	$-	$-
Fair value	-	513	-	-
Total Amortized cost	$-	$508	$-	$-
Total Fair value	$-	$513	$-	$-

FHLB agency bonds with an amortized cost of $11.4 million and $9.7 million were pledged as collateral for public deposits at June 30, 2015 and December 31, 2014, respectively. In addition, a government agency bond with an amortized cost of $508,000 and $507,000 was pledged as collateral on a forward starting interest rate swap transaction at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, the investment securities portfolio included 59 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

4. Investment Securities (Continued)

	June 30, 2015
	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Texas	$11,219	$11,603
Pennsylvania	6,482	6,508
California	3,580	3,539
North Carolina	2,982	2,998
New York	2,564	2,604
South Carolina	3,377	3,404
Other (9 states)	14,137	14,117
Total general obligation bonds	44,341	44,773
Revenue bonds:
North Carolina	4,944	5,122
New York	2,784	2,794
Texas	2,755	2,792
Pennsylvania	1,792	1,891
Florida	1,657	1,729
Total revenue bonds	13,932	14,328
Total obligations of state and political subdivisions	$58,273	$59,101

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.3 million at June 30, 2015. Of this total, $2.4 million in amortized cost and $2.3 million in fair value are guaranteed by Assured Guaranty Municipal Corp.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	June 30, 2015
	Amortized Cost	Fair Value
	(dollars in thousands)
Revenue bonds by revenue source:
Refunding bonds	$4,471	$4,597
University and college	2,754	2,792
Public improvements	2,168	2,227
Pension funding	1,791	1,891
Other	2,747	2,821
Total revenue bonds	$13,931	$14,328

The largest single exposure in revenue bonds is an issue from the Philadelphia Authority for Industrial Development in Pennsylvania. The debt is to be repaid by the City of Philadelphia from revenues of pledged assets held and their taxes received. As of June 30, 2015, this issue had an amortized cost of $1.8 million and fair value of $1.9 million.

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

4. Investment Securities (Continued)

In addition to the pre-purchase analysis performed on securities acquired, we perform ongoing monitoring of our corporate and municipal bond holdings. This monitoring includes staying abreast of material events that may impact the Bank’s ability to be repaid all principal and interest from an issuer in a timely manner. Given the recent disruptions to the oil and gas industry and our municipal holdings in Texas, we have expanded the scope of our surveillance to municipalities in Texas. In addition to monitoring for material events, such as changes in NRSRO grades, we track the West Texas Intermediate (WTI) Crude Oil prices, both current and futures. While we will continue to monitor our positions, given the diversified economic landscape of Texas, the strong credit ratings of our holdings, our limited exposure to the more oil sensitive areas of the state (Houston and Harris County, Midland, Odessa) coupled with the insurance backing of our investments in the oil sensitive areas of Texas, we are comfortable holding our positions at the present time. The Bank became less comfortable with our exposure in the state of Illinois and as such sold out of those positions during the second quarter.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at June 30, 2015 and December 31, 2014, the Bank marked these mortgage loans to market. Mortgage loans held for sale at June 30, 2015 and December 31, 2014, had estimated fair market values of $6.2 million and $4.8 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The Bank had mortgage loan forward sales commitments with notional amounts outstanding of $6.9 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment. Loans held for investment at June 30, 2015 and December 31, 2014 are listed below:

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$65,518	12.0%	$64,647	13.4%
Residential construction	2,970	0.5	1,382	0.3
Residential lots and raw land	784	0.1	828	0.2
Total mortgage loans	69,272	12.6	66,857	13.9

Commercial loans and leases:
Commercial real estate	305,250	56.1	255,800	53.2
Commercial construction	33,776	6.2	27,646	5.7
Commercial lots and raw land	25,395	4.7	27,502	5.7
Commercial and industrial	35,885	6.6	28,379	5.9
Lease receivables	12,825	2.4	12,392	2.6
Total commercial loans and leases	413,131	76.0	351,719	73.1

Consumer loans:
Consumer real estate	17,423	3.2	18,863	3.9
Consumer construction	321	0.1	1,412	0.3
Consumer lots and raw land	10,295	1.9	10,430	2.2
Home equity lines of credit	28,087	5.1	28,059	5.8
Consumer other	5,999	1.1	3,932	0.8
Total consumer loans	62,125	11.4	62,696	13.0

Gross loans held for investment	544,528	100.0%	481,272	100.0%

Less deferred loan origination fees, net	892		836
Less allowance for loan and lease losses	7,364		7,520

Net loans held for investment	$536,272		$472,916

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $195.0 million at June 30, 2015, compared to $137.6 million at December 31, 2014. At June 30, 2015, the Bank has also pledged eligible loans as collateral to the Federal Reserve Bank of Richmond (“FRB”) in the amount of $96.2 million, compared to $81.3 million at December 31, 2014, for potential access to the FRB Discount Window.

6. Loans Held for Investment (Continued)

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$813	$727
Residential lots and raw land	10	11
Commercial real estate	519	554
Commercial lots and raw land	-	32
Lease receivables	95	69
Consumer real estate	285	214
Consumer lots and raw land	26	124
Home equity lines of credit	44	61
Consumer other	4	6
Total Non-TDR loans accounted for on a non-accrual status	$1,796	$1,798

TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Commercial real estate	$1,459	$1,182
Consumer real estate	-	51
Total Past Due TDRs on a non-accrual status	1,459	1,233

Current TDRs:
Residential real estate	821	834
Commercial real estate	-	127
Commercial construction	244	-
Commercial lots and raw land	-	1,046
Total Current TDRs	1,065	2,007
Total TDR loans accounted for on a non-accrual basis	$2,524	$3,240
Total non-accrual loans	$4,320	$5,038
Percentage of total loans held for investment, net	0.8%	1.1%
Loans over 90 days past due and still accruing	248	389
Other real estate owned	$7,009	$7,756
Total non-performing assets	$11,577	$13,183

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $120,842 and $109,598 at June 30, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of June 30, 2015 and December 31, 2014:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
June 30, 2015
Residential real estate	$-	$560	$688	$1,248	$64,270	$65,518	$248
Residential construction	-	-	-	-	2,970	2,970	-
Residential lots and raw land	-	-	8	8	776	784	-
Commercial real estate	1,747	273	1,339	3,359	301,891	305,250	-
Commercial construction	179	-	-	179	33,597	33,776	-
Commercial lots and raw land	-	10	-	10	25,385	25,395	-
Commercial and industrial	-	11	-	11	35,874	35,885	-
Lease receivables	-	-	95	95	12,730	12,825	-
Consumer real estate	478	241	172	891	16,532	17,423	-
Consumer construction	-	-	-	-	321	321	-
Consumer lots and raw land	196	-	26	222	10,073	10,295	-
Home equity lines of credit	245	34	29	308	27,779	28,087	-
Consumer other	3	7	1	11	5,988	5,999	-
Total	$2,848	$1,136	$2,358	$6,342	$538,186	$544,528	$248

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2014
Residential real estate	$1,553	$361	$944	$2,858	$61,789	$64,647	$389
Residential construction	-	-	-	-	1,382	1,382	-
Residential lots and raw land	-	2	9	11	817	828	-
Commercial real estate	1,099	444	1,182	2,725	253,075	255,800	-
Commercial construction	-	-	-	-	27,646	27,646	-
Commercial lots and raw land	307	39	32	378	27,124	27,502	-
Commercial and industrial	63	-	-	63	28,316	28,379	-
Lease receivables	-	-	69	69	12,323	12,392	-
Consumer real estate	501	164	149	814	18,049	18,863	-
Consumer construction	-	-	-	-	1,412	1,412	-
Consumer lots and raw land	-	21	124	145	10,285	10,430	-
Home equity lines of credit	45	30	46	121	27,938	28,059	-
Consumer other	12	-	6	18	3,914	3,932	-
Total	$3,580	$1,061	$2,561	$7,202	$474,070	$481,272	$389

The following table presents information on loans that were considered impaired as of June 30, 2015 and December 31, 2014. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At June 30, 2015, impaired loans included $3.5 million of TDRs, compared to $4.6 million at December 31, 2014.

6. Loans Held for Investment (Continued)

Impaired Loans-June 30, 2015	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,102	$1,398	$-	$1,239	$32
Commercial real estate	10,873	10,925	-	11,674	312
Commercial construction	295	295	-	167	5
Commercial lots and raw land	2,752	2,752	-	2,840	71
Commercial and industrial	44	44	-	45	1
Consumer real estate	329	338	-	287	10
Consumer lots and raw land	55	55	-	57	2
Home equity lines of credit	47	48	-	61	1
Consumer other	44	44	-	45	1
Subtotal:	15,541	15,899	-	16,415	435

With an allowance recorded:
Commercial real estate	1,956	2,013	305	1,662	50
Commercial construction	244	244	178	81	12
Commercial and industrial	25	25	25	90	1
Consumer real estate	79	79	17	114	2
Consumer lots and raw land	557	557	94	587	14
Subtotal:	2,861	2,918	619	2,534	79

Totals:
Mortgage	1,102	1,398	-	1,239	32
Commercial	16,189	16,298	508	16,559	452
Consumer	1,111	1,121	111	1,151	30
Grand Total:	$18,402	$18,817	$619	$18,949	$514

Impaired Loans-December 31, 2014	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,505	$1,802	$-	$1,268	$74
Commercial real estate	12,331	12,361	-	13,851	721
Commercial construction	103	103	-	1,793	5
Commercial lots and raw land	2,951	2,958	-	3,623	159
Commercial and industrial	46	46	-	48	2
Consumer real estate	192	192	-	258	6
Consumer lots and raw land	59	59	-	477	4
Home equity lines of credit	58	58	-	46	3
Consumer other	46	46	-	76	2
Subtotal:	17,291	17,625	-	21,440	976

With an allowance recorded:
Residential real estate	235	235	185	47	11
Commercial real estate	1,530	1,569	167	2,638	74
Commercial lots and raw land	416	418	251	152	29
Consumer real estate	132	132	19	139	6
Consumer lots and raw land	643	643	165	584	31
Home equity lines of credit	25	25	5	15	-
Subtotal	2,981	3,022	792	3,575	151

Totals:
Mortgage	1,740	2,037	185	1,315	85
Commercial	17,377	17,455	418	22,105	990
Consumer	1,155	1,155	189	1,595	52
Grand Total	$20,272	$20,647	$792	$25,015	$1,127

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2015 and December 31, 2014:

June 30, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	3,216	953	60	3,759
3-Average	79,909	9,543	1,659	4,311
4-Acceptable	191,741	19,627	15,016	24,774
5-Watch	14,149	1,403	4,057	895
6-Special Mention	6,607	1,711	2,883	2,071
7-Substandard	9,628	539	1,720	75
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$305,250	$33,776	$25,395	$35,885

6. Loans Held for Investment (Continued)

June 30, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$16,386	$321	$9,932	$27,920	$5,918
6-Special Mention	589	-	282	56	27
7-Substandard	448	-	81	111	54
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$17,423	$321	$10,295	$28,087	$5,999

June 30, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$63,062	$2,970	$775	$12,730
6-Special Mention	804	-	-	-
7-Substandard	1,652	-	9	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$65,518	$2,970	$784	$12,825

December 31, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,030	778	24	955
3-Average	53,699	5,681	1,560	5,264
4-Acceptable	166,639	17,701	16,601	19,562
5-Watch	16,117	2,641	3,948	458
6-Special Mention	7,195	515	3,201	2,051
7-Substandard	10,120	330	2,168	89
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$255,800	$27,646	$27,502	$28,379

December 31, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Lines of Credit	Consumer Other
	(In thousands)
Pass	$17,796	$1,412	$9,958	$27,828	$3,866
6-Special Mention	636	-	288	60	4
7-Substandard	431	-	184	171	62
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,863	$1,412	$10,430	$28,059	$3,932

December 31, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivables
	(In thousands)
Pass	$61,779	$1,382	$817	$12,323
6-Special Mention	684	-	-	-
7-Substandard	2,095	-	11	69
8-Doubtful	89	-	-	-
9-Loss	-	-	-	-
Total	$64,647	$1,382	$828	$12,392

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the six months ended June 30, 2015 and 2014:

	June 30, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$982	$(94)	$-	$43	$931	$64,416
Residential construction	17	-	-	18	35	2,970
Residential lots and raw land	11	-	-	(2)	9	784
Commercial real estate	3,516	-	16	167	3,699	292,421
Commercial construction	375	-	-	33	408	33,237
Commercial lots and raw land	377	-	-	(65)	312	22,643
Commercial and industrial	400	-	1	34	435	35,816
Lease receivables	172	-	-	(11)	161	12,825
Consumer real estate	250	-	12	(61)	201	17,015
Consumer construction	19	-	-	(15)	4	321
Consumer lots and raw land	152	-	-	(14)	138	9,683
Home equity lines of credit	405	-	1	(62)	344	28,040
Consumer other	52	(4)	89	(69)	68	5,955
Total	6,728	(98)	119	(4)	6,745	526,126
Individually evaluated:
Residential real estate	185	(185)	-	-	-	1,102
Commercial real estate	167	(8)	24	122	305	12,829
Commercial construction	-	-	-	178	178	539
Commercial lots and raw land	251	(33)	-	(218)	-	2,752
Commercial and industrial	-	-	-	25	25	69
Consumer real estate	19	(33)	-	31	17	408
Consumer lots and raw land	165	(85)	-	14	94	612
Home equity lines of credit	5	-	3	(8)	-	47
Consumer other	-	-	-	-	-	44
Total	792	(344)	27	144	619	18,402
Grand Total	$7,520	$(442)	$146	$140	$7,364	$544,528

7. Allowance for Loan and Lease Losses (Continued)

	June 30, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated:
Residential real estate	$903	$-	$-	$(27)	$876	$66,966
Residential construction	17	-	-	(6)	11	957
Residential lots and raw land	13	-	-	(1)	12	885
Commercial real estate	3,647	(1)	19	63	3,728	226,786
Commercial construction	343	-	1	81	425	27,736
Commercial lots and raw land	415	-	-	(65)	350	20,023
Commercial and Industrial	430	(3)	9	(48)	388	25,586
Lease receivables	113	(1)	-	115	227	11,650
Consumer real estate	316	-	17	(56)	277	18,447
Consumer construction	23	-	-	1	24	1,694
Consumer lots and raw land	203	(232)	-	188	159	9,959
Home equity lines of credit	463	(12)	7	(18)	440	28,306
Consumer other	60	(5)	10	(11)	54	4,540
Total	6,946	(254)	63	216	6,971	443,535
Individually evaluated:
Residential real estate	-	-	-	-	-	1,131
Commercial real estate	510	(23)	5	322	814	16,756
Commercial construction	-	-	1	(1)	-	2,874
Commercial lots and raw land	-	(104)	-	104	-	3,448
Commercial and Industrial	23	(49)	-	26	-	48
Consumer real estate	25	(24)	-	37	38	408
Consumer lots and raw land	105	-	-	(7)	98	2,550
Home equity lines of credit	-	(1)	3	3	5	55
Consumer other	-	-	-	-	-	95
Total	663	(201)	9	484	955	27,364
Grand Total	$7,609	$(455)	$72	$700	$7,926	$470,900

8. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2015 and December 31, 2014, segregated by class of financing receivables:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Residential real estate	$-	$-
Commercial real estate	785	1,132
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	7	9
Consumer real estate	163	165
Consumer lots and raw land	113	60
Home equity lines of credit	-	-
Consumer other	5	56
Total performing TDR loans accounted for on an accrual basis	$1,073	$1,422
Percentage of total loans, net	0.2%	0.3%

The following table presents a roll forward of performing and non-performing TDR loans for the six months ended June 30, 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
June 30, 2015	(In thousands)
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(9)	(340)	792
Consumer	281	-	-	-	281
Total	$1,422	$-	$(9)	$(340)	$1,073

8. Troubled Debt Restructurings (Continued)

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
June 30, 2015	(In thousands)
Residential mortgage	$834	$-	$-	$(13)	$821
Commercial	2,355	-	-	(652)	1,703
Consumer	51	-	(18)	(33)	-
Total	$3,240	$-	$(18)	$(698)	$2,524

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of June 30, 2015. There were no multiple note restructures outstanding as of June 30, 2014.

	June 30, 2015	June 30, 2014
	(In thousands)
Note A Structure
Commercial real estate (1)	$274	$-
Note B Structure
Commercial real estate (2)	$174	$-
Reduction of interest income (3)	$5	$-

8. Troubled Debt Restructurings (Continued)

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the six months ended June 30, 2015, as a result of multiple note restructures.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the six months ended June 30, 2015 and 2014:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
June 30, 2015
OREO	$7,756	$729	$(1,390)	$(86)	$7,009

June 30, 2014
OREO	$9,354	$1,206	$(1,820)	$(11)	$8,729

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

Level 3: inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. The types of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations. Level 3 also includes impaired loans and other real estate owned.

10. Fair Value Measurement (Continued)

The following table presents assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/15	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,214	$31,214	$-	$-
Mortgage-backed securities	141,192	-	141,192	-
Municipal securities	59,101	-	59,101	-
Corporate bonds	28,613	-	28,613	-
Mortgage loans held for sale	6,171	-	6,171	-
Bank-owned life insurance	15,380	-	15,380	-
Interest rate swap	(416)	-	(416)	-
Total June 30, 2015	$281,255	$31,214	$250,041	$-

Description	12/31/14	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,232	$31,232	$-	$-
Mortgage-backed securities	174,280	-	174,280	-
Municipal securities	55,702	-	55,702	-
Corporate bonds	31,085	-	31,085	-
Mortgage loans held for sale	4,793	-	4,793	-
Bank-owned life insurance	15,125	-	15,125	-
Interest rate swap	(405)	-	(405)	-
Total December 31, 2014	$311,812	$31,232	$280,580	$-

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	6/30/15	Level 1	Level 2	Level 3
Impaired loans, net	$17,783	$-	$-	$17,783
Other real estate owned	7,009	-	-	7,009
Total June 30, 2015	$24,792	$-	$-	$24,792

Description	12/31/14	Level 1	Level 2	Level 3
Impaired loans, net	$19,480	$-	$-	$19,480
Other real estate owned	7,756	-	-	7,756
Total December 31, 2014	$27,236	$-	$-	$27,236

Impaired loans at June 30, 2015 and December 31, 2014 includes $15.5 million and $17.3 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $41,430 and $85,658, respectively, were made to OREO during the three and six months ended June 30, 2015, compared to fair value adjustments of $11,200 made to OREO during both the three and six months ended June 30, 2014.

Net gains realized on sales of OREO included in earnings for the three and six months ended June 30, 2015 and 2014, respectively, are reported in other revenues as follows:

	Three Months Ended 6/30/15	Three Months Ended 6/30/14	Six months Ended 6/30/15	Six months Ended 6/30/14
Net gains on sales of OREO	$27,349	$33,999	$73,216	$73,419

No liabilities were measured at fair value on a recurring or non-recurring basis at June 30, 2015 or December 31, 2014.

11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at June 30, 2015 and December 31, 2014:

	Level in	June 30, 2015		December 31, 2014
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$21,098	$21,098	$23,281	$23,281
Interest-bearing deposits in other banks	Level 1	15,503	15,503	32,836	32,836
Securities available for sale	Level 1	31,214	31,214	31,232	31,232
Securities available for sale	Level 2	228,906	228,906	261,067	261,067
Securities held to maturity	Level 2	513	508	512	507
Loans held for sale	Level 2	6,171	6,171	4,793	4,793
Loans and leases HFI, net, less impaired loans	Level 2	522,242	518,490	460,062	453,436
Stock in FHLB of Atlanta	Level 2	2,157	2,157	607	607
Accrued interest receivable	Level 2	2,922	2,922	2,852	2,852
Interest rate swap	Level 2	(416)	(416)	(405)	(405)
Bank-owned life insurance	Level 2	15,380	15,380	15,125	15,125
Impaired loans HFI, net	Level 3	17,783	17,783	19,480	19,480
Mortgage servicing rights	Level 3	2,338	1,213	2,347	1,178

Financial liabilities:
Deposits	Level 2	$773,804	$772,869	$788,488	788,280
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of June 30, 2015 and December 31, 2014:

	6/30/15	12/31/14
	(In thousands)
Demand accounts:
Non-interest bearing checking	$158,929	$147,544
Interest bearing checking	169,736	180,558
Money market	69,646	87,914
Savings accounts	131,078	117,933
Certificate accounts	243,480	254,331
Total deposits	$772,869	$788,280

At June 30, 2015, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$18,415	$10,197	$28,612
Over three months through one year	55,150	43,630	98,780
Over one year through three years	54,431	44,551	98,982
Over three years to five years	7,775	9,331	17,106
Total time deposits	$135,771	$107,709	$243,480

The aggregate amount of time deposits with balances of $100,000 or more was $107,709,106 and $111,523,043 at June 30, 2015 and December 31, 2014, respectively.

13. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2015. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2015, the 1997 Plan had 30,750 granted unexercised stock option shares. At June 30, 2015, the 2008 Plan includes 142,250 granted unexercised stock option shares, 10,425 granted nonvested restricted stock award shares and 801,850 shares available to be granted.

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

A summary of option activity under the Plans as of June 30, 2015 and 2014, and changes during the six month periods ended June 30, 2015 and 2014 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended June 30, 2015:
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(3,000)	7.13
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at June 30, 2015	173,000	10.92	$186,775
Vested and Exercisable at June 30, 2015	113,100	$13.19	$103,284

Period Ended June 30, 2014:
Outstanding at December 31, 2013	160,375	$11.84
Granted	19,000	8.34
Forfeited	(2,250)	6.52
Expired	(1,875)	19.88
Exercised	-	-
Outstanding at June 30, 2014	175,250	11.44	$197,365
Vested and Exercisable at June 30, 2014	111,450	$14.47	$74,109

The following weighted-average assumptions were used for grants awarded in the six months ended June 30, 2015 and 2014:

	Six Months Ended 6/30/15	Six Months Ended 6/30/14
Dividend growth rate	1.0%	1.0%
Expected volatility	96.9%	52.7%
Average risk-free interest rate	1.5%	1.9%
Expected lives - years	7	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2015, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	104,250	7.35	$6.20	44,350	$5.61
$10.01 – 17.00	27,000	4.20	11.01	27,000	11.01
$17.01 – 26.00	32,250	2.54	21.03	32,250	21.03
$26.01 – 34.00	9,500	1.19	28.14	9,500	28.14
	173,000	5.63	$10.92	113,100	$13.19

13. Stock-Based Compensation (Continued)

A summary of nonvested option shares as of June 30, 2015 and 2014, and vesting changes during the six months ended June 30, 2015 and 2014, is presented below:

	Shares	Price
Period Ended June 30, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(2,400)	7.13
Vested	(14,400)	5.74
Nonvested at June 30, 2015	59,900	$6.64

Period Ended June 30, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	19,000	8.34
Forfeited	(2,250)	6.52
Vested	(11,700)	5.73
Nonvested at June 30, 2014	63,800	$6.16

There were no income tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2015 or 2014. There was no intrinsic value for options exercised during the three and six months ended June 30, 2015 or 2014, as no options were exercised during the respective periods.

Total compensation expense charged to income for stock options was $10,553 and $21,176, respectively, for the three and six months ended June 30, 2015, compared to compensation expense of $8,359 and $16,613, respectively, for the three and six months ended June 30, 2014. As of June 30, 2015, total unrecognized compensation cost on granted unexercised shares was $166,969, and is expected to be recognized during the next 4.75 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the six months ended June 30, 2015 and 2014, none and 13,900 restricted stock awards, respectively, were granted with a four year vesting period. Total compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2015 was $7,263 and $14,526, respectively, compared to $7,263 and $12,105, respectively, for the three and six months ended June 30, 2014. As of June 30, 2015, there was $75,048 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 2.75 years. A summary of nonvested restricted stock awards as of June 30, 2015 and 2014, and vesting changes during the respective three month periods is presented below:

	Shares	Price
Period Ended June 30, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at June 30, 2015	10,425	$8.36

Period Ended June 30, 2014:
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2014	13,900	$8.36

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended 6/30/15	Three Months Ended 6/30/14	Six Months Ended 6/30/15	Six Months Ended 6/30/14
Decrease net income before income taxes	$17,816	$15,622	$35,702	$28,718
Decrease net income	$17,816	$15,622	$35,702	$28,718
Decrease basic earnings per share	$0.00	$0.00	$0.00	$0.00
Decrease diluted earnings per share	$0.00	$0.00	$0.00	$0.00

14. Goodwill and Other Intangibles

The following table presents activity for goodwill and other intangible assets for the six months ended June 30, 2015 and 2014, respectively:

	Goodwill	Other Intangibles	Total
Six Months Ended June 30, 2015:
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	—	(143,697)	(143,697)
Balance at June 30, 2015	$4,218,576	$2,039,212	$6,257,788

Six Months Ended June 30, 2014:
Balance at December 31, 2013	$4,218,576	$7,860	$4,226,436
Amortization	—	(7,860)	(7,860)
Balance at June 30, 2014	$4,218,576	$—	$4,218,576

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at June 30, 2015 and December 31, 2014:

Other Intangibles
Gross carrying amount at December 31, 2013 (1)	$287,832
Accumulated amortization	(279,972)
Net book value at December 31, 2013	7,860
Amortization	(7,860)
Acquisitions (2)	2,182,909
Net book value at December 31, 2014	2,182,909
Accumulated amortization	(143,697)
Net book value at June 30, 2015	$2,039,212

________________

(1)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(2)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2014, the remaining life of the CDI was 10 years.

2015	$143,697
2016	284,327
2017	241,678
2018	223,002
2019	223,002
Thereafter	923,506
Total	$2,039,212

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of June 30, 2015, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning January 1, 2015, banks became subject to new Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, Common Equity Tier 1 Risk-Based Capital Ratio, is now measured and monitored. For the Bank and given its capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of June 30, 2015, and December 31, 2014, are listed below:

	June 30, 2015		December 31, 2014
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$83,597	13.9%	$82,670	14.6%
Common Equity Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	76,064	12.6	—	—
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	76,064	12.6	75,568	13.3
Tier 1 Leverage Capital Ratio (to Average Assets)	76,064	8.8	75,568	9.7

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

Consolidated debt obligations as of June 30, 2015 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this ASU is to simplify the presentation of debt issuance costs. The amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of debt liability, consistent with debt discounts and premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes in the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Acquisition of Branch Offices. The Company has previously reported that the Bank completed the acquisition of nine branch banking offices in eastern North Carolina (the “acquisition”) from Bank of America, N.A. (“BOA”) on December 12, 2014. The branch offices are located in Elizabethtown, Goldsboro, Kenansville, Kinston, Kitty Hawk, Morehead City, Mount Olive, Wallace and Wilson, North Carolina. Following the purchase of these branches, the Bank expanded its franchise of banking offices and its geographic footprint to become a more prominently positioned community bank in eastern North Carolina. The Bank has a history of serving eastern and central North Carolina and these new markets are located in the center of its franchise. Expansion into these new markets supports a strategy to capitalize on opportunities that leverage capital, create economies of scale, increase operating efficiency and enhance shareholder value.

The acquisition was accounted for using the purchase method of accounting and the Bank assumed the deposits of the nine BOA branches for a premium of approximately 1.35% of the assumed deposits. Initially, the Bank invested the net funds received into a mix of short and intermediate term investment securities until the funds can be converted to higher yielding assets. This Quarterly Report on Form 10-Q includes discussion of how the branch acquisition impacted our results of operations for the quarter ended June 30, 2015.

Comparison of Financial Condition at June 30, 2015, and December 31, 2014. Total assets increased to $899.7 million at June 30, 2015, from $885.9 million at December 31, 2014. Earning assets increased to $825.9 million at June 30, 2015 from $810.9 million at December 31, 2014. The ratio of earning assets to total assets was 91.8% at June 30, 2015, compared to 91.5% at December 31, 2014. The increase results primarily from net growth in the loan and lease receivable portfolio, and partially offset by the sale of investment securities and a reduction in the level of cash on our balance sheet to help fund loan growth.

Interest-bearing deposits with banks declined to $15.5 million at June 30, 2015, from $32.8 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $260.6 million at June 30, 2015, from $292.8 million at December 31, 2014. During the six months ended June 30, 2015, there were $5.3 million of purchases, $22.8 million of sales, $12.4 million of principal repayments, a $1.5 million decline in unrealized holding gains, $452,000 of net realized gains and $1.1 million of net accretion of premiums and discounts. As previously noted, in 2014 the Bank implemented a strategy to pre-invest a large portion of the anticipated BOA transaction proceeds into short and intermediate term investment securities until the funds can be converted to higher yielding assets. During the first six months of 2015, the $22.8 million of investment securities sales was primarily used to fund our loan portfolio growth and time deposit maturities. The Bank may also sell investment securities to manage sensitivity to future interest rate changes and/or to support funding needs. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for sale increased to $6.2 million at June 30, 2015, from $4.8 million at December 31, 2014, reflecting the net effect of current mortgage lending activity. During the six months ended June 30, 2015, there were $16.2 million of loan sales, $17.1 million of loan originations net of principal payments and $526,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Loans serviced for others declined to $300.8 million at June 30, 2015, from $306.8 million at December 31, 2014, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $63.2 million during the current six month period. This reflects eight consecutive quarters of net growth in loans and leases held for investment. As a result of this net growth, total loans and leases held for investment increased to $543.6 million at June 30, 2015, from $480.4 million at December 31, 2014. During the six months ended June 30, 2015, there were $64.2 million of originations net of principal payments and $729,000 of transfers to other real estate owned.

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including restructured loans (“TDRs”) on nonaccrual status declined to $4.3 million at June 30, 2015, from $5.0 million at December 31, 2014. The decline in non-accrual loans results primarily from management’s resolution of nonaccrual loan relationships during the current period. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.8% at June 30, 2015, compared to 1.1% at December 31, 2014.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of interest, but not necessarily principal, is doubtful. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at June 30, 2015 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The ALLL was $7.4 million at June 30, 2015, compared to $7.5 million at December 31, 2014. During the six months ended June 30, 2015, there were $140,000 of provisions for credit losses and $296,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.35% at June 30, 2015, compared to 1.57% and December 31, 2014. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $18.4 million of loans classified as impaired, net of $415,000 in write-downs at June 30, 2015, compared to $20.3 million classified as impaired, net of $375,000 in write-downs at December 31, 2014. At June 30, 2015 and December 31, 2014, the ALLL included $619,000 and $792,000 specifically provided for impaired loans, respectively.

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

Other real estate owned (“OREO”) acquired from foreclosures declined to $7.0 million at June 30, 2015, from $7.8 million at December 31, 2014. During the six months ended June 30, 2015, there were $1.4 million of disposals, $86,000 of valuation adjustments and $729,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $15.4 million at June 30, 2015, compared to $15.1 million at December 31, 2014, due to higher policy cash values. The Bank investment returns from the BOLI are used to recover a portion of the cost of providing benefit plans to our employees.

Goodwill related to prior period acquisitions was $4.2 million at June 30, 2015 and December 31, 2014, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The balance of the Company’s goodwill is tested for impairment annually, and the annual impairment testing performed as of December 31, 2014 resulted in no goodwill impairment. Identifiable intangible assets were $2.0 million at June 30, 2015, compared to $2.2 million at December 31, 2014, reflecting the core deposit intangible associated with the BOA transaction, which is being amortized over a ten year period. See “Note 14. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Prepaid expenses, other assets and income tax receivable increased by $389,000 during the current six month period to $9.9 million at June 30, 2014, from $9.5 million at December 31, 2014, primarily reflecting changes in our deferred tax assets.

Total deposits declined to $772.9 million at June 30, 2015, from $788.3 million at December 31, 2014. For the current six month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts declined to $529.4 million at June 30, 2015, from $533.9 million at December 31, 2014. However, during the first half of 2015 our level of non-interest bearing deposits grew by $11.4 million to $158.9 million. Certificates of deposits declined to $243.5 million or 31.5% of total deposits at June 30, 2015, from $254.3 million or 32.3% of total deposits at December 31, 2014.

The Bank strives to manage deposits cost by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the six months ended June 30, 2015, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated internally to non-maturity deposits. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information.

There were $32.0 million Federal Home Loan Bank (“FHLB”) borrowings outstanding at June 30, 2015, compared to none at December 31, 2014. During 2014, the Bank used FHLB borrowings as a low cost source of funds to support the loan portfolio growth and the net decline in total deposits. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk.

There were $10.3 million of junior subordinated debentures outstanding at both June 30, 2015 and December 31, 2014. See “Note 16. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity declined to $80.1 million at June 30, 2015, from $80.4 million at December 31, 2014. This decline primarily reflects the $1.9 million of net income earned for six months ended June 30, 2015, net of a $958,000 decline in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, $478,000 of dividends declared, and $793,000 used to acquire shares of the Company’s common stock pursuant to our repurchase program. There were 9,503,964 common shares outstanding at June 30, 2015, compared to 9,598,007 shares outstanding at December 31, 2014, reflecting the net effect of 3,359 shares issued pursuant to the vesting of restricted stock awards and 97,402 shares purchased through the stock repurchase program. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income declined to $2.2 million at June 30, 2015, from $3.2 million at December 31, 2014, reflecting a decline in the mark-to-market adjustment in net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio declined to 8.21% at June 30, 2015, from 8.36% at December 31, 2014. Despite the decline in tangible equity, our tangible book value per common share increased to $7.77 at June 30, 2015, from $7.71 at December 31, 2014 as a result of our share repurchases.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of June 30, 2015, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since June 30, 2015 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Six Months Ended June 30, 2015 and 2014.

General. For the three months ended June 30, 2015, net income increased 59.1% to $1.2 million, or $0.12 per diluted common share, from net income of $725,000, or $0.08 per diluted common share earned for the linked three month period ended March 31, 2015. The improvement in net income on a linked quarter basis is due to increases in net interest income and non-interest income, as well as a decline in non-interest expenses. The improvement reflects the impact of strong loan growth during the quarter coupled with enhanced fee income from deposit service offerings as the benefits of the branch acquisition transaction (the “acquisition”) with Bank of America (BOA) are being realized.

Net income and earnings per diluted common share for the current three month period declined by $132,000 and $0.01, respectively, when compared with $1.3 million or $0.13 per diluted common share earned for the three months ended June 30, 2014.

Net income for the six months ended June 30, 2015 was $1.9 million, or $0.20 per diluted common share, compared to net income of $2.4 million, or $0.25 per diluted common share earned in the six months ended June 30, 2014. Earnings for the current six month period were positively impacted by increases in net interest income and non-interest income, as well as lower loan loss provisions. During this same period non-interest expenses have increased with growth of our franchise and supporting infrastructure. In addition, during the first six-months of 2015, the Bank incurred $425,000 of one-time transaction expenses associated the nine newly acquired branch offices.

Interest Income. Interest income increased to $7.9 million and $15.7 million for the three and six months ended June 30, 2015, from $7.2 million and $14.3 million for the comparative 2014 periods. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, and partially offset by a decline in yields on earning assets. The tax equivalent yield on average earning assets declined to 4.02% and 4.00% for the three and six months ended June 30, 2015, from 4.56% and 4.61% for the three and six months ended June 30, 2014. Average earning assets increased to $801.4 million for the three months ended June 30, 2015, from $644.1 million for the comparable 2014 three month period. For the six months ended June 30, 2015, average earning assets increased to $801.9 million, from $633.8 million for the comparable 2014 six month period.

Interest Expense. Interest expense increased to $711,000 and $1.4 million for the three and six months ended June 30, 2014, from $652,000 and $1.3 million for the comparative 2014 periods. Interest expense was primarily impacted by increased interest expense on deposits and junior subordinated debentures, while being partially offset by a reduction in interest paid on borrowings between the comparative reporting periods. Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment.

The cost of average interest-bearing liabilities improved to 0.45% for both the three and six months ended June 30, 2015, from 0.49% and 0.50% for the comparative 2014 three and six month periods. The Bank has managed its cost of interest-bearing liabilities by a combination of growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment, while being partially offset by additional cost of the junior subordinated debentures hedging strategy noted above. Although a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank.

Average interest-bearing liabilities increased to $636.9 million for the three months ended June 30, 2015, from $527.5 million for the comparable 2014 three month period. Average interest-bearing liabilities for the six months ended June 30, 2015 increased to $641.2 million, from $515.0 million for the comparable 2014 six month period. Average noninterest-bearing demand deposits increased to $154.7 million and $151.1 million for the three and six months ended June 30, 2015, compared to $95.1 million and $95.7 million for the comparable 2014 three and six month periods. These combined increases are primarily related to the impact of the BOA acquisition.

Net Interest Income. Net interest income for the three months ended June 30, 2015 increased to $7.2 million from $6.6 million for the comparative 2014 three month period. Net interest income for the first six months of 2015 increased to $14.2 million, from $13.0 million for the comparative 2014 six month period. The tax equivalent net interest margin fell 49 basis points to 3.67% for the three months ended June 30, 2015, from 4.16% for the comparative June 2014 quarterly period. The tax equivalent net interest margin for the first six months of 2015 declined by 56 basis points to 3.64%, from 4.20% for the comparative 2014 six month period. The declines were primarily the result of investing the acquired deposits in lower earning investment securities.

Net interest margin for the 2015 three-month period declined compared to the three-month period ended June 30, 2014 due to a change in earning asset mix. The percentage of loans to total earning assets declined to 66% for the current period end compared to 72% for the prior year period. Despite the decline in margin, net interest income increased by $624,000 over the comparative prior year three-month period primarily as a result of a $157.3 million increase in average earning assets. The expansion of our net interest income during the first half of 2015 compared to the same six month period of 2014 is due primarily to an increase in the volume of earning assets, which was partially offset by an increase in the volume of interest-bearing liabilities and a reduction in the yield on earning assets. We anticipate level of our current margin remaining somewhat stable over the near-term unless there are dramatic movements in interest rates.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2015 and 2014, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$513,326	$6,261	4.84%	$470,710	$5,970	5.04%
Investments and deposits (1)	288,070	1,639	2.56%	173,364	1,248	3.28%
Total earning assets (1)	801,396	7,900	4.02%	644,074	7,218	4.56%
Nonearning assets	76,431			61,319
Total assets	$877,827			$705,393
Interest bearing liabilities:
Deposits	$619,449	562	.36%	$494,747	526	.43%
Borrowings	7,103	7	.41%	22,430	45	.78%
Junior subordinated debentures	10,310	142	5.43%	10,310	81	3.12%
Total interest-bearing liabilities	636,862	711	.45%	527,487	652	.49%
Noninterest bearing demand deposits	154,735	0	.00%	95,131	0	.00%
Total sources of funds	791,597	711	.36%	622,618	652	.42%
Other liabilities and stockholders’ equity:
Other liabilities	3,997			4,051
Stockholders' equity	82,233			78,724
Total liabilities and stockholders' equity	$877,827			$705,393
Net interest income		$7,189			$6,566
Interest rate spread (1) (2)			3.58%			4.07%
Net interest margin (1) (3)			3.67%			4.16%

Ratio of earning assets to interest bearing liabilities			125.84%			122.10%

Yield/Cost Analysis	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$501,455	$12,195	4.85%	$465,611	$11,898	5.10%
Investments and deposits (1)	300,437	3,470	2.58%	168,234	2,394	3.26%
Total earning assets (1)	801,892	15,665	4.00%	633,845	14,292	4.61%
Nonearning assets	76,804			58,655
Total assets	$878,696			$692,500
Interest bearing liabilities:
Deposits	$627,331	1,132	.36%	$492,748	1,086	.44%
Borrowings	3,578	8	.42%	11,917	45	.75%
Junior subordinated debentures	10,310	280	5.40%	10,310	161	3.11%
Total interest-bearing liabilities	641,219	1,420	.45%	514,975	1,292	.50%
Noninterest bearing demand deposits	151,147	0	.00%	95,662	0	.00%
Total sources of funds	792,366	1,420	.36%	610,637	1,292	.43%
Other liabilities and stockholders’ equity:
Other liabilities	4,274			4,160
Stockholders' equity	82,056			77,703
Total liabilities and stockholders' equity	$878,696			$692,500
Net interest income		$14,245			$13,000
Interest rate spread (1) (2)			3.55%			4.11%
Net interest margin (1) (3)			3.64%			4.20%

Ratio of earning assets to interest bearing liabilities			125.06%			123.08%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.
33

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $140,000 of provisions for credit losses for both the three and six months ended June 30, 2015, compared to $450,000 and $700,000, respectively, recorded in the three and six months ended June 30, 2014. The reduction in year-to-date provisions for credit losses is primarily attributable to the improvement in asset quality previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional disclosure information.

Noninterest Income. Total noninterest income increased to $3.6 million and $6.8 million for the three and six months ended June 30, 2015, from $2.2 million and $4.1 million for the three and six months ended June 30, 2014. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on sales of investment securities and OREO; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges increased significantly to $2.1 million and $4.0 million for the three and six months ended June 30, 2015, from $1.1 million and $2.1 million for the comparative 2014 three and six month periods. Deposit fees and service charges represented 58.1% and 58.5%, respectively, of total non-interest income for the three and six months ended June 30, 2015, compared to 52.5% and 50.5%, respectively, for the three and six months ended June 30, 2014. This increase primarily reflects additional revenue generated from accounts acquired in the acquisition transaction, as well as from the introduction of new products and product enhancements. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $877,000 and $1.5 million for the three and six months ended June 30, 2015, from $612,000 and $1.1 million for the comparative three and six months ended June 30, 2014. An early spring sales season, coupled with the opportunities we are experiencing in the new markets we entered through the branch acquisition resulted in a higher level of activity for the current periods. Due to volatility in interest rates near the end of the second quarter, mortgage originations may decline in the third quarter, as compared to the second quarter. We continue to explore various strategies to enhance our non-interest income, including the purchasing of servicing rights.

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

Gains on sales of investment securities available for sale were $201,000 and $452,000 for the three and six months ended June 30, 2015, compared to none and $14,000 for the respective 2014 three and six month periods. During 2014, the Bank pre-invested a large portion of the anticipated BOA transaction proceeds into short and intermediate term investment securities until the funds could be converted to higher yielding assets. During the three and six months ended June 30, 2015, the Bank sold $9.0 million and $22.8, respectively, of investment securities primarily to fund net growth in our loan portfolio and to provide liquidity to support the Bank’s operating and financing activities.

Included in other noninterest income is revenue from Bank-owned life insurance (BOLI) investments. BOLI earnings were $128,000 and $255,000 for the three and six months ended June 30, 2015, compared to $132,000 and $265,000 for the respective 2014 three and six month periods. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing benefit plans to our employees.

Net gains recognized from the sale of OREO were $27,000 and $73,000 for the three and six months ended June 30, 2015, compared to $34,000 and $73,000 for the three and six months ended June 30, 2014, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, increased to $3.4 million and $6.3 million for the three and six months ended June 30, 2015, from $2.1 million and $4.0 million for the respective 2014 three and six month periods, primarily due to the increase in deposit fees and service charges.

Noninterest Expense. Total noninterest expense increased to $9.0 million and $18.3 million for the three and six months ended June 30, 2015, from $6.5 million and $13.0 for the comparable 2014 three and six month periods. The year-over-year variation in noninterest expenses is attributable to the impact of $425,000 one-time acquisition transaction expenses, six full months of operating expenses for the nine acquired BOA branch offices, the addition of a new commercial loan production office and a new Customer Care Center.

Compensation and benefit expenses, the largest component of non-interest expenses, increased to $4.8 million for the three months ended June 30, 2015, from $3.8 million for the comparative 2014 three month period. For the first six months of 2015, compensation expense increased to $9.5 million, from $7.6 million for the first six months of 2014. The increase for the 2015 periods is attributable to the expense for the staff in the nine acquired branch offices, as well as staffing for our new Durham, NC commercial loan team and our new Customer Care Center. The Bank will continue to manage overall staffing levels to ensure we meet the ongoing needs of our customers and to support future growth.

FDIC insurance premiums were $149,000 and $282,000 for the three and six months ended June 30, 2015, compared to $139,000 and $284,000 for the 2014 three and six month periods. The increased current quarterly FDIC insurance premium is primarily attributable to growth of the deposit insurance assessment calculation base resulting from the acquisition transaction.

Premises and equipment expense increased to $1.3 million and $2.7 million for the three and six months ended June 30, 2015, from $831,000 and $1.7 million for the 2014 three and six month periods. The six month premises and equipment costs for 2015 include $57,000 of one-time acquisition expenses. While the recent branch acquisition has resulted in a larger infrastructure cost than our historical levels, we continue to pursue opportunities to gain efficiency and performance from our branch network and will make adjustments, such as we have with recent branch consolidations in Kinston, Rocky Mount and Lumberton, North Carolina. As such, given our current branch structure we would anticipate occupancy cost to maintain or improve from their current levels.

Advertising expense increased to $217,000 and $380,000 for the three and six months ended June 30, 2015, from $106,000 and $169,000 for the comparative 2014 three and six month periods. The six month advertising expense includes $15,000 of one-time acquisition expenses. The Bank is investing in building our brand awareness throughout our expanded footprint with additional marketing efforts, and as such, we anticipate that our advertising expenses will be above that of our historical levels.

Data processing costs increased to $880,000 and $2.0 million for the three and six months ended June 30, 2015, from $568,000 and $1.2 million for the comparative 2014 three and six month periods. Data processing expense for the first six months of 2015 includes $173,000 of one-time acquisition expenses. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes and therefore, with the addition of accounts and customers from the acquisition, going forward we expect these costs to be above that of prior periods.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $130,000 and $257,000 for the three and six months ended June 30, 2015, compared to a $15,000 recovery for the 2014 three month period and $100,000 of amortization expense for the 2014 six month period. Amortization of mortgage servicing rights was $58,000 and $113,000 for the three and six months ended June 30, 2015, compared to a $15,000 recovery for the 2014 three month period and $108,000 of amortization expense for the 2014 six month period. Amortization of the Company’s core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $72,000 and $144,000 for the three and six months ended June 30, 2015, compared to none and $8,000 for the 2014 three and six month periods.

Expenses attributable to ongoing maintenance, property taxes and insurance for OREO properties were $116,000 and $278,000 for the three and six months ended June 30, 2015, compared to $107,000 and $228,000 for the 2014 three and six months periods. OREO valuation adjustments were $41,000 and $86,000 for the three and six months ended June 30, 2015 second quarter, compared to none for the respective 2014 periods.

Other non-interest expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2015, compared to $898,000 and $1.8 million for the respective 2014 three and six month periods. Other expense for the first six months of 2015 includes $180,000 of one-time acquisition expenses. The year-over-year increase in operating expenses is primarily due to the branch acquisition.

Income tax expense was $486,000 and $742,000 for the three and six months ended June 30, 2015, compared to $542,000 and $960,000 for the 2014 three and six month periods. The effective income tax rates were 29.62% for the three months ended June 30, 2015 and 29.66% for the comparative 2014 second quarter. The effective income tax rates were 28.32% and 28.67% for the respective 2015 and 2014 six month periods. The Bank’s investment in BOLI and tax-exempt municipal bonds, combined with the income tax benefit related to one-time branch acquisition expenses and a 1% decline in the State of North Carolina corporate income tax rate, have contributed to lowering the Company’s level of income tax expense and its effective income tax rates. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. ROA was 0.53% and 0.43% for the three and six months ended June 30, 2015, compared to 0.73% and 0.70% for the three and six months ended June 30, 2014. ROE was 5.63% and 4.62% for the three and six months ended June 30, 2015, compared to 6.61% and 6.27% for the three and six months ended June 30, 2014. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio was 83.71% and 87.39% for the three and six months ended June 30, 2015, compared to 72.77% and 75.17% for the three and six months ended June 30, 2014. The efficiency ratio has elevated over the course of the last twelve months due primarily to franchise expansion. We anticipate the efficiency ratio to improve as we continue to execute on the BOA acquisition strategy.

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

At June 30, 2015, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $303.4 million, compared to $353.7 million at December 31, 2014. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 37.25% at June 30, 2015, compared to 44.19% at December 31, 2014, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available for sale. At June 30, 2015, the Bank had $187.7 million remaining credit availability with the FHLB, of which there was lendable collateral value available totaling $110.7 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at June 30, 2015, the Bank had remaining capacity to borrow $63.6 million from the FRB Discount Window and $70.0 million of pre-approved, but unused lines of credit.

The FDIC requires banks to meet a minimum leverage capital requirement of Tier 1 capital (consisting of retained earnings and common stockholders’ equity, less any intangible assets) to average total assets ratio of 4.0%. The FDIC also requires banks to meet a ratio of total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital. The Bank was in compliance with all regulatory capital requirements at June 30, 2015 and December 31, 2014.

The Board of Governors of the Federal Reserve System has approved of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking institutions. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, began in January 2015. The Company and the Bank continue to be well-capitalized under the new rules. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases portfolio will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the six months ended June 30, 2015.

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

Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by a party to a financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

April 2015 Beginning date: April 1 Ending date: April 30	-	-	-	167,548

May 2015 Beginning date: May 1 Ending date: May 31	-	-	-	167,548

June 2015 Beginning date: June 1 Ending date: June 30	25,000	$8.14	25,000	142,548

Shares may be purchased under a repurchase program announced on January 27, 2015. Under this program, the Company announced that it may purchase up to 2.5% of the outstanding shares of its common stock, or approximately 239,950 shares, over a one year period, effective as of February 1, 2015 and expiring on January 31, 2016.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014 (unaudited); (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of June 30, 2015 and December 31, 2014, and for the Three and Six Months Ended June 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2015

