Form 10-Q
period 2015-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2015-11-12
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Number of shares of common stock outstanding as of November 12, 2015: 9,489,222.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
	(Unaudited)	(As restated)
Assets
Cash and due from banks	$17,825,684	$23,281,016
Interest-bearing deposits with banks	24,860,710	32,835,661
Investment securities available-for-sale, at fair value	248,352,358	292,298,910
Investment securities held-to-maturity	508,169	507,309
Mortgage loans held for sale	4,029,423	4,792,943

Loans and leases held for investment	567,304,315	480,436,270
Allowance for loan and lease losses	(7,569,573)	(7,519,970)
Net loans and leases held for investment	559,734,742	472,916,300

Premises and equipment, net	15,289,727	15,821,436
Other real estate owned	6,506,062	7,755,541
Federal Home Loan Bank stock, at cost	2,199,300	606,500
Accrued interest receivable	2,678,319	2,851,650
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,228,702	1,178,115
Identifiable intangible assets	1,967,363	2,182,909
Income tax receivable	-	1,591,105	(a)
Bank-owned life insurance	15,507,035	15,125,498
Prepaid expenses and other assets	8,461,656	7,467,178	(a)

Total assets	$913,367,826	$885,430,647

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$157,609,019	$147,543,594
Interest bearing demand	236,116,807	268,472,945
Savings	133,569,878	117,932,606
Large denomination certificates of deposit	110,764,798	111,523,043
Other time	145,250,812	142,808,182
Total deposits	783,311,314	788,280,370

Borrowings	33,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,123,221	6,837,701
Total liabilities	831,744,535	805,428,071

Common stock, $.01 par value, 25,000,000 shares authorized; 9,489,222 and 9,598,007 shares outstanding, respectively	94,892	95,980
Additional paid-in capital	35,920,933	35,869,195
Retained earnings	42,360,680	40,868,919	(a)
Accumulated other comprehensive income	3,246,786	3,168,482
Total stockholders' equity	81,623,291	80,002,576

Total liabilities and stockholders' equity	$913,367,826	$885,430,647

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
		(As restated)			(As restated)
Interest income:
Interest and fees on loans	$6,639,177	$6,068,196		$18,834,471	$17,966,829
Interest on investments and deposits	1,577,440	1,248,382		5,047,181	3,642,464
Total interest income	8,216,617	7,316,578		23,881,652	21,609,293

Interest expense:
Interest on deposits	598,081	522,861		1,730,070	1,608,913
Interest on borrowings	54,077	112,174		61,593	157,287
Interest on junior subordinated notes	141,578	81,371		421,656	242,651
Total interest expense	793,736	716,406		2,213,319	2,008,851

Net interest income	7,422,881	6,600,172		21,668,333	19,600,442
Provision for credit losses	335,000	400,000		475,000	1,100,000
Net interest income after provision for credit losses	7,087,881	6,200,172		21,193,333	18,500,442

Non-interest income:
Deposit fees and service charges	2,093,101	1,118,599		6,067,959	3,184,808
Loan fees and charges	62,960	39,057		179,196	117,615
Mortgage loan servicing fees	263,679	248,399		807,126	724,827
Gain on sale and other fees on mortgage loans	528,745	428,514		1,486,278	1,076,583
Gain (loss) on sale of other real estate, net	(63,402)	8,949		9,814	82,369
Gain on sale of investment securities	502,576	-		954,514	13,509
Other income	378,574	401,584		1,057,395	1,133,910
Total non-interest income	3,766,233	2,245,102		10,562,282	6,333,621

Non-interest expense:
Compensation and fringe benefits	4,935,133	3,826,855		14,475,105	11,454,632
Federal deposit insurance premiums	163,200	137,253		445,081	420,873
Premises and equipment	1,312,123	877,447		3,976,577	2,534,608
Advertising	218,827	126,892		598,477	295,905
Data processing	818,680	566,513		2,805,101	1,720,321
Amortization of intangible assets	129,527	55,796		386,597	164,008
Other real estate owned expense	99,234	167,164		462,825	395,652
Other	1,330,098	779,226		4,137,281	2,592,176
Total non-interest expense	9,006,822	6,537,146		27,287,044	19,578,175

Income before income tax expense	1,847,292	1,908,128		4,468,571	5,255,888
Income tax expense	610,680	489,347	(a)	1,352,983	1,315,896	(a)

NET INCOME	$1,236,612	$1,418,781	(a)	$3,115,588	$3,939,992	(a)

Per share data:
Basic earnings per share	$0.13	$0.15	(a)	$0.33	$0.41	(a)
Diluted earnings per share	$0.13	$0.15	(a)	$0.33	$0.41	(a)
Dividends per share	$0.025	$0.025		$0.075	$0.075
Average basic shares outstanding	9,500,885	9,598,007		9,532,393	9,626,346
Average diluted shares outstanding	9,520,943	9,616,004		9,552,298	9,644,834

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
		(As restated)			(As restated)
Net income	$1,236,612	$1,418,781	(a)	$3,115,588	$3,939,992 (a)

Other comprehensive income:
Increase in unrealized holding gains on securities available for sale	2,311,993	104,902		1,230,573	4,923,452
Tax effect	(833,326)	(39,863)		(381,712)	(1,870,912)
Unrealized holding gains on securities available for sale, net of tax	1,478,667	65,039		848,861	3,052,540

Unrealized gains (losses) on interest rate hedge position	(136,527)	46,857		(148,089)	(218,242)
Tax effect	50,925	(17,806)		55,237	82,932
Unrealized gains (losses) on interest rate hedge position, net of tax	(85,602)	29,051		(92,852)	(135,310)

Reclassification adjustment for realized gains included in net income	(502,576)	-		(954,514)	(13,509)
Tax effect	145,747	-		276,809	5,133
Reclassification adjustment for realized gains, net of tax	(356,829)	-		(677,705)	(8,376)

Other comprehensive income, net of tax	1,036,236	94,090		78,304	2,908,854

Comprehensive income	$2,272,848	$1,512,871	(a)	$3,193,892	$6,848,846 (a)

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Nine Months Ended September 30, 2015	stock	capital	earnings	income, net	Total
			(As restated)		(As restated)
Balance at December 31, 2014	$95,980	$35,869,195	$40,868,919 (a)	$3,168,482	$80,002,576 (a)

Net income			3,115,588		3,115,588

Other comprehensive income, net				78,304	78,304

Vesting of restricted stock awards, net	35	(989)			(954)

Retirement of common shares	(1,123)		(908,049)		(909,172)

Stock based compensation expense		52,727			52,727

Dividends			(715,778)		(715,778)

Balance at September 30, 2015	$94,892	$35,920,933	$42,360,680	$3,246,786	$81,623,291

					Accumulated
		Additional			other
	Common	paid-in	Retained		comprehensive
Nine Months Ended September 30, 2014	stock	capital	earnings		income, net	Total
			(As restated)			(As restated)
Balance at December 31, 2013	$96,539	$35,809,397	$38,198,363	(a)	$102,881	$74,207,180	(a)

Net income			3,939,992	(a)		3,939,992	(a)

Other comprehensive income, net					2,908,854	2,908,854

Retirement of common shares	(559)		(456,515)			(457,074)

Stock based compensation expense		44,765				44,765

Dividends			(722,599)			(722,599)

Balance at September 30, 2014	$95,980	$35,854,162	$40,959,241	(a)	$3,011,735	$79,921,118	(a)

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
		(As restated)
Cash flows from operating activities:
Net income	$3,115,588	$3,939,992 (a)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	475,000	1,100,000
Depreciation	1,361,056	1,503,537
Amortization of intangibles	386,596	164,008
Accretion of discounts and premiums on securities, net	1,566,061	742,035
Loss on disposal of premises and equipment	-	1,821
Gain on sale of other real estate owned	(9,814)	(82,369)
Gain on sale of loans held for sale	(800,972)	(447,888)
Gain on sale of investment securities available for sale	(954,514)	(13,509)
Stock based compensation expense	52,727	44,765
Originations of loans held for sale, net	(23,177,279)	(16,805,469)
Proceeds from sale of loans held for sale	24,741,771	14,705,316
Other operating activities	(1,268,275)	1,418,409 (a)
Net cash provided by operating activities	5,487,945	6,270,648
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	37,712,331	787,500
Proceeds from principal repayments of mortgage-backed securities available for sale	17,431,329	10,890,995
Originations of loans held for investment, net of principal repayments	(88,054,764)	(24,669,972)
Proceeds from disposal of other real estate owned	1,924,976	2,672,248
Purchases of investment securities available for sale	(11,533,456)	(45,162,382)
Purchases of bank-owned life insurance	(381,537)	(3,897,503)
Purchases of FHLB stock	(1,592,800)	(1,445,200)
Purchase of premises and equipment	(829,347)	(2,239,903)
Net cash used in investing activities	(45,323,268)	(63,064,217)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(4,969,056)	16,344,499
Net increase in FHLB borrowings	33,000,000	37,500,000
Cash paid for dividends	(715,778)	(722,599)
Retirement of common shares	(909,172)	(457,074)
Vesting of restricted stock awards, net	(954)	-
Net cash provided by financing activities	26,405,040	52,664,826

Decrease in cash and cash equivalents	(13,430,283)	(4,128,743)
Cash and cash equivalents, beginning of period	56,116,677	24,235,315
Cash and cash equivalents, end of period	$42,686,394	$20,106,572

Supplemental disclosures:
Other real estate acquired in settlement of loans	$761,322	$1,412,093
Cash paid for interest	$2,221,151	$1,983,267

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015.

During the three months ended September 30, 2015, the Company identified historical errors related to its deferred tax asset and income tax receivable accounts as well as income tax expense.  As a result of the historical error, the Company has determined that its income tax expense associated with prior periods had been understated by a net amount of $434,000.  The Company assessed the impact of the errors on its prior period financial statements included in the December 31, 2014, Form 10-K and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements.  Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors in the current year would have been material for the fiscal year 2015.  For the periods prior to December 31, 2014, the cumulative net income tax expense understatement was $651,000.  Consequently, the Company has revised its prior period financial statements by adjusting ending retained earnings as of December 31, 2013, in the amount of $651,000.  During 2014 the Company overstated income tax expense by $217,000.  The Company has estimated the impact of this overstatement to be $76,000 and $209,000 for the three and nine month periods ending September 30, 2014.  As a result, the Company has adjusted income tax expense accordingly.

The financial statements as of September 30, 2014, and for the three and nine month periods then ended and as of December 31, 2014, included herein have been prepared in light of the cumulative revisions above.  The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

The impact of the above adjustments compared to amounts previously presented is as follows:

	December 31, 2014		September 30, 2014		December 31, 2013
	As filed	As restated	As filed	As restated	As filed	As restated
Consolidated Statement of Financial Condition
Income tax receivable	$2,594,376	$1,591,105
Prepaid expenses and other assets	$6,898,192	$7,467,178	$6,816,223	$6,374,657	$9,599,143	$8,948,180
Total assets	$885,864,932	$885,430,647	$734,666,220	$734,224,654	$674,721,943	$674,070,980
Retained earnings	$41,303,204	$40,868,919	$41,400,807	$40,959,241	$38,849,326	$38,198,363
Total stockholders' equity	$80,436,861	$80,002,576	$80,362,684	$79,921,118	$74,858,143	$74,207,180

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2014	2014	2014
Consolidated Statement of Operations	As filed	As restated	As filed	As restated
Income tax expense	$565,368	$489,347	$1,525,293	$1,315,896
Net income	$1,342,760	$1,418,781	$3,730,595	$3,939,992
Basic earnings per share	$0.14	$0.15	$0.39	$0.41
Diluted earnings per share	$0.14	$0.15	$0.39	$0.41

2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 are based on the weighted average shares of common stock outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company’s stock-based compensation plans. For the three and nine months ended September 30, 2015 and 2014, there were 20,058 and 19,905 stock options and 17,997 and 18,488 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income (loss) includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the nine months ended September 30, 2015 and 2014:

3. Comprehensive Income and Accumulated Other Comprehensive Income. (Continued)

	Unrealized Holding Gains on Investment Securities Available- For-Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In thousands)
Nine Months Ended September 30, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive income (loss) before reclassifications	849	(93)	756
Amounts reclassified from AOCI	(677)	-	(677)
Net current period other comprehensive income (loss)	172	(93)	79
Balance at September 30, 2015	$3,594	$(347)	$3,247

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$125	$(22)	$103
Other comprehensive income (loss) before reclassifications	3,052	(135)	2,917
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	3,044	(135)	2,909
Balance at September 30, 2014	$3,169	$(157)	$3,012

4. Investment Securities. The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,866	$907	$-	$31,773
Mortgage-backed securities	132,856	4,075	24	136,907
Municipal securities	50,044	1,190	115	51,119
Corporate bonds	28,790	12	249	28,553
Total	$242,556	$6,184	$388	$248,352

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available for sale:	Cost	Gains	Losses	Value
	(In thousands)
Government agencies	$30,911	$397	$76	$31,232
Mortgage-backed securities	170,443	4,384	547	174,280
Municipal securities	54,014	1,797	109	55,702
Corporate bonds	31,411	36	362	31,085
Total	$286,779	$6,614	$1,094	$292,299

September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$508	$6	$-	$514

December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity:	Cost	Gains	Losses	Value
(In thousands)
Government agencies	$507	$5	$-	$512

4. Investment Securities (Continued)

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at September 30, 2015 and December 31, 2014. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	4,099	15	2,747	9	6,846	24
Municipal securities	12,220	75	1,385	40	13,605	115
Corporate bonds	13,698	88	9,343	161	23,041	249
Total	$30,017	$178	$13,475	$210	$43,492	$388

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government agencies	$11,790	$76	$-	$-	$11,790	$76
Mortgage-backed securities	61,106	527	3,093	20	64,199	547
Municipal securities	5,469	99	904	10	6,373	109
Corporate bonds	21,670	256	3,894	106	25,564	362
Total	$100,035	$958	$7,891	$136	$107,926	$1,094

The following table summarizes the amortized cost and fair values of the investment securities portfolio at September 30, 2015, by expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$11,785	$19,081	$-
Fair value	-	12,024	19,749	-
Mortgage-backed securities
Amortized cost	744	83,735	27,804	20,573
Fair value	778	85,703	28,318	22,108
Municipal securities
Amortized cost	1,919	21,962	19,072	7,091
Fair value	1,927	22,462	19,579	7,151
Corporate bonds
Amortized cost	-	18,792	9,998	-
Fair value	-	18,695	9,858	-
Total Amortized cost	$2,663	$136,274	$75,955	$27,664
Total Fair value	$2,705	$138,884	$77,504	$29,259

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years
	(In thousands)
Securities held to maturity:
Government agencies
Amortized cost	$-	$508	$-	$-
Fair value	-	514	-	-
Total Amortized cost	$-	$508	$-	$-
Total Fair value	$-	$514	$-	$-

4. Investment Securities (Continued)

Federal Home Loan Bank agency bonds with an amortized cost of $11.4 million and $9.7 million were pledged as collateral for public deposits at September 30, 2015 and December 31, 2014, respectively. In addition, a government agency bond with an amortized cost of $507,000 was pledged as collateral on a forward starting interest rate swap transaction at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, the investment securities portfolio included 50 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	September 30, 2015
	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Texas	$5,751	$6,011
Pennsylvania	6,471	6,571
California	3,596	3,596
North Carolina	1,843	1,873
New York	3,932	4,047
South Carolina	3,363	3,421
Other (9 states)	11,026	11,201
Total general obligation bonds	35,982	36,720
Revenue bonds:
North Carolina	4,923	5,145
New York	7,329	7,366
Pennsylvania	1,810	1,888
Total revenue bonds	14,062	14,399
Total obligations of state and political subdivisions	$50,044	$51,119

The largest exposure in general obligation bonds is issued by King County, Washington, with a total amortized cost basis of $2.4 million and total fair value of $2.3 million at September 30, 2015.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	September 30, 2015
	Amortized Cost	Fair Value
	(dollars in thousands)
Revenue bonds by revenue source:
Refunding bonds	$1,123	$1,231
University and college	2,911	2,923
Public improvements	3,779	3,849
Pension funding	1,809	1,888
Other	4,440	4,508
Total revenue bonds	$14,062	$14,399

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of September 30, 2015, this issue had an amortized cost and fair value of $1.9 million.

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

4. Investment Securities (Continued)

In addition to the pre-purchase analysis performed on securities acquired, we perform ongoing monitoring of our corporate and municipal bond holdings. This monitoring includes staying abreast of material events that may impact the Bank’s ability to be repaid all principal and interest from an issuer in a timely manner. Given the recent disruptions to the oil and gas industry and our municipal holdings in Texas, we expanded the scope of our surveillance to municipalities in Texas. In addition to monitoring for material events, such as changes in NRSRO grades, we track the West Texas Intermediate (WTI) Crude Oil prices, both current and futures. Given the current depressed price, coupled with future expectations of WTI, the Bank thought it prudent to exit certain Texas municipal bond positions during the third quarter of 2015. Other investments in Texas municipalities, with solid credit support, remain in the Bank’s portfolio. We will continue to monitor these residual positions.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at September 30, 2015 and December 31, 2014, the Bank marked these mortgage loans to fair value. Mortgage loans held for sale at September 30, 2015 and December 31, 2014, had estimated fair values of $4.0 million and $4.8 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The Bank had mortgage loan forward sales commitments with notional amounts outstanding of $6.5 million and $4.1 million at September 30, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment. Loans held for investment at September 30, 2015 and December 31, 2014 are listed below:

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$67,143	11.8%	$64,647	13.4%
Residential construction	4,306	0.7	1,382	0.3
Residential lots and raw land	162	0.1	828	0.2
Total mortgage loans	71,611	12.6	66,857	13.9

Commercial loans and leases:
Commercial real estate	316,160	55.6	255,800	53.2
Commercial construction	40,755	7.2	27,646	5.7
Commercial lots and raw land	25,602	4.5	27,502	5.7
Commercial and industrial	37,820	6.7	28,379	5.9
Lease receivables	14,438	2.5	12,392	2.6
Total commercial loans and leases	434,775	76.5	351,719	73.1

Consumer loans:
Consumer real estate	16,949	3	18,863	3.9
Consumer construction	321	0.1	1,412	0.3
Consumer lots and raw land	10,004	1.8	10,430	2.2
Home equity lines of credit	28,516	5	28,059	5.8
Consumer other	5,978	1	3,932	0.8
Total consumer loans	61,768	10.9	62,696	13

Gross loans held for investment	568,154	100%	481,272	100%

Less deferred loan origination fees, net	849		836
Less allowance for loan and lease losses	7,570		7,520

Net loans held for investment	$559,735		$472,916

6. Loans Held for Investment (Continued)

The Bank has pledged eligible real estate loans as collateral for potential borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $206.3 million at September 30, 2015, compared to $138.1 million at December 31, 2014. At September 30, 2015, the Bank has also pledged eligible loans as collateral to the Federal Reserve Bank of Richmond (“FRB”) in the amount of $102.6 million, compared to $81.3 million at December 31, 2014, for potential access to the FRB Discount Window.

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$767	$727
Residential lots and raw land	1	11
Commercial real estate	548	554
Commercial lots and raw land	-	32
Lease receivables	95	69
Consumer real estate	271	214
Consumer lots and raw land	26	124
Home equity lines of credit	52	61
Consumer other	3	6
Total Non-TDR loans accounted for on a non-accrual status	$1,763	$1,798

TDR loans accounted for on a non-accrual status:
Past Due TDRs:
Commercial real estate	$301	$1,182
Consumer real estate	163	51
Total Past Due TDRs on a non-accrual status	464	1,233

Current TDRs:
Residential real estate	815	834
Commercial real estate	434	127
Commercial construction	-	-
Commercial lots and raw land	-	1,046
Total Current TDRs	1,249	2,007
Total TDR loans accounted for on a non-accrual basis	$1,713	$3,240
Total non-accrual loans	$3,476	$5,038
Percentage of total loans held for investment, net	0.6%	1.1%
Loans over 90 days past due and still accruing	183	389
Other real estate owned	$6,506	$7,756
Total non-performing assets	$10,165	$13,183

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $90,335 and $109,598 at September 30, 2015 and December 31, 2014, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of September 30, 2015 and December 31, 2014:

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
September 30, 2015
Residential real estate	$-	$191	$626	$817	$66,326	$67,143	$43
Residential construction	-	-	-	-	4,306	4,306	-
Residential lots and raw land	-	-	-	-	162	162	-
Commercial real estate	1,038	842	370	2,250	313,910	316,160	140
Commercial construction	106	-	-	106	40,649	40,755	-
Commercial lots and raw land	56	3	-	59	25,543	25,602	-
Commercial and industrial	92	-	-	92	37,728	37,820	-
Lease receivables	-	-	95	95	14,343	14,438	-
Consumer real estate	462	95	339	896	16,053	16,949	-
Consumer construction	-	-	-	-	321	321	-
Consumer lots and raw land	117	-	26	143	9,861	10,004	-
Home equity lines of credit	196	-	38	234	28,282	28,516	-
Consumer other	-	5	1	6	5,972	5,978	-
Total	$2,067	$1,136	$1,495	$4,698	$563,456	$568,154	$183

Past due loans held for investment:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Over 90 Days and Accruing
	(In thousands)
December 31, 2014
Residential real estate	$1,553	$361	$944	$2,858	$61,789	$64,647	$389
Residential construction	-	-	-	-	1,382	1,382	-
Residential lots and raw land	-	2	9	11	817	828	-
Commercial real estate	1,099	444	1,182	2,725	253,075	255,800	-
Commercial construction	-	-	-	-	27,646	27,646	-
Commercial lots and raw land	307	39	32	378	27,124	27,502	-
Commercial and industrial	63	-	-	63	28,316	28,379	-
Lease receivables	-	-	69	69	12,323	12,392	-
Consumer real estate	501	164	149	814	18,049	18,863	-
Consumer construction	-	-	-	-	1,412	1,412	-
Consumer lots and raw land	-	21	124	145	10,285	10,430	-
Home equity lines of credit	45	30	46	121	27,938	28,059	-
Consumer other	12	-	6	18	3,914	3,932	-
Total	$3,580	$1,061	$2,561	$7,202	$474,070	$481,272	$389

The following table presents information on loans that were considered impaired as of September 30, 2015 and December 31, 2014. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At September 30, 2015, impaired loans included $2.6 million of TDRs, compared to $4.6 million at December 31, 2014.

6. Loans Held for Investment (Continued)

		Contractual		YTD Average	Interest Income
Impaired Loans	Recorded	Unpaid Principal	Related	Recorded	Recognized on
September 30, 2015	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,095	$1,392	$-	$1,203	$47
Commercial real estate	9,875	9,916	-	11,224	432
Commercial construction	448	448	-	237	9
Commercial lots and raw land	2,683	2,683	-	2,801	108
Commercial and industrial	43	43	-	45	2
Consumer real estate	323	335	-	296	13
Consumer lots and raw land	53	53	-	56	2
Home equity lines of credit	46	47	-	58	1
Consumer other	43	43	-	45	2
Subtotal:	14,609	14,960	-	15,965	616

With an allowance recorded:
Commercial real estate	1,365	1,367	372	1,588	65
Commercial and industrial	21	21	21	73	1
Consumer real estate	79	79	31	105	2
Consumer lots and raw land	612	612	107	593	23
Subtotal:	2,077	2,079	531	2,359	91

Totals:
Mortgage	1,095	1,392	-	1,203	47
Commercial	14,435	14,478	393	15,968	617
Consumer	1,156	1,169	138	1,153	43
Grand Total:	$16,686	$17,039	$531	$18,324	$707

		Contractual		YTD Average	Interest Income
Impaired Loans	Recorded	Unpaid Principal	Related	Recorded	Recognized on
December 31, 2014	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,505	$1,802	$-	$1,268	$74
Commercial real estate	12,331	12,361	-	13,851	721
Commercial construction	103	103	-	1,793	5
Commercial lots and raw land	2,951	2,958	-	3,623	159
Commercial and industrial	46	46	-	48	2
Consumer real estate	192	192	-	258	6
Consumer lots and raw land	59	59	-	477	4
Home equity lines of credit	58	58	-	46	3
Consumer other	46	46	-	76	2
Subtotal:	17,291	17,625	-	21,440	976

With an allowance recorded:
Residential real estate	235	235	185	47	11
Commercial real estate	1,530	1,569	167	2,638	74
Commercial lots and raw land	416	418	251	152	29
Consumer real estate	132	132	19	139	6
Consumer lots and raw land	643	643	165	584	31
Home equity lines of credit	25	25	5	15	-
Subtotal:	2,981	3,022	792	3,575	151

Totals:
Mortgage	1,740	2,037	185	1,315	85
Commercial	17,377	17,455	418	22,105	990
Consumer	1,155	1,155	189	1,595	52
Grand Total:	$20,272	$20,647	$792	$25,015	$1,127

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Commercial	Commercial	Commercial Lots	Commercial
Commercial Credit Exposure by Assigned Risk Grade	Real Estate	Construction	and Raw Land	and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,854	507	59	1,960
3-Average	92,079	14,547	1,628	5,243
4-Acceptable	192,853	24,030	16,547	26,916
5-Watch	12,136	707	3,308	1,601
6-Special Mention	7,387	517	2,357	60
7-Substandard	8,851	447	1,703	2,040
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$316,160	$40,755	$25,602	$37,820

6. Loans Held for Investment (Continued)

September 30, 2015
	Consumer	Consumer	Consumer Lots	Home Equity	Consumer
Consumer Credit Exposure by Assigned Risk Grade	Real Estate	Construction	and Raw Land	Lines of Credit	Other
	(In thousands)
Pass	$15,874	$321	$9,645	$28,335	$5,900
6-Special Mention	641	-	280	64	27
7-Substandard	434	-	79	117	51
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,949	$321	$10,004	$28,516	$5,978

September 30, 2015
Mortgage and Lease Receivable Credit Exposure by	Residential	Residential	Residential Lots	Lease
Assigned Risk Grade	Real Estate	Construction	and Raw Land	Receivables
	(In thousands)
Pass	$64,745	$4,306	$161	$14,343
6-Special Mention	799	-	-	-
7-Substandard	1,599	-	1	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,143	$4,306	$162	$14,438

December 31, 2014
	Commercial	Commercial	Commercial Lots	Commercial
Commercial Credit Exposure by Assigned Risk Grade	Real Estate	Construction	and Raw Land	and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,030	778	24	955
3-Average	53,699	5,681	1,560	5,264
4-Acceptable	166,639	17,701	16,601	19,562
5-Watch	16,117	2,641	3,948	458
6-Special Mention	7,195	515	3,201	2,051
7-Substandard	10,120	330	2,168	89
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$255,800	$27,646	$27,502	$28,379

December 31, 2014
	Consumer	Consumer	Consumer Lots	Home Equity	Consumer
Consumer Credit Exposure by Assigned Risk Grade	Real Estate	Construction	and Raw Land	Lines of Credit	Other
	(In thousands)
Pass	$17,796	$1,412	$9,958	$27,828	$3,866
6-Special Mention	636	-	288	60	4
7-Substandard	431	-	184	171	62
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,863	$1,412	$10,430	$28,059	$3,932

December 31, 2014
Mortgage and Lease Receivable Credit Exposure by	Residential	Residential	Residential Lots	Lease
Assigned Risk Grade	Real Estate	Construction	and Raw Land	Receivables
	(In thousands)
Pass	$61,779	$1,382	$817	$12,323
6-Special Mention	684	-	-	-
7-Substandard	2,095	-	11	69
8-Doubtful	89	-	-	-
9-Loss	-	-	-	-
Total	$64,647	$1,382	$828	$12,392

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the nine months ended September 30, 2015 and 2014:

	September 30, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$982	$(108)	$-	$33	$907	$66,048
Residential construction	17	-	-	33	50	4,306
Residential lots and raw land	11	-	-	(9)	2	162
Commercial real estate	3,516	(3)	42	184	3,739	304,920
Commercial construction	375	-	-	103	478	40,307
Commercial lots and raw land	377	-	-	(67)	310	22,919
Commercial and industrial	400	-	1	254	655	37,756
Lease receivables	172	-	-	(12)	160	14,438
Consumer real estate	250	-	15	(77)	188	16,547
Consumer construction	19	-	-	(15)	4	321
Consumer lots and raw land	152	-	-	(20)	132	9,339
Home equity lines of credit	405	-	1	(61)	345	28,470
Consumer other	52	(10)	93	(66)	69	5,935
Total	6,728	(121)	152	280	7,039	551,468
Individually evaluated for impairment:
Residential real estate	185	(185)	1	(1)	-	1,095
Commercial real estate	167	(157)	24	338	372	11,240
Commercial construction	-	-	-	-	-	448
Commercial lots and raw land	251	(33)	-	(218)	-	2,683
Commercial and industrial	-	-	-	21	21	64
Consumer real estate	19	(33)	-	45	31	402
Consumer lots and raw land	165	(85)	8	19	107	665
Home equity lines of credit	5	-	4	(9)	-	46
Consumer other	-	-	-	-	-	43
Total	792	(493)	37	195	531	16,686
Grand Total	$7,520	$(614)	$189	$475	7,570	$568,154

7. Allowance for Loan and Lease Losses (Continued)

	September 30, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$903	$(34)	$-	$67	$936	$64,835
Residential construction	17	-	-	3	20	1,416
Residential lots and raw land	13	-	-	(1)	12	878
Commercial real estate	3,647	(174)	26	260	3,759	232,499
Commercial construction	343	-	1	92	436	29,753
Commercial lots and raw land	415	-	-	(20)	395	23,390
Commercial and Industrial	430	(3)	9	(66)	370	24,778
Lease receivables	113	(1)	-	49	161	12,054
Consumer real estate	316	-	27	(83)	260	18,660
Consumer construction	23	-	-	(3)	20	1,381
Consumer lots and raw land	203	(232)	-	181	152	9,746
Home equity lines of credit	463	(12)	7	(39)	419	27,381
Consumer other	60	(11)	18	(16)	51	3,408
Total	6,946	(467)	88	424	6,991	450,179
Individually evaluated for impairment:
Residential real estate	-	-	-	-	-	1,124
Commercial real estate	510	(564)	5	217	168	17,431
Commercial construction	-	-	1	(1)	-	169
Commercial lots and raw land	-	(104)	-	328	224	3,637
Commercial and Industrial	23	(49)	-	26	-	47
Consumer real estate	25	(54)	-	48	19	499
Consumer lots and raw land	105	(28)	-	20	97	700
Home equity lines of credit	-	(1)	5	1	5	54
Consumer other	-	(37)	-	37	-	47
Total	663	(837)	11	676	513	23,708
Grand Total	$7,609	$(1,304)	$99	$1,100	$7,504	$473,887

8. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2015 and December 31, 2014, segregated by class of financing receivables:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing TDR loans accounted for on an accrual basis:
Commercial real estate	$776	$1,132
Commercial and industrial	6	9
Consumer real estate	-	165
Consumer lots and raw land	110	60
Consumer other	5	56
Total performing TDR loans accounted for on an accrual basis	$897	$1,422
Percentage of total loans, net	0.2%	0.3%

The following table presents a roll forward of performing and non-performing TDR loans for the nine months ended September 30, 2015:

Performing TDRs September 30, 2015	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (3)	Ending Balance
	(In thousands)
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(8)	(351)	782
Consumer	281	-	-	(166)	115
Total	$1,422	$-	$(8)	$(517)	$897

8. Troubled Debt Restructurings (Continued)

Non-Performing TDRs September 30, 2015	Beginning Balance	Additions (1)	Charge- Offs (2)	Other (4)	Ending Balance
	(In thousands)
Residential mortgage	$834	$-	$-	$(19)	$815
Commercial	2,355	-	(152)	(1,468)	735
Consumer	51	-	(33)	145	163
Total	$3,240	$-	$(185)	$(1,342)	$1,713

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

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

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
	(In thousands)
Note A Structure
Commercial real estate (1)	$271	$275
Note B Structure
Commercial real estate (2)	$174	$174
Reduction of interest income (3)	$7	$2

8. Troubled Debt Restructurings (Continued)

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the nine months ended September 30, 2015 and 2014, as a result of multiple note restructures.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the nine months ended September 30, 2015 and 2014:

	Beginning			Fair Value	End
	of Period	Additions	Sales, net	Adjustments	of Period
	(In thousands)
September 30, 2015
OREO	$7,756	$761	$(1,915)	$(96)	$6,506

September 30, 2014
OREO	$9,354	$1,412	$(2,590)	$(73)	$8,103

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

Level 1: inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. The types of assets carried at Level 1 fair value generally include investments such as U.S. Treasury and U.S. government agency securities.

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

10. Fair Value Measurement (Continued)

The following table presents assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/15	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,773	$31,773	$-	$-
Mortgage-backed securities	136,907	-	136,907	-
Municipal securities	51,119	-	51,119	-
Corporate bonds	28,553	-	28,553	-
Mortgage loans held for sale	4,029	-	4,029	-
Bank-owned life insurance	15,507	-	15,507	-
Interest rate swap	(553)	-	(553)	-
Total September 30, 2015	$267,335	$31,773	$235,562	$-

Description	12/31/14	Level 1	Level 2	Level 3
Securities available for sale:
Government securities	$31,232	$31,232	$-	$-
Mortgage-backed securities	174,280	-	174,280	-
Municipal securities	55,702	-	55,702	-
Corporate bonds	31,085	-	31,085	-
Mortgage loans held for sale	4,793	-	4,793	-
Bank-owned life insurance	15,125	-	15,125	-
Interest rate swap	(405)	-	(405)	-
Total December 31, 2014	$311,812	$31,232	$280,580	$-

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs-Other	Significant Unobservable Inputs
	(In thousands)
Description	9/30/15	Level 1	Level 2	Level 3
Impaired loans, net	$16,155	$-	$-	$16,155
Other real estate owned	6,506	-	-	6,506
Total September 30, 2015	$22,661	$-	$-	$22,661

Description	12/31/14	Level 1	Level 2	Level 3
Impaired loans, net	$19,480	$-	$-	$19,480
Other real estate owned	7,756	-	-	7,756
Total December 31, 2014	$27,236	$-	$-	$27,236

Impaired loans at September 30, 2015 and December 31, 2014 includes $14.6 million and $17.3 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Company classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $9,981 and $95,639, respectively, were made to OREO during the three and nine months ended September 30, 2015, compared to fair value adjustments of $62,100 and $73,300 made to OREO during the three and nine months ended September 30, 2014, respectively.

Net gains (losses) realized on sales of OREO included in earnings for the three and nine months ended September 30, 2015 and 2014, respectively, are reported in other revenues as follows:

	Three Months Ended 9/30/15	Three Months Ended 9/30/14	Nine months Ended 9/30/15	Nine months Ended 9/30/14
Net gain (loss) on sales of OREO	$(63,402)	$8,949	$9,814	$82,369

No liabilities were measured at fair value on a recurring or non-recurring basis at September 30, 2015 or December 31, 2014.

11. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and the fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at September 30, 2015 and December 31, 2014:

	Level in	September 30, 2015		December 31, 2014
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$17,826	$17,826	$23,281	$23,281
Interest-bearing deposits in other banks	Level 1	24,861	24,861	32,836	32,836
Securities available for sale	Level 1	31,773	31,773	31,232	31,232
Securities available for sale	Level 2	216,579	216,579	261,067	261,067
Securities held to maturity	Level 2	514	508	512	507
Loans held for sale	Level 2	4,029	4,029	4,793	4,793
Loans and leases HFI, net, less impaired loans	Level 2	547,768	543,580	460,062	453,436
Stock in FHLB of Atlanta	Level 2	2,199	2,199	607	607
Accrued interest receivable	Level 2	2,678	2,678	2,852	2,852
Interest rate swap	Level 2	(553)	(553)	(405)	(405)
Bank-owned life insurance	Level 2	15,507	15,507	15,125	15,125
Impaired loans HFI, net	Level 3	16,155	16,155	19,480	19,480
Mortgage servicing rights	Level 3	2,258	1,229	2,347	1,178

Financial liabilities:
Deposits	Level 2	$783,428	$783,311	$788,488	788,280
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of September 30, 2015 and December 31, 2014:

	9/30/15	12/31/14
	(In thousands)
Demand accounts:
Non-interest bearing checking	$157,609	$147,544
Interest bearing checking	167,673	180,558
Money market	68,443	87,914
Savings accounts	133,570	117,933
Certificate accounts	256,016	254,331
Total deposits	$783,311	$788,280

At September 30, 2015, the scheduled maturities of certificate accounts were as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$24,282	$12,497	$36,779
Over three months through one year	54,541	48,756	103,297
Over one year through three years	53,931	43,713	97,644
Over three years to five years	12,497	5,799	18,296
Total time deposits	$145,251	$110,765	$256,016

The aggregate amount of time deposits with balances of $100,000 or more was $110,764,798 and $111,523,043 at September 30, 2015 and December 31, 2014, respectively.

13. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2015. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2015, the 1997 Plan had 30,750 granted unexercised stock option shares. At September 30, 2015, the 2008 Plan includes 139,250 granted unexercised stock option shares, 10,425 granted nonvested restricted stock award shares and 804,850 shares available to be granted.

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

A summary of option activity under the Plans as of September 30, 2015 and 2014, and changes during the nine month periods ended September 30, 2015 and 2014 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended September 30, 2015:
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(6,000)	7.13
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at September 30, 2015	170,000	10.99	$184,015
Vested and Exercisable at September 30, 2015	112,100	$13.24	$102,180

Period Ended September 30, 2014:
Outstanding at December 31, 2013	160,375	$11.84
Granted	19,000	8.34
Forfeited	(2,250)	6.52
Expired	(6,375)	16.41
Exercised	-	-
Outstanding at September 30, 2014	170,750	11.35	$205,710
Vested and Exercisable at September 30, 2014	106,950	$14.45	$77,486

The following weighted-average assumptions were used for grants awarded in the nine months ended September 30, 2015 and 2014:

	Nine Months Ended 9/30/15	Nine Months Ended 9/30/14
Dividend growth rate	1.0%	1.0%
Expected volatility	96.9%	53.0%
Average risk-free interest rate	1.5%	1.9%
Expected lives - years	7	6

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2015, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	101,250	7.08	$6.17	43,350	$5.58
$10.01 – 17.00	27,000	3.95	11.01	27,000	11.01
$17.01 – 26.00	32,250	2.29	21.03	32,250	21.03
$26.01 – 34.00	9,500	.94	28.14	9,500	28.14
	170,000	5.33	$10.99	112,100	$13.24

13. Stock-Based Compensation (Continued)

A summary of nonvested option shares as of September 30, 2015 and 2014, and vesting changes during the nine months ended September 30, 2015 and 2014, is presented below:

	Shares	Price
Period Ended September 30, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(4,400)	7.19
Vested	(14,400)	5.74
Nonvested at September 30, 2015	57,900	$6.61

Period Ended September 30, 2014:
Nonvested at December 31, 2013	58,750	$5.38
Granted	19,000	8.34
Forfeited	(2,250)	6.52
Vested	(11,700)	5.73
Nonvested at September 30, 2014	63,800	$6.16

There were no income tax benefits realized from the exercise of stock options for the three and nine months ended September 30, 2015 or 2014, as no options were exercised during the respective periods.

Total compensation expense charged to income for stock options was $9,762 and $30,938, respectively, for the three and nine months ended September 30, 2015, compared to compensation expense of $8,784 and $25,397, respectively, for the three and nine months ended September 30, 2014. As of September 30, 2015, total unrecognized compensation cost on granted unexercised shares was $151,186, and is expected to be recognized during the next 4.5 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the nine months ended September 30, 2015 and 2014, none and 13,900 restricted stock awards, respectively, were granted with a four year vesting period. Total compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2015 was $7,263 and $21,789, respectively, compared to $7,263 and $19,365, respectively, for the three and nine months ended September 30, 2014. As of September 30, 2015, there was $67,785 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 2.5 years. A summary of nonvested restricted stock awards as of September 30, 2015 and 2014, and vesting changes during the respective three month periods is presented below:

	Shares	Price
Period Ended September 30, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at September 30, 2015	10,425	$8.36

Period Ended September 30, 2014:
Nonvested at December 31, 2013	-	$-
Granted	13,900	8.36
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2014	13,900	$8.36

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended 9/30/15	Three Months Ended 9/30/14	Nine Months Ended 9/30/15	Nine Months Ended 9/30/14
Decrease net income before income taxes	$17,025	$16,047	$52,727	$44,765
Decrease net income	$17,025	$16,047	$52,727	$44,765
Decrease basic earnings per share	$0.00	$0.00	$0.00	$0.00
Decrease diluted earnings per share	$0.00	$0.00	$0.00	$0.00

14. Goodwill and Other Intangibles.

The following table presents activity for goodwill and other intangible assets for the nine months ended September 30, 2015 and 2014, respectively:

	Goodwill	Other Intangibles	Total
Nine Months Ended September 30, 2015:
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	—	(215,546)	(215,546)
Balance at September 30, 2015	$4,218,576	$1,967,363	$6,185,939

Nine Months Ended September 30, 2014:
Balance at December 31, 2013	$4,218,576	$7,860	$4,226,436
Amortization	—	(7,860)	(7,860)
Balance at September 30, 2014	$4,218,576	$—	$4,218,576

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at September 30, 2015 and December 31, 2014:

Other Intangibles
Gross carrying amount at December 31, 2013 (1)	$287,832
Accumulated amortization	(279,972)
Net book value at December 31, 2013	7,860
Amortization	(7,860)
Acquisitions (2)	2,182,909
Net book value at December 31, 2014	2,182,909
Accumulated amortization	(215,546)
Net book value at September 30, 2015	$1,967,363

(1)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(2)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2014, the remaining life of the CDI was 10 years.

2015	$71,848
2016	284,327
2017	241,678
2018	223,002
2019	223,002
Thereafter	923,506
Total	$1,967,363

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of September 30, 2015, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning January 1, 2015, banks became subject to new Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, Common Equity Tier 1 Risk-Based Capital Ratio, is now measured and monitored. For the Bank and given its capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of September 30, 2015, and December 31, 2014, are listed below:

	September 30, 2015		December 31, 2014
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$85,084	13.7%	$82,670	14.6%
Common Equity Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	77,298	12.5	—	—
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	77,298	12.5	75,568	13.3
Tier 1 Leverage Capital Ratio (to Average Assets)	77,298	8.7	75,568	9.7

16. Junior Subordinated Debentures.

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

Consolidated debt obligations as of September 30, 2015 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this ASU is to simplify income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by removing the concept of extraordinary items from consideration. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this ASU is to simplify the presentation of debt issuance costs. The amendments in this ASU would require that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of debt liability, consistent with debt discounts and premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this ASU. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes in the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Deferral of Effective Date. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities. The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded. For public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2015, and December 31, 2014. Total assets increased to $913.4 million at September 30, 2015, from $885.9 million at December 31, 2014. Earning assets increased to $845.1 million at September 30, 2015 from $810.9 million at December 31, 2014. The ratio of earning assets to total assets was 92.5% at September 30, 2015, compared to 91.5% at December 31, 2014. The increase is attributable to a net increase in the volume of earning assets, resulting primarily from net growth in the loan and lease receivable portfolio, and partially offset by the sale of investment securities and a reduction in the level of cash on our balance sheet to help fund loan growth.

Interest-bearing deposits with banks declined to $24.9 million at September 30, 2015, from $32.8 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $248.9 million at September 30, 2015, from $292.8 million at December 31, 2014. During the nine months ended September 30, 2015, there were $11.5 million of purchases, $36.8 million of sales, $17.4 million of principal repayments, a $276,000 increase in unrealized holding gains, $1.0 million of net realized gains and $1.6 million of net accretion of premiums and discounts. In 2014 the Bank implemented a strategy to pre-invest a large portion of the anticipated proceeds from its 2014 branch acquisition transaction with Bank of America (“BOA”) into short and intermediate term investment securities until the funds could be converted to higher yielding assets. During the first nine months of 2015, the Bank sold $37.7 million of investment securities primarily to fund our loan portfolio growth and to exit certain municipal securities with exposure to the oil and gas industries. The Bank may also sell investment securities to manage sensitivity to future interest rate changes and/or to support funding needs. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for sale were $4.0 million at September 30, 2015, compared to $4.8 million at December 31, 2014, reflecting the net effect of current mortgage lending activity. During the nine months ended September 30, 2015, there were $24.7 million of loan sales, $23.2 million of loan originations net of principal payments and $801,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Loans serviced for others declined to $297.8 million at September 30, 2015, from $306.8 million at December 31, 2014, as principal repayments exceeded the volume of new loan sales. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $86.9 million during the current nine month period. This reflects the ninth consecutive quarter of net growth in loans and leases held for investment. As a result of this net growth, total loans and leases held for investment increased to $567.3 million at September 30, 2015, from $480.4 million at December 31, 2014. During the nine months ended September 30, 2015, there were $88.1 million of originations net of principal payments and $761,000 of transfers to other real estate owned.

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructured loans (“TDRs”) on nonaccrual status declined to $3.5 million at September 30, 2015, from $5.0 million at December 31, 2014. The decline in non-accrual loans results primarily from management’s resolution of nonaccrual loan relationships during the current period. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.6% at September 30, 2015, compared to 1.1% at December 31, 2014.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of interest, but not necessarily principal, is doubtful. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at September 30, 2015 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The ALLL was $7.6 million at September 30, 2015, compared to $7.5 million at December 31, 2014. During the nine months ended September 30, 2015, there were $475,000 of provisions for credit losses and $425,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.33% at September 30, 2015, compared to 1.57% and December 31, 2014. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $16.7 million of loans classified as impaired, net of $353,000 in write-downs at September 30, 2015, compared to $20.3 million classified as impaired, net of $375,000 in write-downs at December 31, 2014. At September 30, 2015 and December 31, 2014, the ALLL included $531,000 and $792,000 specifically provided for impaired loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other real estate owned (“OREO”) acquired from foreclosures declined to $6.5 million at September 30, 2015, from $7.8 million at December 31, 2014. During the nine months ended September 30, 2015, there were $1.9 million of disposals, $96,000 of valuation adjustments and $761,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 10. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $15.5 million at September 30, 2015, compared to $15.1 million at December 31, 2014, due to higher policy cash values. The investment returns from BOLI are used to recover a portion of the cost of providing benefit plans to our employees.

Goodwill related to prior period acquisitions was $4.2 million at September 30, 2015 and December 31, 2014, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The balance of the Company’s goodwill is tested for impairment annually, and the most recent annual impairment test resulted in no goodwill impairment. Identifiable intangible assets were $2.0 million at September 30, 2015, compared to $2.2 million at December 31, 2014, reflecting the core deposit intangible associated with the BOA branch acquisition transaction, which is being amortized over a ten year period. See “Note 14. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Prepaid expenses, other assets and income tax receivable decreased by $597,000 during the current nine month period to $8.5 million at September 30, 2015, from $9.1 million at December 31, 2014, primarily reflecting changes in our deferred tax assets. See “Note 1. Basis of Presentation” of “Notes to Consolidated Financial Statements (Unaudited)” and Noninterest Expense below for additional information.

Total deposits declined by $5.0 million to $783.3 million at September 30, 2015, from $788.3 million at December 31, 2014. Non-interest bearing accounts, savings accounts and certificates of deposit grew by $10.1 million, $15.6 million and $1.7 million, respectively, and were offset by decreases of $32.4 million in interest bearing demand balances. Certificates of deposits represent 32.7% of total deposits at September 30, 2015, compared to 32.3% at December 31, 2014. Non-interest bearing accounts increased to 20.1% of total deposits at September 30, 2015, from 18.7% at December 31, 2014. The Bank strives to manage the cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during the nine months ended September 30, 2015, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated internally to non-maturity deposits. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information.

There were $33.0 million of Federal Home Loan Bank (“FHLB”) borrowings outstanding at September 30, 2015, compared to none at December 31, 2014. During the first nine months of 2015, the Bank has used FHLB borrowings as a low cost source of funds to support the loan portfolio growth and the net decline in total deposits. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk.

There were $10.3 million of junior subordinated debentures outstanding at both September 30, 2015 and December 31, 2014. See “Note 16. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased to $81.6 million at September 30, 2015, from $80.0 million at December 31, 2014. This increase primarily reflects the $3.1 million of net income earned for the first nine months of 2015, net of a $78,000 increase in accumulated other comprehensive income primarily resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, $716,000 of cash dividends declared, and $909,000 used to acquire shares of the Company’s common stock pursuant to an announced repurchase program. The $78,000 increase in accumulated other comprehensive income reflects an increase in the mark-to-market of net unrealized gains in the available for sale investment securities portfolio, based on current market prices. See "Consolidated Statements of Changes in Stockholders' Equity", “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

There were 9,489,222 common shares outstanding at September 30, 2015, compared to 9,598,007 shares outstanding at December 31, 2014, reflecting the net effect of 3,359 shares issued pursuant to the vesting of restricted stock awards and 112,144 shares repurchased and retired through the stock repurchase program.

The tangible equity to assets ratio was 8.26% at September 30, 2015, compared to 8.31% at December 31, 2014. Despite the decline in tangible equity, our tangible book value per common share increased to $7.95 at September 30, 2015, from $7.67 at December 31, 2014, primarily as a result of our share repurchases.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of September 30, 2015, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position was categorized as well capitalized. There are no conditions or events since September 30, 2015 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Nine Months Ended September 30, 2015 and 2014.

General. For the three months ended September 30, 2015, net income was $1,237,000, or $0.13 per diluted common share, compared to net income of $1,419,000, or $0.14 per diluted common share earned for the three month period ended September 30, 2014. The change in our operating results between the reporting periods is primarily due to increases in net interest income and non-interest income, while being offset by an increase in non-interest expenses. The increase in net interest income reflects the impact of strong earning asset growth over the past twelve months, coupled with enhanced fee income from deposit service offerings as the benefits of the branch acquisition transaction with BOA in the fourth quarter of 2014 are being realized. Non-interest expenses in the current quarter exceeded that of the same quarter one year ago due primarily to infrastructure added in association with the branches acquired from BOA.

Net income for the nine months ended September 30, 2015 was $3,116,000, or $0.33 per diluted common share, compared to net income of $3,940,000, or $0.41 per diluted common share earned in the nine months ended September 30, 2014. Earnings for the current nine month period were positively impacted by increases in net interest income and non-interest income, as well as lower loan loss provisions. During this same period, non-interest expenses have increased with growth of our franchise and supporting infrastructure. In addition, during the first nine-months of 2015, the Bank incurred $425,000 of one-time, pre-tax transaction expenses associated with the nine newly acquired branch offices from BOA.

Interest Income. Interest income increased to $8.2 million and $23.9 million for the three and nine months ended September 30, 2015, from $7.3 million and $21.6 million for the comparative 2014 three and nine month periods. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, and partially offset by a decline in yields on earning assets. Average earning assets for the three and nine month period ended September 30, 2015 increased to $828.5 million and $810.8 million, from $654.7 million and $640.8 million for the comparative period ended September 30, 2014.

Interest Expense. Interest expense increased to $794,000 and $2.2 million for the three and nine months ended September 30, 2014, from $716,000 and $2.0 million for the comparative 2014 three and nine month periods. Interest expense was primarily impacted by increased interest expense on deposits and junior subordinated debentures, while being partially offset by a reduction in interest paid on borrowings between the comparative reporting periods. Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in the event of a rising rate environment.

The cost of average interest-bearing liabilities improved to 0.48% and 0.46% for the three and nine months ended September 30, 2015, from 0.53% and 0.51% for the comparative 2014 three and nine month periods. The Bank has managed its cost of interest-bearing liabilities by a combination of growth in lower cost non-maturity deposits, pricing new CDs and repricing maturing CDs in the lower interest rate environment, while being partially offset by additional cost of the junior subordinated debentures hedging strategy noted above. Although a portion of higher priced maturing longer-term CDs left the Bank, the residual renewed into lower priced CDs or migrated to non-maturity deposit products within the Bank.

Average interest-bearing liabilities increased to $654.5 million and $645.6 million for the three and nine months ended September 30, 2015, from $536.1 million and $522.0 million for the comparable 2014 three and nine month periods. Average noninterest-bearing demand deposits increased to $162.4 million and $154.9 million for the three and nine months ended September 30, 2015, from $96.6 million and $96.0 million for the comparable 2014 three and nine month periods. These combined increases are also primarily related to the impact of the BOA branch acquisition.

Net Interest Income. Net interest income for the three and nine months ended September 30, 2015 increased to $7.4 million and $21.7 million, from $6.6 million and $19.6 million for the comparative 2014 three and nine month periods. The tax equivalent net interest margin declined to 3.63% and 3.64% for the three and nine months ended September 30, 2015, from 4.09% and 4.16% for the three and nine months ended September 30, 2014.

The Company’s margin has declined when compared to prior year periods due to a change in the mix of our earning assets coupled with reduced yields on loans and investment; however, the overall level of net interest income has increased. The change in our earning asset mix is due to an increase in bond portfolio holdings in the later portion of 2014 using the funds received from our branch acquisition transaction with BOA. A significant portion of these investments are shorter in duration and therefore have lower yields to provide additional cash flow to support future loan portfolio growth. In addition, we have experienced lower yields on our loan portfolio due to the current historically low rate environment coupled with strong competition for quality credit customers. While our yields are below historical levels, our efforts to increase our overall base of earning assets have resulted in growing net interest income. We anticipate our current margin to remain relatively stable over the near-term as the shift back to a more normalized earning asset mix should offset the impact of the current interest rate environment.

Yield/Cost Analysis. The table below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2015 and 2014, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Yield/Cost Analysis	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$558,302	$6,639	4.68%	$477,477	$6,068	5.08%
Investments and deposits (1)	270,236	1,578	2.63%	177,223	1,248	2.82%
Total earning assets (1)	828,538	8,217	4.01%	654,700	7,316	4.52%
Nonearning assets	75,479			62,391
Total assets	$904,017			$717,091
Interest bearing liabilities:
Deposits	$619,537	598	0.38%	$499,667	523	0.42%
Borrowings	24,661	54	0.86%	26,170	112	1.68%
Junior subordinated debentures	10,310	142	5.37%	10,310	81	3.09%
Total interest-bearing liabilities	654,508	794	0.48%	536,147	716	0.53%
Noninterest bearing demand deposits	162,440	-	0.00%	96,643	-	0.00%
Total sources of funds	816,948	794	0.38%	632,790	716	0.45%
Other liabilities and stockholders’ equity:
Other liabilities	5,094			4,058
Stockholders' equity	81,975			80,243
Total liabilities and stockholders' equity	$904,017			$717,091
Net interest income		$7,423			$6,600
Interest rate spread (1) (2)			3.53%			3.99%
Net interest margin (1) (3)			3.63%			4.09%
Ratio of earning assets to interest bearing liabilities			126.59%			122.11%

Yield/Cost Analysis	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$520,404	$18,834	4.79%	$469,566	$17,967	5.10%
Investments and deposits (1)	290,370	5,047	2.60%	171,231	3,642	2.84%
Total earning assets (1)	810,774	23,881	4.00%	640,797	21,609	4.58%
Nonearning assets	76,396			59,900
Total assets	$887,170			$700,697
Interest bearing liabilities:
Deposits	$624,733	1,730	0.37%	$495,054	1,609	0.43%
Borrowings	10,605	61	0.77%	16,668	157	1.24%
Junior subordinated debentures	10,310	422	5.39%	10,310	243	3.10%
Total interest-bearing liabilities	645,648	2,213	0.46%	522,032	2,009	0.51%
Noninterest bearing demand deposits	154,911	-	0.00%	95,989	-	0.00%
Total sources of funds	800,559	2,213	0.37%	618,021	2,009	0.43%
Other liabilities and stockholders’ equity:
Other liabilities	4,621			4,127
Stockholders' equity	81,990			78,549
Total liabilities and stockholders' equity	$887,170			$700,697
Net interest income		$21,668			$19,600
Interest rate spread (1) (2)			3.55%			4.07%
Net interest margin (1) (3)			3.64%			4.16%
Ratio of earning assets to interest bearing liabilities			125.58%			122.75%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $335,000 and $475,000 of provisions for credit losses for the three and nine months ended September 30, 2015, compared to $400,000 and $1.1 million recorded in the three and nine months ended September 30, 2014. The reduction in year-to-date provisions for credit losses is primarily attributable to the improvement in asset quality previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional disclosure information.

Noninterest Income. Total noninterest income increased to $3.8 million and $10.6 million for the three and nine months ended September 30, 2015, from $2.2 million and $6.3 million for the three and nine months ended September 30, 2014. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on sales of investment securities and OREO; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges increased significantly to $2.1 million and $6.1 million for the three and nine months ended September 30, 2015, from $1.1 million and $3.2 million for the comparative 2014 three and nine month periods. Deposit fees and service charges represented 55.6% and 57.4%, respectively, of total non-interest income for the three and nine months ended September 30, 2015, compared to 49.8% and 50.3%, respectively, for the three and nine months ended September 30, 2014. This increase primarily reflects additional revenue generated from accounts acquired in the BOA branch acquisition transaction, as well as from the introduction of new products and product enhancements. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $792,000 and $2.3 million for the three and nine months ended September 30, 2015, from $677,000 and $1.8 million for the comparative three and nine months ended September 30, 2014. Due to volatility in interest rates, mortgage originations declined slightly in the third quarter, as compared to the second quarter.  We anticipate mortgage origination volumes to remain relatively unchanged during the fourth quarter of 2015. However, new loan volume may be somewhat dampened as new regulatory changes are implemented. We will continue to explore various strategies to enhance non-interest income from our mortgage division, including the purchasing of servicing rights.

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

Gains on sales of investment securities available for sale were $503,000 and $955,000 for the three and nine months ended September 30, 2015, compared to none and $14,000 for the respective 2014 three and nine month periods. As previously noted, during 2014, we implemented a strategy to pre-invest a large portion of the anticipated BOA branch acquisition transaction proceeds into short and intermediate term investment securities until the funds could be converted to higher yielding assets. During the three and nine months ended September 30, 2015, the Bank sold $14.8 million and $37.7 million, respectively, of investment securities primarily to fund our loan portfolio growth, to provide liquidity, to support the Bank’s operating and financing activities and to exit certain municipal securities with exposure to the oil and gas industries.

Included in other noninterest income is revenue from Bank-owned life insurance (BOLI) investments. BOLI earnings were $127,000 and $382,000 for the three and nine months ended September 30, 2015, compared to $133,000 and $398,000 for the respective 2014 three and nine month periods. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing employee benefit plans.

The Bank recognized $63,000 of net losses and $10,000 of net gains from the sale of OREO for the three and nine months ended September 30, 2015, respectively, compared to net gains of $9,000 and $82,000 for the three and nine months ended September 30, 2014, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total core non-interest income, excluding net gains and losses from OREO and investment securities sales, increased to $3.3 million and $9.6 million for the three and nine months ended September 30, 2015, from $2.2 million and $6.2 million for the respective 2014 three and nine month periods, primarily due to the increase in deposit fees and service charges.

Noninterest Expense. Total noninterest expense increased to $9.0 million and $27.3 million for the three and nine months ended September 30, 2015, from $6.5 million and $19.6 million for the comparable 2014 three and nine month periods. The year-over-year variation in noninterest expenses is attributable to the impact of $425,000 one-time acquisition transaction expenses, nine full months of operating expenses for the acquired BOA branch offices, the addition of a new commercial loan production office and a new customer care center.

Compensation and benefit expenses, the largest component of non-interest expenses, increased to $4.9 million and $14.5 million for the three and nine months ended September 30, 2015, from $3.8 million and $11.5 million for the comparative 2014 three and nine month periods. The increase for the respective 2015 periods is primarily attributable to the expense of the staff in the nine branch offices acquired from BOA, as well as administrative staff required to support those new offices and the addition of experienced bankers to generate earning asset growth. The Bank will continue to invest in professionals that allow us to expand our market share, meet the ongoing needs of our customers and support future growth.

FDIC insurance premiums were $163,000 and $445,000 for the three and nine months ended September 30, 2015, compared to $137,000 and $421,000 for the 2014 three and nine month periods. The increased quarterly FDIC insurance premium is primarily attributable to growth of the deposit insurance assessment calculation base resulting from the BOA branch acquisition transaction.

Premises and equipment expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2015, compared to $877,000 and $2.5 million for the 2014 three and nine month periods. While the recent branch acquisition has resulted in a larger infrastructure cost than our historical levels, we continue to explore opportunities to gain efficiency and performance improvement from our branch network. We will consider opportunities, such as expansions and consolidations, and as such, given our current branch structure, we would anticipate occupancy cost to maintain or improve from their current levels.

Advertising expense was $219,000 and $598,000 for the three and nine months ended September 30, 2015, compared to $127,000 and $296,000 for the comparative 2014 three and nine month periods. We are investing in building our brand awareness throughout our expanded footprint with additional marketing efforts, and anticipate that our advertising expenses will continue at current levels.

Data processing costs were $819,000 and $2.8 million for the three and nine months ended September 30, 2015, compared to $567,000 and $1.7 million for the 2014 three and nine month periods. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes. As we continue to focus on new customer acquisition and to invest in emerging technology to better serve our customer base, we anticipate that data processing costs will continue at current levels.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $130,000 and $387,000 for the three and nine months ended September 30, 2015, compared to $56,000 and $164,000 of amortization expense for the 2014 three and nine month periods. Amortization of mortgage servicing rights was $58,000 and $171,000 for the three and nine months ended September 30, 2015, compared to $56,000 and $156,000 for the 2014 three and nine month periods. Amortization of the Company’s core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $72,000 and $216,000 for the three and nine months ended September 30, 2015, compared to none and $8,000 for the 2014 three and nine month periods.

Total OREO expenses were $99,000 and $463,000 for the three and nine months ended September 30, 2015, compared to $167,000 and $396,000 for the 2014 three and nine month periods. Expenses attributable to ongoing maintenance, property taxes and insurance for OREO properties were $89,000 and $367,000 for the three and nine months ended September 30, 2015, compared to $94,000 and $322,000 for the 2014 three and nine months periods. OREO valuation adjustments were $10,000 and $96,000 for the three and nine months ended September 30, 2015 second quarter, compared to $73,000 for both the respective three and nine month 2014 periods.

Other non-interest expense was $1.3 million and $4.1 million for the three and nine months ended September 30, 2015, compared to $779,000 and $2.6 million for the respective 2014 three and nine month periods. Other expense for the first nine months of 2015 includes $180,000 of one-time expenses related to the BOA branch acquisition transaction. The year-over-year increase in operating expenses is primarily due to the branch offices acquired.

Income tax expense was $611,000 and $1.4 million for the three and nine months ended September 30, 2015, compared to $489,000 and $1.3 million for the 2014 three and nine month periods. Taxes for the third quarter of 2015 includes a one-time $80,000 expense adjustment due a write down of our deferred tax asset given the impending decline in the North Carolina statutory tax rate for 2016. Exclusive of the $80,000 one-time adjustment noted above, the effective income tax rates were 28.73% and 28.49% for the three and nine months ended September 30, 2015, compared to 25.65% and 25.04% for the 2014 three and nine month periods. See “Note 1. Basis of Presentation” of “Notes to Consolidated Financial Statements (Unaudited)” and “Critical Accounting Policies” below for additional information.

During the third quarter of 2015, the Company determined that its income tax expense associated with prior periods had been understated by a net amount of $434,000.  For the periods prior to 2014 the cumulative net income tax expense understatement was $651,000.  During 2014 the Company overstated income tax expense by $217,000.  As a result our deferred tax asset and our income tax receivable accounts have been adjusted to reflect the correction of this error, with a corresponding $434,000 reduction recorded to retained earnings.  These corrections are similarly reflected as an adjustment to retained earnings as of December 31, 2014, in the Consolidated Statement of Changes in Shareholders’ Equity.  Management has concluded that the error was not material to prior period financial statements.

Key Performance Ratios. Some of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. ROA was 0.54% and 0.47% for the three and nine months ended September 30, 2015, compared to 0.79% and 0.75% for the three and nine months ended September 30, 2014. ROE was 5.99% and 5.08% for the three and nine months ended September 30, 2015, compared to 7.05% and 6.74% for the three and nine months ended September 30, 2014. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio was 82.26% and 85.63% for the three and nine months ended September 30, 2015, compared to 72.52% and 74.26% for the three and nine months ended September 30, 2014. The efficiency ratio has elevated over the course of the last twelve months due primarily to franchise expansion. We anticipate the efficiency ratio to improve over time as the investments we have made in additional infrastructure and staff are able to generate an increased level of earnings.

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

At September 30, 2015, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $295.6 million, compared to $353.7 million at December 31, 2014. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 35.77% at September 30, 2015, compared to 44.19% at December 31, 2014, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available for sale. At September 30, 2015, the Bank had $191.8 million of remaining credit availability with the FHLB, of which there was lendable collateral value available totaling $120.7 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at September 30, 2015, the Bank had remaining capacity to borrow $64.3 million from the FRB Discount Window and $70.0 million of pre-approved, but unused lines of credit.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We use our capital primarily to support our lending activities as well as for expansions of our business and other operating requirements.

In July 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework (“Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for the Bank on January 1, 2015 (subject to a phase-in period for certain components). CET1 capital for the Bank consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%. The Bank continues to be well-capitalized under the Basel III rules. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases portfolio will not require additional adjustments to the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the nine months ended September 30, 2015.

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

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. The words “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “seeks”, “may”, “might”, “plans”, “projects”, “should”, “would”, “targets”, “will”, and the negative thereof and similar words and expressions are intended to identify forward looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, economic growth, interest rate movements, timely development of technology enhancements for products, services and operating systems, the impact of competitive products, services and pricing, customer requirements, regulatory changes and similar matters. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: The following table sets forth information regarding the Company's repurchases of its common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

July 2015 Beginning date: July 1 Ending date: July 31	-	-	-	142,548

August 2015 Beginning date: August 1 Ending date: August 31	3,045	$7.74	3,045	139,503

September 2015 Beginning date: September 1 Ending date: September 30	11,697	$7.86	11,697	127,806

Shares may be purchased under a repurchase program announced on January 27, 2015. Under this program, the Company announced that it may purchase up to 2.5% of the outstanding shares of its common stock, or approximately 239,950 shares, over a one year period, effective as of February 1, 2015 and expiring on January 31, 2016.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

3.2	Bylaws of First South Bancorp, Inc., as amended September 24, 2015 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2015)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2015 and 2014 (unaudited); (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of September 30, 2015 and December 31, 2014, and for the Three and Nine Months Ended September 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2015