Form 10-K
period 2015-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2016-03-29
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-22219

FIRST SOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Virginia	56-1999749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 Carolina Avenue, Washington, North Carolina	27889-2047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 993-7664

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2015, was approximately $66.4 million based on the closing sale price of the registrant’s common stock as listed on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock are affiliates.

Number of shares of common stock outstanding as of March 28, 2016: 9,493,776.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2015. (Part III)

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

First South Bank. The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina. The Bank received Federal Deposit Insurance Corporation (“FDIC”) insurance of its deposits in 1959. The Bank’s principal business consists of attracting deposits from the general public and investing these funds in commercial real estate loans, commercial and industrial business loans, consumer loans and loans secured by first and second mortgages on owner-occupied, single-family residences in the Bank’s market area.

The Bank’s income consists of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts. The Bank’s expenses consist of interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, occupancy expenses, FDIC insurance, and other miscellaneous expenses. Funds for these activities are provided by deposits, borrowings, repayments of outstanding loans and investments and other operating revenues.

Market Area. The Bank makes loans and obtains deposits throughout eastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2015, management believes that a majority of all deposits and loans come from its primary market area. The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers, colleges and universities, hospitals and military bases located throughout the Bank’s primary market area.

The average unemployment rate in the nineteen county market area served by the Bank was 6.6% at December 31, 2015, compared to 5.6% for the State of North Carolina, 5.2% for the Federal Reserve Fifth District and a 5.0% National average at the same date.

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

Lending Activities. General. The Bank’s loan portfolio consists of loans held for sale as well as loans and leases held for investment. Gross loans held for sale totaled $3.9 million at December 31, 2015, or 0.4% of total assets. Loans and leases held for investment, net of fees and associated allowance for loan and lease losses, totaled $599.1 million at December 31, 2015, or 63.3% of total assets. The Bank’s policy is to concentrate its lending activities within its market area.

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Bank marked these mortgage loans to market at December 31, 2015. The Bank had $3.9 million of mortgage loans held for sale at December 31, 2015. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Loans and Leases Held for Investment. The Bank originates a significant amount of loans and leases (“loans”) held for investment. At December 31, 2015, commercial real estate, construction, and lot/land loans amounted to $410.0 million, or 67.5% of gross loans held for investment. The Bank strives to originate commercial and industrial business loans and consumer loans. At December 31, 2015, commercial and industrial business loans totaled $45.5 million, or 7.5% of gross loans held for investment. Consumer loans, including real estate, construction, lots and raw land, and home equity lines of credit, totaled $62.9 million, or 10.3% of gross loans held for investment. At December 31, 2015, $72.3 million, or 11.9% of gross loans held for investment, consisted of single-family, residential mortgage loans. At December 31, 2015, the Bank had $17.2 million of lease receivables, or 2.8% of gross loans held for investment. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Portfolio Composition of Loans Held for Investment. The following table contains a summary of the composition of loans held for investment by classification of loan category, at December 31, 2015 and 2014, respectively. At December 31, 2015, the Bank had no concentrations of loans exceeding 10% of gross loans, other than as disclosed below.

	At December 31,
	2015		2014		2013		2012		2011
Loans Held for Investment	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans
	(Dollars in thousands)
Mortgage Loans:
Residential real estate	$68,229	11.2%	$64,647	13.4%	$67,426	14.9%	$72,505	16.4%	$58,499	10.9%
Residential construction	3,934	0.6	1,382	0.3	1,201	0.3	2,834	0.6	2,483	0.5
Residential lots and raw land	157	0.1	828	0.2	904	0.2	885	0.2	822	0.2
Total mortgage loans	72,320	11.9	66,857	13.9	69,531	15.4	76,224	17.2	61,804	11.6

Commercial loans and leases:
Commercial real estate	338,714	55.7	255,800	53.2	227,280	50.3	216,618	48.9	273,703	51.2
Commercial construction	42,987	7.1	27,646	5.7	24,597	5.4	20,495	4.6	25,441	4.8
Commercial lots and raw land	28,271	4.7	27,502	5.7	27,681	6.1	34,785	7.9	72,385	13.5
Commercial and industrial	45,481	7.5	28,379	5.9	26,108	5.8	20,768	4.7	17,683	3.3
Lease receivables	17,235	2.8	12,392	2.6	8,179	1.8	5,712	1.3	7,578	1.4
Total commercial loans and leases	472,688	77.8	351,719	73.1	313,845	69.4	298,378	67.4	396,790	74.2

Consumer loans:
Consumer real estate	17,239	2.8	18,863	3.9	21,221	4.7	19,350	4.4	19,366	3.6
Consumer construction	196	0.1	1,412	0.3	1,549	0.3	681	0.1	746	0.1
Consumer lots and raw land	9,643	1.6	10,430	2.2	14,726	3.3	17,249	3.9	20,934	3.9
Home equity lines of credit	29,709	4.8	28,059	5.8	27,546	6.1	26,654	6.0	30,479	5.7
Consumer other	6,070	1.0	3,932	0.8	3,547	0.8	4,347	1.0	4,903	0.9
Total consumer loans	62,857	10.3	62,696	13.0	68,589	15.2	68,281	15.4	76,428	14.2

Gross loans held for investment	607,865	100.0%	481,272	100.0%	451,965	100.0%	442,883	100.0%	535,022	100.0%
Less deferred loan origination fees, net	850		836		1,005		1,036		1,062
Less allowance for loan and lease losses	7,867		7,520		7,609		7,860		15,194

Total loans held for investment, net	$599,148		$472,916		$443,351		$433,987		$518,766

Unfunded Commitments Composition. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business, primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit, as listed in the table below. Those instruments involve varying degrees and elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit risk in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit underwriting policies and procedures in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank estimates probable losses related to unfunded lending commitments and records a reserve for unfunded commitments in other liabilities on the consolidated balance sheet. At December 31, 2015 and 2014, the balance of the reserve for unfunded commitments was $336,000 and $290,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the reserve for unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent twelve quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the reserve for unfunded commitments at December 31, 2015. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2015		2014
Unfunded Commitments	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans
Construction	$4,831	4.0%	$2,588	3.0%
Total residential mortgage loans	4,831	4.0	2,588	3.0

Commercial loans and leases:
Real estate secured	22,113	18.3	13,937	15.9
Non-Real Estate	18,620	15.4	13,185	15.0
Construction	23,772	19.7	11,070	12.6
Total commercial loans and leases	64,505	53.4	38,192	43.5

Consumer loans:
Home equity loans	45,886	38.0	41,215	47.0
Real Estate Secured	224	0.2	291	0.3
Non-Real Estate	4,911	4.1	5,143	5.9
Construction	406	0.3	263	0.3
Total consumer loans	51,427	42.6	46,912	53.5
Total Unfunded Commitments	$120,763	100.0%	$87,692	100.0%

Maturities of Loans Held for Investment. The following table sets forth certain information at December 31, 2015, regarding the dollar amount of maturing loans held for investment, based on their scheduled maturities. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shortens the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of undisbursed construction loans-in-process. Lease receivable balances are included in other loans.

Gross Loans Held for Investment	Due in One Year or Less	Due After 1 Through 5 Years	Due After 5 or More Years	Total
	(In thousands)
Residential real estate loans	$2,914	$2,278	$67,128	$72,320
Commercial real estate, business and other loans	62,666	291,768	181,111	535,545
Total	$65,580	$294,046	$248,239	$607,865

The following table sets forth the dollar amount of loans held for investment due one year or more after December 31, 2015, with fixed interest rates and with floating or adjustable interest rates.

Gross Loans Held for Investment	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$40,231	$29,175
Commercial real estate, business and other loans	374,443	98,436
Total	$414,674	$127,611

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

The Bank’s loan originations are derived from a number of sources, including calling officers, referrals from depositors and borrowers, repeat customers, advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel consists of both salaried employees with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, by phone and loan officers originating loans at off-site locations, such as a realtor office. The Bank did not purchase any loans for the year ended December 31, 2015, compared to $3.9 million for the year ended December 31, 2014. During the years ended 2015 and 2014, the Bank purchased participations in loans totaling $4.9 million and $10.2 million, respectively, from other financial institutions. During 2015, the Bank sold $3.3 million of participations in loans to other financial institutions, compared to none during 2014.

The Bank sells single-family mortgage loans that it originates to the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”). The Bank also exchanges single-family mortgage loans for mortgage-backed securities with FHLMC.  During 2015, the Bank sold $34.6 million of loans to FHLMC, compared to $21.3 million of sales executed during 2014. The Bank generally retains servicing on loans sold to or exchanged with FHLMC. In 2016, the Bank anticipates selling mortgage loans, servicing retained, to the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”).

The Bank also sells single-family mortgage loans servicing released to the Federal Housing Administration (FHA), the United States Department of Veterans Affairs (VA), the United States Department of Agriculture (USDA), and NC Housing Finance Agency (NCHFA).

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $3.0 million or any borrower with aggregate credit of greater than $4.0 million must be approved by the Directors’ Loan Committee. The Directors’ Loan Committee is comprised of three outside directors who serve on a rotating basis. Such loans are presented weekly by the Management Loan Committee. The President does not serve on the Directors’ Loan Committee. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts depending upon the type of loan and the lender’s level of expertise. In addition, committees of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the Directors’ Loan Committee.

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

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on residential and commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower were limited to $13.2 million at December 31, 2015. The Bank had no lending relationships in excess of the loans-to-one-borrower limit at December 31, 2015.

Interest rates charged by the Bank on loans are affected by inherent risk, competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2015, single-family, residential mortgage loans, excluding home improvement loans, totaled $72.3 million, or 11.9% of gross loans held for investment. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2015, $39.2 million, or 54.2%, of the gross residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank retains fixed-rate mortgages with maturities of less than 10 years, while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market. The Bank also originates conventional mortgage loans in its market area, which are underwritten, closed and sold servicing-retained in the secondary market. The Bank also originates government mortgage loans which are underwritten, closed and sold servicing-released to an outside investor.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap is generally up to 6.0% above the initial rate. The Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, most recently the floor is generally the initial loan rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2015, $33.1 million, or 45.2% of the gross residential mortgage loans were adjustable-rate loans.

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

The Bank makes loan commitments on single-family residential mortgage loans between 15 and 90 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees between $175 and $1,200 are charged in connection with the issuance of a commitment letter. The interest rate may be guaranteed for the commitment period.

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of their own single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 2.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 2.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. The Bank originates speculative and pre-sold construction loans on 1-to-4 family residential properties in select markets within its primary market area. At December 31, 2015, our commercial construction portfolio, totaling $43.0 million or 7.1% of gross loans held for investment, comprised the bulk of our construction lending.

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting them to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied properties. Such loans generally range in size from $100,000 to $4.5 million. At December 31, 2015, commercial real estate loans totaled $338.7 million, or 55.7% of gross loans held for investment. This portfolio is comprised of $50.1 million of 1-4 family commercial real estate loans, as well as $145.4 million and $143.2 million of owner and non-owner occupied commercial loans, respectively. Commercial real estate loans are originated for three to ten year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 2.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 20 year amortization schedule, generally with a balloon payment due after three to ten years.

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

When appropriate to mitigate risks, the Bank makes commercial loans guaranteed by the US Small Business Administration (SBA) and the USDA. The Bank maintains a Certified Lender and Preferred Lender status with the SBA and is eligible to participate in all SBA loan programs available. The Bank may sell the guaranteed portion of SBA and USDA loans and retain the servicing rights. During 2015, the Bank sold $1.5 million of SBA loans, compared to none during 2014.

Commercial and Industrial Business Lending. The Bank originates commercial and industrial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, engineering, architecture, accounting and law. Commercial and industrial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and when appropriate, cross-collateralized by a real estate mortgage, although commercial and industrial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.5% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $4.0 million. At December 31, 2015, commercial and industrial business loans totaled $45.5 million, or 7.5% of gross loans held for investment.

The Bank underwrites commercial and industrial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For unsecured loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

The Bank’s commercial and industrial business loans may be structured as short-term loans, term loans or as lines of credit. Short-term commercial and industrial business loans are generally for periods of 36 months or less and are generally self-liquidating from asset conversion cycles. Commercial and industrial business term loans are generally made to finance the purchase of assets and have maturities of seven years or less. Commercial and industrial business lines of credit are typically made for the purpose of supporting trading assets and providing working capital. Such loans are usually approved with a term of 12 months and are reviewed annually. The Bank also offers both secured and unsecured standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year, and they are underwritten as stringently as any commercial loan and generally are of a performance nature.

Commercial and industrial business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater risk to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which requires the loan to be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. The Bank limits this type of lending to its market area and to borrowers who are well known to the Bank, or the Bank is able to adequately confirm the background and stability of the borrower.

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2015, lease receivables totaled $17.2 million, or 2.8% of gross loans held for investment.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, cash secured loans, home equity loans and other miscellaneous consumer loans, both secured and unsecured loans. At December 31, 2015, consumer loans totaled $62.9 million, or 10.3% of gross loans held for investment.

At December 31, 2015, home equity line of credit loans totaled $29.7 million, or 4.9% of gross loans held for investment. Home equity lines of credit have adjustable interest rates tied to the prime interest rate plus or minus a margin, and require monthly payments based on the outstanding balance. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires fire and extended coverage casualty insurance (and if appropriate, flood insurance) to be maintained in amount sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

Consumer lending allows the Bank to earn yields higher than those on single-family residential lending. However, consumer loans have greater risks than residential mortgage loans, particularly in the case of unsecured loans or loans secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency oftentimes does not warrant further collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of their income and ability to repay the loan, and the value of the collateral.

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

In addition, the Bank may sell the guaranteed portion of SBA loans originated and receives an annual servicing fee of 1.0% on the outstanding balance.

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

Payments on nonaccrual loans are posted as principal receipts unless a payment arrangement has been established and is being paid on a timely basis. As payments are received on loans with an established payment arrangement, the funds are applied to principal and interest as scheduled. Mortgage and consumer loans are generally removed from nonaccrual status and interest resumes accruing once a loan has had a period of sustained payments, generally six months. Commercial loans are generally removed from nonaccrual status and interest resumes accruing when none of the principal and interest is due and unpaid or when the loan becomes otherwise well secured and in the process of collection and has had a period of sustained payments, generally six months.

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

The Bank offers a variety of restructuring concessions for economic or legal reasons related to a borrower’s financial condition that would not otherwise be considered. TDR concessions may include, but are not limited to, any one or a combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, i.e. from principal and interest, to interest only with all principal due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower. The Bank’s restructuring success includes but is not limited to any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or nonaccrual loans.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts originated for 2015 and 2014 is as follows:

	Year Ended 12/31/15	Year Ended 12/31/14
	(In thousands)
Note A Structure
Commercial real estate (1)	$268	$275

Note B Structure
Commercial real estate (2)	$174	$174

Reduction of interest income	$11	$5

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2015, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured. Management has evaluated its non-performing loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Based on an impairment analysis of loans held for investment, at December 31, 2015 there were $15.8 million of loans classified as impaired, net of $297,000 in write-downs and payments applied to principal; compared to $20.3 million of loans classified as impaired, net of $375,000 in write-downs and payments applied to principal at December 31, 2014. The allowance for loan losses included $618,000 and $792,000 specifically provided for these impaired loans at December 31, 2015 and 2014, respectively.

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

At December 31, 2015, the Bank had $3.2 million of loans held for investment on nonaccrual status, segregated by the following classes of financing receivables: residential real estate - $1.4 million; commercial real estate - $1.1 million; lease receivables - $95,000; home equity lines-of-credit - $81,000; consumer real estate - $307,000; consumer lots and raw land - $140,000; and consumer other - $2,000. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

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

Loans held for investment that are graded as watch, criticized or classified are reviewed not less than quarterly, to determine whether any loans require classification or re-classification. At December 31, 2015 and 2014, the Bank had $27.1 million and $33.1 million, respectively, of watch loans. At December 31, 2015, the Bank had $27.5 million of criticized and classified loans, including $13.3 million of special mention, $14.2 million of substandard, none classified as of doubtful, and none classified as loss; compared to $30.4 million of criticized and classified loans at December 31, 2014, including $14.6 million of special mention, $15.7 million of substandard, $89,000 of doubtful and none as loss.

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

The Bank uses various modeling, calculation methods and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the ACL. The factors supporting the allowance do not diminish the fact that the entire ACL is available to absorb probable losses in both the loan and leases portfolio and in unfunded loan commitments. Based on the overall credit quality of the loan and leases portfolio, the Bank believes it has established the ACL pursuant to generally accepted accounting principles (“GAAP”), and has taken into account the views of its regulators and the current economic environment. Management evaluates the information upon which it bases the ACL quarterly and believes its accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loan and leases portfolio, changes in economic conditions and other factors will not require additional adjustments to the ACL.

The ACL calculation methodology takes into account GAAP and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience over the most recent eight quarters. The ACL contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment. See Notes 1, 4, 5 and 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

On a quarterly basis the Board reviews the ACL methodology. During 2015 and 2014, the look back period the Bank utilizes for prior credit losses to be included in the allowance modeling was expanded from eight quarters to twelve quarters, in order to incorporate more loss history of the recent current economic downturn.

Following is a summary of activity in the ACL, which includes the allowance for loan and lease losses and unfunded loan commitments, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2010	18,830	237	19,067
Provisions for credit losses	10,813	17	10,830
Loans and leases charged-off	(15,106)	-	(15,106)
Loans and leases recovered	657	-	657
Net (charge-offs)/recoveries	(14,449)	-	(14,449)
Balance December 31, 2011	15,194	254	15,448

Balance at December 31, 2011	15,194	254	15,448
Provisions for credit losses	23,252	(26)	23,226
Loans and leases charged-off	(32,201)	-	(32,201)
Loans and leases recovered	1,615	-	1,615
Net (charge-offs)/recoveries	(30,586)	-	(30,586)
Balance December 31, 2012	7,860	228	8,088

Balance at December 31, 2012	7,860	228	8,088
Provisions for credit losses	1,085	36	1,121
Loans and leases charged-off	(1,945)	-	(1,945)
Loans and leases recovered	609	-	609
Net (charge-offs)/recoveries	(1,336)	-	(1,336)
Balance December 31, 2013	7,609	264	7,873

Balance at December 31, 2013	7,609	264	7,873
Provisions for credit losses	1,100	26	1,126
Loans and leases charged-off	(1,316)	-	(1,316)
Loans and leases recovered	127	-	127
Net (charge-offs)/recoveries	(1,189)	-	(1,189)
Balance December 31, 2014	7,520	290	7,810

Balance at December 31, 2014	7,520	290	7,810
Provisions for credit losses	800	46	846
Loans and leases charged-off	(702)	-	(702)
Loans and leases recovered	249	-	249
Net (charge-offs)/recoveries	(453)	-	(453)
Balance at December 31, 2015	$7,867	$336	$8,203

The following table is an allocation of the ACL by loan portfolio segment at the dates indicated. The allocation of the ACL to each loan portfolio segment is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	At December 31,
	2015			2014		2013		2012		2010
	Amount		Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$779		9.9%	$1,195	15.9%	$933	12.3%	$1,237	15.7%	$1,375	9.1%
Commercial (1)	6,102	(2)	77.6	5,258	69.9	5,481	72.0	5,023	63.9	10,213	67.2
Consumer	986	(3)	12.5	1,067	14.2	1,195	15.7	1,600	20.4	3,606	23.7
Total allowance for loan and lease losses	$7,867		100.0%	$7,520	100.0%	$7,609	100.0%	$7,860	100.0%	$15,194	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$-		-%	$-	-%	$-	-%	$-	-%	$-	-%
Commercial	119		35.4	84	29.0	60	22.7	42	18.4	52	20.5
Consumer	217		64.6	206	71.0	204	77.3	186	81.6	202	79.5
Total allowance for unfunded loan commitments (4)	$336		100.0%	$290	100.0%	$264	100.0%	$228	100.0%	$254	100.0%

Combined total allowance for credit losses	$8,203			$7,810		$7,873		$8,088		$15,448

(1)	Includes commercial real estate, commercial and industrial business loans and lease receivables.
(2)	Includes $379,000 of specific allowance for loan losses on commercial real estate loans.
(3)	Includes $239,000 of specific allowance for loan losses on consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Investment Securities Activities

General. Interest income from investment securities generally provides the second largest source of income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use investment securities to enhance earnings and provide liquidity. At December 31, 2015, the Bank’s investment securities available for sale and held to maturity totaled $248.3 million and $508,000, respectively, with unrealized securities gains of $4.3 million, net of deferred taxes. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on the investment securities portfolio on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Asset/Liability Management Committee (“ALCO”) consisting of four directors, and are reviewed by the Board on a monthly basis. The Bank’s President and Chief Financial Officer have authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2015, mortgage-backed securities with an amortized cost of $128.8 million and a carrying value of $131.7 million, or 13.9% of total assets, were held as available for sale. Mortgage-backed securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Mortgage-backed securities represent participation interests in pools of single-family or multi-family mortgages, and their principal and interest payments are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. The intermediaries include government sponsored entities such as FHLMC, the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”) and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”), which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

At December 31, 2015, the mortgage-backed securities portfolio had a weighted average yield of 2.65%. The yield is based on the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. At December 31, 2015, the average life of the mortgage-backed securities portfolio was approximately 6.0 years. The actual life of a mortgage-backed security varies depending on mortgagors prepaying/repaying the underlying mortgages.

Municipal Securities. At December 31, 2015, municipal securities with an amortized cost of $55.5 million and a carrying value of $56.8 million, or 6.0% of total assets, were held as available for sale. Municipal securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures, such as the construction of highways, bridges or schools. Municipal securities purchased by the Bank are generally exempt from federal taxes, and from state and local taxes where the security is issued by a municipality located within the state of North Carolina. At December 31, 2015, the municipal securities portfolio had a weighted average yield of 2.87%, and an average life of approximately 6.6 years.

Corporate Bonds. At December 31, 2015, corporate bonds with an amortized cost of $28.7 million and a carrying value of $28.4 million, or 3.0% of total assets, were held as available for sale. Corporate bonds are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Corporate bonds represent investment grade debt instruments issued by companies for the purpose of raising capital. At December 31, 2015, the corporate bonds portfolio had a weighted average yield of 1.79%, and an average life of approximately 4.4 years.

Government Agencies. At December 31, 2015, government agencies with an amortized cost of $30.9 million and a carrying value of $31.4 million, or 3.3% of total assets, were held as available for sale. Government agencies are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2015, the government agencies portfolio has a weighted average yield of 2.28%, and an average life of approximately 5.0 years. At December 31, 2015, the Company had $508,000 of government agencies classified as held to maturity.

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

As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock. The Bank had $2.4 million of FHLB stock at December 31, 2015.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth the carrying value of the Bank’s investment securities portfolio, categorized as available for sale and held to maturity at December 31, 2015 and 2014, respectively. The Bank had no securities categorized as trading securities at December 31, 2015 and 2014, respectively.

	At December 31,
	2015	2014
Securities available for sale:	(In thousands)
Government agencies	$31,385	$31,232
Mortgage-backed securities	131,684	174,280
Municipal securities	56,831	55,702
Corporate bonds	28,395	31,085
Total	$248,295	$292,299

Securities held to maturity:
Government agencies	$508	$507
Total	$508	$507

The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for the Bank’s investment securities portfolio at December 31, 2015.

	Five Years or Less		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
Government agencies	$15,576	1.97%	$15,809	2.60%	$-	-%	$31,385	$30,850	2.28%
Mortgage-backed securities	63,739	2.16	42,956	2.48	24,989	4.20	131,684	128,820	2.65
Municipal securities (2)	24,899	2.64	26,853	2.97	5,079	3.42	56,831	55,534	2.87
Corporate bonds	18,624	1.88	9,771	1.63	-	-	28,395	28,744	1.79
Total available for sale	$122,838	2.19%	$95,389	2.55%	$30,068	4.07%	$248,295	$243,948	2.56%

Securities held to maturity:
Government agencies	$508	1.36%	$-	-%	$-	-%	$508	$508	1.36%
FHLB stock (1)	-	-	-	-	2,369	5.36	2,369	2,369	5.36
Total held to maturity	$508	1.36%	$-	-%	$2,369	5.36%	$2,877	$2,877	4.65%

Total Portfolio	$123,346	2.19%	$95,389	2.55%	$32,437	4.16%	$251,172	$246,825	2.58%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity. FHLB stock is recorded at cost, which approximates market value.
(2)	The tax equivalent yield on municipal securities at December 31, 2015 was 4.17%.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are crafted to meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing digital technology, convenient customer service, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automated Teller Machine (ATM) networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has installed forty-one ATMs at locations throughout its market area, including seventeen that are Intelligent Deposit ATMs. Intelligent Deposit ATMs , also known as deposit automation, employs smart technology to read currency notes and checks for automated processing to the customer’s account. The Bank provides both personal and business on-line banking services. These services include mobile banking, mobile deposits, eStatements, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, which reduces the cost of returning paper items. Additionally, the Bank offers Remote Deposit Capture for business customers.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances for the periods indicated.

	At December 31,
	2015		2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-maturity accounts:
Non-interest bearing checking	$169,546	-	$147,544	-	$96,445	-
Interest-bearing accounts:
Interest bearing checking	173,934	0.07%	180,558	0.07%	128,161	0.06%
Money market	72,442	0.15	87,914	0.15	43,388	0.16
Savings accounts	135,370	0.17	117,933	0.17	69,543	0.19
Total interest bearing accounts	381,746	0.12	386,405	0.12	241,092	0.12
Total non-maturity accounts	551,292	0.08	533,949	0.08	337,537	0.09

Certificate accounts:
3 months or less	4,540	0.14	3,574	0.00	2,522	0.00
Over 3 months through 1 year	49,718	0.35	54,825	0.23	37,401	0.23
Over 1 year through 3 years	118,738	0.64	126,148	0.63	187,183	0.89
Over 3 years	87,034	1.36	69,784	1.31	21,061	1.31
Total	260,030	0.82	254,331	0.72	248,167	0.82
Total deposits	$811,322	0.32%	$788,280	0.29%	$585,704	0.40%

The Bank also holds brokered deposits as part of its funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only well-capitalized and adequately capitalized institutions may accept brokered deposits. The Bank accepts brokered deposits through the use of third-party intermediaries. As of December 31, 2015, brokered deposits represented approximately 3.1% of the Bank’s total deposits.

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015. At that date, such deposits represented 14.3% of total deposits and had a weighted average rate of 0.90%.

Maturity Period	(In thousands)
3 months or less	$22,085
Over 3 months through 1 year	41,597
Over 1 year through 3 years	46,634
Over 3 years	5,983
Total	$116,299

At December 31, 2015, FHLMC mortgage-backed securities with an amortized cost of $11.8 million were pledged as collateral for deposits from public entities. See Notes 2 and 10 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Borrowings. During 2015 and 2014, in addition to the Company’s subordinated debentures, the Bank’s borrowings consisted primarily of FHLB advances.

The Bank is authorized to access advances from the FHLB of Atlanta to supplement its liquidity needs for funds to meet loan origination and deposit withdrawal requirements. The FHLB of Atlanta functions as a central correspondent bank providing credit for its member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta. FHLB advances are available under several different programs, each of which has its own interest rate and range of maturities. The FHLB capital stock requirement is based on the sum of a membership stock component currently totaling 0.09% of the Bank’s total assets with a cap of $15.0 million, and an activity-based stock component of 4.25% of outstanding FHLB advances. Advances from the FHLB of Atlanta are secured by certain loans that are pledged as collateral. See Notes 13 and 23 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$37,000	$-	$-
Rate paid on:
FHLB advances	0.81%	-%	-%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$39,500	$124,500	$19,500
Approximate average short-term borrowings outstanding:
FHLB advances	$15,761	$14,952	$-
Approximate weighted average rate paid:
FHLB advances	0.79%	1.01%	0.26%

Competition. The Bank faces competition in originating loans and attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community, including lease financing. Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions, mortgage bankers and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the reduction of restrictions on the interstate operations of financial institutions.

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

Employees. As of December 31, 2015, the Bank had 298 full-time and 15 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

North Carolina Banking Law. The Bank is incorporated under and subject to the provisions of Chapter 53C of the General Statutes of North Carolina, which provides for the supervision and regulation of the Bank by the State of North Carolina through the State Banking Commission, the Commissioner of Banks, and the Office of the Commissioner of Banks. It contains provisions regarding the following topics: formation and organization of banks; corporate governance of banks; activities and powers of banks; bank operations; mergers and other change-in-control or business combination transactions; charter conversions; and bank holding companies.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the structure of bank regulation, affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were granted broad discretion in drafting rules and regulations. The Dodd-Frank Act included, among other things:

•	Creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies.
•	Creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies.

•	Establishment of strengthened capital and prudential standards for banks and bank holding companies.
•	Enhanced regulation of financial markets, including derivatives and securitization markets.
•	Elimination of certain trading activities by banks.
•	A permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.
•	Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
•	Enhanced disclosure and other requirements relating to executive compensation and corporate governance.

Not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or proposed, certain of the rules that have been adopted or proposed are subject to phase-in or transitional periods, and many of the rules that have been adopted are subject to interpretation or clarification. The implications of the Dodd-Frank Act continue to depend to a large extent on the implementation of the legislation by the federal banking regulators as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.

The Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The Final Rules were effective on April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Volcker Rule is not expected to have a material impact on the Bank or the Company.

Safety and Soundness Guidelines. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets the standards adopted in the interagency guidelines.

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial condition of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.

In 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework (“Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for the Bank on January 1, 2015 (subject to a phase-in period for certain components). CET1 capital for the Bank consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%. The Bank continues to be well-capitalized under the Basel III rules as of the date of this report. See Note 15 of Notes to Consolidated Financial Statements for additional information.

The FDIC joined in the Basel III standards and issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve. The Bank was required to comply with the interim final rule beginning on January 1, 2015, subject to a transition period for several aspects of the interim final rule, including the capital conservation buffer and the regulatory capital adjustments and deductions.

Compliance by the Company and the Bank with the new Basel III capital standards has not materially affected their respective operations. Based on modeling of the Basel III requirements, the Bank does not anticipate the implementation of the new Basel III standards to have a significant impact on the level of its regulatory capital ratios.

Prompt Corrective Regulatory Action. Under FDICIA, federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, a common equity Tier 1 capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, or an undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2015:

Capital Requirements as of December 31, 2015

	Actual	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	13.3%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	12.1%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%
Leverage ratio	8.7%	5.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Common equity Tier 1 risk-based capital ratio	12.1%	6.5% or more	4.5% or more	Less than 4.5%	Less than 4.0%

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

Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods. The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs. Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.” A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.” The Bank’s CRA rating would be a factor to be considered by the FRB and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications. During the Bank’s last compliance examination dated June 22, 2015, the Bank received a “satisfactory” rating with respect to CRA compliance.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $2,369,300 at December 31, 2015. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Common uses for long-term advances are to fund fixed-rate loans and securities, to manage interest-rate risk and supplement retail deposits.

Reserves. Pursuant to FRB regulations, during 2015 the Bank maintained average daily reserves on net transaction accounts equal to 3% of the amount over $14.5 million up to and including $103.6 million, plus 10% on amounts over $103.6 million. For 2016, the Bank must maintain average daily reserves on net transaction accounts equal to 3% of the amount over $15.2 million up to and including $110.2 million, plus 10% on amounts over $110.2 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a Federal Reserve Bank account, the effect of the reserve requirement reduces the amount of the Bank’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain a reserve fund in an amount equal to the amount or ratio fixed by the Commissioner. As of December 31, 2015, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006 by the merger of the Bank Insurance Fund and the Savings Insurance Fund, in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%.The FDIC’s current DIF restoration plan is designed to ensure that the fund reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a long-range plan for management of the DIF. As part of this plan, the FDIC adopted a final rule to set the reserve ratio at 2.0%. In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

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

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund. The Bank’s quarterly FICO payments during the year ended December 31, 2015 was 0.60 cents annually per $100 of assessable deposits.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans held for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 33.8% of total deposits and short-term borrowings at December 31, 2015, which management believes is more than adequate to meet the Bank’s current funding needs.

Dividend Restrictions. FDIC regulations and North Carolina banking laws restrict the Bank from making any capital distributions if after making the distribution, the Bank’s capital ratios would be below the level necessary to categorize the Bank as “adequately capitalized” under the FDIC’s prompt corrective action regulations.

Limits on Loans to One Borrower. The Bank generally is subject to both federal banking regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit to a single borrower outstanding at one time shall not exceed 15% of the Bank’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the Bank’s unimpaired capital and surplus, if such loans are secured by readily marketable collateral. Under these limits, the Bank’s loans to one borrower were limited to $13.2 million at December 31, 2015. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self-imposed loans-to-one-borrower limit, which currently is $9.0 million, and it has been exceeded from time to time subject to advance approval by the Director’s Loan Committee; there were no borrowing relationships over that limit during 2015. At December 31, 2015, the Bank’s largest lending relationship was $8.1 million, consisting of five commercial construction loans, one residential real estate loan, and one home equity line of credit. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2015.

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

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and FRB Regulation O on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions affecting transactions with designated foreign countries, nationals and others. These are typically known as “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). OFAC administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) (the Financial Services Modernization Act of 1999) expanded certain activities in which banks and bank holding companies may engage. The GLBA made three fundamental changes: repealed key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with investment banks; modified the BHCA to permit companies that own commercial banks to engage in a broader range of financial activities; and allowed subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The GLBA also contains a range of supervisory requirements and activities, including requirements for safeguarding the privacy of customer information.

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

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule effective on January 10, 2014, amending Regulation Z under the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

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

We cannot predict whether or not there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Government Monetary Policies and Economic Controls. The Bank’s earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against bank deposits, and changes in the Federal Reserve discount rate. These tools are used in varying combinations to influence the overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In light of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on the Bank’s business and earnings or on the financial condition of the Bank’s customers.

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

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating applications for acquisitions, the FRB considers such things as the financial condition and management of the target and the acquirer, the convenience and needs of the communities involved, CRA ratings and competitive factors.

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

The GLBA authorized bank holding companies that meet specified qualitative standards to opt to become a “financial holding company.” A financial holding company may engage in activities that are permissible for bank holding companies in addition to activities deemed to be financial in nature or incidental to financial activities. These include insurance underwriting and investment banking. As of December 31, 2015, the Company has not opted to become a financial holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Depository Institution Regulation - Capital Requirements.”

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain FRB approval prior to acquiring control of the Company or the Bank. Pursuant to the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. The Change in Bank Control Act (“CBCA”) and the related FRB regulations require any person or persons acting in concert to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The CBCA defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank; however, a rebuttable presumption of control exists upon the acquisition of power to vote 10% or more of a class of voting securities for a company whose securities are registered under the Securities Exchange Act of 1934.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the laws of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers. Interstate acquisitions of branches are permitted only if laws of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions.

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

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2015 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company and the Bank file a consolidated federal income tax return. The Company’s federal income tax returns are open for audit for the years ended after December 31, 2012.

State Income Taxation. Under North Carolina law, the corporate income tax rate for the years ended December 31, 2015 and 2014 was 5.00% and 6.00%, respectively, of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments. North Carolina enacted tax reform in 2013 for lowering the state’s corporate income tax rates. The state corporate income tax rate for 2014 was reduced from 6.9% to 6.0%; was reduced to 5.0% for 2015; is scheduled to be reduced to 4.0% for 2016; and may be reduced to 3.0% for 2017 if certain revenue goals set by the Legislature are met.

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

Item 1A. Risk Factors. Not required for a Smaller Reporting Company

Item 1B. Unresolved Staff Comments. Not required for a Smaller Reporting Company

Item 2. Properties.

The main offices of the Company and the Bank are owned by the Bank and are located in Washington, North Carolina. As of December 31, 2015, the Bank operated 33 full service banking offices and one loan administrative office located throughout eastern and central North Carolina. The Bank owns 11 of these offices, plus four additional branch offices for which the land is leased and the building is owned. The remaining offices are subject to leases. The Bank’s operations departments, including our customer call center, information technology, loan operations, deposit operations and accounting functions are housed in three office buildings owned by the Bank. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Management believes that the premises occupied by the Company and the Bank are well located, are suitably equipped to serve as financial services facilities, and are adequate to meet our current and future needs. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, consolidations or possible sales. We believe that we have adequate insurance to cover our owned and leased premises.

The book value of the Bank’s premises and equipment was $13.7 million at December 31, 2015. See Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information relating to premises, equipment and lease commitments.

Item 3. Legal Proceedings. Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or the Bank. At December 31, 2015, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 605 registered stockholders of record as of March 21, 2016.

Stock Price and Dividend Information. The following table presents the high and low trading price information of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

	Trading Prices and Dividends for Periods Indicated
Quarterly Period Ended	High	Low	Dividends
March 31, 2015	$8.25	$7.48	$0.025
June 30, 2015	8.36	7.81	0.025
September 30, 2015	8.20	7.41	0.025
December 31, 2015	9.59	7.72	0.025

March 31, 2014	$8.81	$7.68	$0.025
June 30, 2014	8.70	7.65	0.025
September 30, 2014	8.21	7.31	0.025
December 31, 2014	8.50	7.54	0.025

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 2015
Beginning date: October 1
Ending date: October 31	-0-	$0.00	-0-	127,806

November 2015
Beginning date: November 1
Ending date: November 30	-0-	0.00	-0-	127,806

December 2015
Beginning date: December 1
Ending date: December 31	-0-	0.00	-0-	127,806

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

Registrar and Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the Company’s stock registrar and transfer agent: Computershare Shareholder Services, P. O. Box 30170, College Station, Texas 77842-3170; toll-free at 1-800-368-5948; or via the Internet at www.computershare.com/investor.

Investor Information. Stockholders, investors and analysts interested in receiving additional information may contact Scott C. McLean, Chief Financial Officer, First South Bancorp, Inc., P. O. Box 2047, Washington, NC 27889; or via email at InvestorRelations@firstsouthnc.com.

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. is expected to be held Thursday, May 26, 2016 at 11:00 a.m. eastern time, at the First South Bank Operations Center, located at 220 Creekside Drive, Washington, North Carolina.

Item 6. Selected Financial Data. Not required for a Smaller Reporting Company

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

The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences and other loans. The Bank's earnings depend primarily on its net interest income, the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The Bank’s earnings are also impacted by the volume of noninterest income generated and noninterest expenses incurred.

Prevailing economic conditions, competition, as well as federal and state regulations, affect the operations of the Bank. The Bank's cost of funds is influenced by interest rates offered on deposits by other financial institutions in the Bank's market area and by general market interest rates. Lending activities are affected by the demand for financing of real estate and various types of commercial, consumer and mortgage loans, and by the interest rates offered on such financing. The Bank's business emphasis is to operate as a well-capitalized, profitable and independent community oriented financial institution dedicated to providing quality customer service and meeting the financial needs of the communities it serves. The Bank believes it has been effective in serving its customers because of its ability to respond quickly and effectively to customer needs and inquiries.

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of cash to meet its funding needs. Adequate liquidity guarantees sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. The Bank's primary sources of funds are customer deposits, loan principal and interest payments, proceeds from loan and securities sales, as well as access to wholesale funding sources such as advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and brokered certificates of deposits. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and local competition. The Bank’s primary investing activity is originating commercial, consumer and mortgage loans, lease financing receivables and purchases of investment securities. The Bank’s primary financing activities are attracting checking, certificate, and savings deposits and obtaining FHLB advances.

The levels of cash and cash equivalents depend on the Bank's operating, investing and financing activities during any given period. Cash and cash equivalents declined to $38.0 million at December 31, 2015, from $56.1 million at December 31, 2014, primarily to support loan portfolio growth. The Bank has other sources of liquidity if a need for additional funds arises. Investment securities available for sale, consisting of government agencies, mortgage-backed securities, municipal securities and corporate bonds totaled $248.3 million at December 31, 2015, versus $292.3 million at December 31, 2014. At December 31, 2015, the Bank also had investment securities held to maturity of $508,000. See Consolidated Statements of Cash Flows and Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information on the Bank's operating, investing and financing activities.

Borrowings consisting of junior subordinated debentures were $10.3 million at December 31, 2015 and 2014, respectively. There were $37.0 million of FHLB advances outstanding at December 31, 2015, compared to none at December 31, 2014. During 2015, the Bank utilized FHLB borrowings as a source of funds to support loan portfolio growth. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk.

The Bank has pledged certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 25% of the Bank’s total assets. The Bank had $228.2 million of credit availability with the FHLB at December 31, 2015, compared to $221.3 million at December 31, 2014. At December 31, 2015, the Bank had lendable collateral value with the FHLB totaling $162.0 million, of which $37.0 million had been utilized to secure outstanding advances. Additional collateral would be required in order to access total borrowings up to the credit availability limit. As of December 31, 2015, the Bank had pledged $113.4 million of loans as collateral to the Federal Reserve Bank of Richmond which provided the Bank with $73.6 million of borrowing capacity at the Federal Reserve Discount Window. In addition, at December 31, 2015, the Bank had available contingency funding sources of $70.0 million of pre-approved but unused lines of credit. See Notes 1 and 13 of the Notes to Consolidated Financial Statements for additional information.

Junior subordinated debentures totaling $10.3 million were outstanding at December 31, 2015 and 2014, respectively. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. On December 30, 2014, the Company swapped the interest rate on these debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in a rising rate environment. The debentures have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company, and for the Bank, as the Company invested the proceeds in the Bank as additional paid-in capital. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 23 of the Notes to Consolidated Financial Statements for additional information.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the “FDIC”) insured institution, the Bank is required to meet various federal and state regulatory capital standards. The Bank's total regulatory capital was $88.1 million at December 31, 2015, compared to $82.7 million at December 31, 2014.

The FDIC requires the Bank to meet the following minimum capital requirements: total risk-based capital, Tier 1 risk-based capital, leverage capital and common equity Tier 1 risk-based capital. The required minimum capital ratios are as follows:

1.	Total capital ratio of 8% of risk-weighted assets;
2.	Tier 1 capital ratio of 6% of risk-weighted assets;
3.	Leverage ratio of 4% of average total assets; and
4.	Common equity Tier 1 capital ratio of 4.5% of risk-weighted assets.

The Bank is also subject to the capital requirements of North Carolina banking law, as described in Part I, “Item 1. Business – Depository Institution Regulation – North Carolina Capital Requirements and Regulatory Action.” The Bank was in compliance with all regulatory capital requirements at December 31, 2015 and 2014. See Note 15 of the Notes to Consolidated Financial Statements for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2015 and 2014.

Interest Rate Risk and Asset/Liability Management. Interest rate risk reflects the risk of economic loss resulting from changes in interest rates. The risk of loss can be reflected in diminished and/or reduced potential net interest income in future periods. Interest rate risk arises primarily from interest rate risk inherent in lending and deposit taking activities. The Bank considers interest rate risk to be a significant risk, which could potentially have a material impact on earnings. The Bank measures its exposure to interest rate risk through net interest income simulation (“NII”) and calculating our economic value of equity ("EVE"). NII measures the Bank’s net interest income given various assumptions under various interest rate scenarios. EVE is derived by calculating the net present value of the cash flows from assets, liabilities and off-balance sheet items given a range of changes in market interest rates. The Bank's exposure to interest rates is reviewed on a quarterly basis by management and the Asset / Liability Management Committee (the “ALCO”). If the modeling results regarding net interest income and EVE are not within Board established targeted risk tolerance limits, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within acceptable levels.

The Bank strives to maintain a consistent net interest margin and reduce its exposure to changes in interest rates. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. Given our level of fixed rate lending, coupled with embedded floors in our floating rate loan portfolio and our level of interest-bearing non-maturity deposits that can reprice immediately, the Bank has potential exposure to a near-term rising interest rate environment, which could result in a net interest margin compression for the Company. Management has taken steps to lessen this exposure by adding more defensive investments in the investment portfolio and longer-term fixed rate funding to the balance sheet, including swapping the interest rate on its trust preferred debt to a fixed rate as described above.

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

Table 1 below does not reflect downward rate interest rate projections. Given the current historically low level of interest rates, management and the ALCO are focused on the institution’s exposure to a rising rate environment. The Board has adopted an interest rate risk management policy that establishes maximum decreases in EVE of 10%, 20%, 25% and 30%, and a maximum decrease in NII of 5%, 10%, 15% and 20%, in the event of an immediate 100 to 400 basis point increase or decrease in interest rates.

Table 1 below presents a static simulation projection of changes in EVE and net interest income, before provision for credit losses (“PCL”), in the event of sudden increases in market interest rates for the various rate shock levels at December 31, 2015. At December 31, 2015, the Bank's estimated changes in EVE and net interest income were within the Board established target limits. The Bank utilizes the services of a third party to assist with its interest rate risk modeling.

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income Before PCL
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$140,910	$(8,798)	(5.9)%	$32,639	$937	3.0%
+ 300 bp	148,518	(1,190)	(0.8)	32,876	1,174	3.7
+ 200 bp	153,295	3,587	2.4	32,720	1,018	3.2
+ 100 bp	153,912	4,204	2.8	32,230	528	1.7
Base	149,708	-	-	31,702	-	-

Certain shortcomings are inherent in the method of analysis presented in Table 1. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinance activity if market interest rates remain at or decrease below current levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Also, the ability of borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

Rate/Volume Analysis. A primary component of managing interest rate risk is based on changes in the volume of interest-earning assets and interest-bearing liabilities. Table 2 and Table 3 below summarize the changes in the volume of interest-earning assets and interest-bearing liabilities and their respective average balances during 2015 and 2014. Additionally, depending on market conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of available for sale investment securities, the Bank has the ability to sell securities should a need arise.

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume on average interest-earning assets and average interest-bearing liabilities. Table 2 below represents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of average interest-earning asset and average interest-bearing liability, information is provided on changes attributable to: changes in volume; changes in rate; and total change.

Table 2 – Rate/Volume Analysis	Year Ended December 31,			Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans receivable	$3,107	$(1,215)	$1,892	$766	$(1,524)	$(758)
Investments and deposits	1,793	(412)	1,381	215	49	264
Total earning assets	4,900	(1,627)	3,273	981	(1,475)	(494)

Interest expense:
Deposits	262	(36)	226	(183)	(175)	(358)
Borrowings	(106)	(55)	(161)	209	70	279
Junior subordinated debentures	-	239	239	-	(16)	(16)
Total interest-bearing liabilities	156	148	304	26	(121)	(95)
Change in net interest income	$4,744	$(1,775)	$2,969	$955	$(1,354)	$(399)

Analysis of Net Interest Income. Net interest income primarily represents the difference between income derived from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by both the difference between the yield on earning assets and the average cost of funds ("interest rate spread"), and the relative volume and mix of interest-earning assets, interest-bearing liabilities as well as noninterest-bearing deposits.

Table 3 below contains comparative information relating to the Company's average balance sheet for 2015 and 2014, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the average cost of funds. The tax equivalent net interest margin represents net interest income (tax adjusted basis) divided by average earning assets.

Net interest income for the year ended 2015 improved to $29.4 million, a $3.0 million or 11.2% increase, from the $26.4 million generated during the comparative year ended 2014. The tax equivalent net interest margin for the year ended 2015 was 3.64%, versus 4.06% for the prior year ended December 31, 2014.

The increase in interest income in 2015 from the comparative full year of 2014 is due to higher volumes of average earning assets. The 2015 loan growth coupled with the ramp up of investment securities in advance of the branch acquisition during the fourth quarter of 2014 fueled the average earning asset growth. The decline in net interest margin for the comparative full year period was due to the mix of average earning asset growth being more heavily weighted toward the investment portfolio. We anticipate that given a stable to slow rising interest rate environment, the margin should experience slight improvement as the mix continues to shift to higher yielding assets.

Table 3 – Yield/Cost Analysis	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$538,286	$25,840	4.75%	$471,862	$23,948	5.08%
Investments and deposits	284,355	6,611	2.61 (1)	191,774	5,230	2.73 (1)
Total earning assets	822,641	32,451	4.01 (1)	663,636	29,178	4.47 (1)

Nonearning assets	75,154			60,458
Total assets	$897,795			$724,094

Interest bearing liabilities:
Deposits	$627,052	2,368	0.38	$503,001	2,142	0.43
Borrowings	15,761	125	0.78	27,865	286	1.01
Junior subordinated debentures	10,310	562	5.37	10,310	323	3.09
Total interest bearing liabilities	653,123	3,055	0.47	541,176	2,751	0.51
Noninterest bearing demand deposits	157,953	-	-	99,391	-	-
Total sources of funds	811,076	3,055	0.38	640,567	2,751	0.43

Other liabilities	4,826			4,180
Stockholders’ equity	81,893			79,347
Total liabilities and equity	$897,795			$724,094

Net interest income		$29,396			$26,427

Interest rate spread (1)(2)			3.63%			4.04%
Net interest margin (1)(3)			3.64%			4.06%
Ratio of earning assets to interest bearing liabilities			125.95%			122.63%

1. Shown as a tax-adjusted yield.
2. Represents the difference between the average yield on earning assets and the average cost of funds.
3. Represents net interest income divided by average earning assets.

Results of Operations

Comparison of Financial Condition at December 31, 2015 and 2014.

Total assets increased to $946.3 million at December 31, 2015, from $885.4 million at December 31, 2014. Earning assets increased to $878.3 million at December 31, 2015, from $810.9 million at December 31, 2014. The ratio of earning assets to total assets was 92.8% at December 31, 2015, compared to 91.6% at December 31, 2014. The increase is attributable to a net increase in the volume of earning assets, resulting primarily from net growth in the loan and lease receivable portfolio, and partially offset by the sale of investment securities and a reduction in the level of cash on our balance sheet to help fund loan growth.

Interest-bearing deposits with banks declined to $18.6 million at December 31, 2015, from $32.8 million at December 31, 2014, also used to support loan portfolio growth. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The level of investment securities was $248.8 million at December 31, 2015, compared to $292.8 million at December 31, 2014. During 2015, there were $25.2 million of purchases, $46.2 million of sales, $21.2 million of principal repayments, a $1.2 million increase in unrealized holding gains, $1.4 million of net realized gains and $2.0 million of net accretion of premiums and discounts. In 2014 the Bank implemented a strategy to pre-invest a large portion of the anticipated proceeds from its 2014 branch acquisition transaction with Bank of America (“BOA”) into short and intermediate term investment securities until the funds could be converted to higher yielding assets. During 2015, the Bank sold $46.2 million of investment securities primarily to fund our loan portfolio growth and to exit certain municipal securities with exposure to the oil and gas industries. The Bank anticipates utilizing cash flows from interest payments, pay downs, and sales of securities to support future funding needs. The Bank may also sell investment securities to manage sensitivity to future interest rate changes. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information.

Total loans held for sale were $3.9 million at December 31, 2015, compared to $4.8 million at December 31, 2014, reflecting the net effect of current mortgage lending activity. During 2015, there were $34.6 million of loan sales, $32.6 million of loan originations net of principal payments and $1.1 million of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Loans serviced for others declined to $297.5 million at December 31, 2015, from $306.8 million at December 31, 2014, as principal repayments exceeded the volume of new loan sales. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Total loans and leases held for investment grew by $126.6 million during 2015. This reflects ten consecutive quarters of net growth in loans and leases held for investment. As a result of this net growth, total loans and leases held for investment increased to $607.0 million at December 31, 2015, from $480.4 million at December 31, 2014. During 2015, there were $127.6 million of originations net of principal payments, $453,000 of net charge-offs, $800,000 of provisions for credit losses and $992,000 of transfers to OREO. The Bank originates both fixed and adjustable rate secured and unsecured loans held for investment. Adjustable rate loans provide the ability to better manage exposure to market and interest rate risk due to changes in interest rates. The Bank continues to limit the origination of new acquisition and development loans, land loans or speculative lot loans. After successfully reducing its acquisition, development and construction concentration, the Bank has resumed originations, in select markets within its footprint, of speculative and pre-sold construction loans on 1-to-4 family residential properties and construction loans for commercial projects with an emphasis on owner-occupied and preleased non-owner occupied properties.

Improving asset quality metrics continues to be a key component of the Bank’s short and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructured loans (“TDRs”) on nonaccrual status declined to $3.2 million at December 31, 2015, from $5.0 million at December 31, 2014. The ratio of loans on nonaccrual status to total loans decreased to 0.5% at December 31, 2015, from 1.1% at December 31, 2014. The decline in non-accrual loans resulted primarily from management’s resolution of nonaccrual loan relationships during 2015. Loans are generally placed on nonaccrual status, and accrued but unpaid interest is reversed, when in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of 90 days. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the ALLL. Aside from the loans identified on nonaccrual status, there were no loans at December 31, 2015, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. See Notes 1, 4 and 6 of Notes to Consolidated Financial Statements for additional information.

The ALLL was $7.9 million at December 31, 2015, compared to $7.5 million at December 31, 2014, reflecting provisions for credit losses and net charge-offs. During 2015, there were $800,000 of provisions for credit losses and $453,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.30% at December 31, 2015, compared to 1.57% at December 31, 2014. See Part I, “Item 1. Business–Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

OREO acquired from foreclosures declined to $6.1 million at December 31, 2015, from $7.8 million at December 31, 2014. During 2015, there were $2.5 million of disposals, $195,000 of valuation adjustments, net of $992,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying value of these properties is representative of their fair market value, although there are no assurances that ultimate sales will be equal to or greater than the carrying value. See Notes 1, 7 and 20 of Notes to Consolidated Financial Statements for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $15.6 million at December 31, 2015, compared to $15.1 million at December 31, 2014, due to higher policy cash values. The investment returns from BOLI are used to recover a portion of the cost of providing benefit plans to certain employees.

Goodwill related to prior period acquisitions was $4.2 million at December 31, 2015 and 2014, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The Company’s goodwill is tested for impairment annually, and the most recent annual impairment test resulted in no goodwill impairment. Identifiable intangible assets were $1.9 million at December 31, 2015, compared to $2.2 million at December 31, 2014, reflecting the core deposit intangible associated with the BOA branch acquisition transaction, which is being amortized over a ten year period. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information.

Prepaid expenses, other assets and income tax receivable decreased by $710,000 during 2015, to $8.3 million at December 31, 2015, from $9.1 million at December 31, 2014, primarily reflecting changes in our income tax receivable. See Note 14 of Notes to Consolidated Financial Statements and Noninterest Expense below for additional information.

Total deposits increased by $23.0 million to $811.3 million at December 31, 2015, from $788.3 million at December 31, 2014. During 2015, non-interest bearing accounts, savings accounts and certificates of deposit grew by $22.0 million, $17.4 million and $5.7 million, respectively, and were offset by a decrease of $22.1 million in interest bearing demand balances. Certificates of deposits represented 32.1% of total deposits at December 31, 2015, compared to 32.3% at December 31, 2014. Non-interest bearing accounts increased to 20.9% of total deposits at December 31, 2015, from 18.7% at December 31, 2014. The Bank strives to manage the cost of deposits by monitoring the volume and rates paid on maturing CDs in relationship to current funding needs and market interest rates. The Bank did not renew all maturing CDs during 2015, but was able to reprice some of the maturing CDs at lower rates, and a portion migrated internally to non-maturity deposits. See Note 10 of Notes to Consolidated Financial Statements and Interest Expense below for additional information.

There were $37.0 million of FHLB borrowings outstanding at December 31, 2015, compared to none at December 31, 2014. During 2015, the Bank used FHLB borrowings as a low cost source of funds to support loan portfolio growth. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk. There was $10.3 million of junior subordinated debentures outstanding at both December 31, 2015 and 2014. See “Part I - Item 1. Business–Deposit Activity and Other Sources of Funds-Borrowings” above, and Notes 13 and 23 of Notes to Consolidated Financial Statements for additional information.

Stockholders' equity increased to $82.2 million at December 31, 2015, from $80.0 million at December 31, 2014. This increase primarily reflects $4.7 million of net income earned for the year ended December 31, 2015 net of a $721,000 decrease in accumulated other comprehensive income as well as $953,000 of cash dividends declared and $909,000 used to acquire shares of the Company’s common stock pursuant to an announced repurchase plan. See Consolidated Statements of Changes in Stockholders' Equity for additional information.

Accumulated other comprehensive income totaled $2.4 million at December 31, 2015, versus $3.2 million at December 31, 2014. The growth in equity coupled with a reduction in the Bank’s core deposit intangible resulted in an increase in tangible equity. As such, our tangible book value per common share increased to $8.02 at December 31, 2015, from $7.67 at December 31, 2014. See “Consolidated Statements of Comprehensive Income (Loss)” and Note 1 and x Notes to Consolidated Financial Statements for additional information.

The tangible equity to assets ratio was 8.04% at December 31, 2015, compared to 8.31% at December 31, 2014. The reduction in this ratio reflects the growth in our asset base as we utilize more of our capital.

There were 9,489,222 common shares outstanding at December 31, 2015, compared to 9,598,007 shares outstanding at December 31, 2014, reflecting the net effect of 3,359 shares issued pursuant to the vesting of restricted stock awards and 112,144 shares repurchased and retired through the stock repurchase program.

During the year ended December 31, 2015, the Company’s Board of Directors declared four quarterly cash dividend payments. The continued payment of cash dividends reflects the strong capital position of the Company, sound and improved financial performance and our desire to provide additional value to our stockholders. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs and economic conditions.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of December 31, 2015, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position was categorized as well capitalized. There are no conditions or events since December 31, 2015, that management believes have changed the Bank's well capitalized category. See Part I, “Item 1. Business – Depository Institution Regulation – Capital Requirements” and “Liquidity and Capital Resources” above and Note 15 of Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014.

General. The Company reported net income of $4.7 million for 2015, compared to $4.1 million for 2014. Net income per diluted common share was $0.49 per share for 2015, compared to $0.42 per share for 2014. Earnings for 2015 were positively impacted by increases in net interest income and non-interest income, as well as lower loan loss provisions, while non-interest expenses increased with the growth of our franchise and supporting infrastructure. The increase in net interest income reflects strong growth in our base of average earning assets over the past twelve months that was efficiently funded. The growth in non-interest income was driven by enhanced fee income from deposit service offerings as the benefits of the 2014 BOA branch acquisition transaction are being realized, coupled with income from our mortgage banking business and gains realized as certain bond positions were sold in support of funding growth in the loan portfolio. Non-interest expenses in 2015 exceeded that of 2014 due primarily to a full year of infrastructure expense added with the branches acquired from BOA. In addition, during 2015, the Bank incurred approximately $425,000 of one-time, pre-tax expenses associated with completing the BOA branch acquisition transaction. Pre-tax net income for 2014 reflects the impact of $1.7 million of one-time acquisition transaction expenses and the prepayment fee on FHLB advances. Excluding the net effects of these one-time expenses, net income for 2014 would have been $5.0 million, or $0.52 per diluted common share.

Key Performance Ratios. Key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. For 2015, ROA and ROE were 0.52% and 5.72%, respectively, compared to 0.57% and 5.18%, respectively, for 2014. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) was 84.53% for 2015, compared to 79.98% for 2014. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio is elevated for 2015 due primarily to franchise expansion. We anticipate the efficiency ratio to improve over time as the investments we have made in additional staff and infrastructure are able to generate an increased level of earnings. The 2014 key performance ratios were negatively impacted by the BOA acquisition transaction expenses and the FHLB prepayment fee.

Interest Income. Interest income increased to $32.5 million for 2015, from $29.2 million for 2014. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, and partially offset by a decline in yields on earning assets. Average earning assets increased during 2015 to $822.6 million, from $663.6 million for 2014, primarily reflecting the increase in investment securities acquired in the latter half of 2014, coupled with strong growth in the level of our loans and leases held for investment during the current year. The tax equivalent yield on average interest-earning assets declined to 4.01% for 2015, from 4.47% for 2014. While the Company experienced strong loan growth during 2015, given the current low rate environment, yields on new loan production were below historical levels.

Interest Expense. Interest expense increased to $3.1 million for 2015, from $2.8 million for 2014. This change in interest expense was primarily the result of an increased volume of average interest bearing liabilities that were needed to support asset growth. Interest expense benefited from a four basis point reduction in the overall cost of funds.

Average interest-bearing liabilities increased to $653.1 million for 2015, from $541.2 million for 2014. Average noninterest-bearing demand deposits increased to $158.0 million for 2015, from $99.4 million for 2014. These combined increases reflect the impact of the BOA branch acquisition as well as organic growth during 2015. The cost of average interest-bearing liabilities improved to 0.47% for 2015, from 0.51% for the comparative 2014 annual period. The Bank has managed its funding cost through a combination of growth in non-interest bearing demand deposits as well as an increase in lower cost non-maturity deposits. In addition, re-structuring of our FHLB advances allowed the Bank to lower the overall cost of these funds, while extending some maturities to provide protection in a rising rate environment. These savings were partially offset by additional cost on the longer-term portion of our CD portfolio and our junior subordinated debentures. Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in the event of a rising rate environment.

Net Interest Income. Net interest income for the year ended 2015 improved to $29.4 million, a $3.0 million or 11.2% increase, from the $26.4 million generated during the comparative year ended 2014. The tax equivalent net interest margin for the year ended 2015 declined by 42 basis points to 3.64%, from 4.06% for the comparative year ended 2014.

The increase in interest income in 2015 is due to higher volumes of earning assets. The 2015 loan growth coupled with the ramp up of investment securities in advance of the branch acquisition during the fourth quarter of 2014 fueled the expansion in our earning asset base. The decline in net interest margin for the comparative full year period was due to the mix of average earning asset growth, which was more heavily weighted toward investment securities. A significant portion of the investments acquired in the latter half of 2014 were shorter in duration, and therefore have lower yields, to provide additional cash flow to support future loan portfolio growth. In addition, we have experienced lower yields on our loan portfolio due to the current historically low rate environment coupled with strong competition for quality credit customers. While our asset yields are below historical levels, our efforts to increase our overall base of earning assets have resulted in a higher level of net interest income. Further, we continue to balance our customers’ desires to maintain liquidity in their deposit selection with the possibility of a rising rate environment. As customers have moved more funds into lower cost non-maturity and short-term CD’s, our funding costs have decreased on a year-over-year basis. Should the interest rate environment remain relatively unchanged, we anticipate our current margin to remain relatively stable, and perhaps experience some expansion over the near-term as the shift back to a more normalized earning asset mix. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank recorded $800,000 of provisions for credit losses in 2015, compared to $1.1 million for 2014. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The reduction in year-to-date provisions for credit losses is primarily attributable to the improvement in asset quality, as previously discussed. The provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See Part I, “Item 1. “Business-Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.

Noninterest Income. Total noninterest income increased to $14.3 million for 2015, from $8.6 million for 2014. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on sales of investment securities and OREO; and other miscellaneous income. The Bank strives to increase its noninterest income earned across both deposit and loan service offerings. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges, the largest component of noninterest income, increased to $8.1 million for 2015, from $4.4 million earned in 2014. Deposit fees and service charges represented 56.5% of total non-interest income for 2015, compared to 51.1% for 2014. This increase primarily reflects additional revenue generated from accounts acquired in the BOA branch acquisition transaction, as well as from the introduction of new products and product enhancements. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, and cross-selling existing customers with additional services.

The Bank’s mortgage division generates revenues through originations, sales and servicing of mortgage loans. Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $3.1 million in 2015, from $2.4 million for 2014. Due to volatility in interest rates, mortgage originations declined slightly in the second half of 2015. We anticipate the level of mortgage originations to improve as the overall economic climate improves in the Bank’s market area. The Bank sells the majority of its originated mortgage loans and retains the servicing rights. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for future securitization into available for sale mortgage-backed securities.

The Bank sold $34.6 million of loans held for sale in 2015, compared to $21.3 million sold in 2014. Loans serviced for others and mortgage servicing rights were $297.5 million and $1.3 million, respectively, at December 31, 2015, compared to $306.8 million and $1.2 million at December 31, 2014. We will continue to explore various strategies to enhance our non-interest income, including purchasing of servicing rights. The future levels of gains on sales of mortgage loans and loan servicing fees are dependent on the pricing and volume of new mortgage loan originations. Additionally, proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities.

Gains from sales of investment securities available for sale increased to $1.4 million for 2015, from $14,000 for 2014. As previously noted, during 2014, we implemented a strategy to pre-invest a large portion of the anticipated BOA branch acquisition transaction proceeds into short and intermediate term investment securities until the funds could be converted to higher yielding assets. The Bank sold $46.2 million of investment securities available for sale in 2015, compared to $788,000 sold in 2014, primarily to fund our loan portfolio growth, to provide liquidity, to support the Bank’s operating and financing activities, as well as to reduce exposure to certain municipalities.

In its continued efforts of disposing of nonperforming assets, the Bank recorded net gains on sales of other real estate owned properties of $40,000 for 2015, compared to $115,000 for 2014. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Included in other noninterest income is revenue from BOLI investments. BOLI earnings were $510,000 for 2015, compared to $531,000 for 2014. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing employee benefit plans.

Total core non-interest income, excluding net gains and losses from OREO and investment securities sales, increased to $12.8 million for 2015, from $8.5 million for 2014 primarily due to the increase in deposit fees and service charges.

Noninterest Expenses. Total non-interest expenses for 2015 increased to $36.4 million, compared to $28.5 million for 2014. The overall increase in noninterest expenses is attributable to the impact of building an infrastructure to operate and support a larger asset and deposit base resulting from the branch transaction with BOA in mid-December of 2014. In addition the Bank incurred approximately $425,000 and $1.7 million of one-time, pre-tax expenses associated with completing the BOA branch acquisition in 2015 and 2014, respectively.

Compensation and benefits expense, the largest component of non-interest expenses, increased to $19.4 million for 2015, from $15.8 million reported in 2014. The increase in compensation and benefits expense for 2015 is primarily attributable to the addition of expense for the staff in the branch offices acquired from BOA, the addition of experienced bankers to generate earning asset growth, as well as administrative staff required to support a much larger banking institution. Compensation and benefits expense for 2014 includes $241,000 of expenses associated with the acquisition of nine branches from BOA. The Bank will continue to invest in professionals that will allow us to meet the ongoing needs of our customers, expand our market share, and support future growth.

Premises and equipment expense increased to $5.3 million for 2015, from $3.6 million reported in 2014. Premises expense for 2014 included $94,000 of acquisition related expenses. While the BOA branch acquisition has resulted in a larger infrastructure cost than our historical levels, we continue to explore opportunities to gain efficiency and performance improvement from our branch network. Our continuing evaluation of current markets and facilities, as well as exploring new opportunities to expand our footprint, will impact future occupancy expenses.

The cost of FDIC insurance was $609,000 for 2015, compared to $566,000 reported in 2014. The change in volume of FDIC insurance is attributable to the growth in our balance sheet subsequent to the BOA branch acquisition transaction.

Advertising expense for 2015 increased to $820,000, from $667,000 reported in 2014. Advertising expense for 2014 included $205,000 of acquisition related expenses. We continue to invest in building our brand awareness throughout our expanded footprint with additional marketing efforts, and anticipate that our advertising expenses will continue at current levels.

Data processing costs for 2015 increased to $3.6 million, from $2.3 million for 2014. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes. The addition of new customers through the BOA transaction had a direct result in increasing our data processing expense. As we continue to focus on new customer acquisition and to invest in emerging technology to better serve our customer base, we anticipate that data processing costs will continue to rise, but at a slower pace than experienced during 2015.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, increased to $515,000 for 2015, from $221,000 for 2014. Amortization of mortgage servicing rights was $228,000 for 2015, compared to $213,000 for 2014. Amortization of the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization, was $287,000 for 2015, compared to $8,000 for the 2014, as the CDI was only on the books for a portion of December. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Total expenses attributable to ongoing maintenance, property taxes and insurance and valuation adjustments for OREO properties declined to $632,000 for 2015, from $650,000 for 2014. Expenses for ongoing maintenance, property taxes and insurance were $436,000 for 2015, compared to $445,000 for 2014. Total OREO valuation adjustments declined to $195,000 for 2015, from $204,000 for 2014. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information.

Other non-interest expense was $5.5 million for 2015, compared to $4.6 million for 2014. The year-over-year change in other non-interest expense is primarily due to the branch offices acquired from BOA. Other expense for 2015 includes $180,000 of one-time costs related to the BOA branch acquisition transaction. For 2014, other expense included $780,000 of one-time acquisition expenses and $345,000 of FHLB advances prepayment penalties.

Income Taxes. Income tax expense was $1.8 million for 2015, compared to $1.3 million for 2014. Changes in the amount of income tax expense reflect changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. Income taxes for 2015 included a one-time $80,000 expense adjustment due a write down of our deferred tax asset given the impending decline in the North Carolina statutory tax rate for 2016. The effective income tax rates were 28.2% for 2015, compared to 24.8% for 2014. Changes in the relative level of investments in BOLI and tax-exempt municipal bonds, combined with any income tax benefit related to the one-time expenses impact the level of income tax expense for the Company.

During 2015, the Company determined that its income tax expense associated with prior periods had been understated by a net amount of $434,000.  For the periods prior to 2014 the cumulative net income tax expense understatement was $651,000.  During 2014 the Company overstated income tax expense by $217,000.  As a result our deferred tax asset and our income tax receivable accounts have been adjusted to reflect the correction of this error, with a corresponding $434,000 reduction recorded to retained earnings effective as of December 31, 2014.  These corrections are similarly reflected as an adjustment to income tax expense, net income and retained earnings in the consolidated financial statements as of December 31, 2014.  Management has concluded that the error was not material to prior period consolidated financial statements. See Notes 1 and 14 of Notes to Consolidated Financial Statements for additional information.

The North Carolina State Legislature (the “Legislature”) enacted significant tax reform in 2013 for lowering the state’s corporate income tax rates.  The state corporate income tax rate for 2014 was reduced from 6.9% to 6.0%; was reduced to 5.0% for 2015; is scheduled to be reduced to 4.0% for 2016; and may be reduced to 3.0% for 2017 if certain revenue goals set by the Legislature are met.  We anticipate that this change in the state income tax rate will result in lowering of the Company’s income tax expense and effective tax rates over the near term.

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

Off-Balance Sheet Arrangements. The Bank is a party to certain financial instruments with off-balance sheet risk, in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. See Item 1. Business –“Lending Activities – Unfunded Commitments Composition” and Note 18 of the Notes to Consolidated Financial Statements for additional information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required for a Smaller Reporting Company

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015 and 2014

[Letterhead of Cherry Bekaert LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statement of financial condition of First South Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2015, and the related consolidated statement of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits. The consolidated financial statements of First South Bancorp, Inc. and Subsidiaries as of December 31, 2014, were audited by other auditors whose report dated March 25, 2015, expressed an unmodified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First South Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Correction of a prior period error

We also have audited the adjustments described in Note 1 and Note 14 that were applied to restate the 2014 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina

March 29, 2016

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited, before the effects of the adjustments for the correction of the errors described in Notes 1 (Significant Event) and 14, the consolidated statement of financial condition of First South Bancorp, Inc. and Subsidiary as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2014 (the 2014 consolidated financial statements before the effects of the adjustments discussed in Notes 1 and 14 have been withdrawn and are not presented herein). The 2014 consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the effects of the adjustments for the correction of the errors described in Notes 1 (Significant Event) and 14, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2014 and the results of their operations, comprehensive income, and cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Notes 1 (Significant Event) and 14 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Cherry Bekaert LLP.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 25, 2015

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2015 and 2014

	2015	2014
		(As restated)
ASSETS
Cash and due from banks	$19,425,747	$23,281,016
Interest-bearing deposits with banks	18,565,521	32,835,661
Investment securities available-for-sale, at fair value	248,294,725	292,298,910
Investment securities held-to-maturity	508,456	507,309
Mortgage loans held for sale	3,943,798	4,792,943

Loans and leases held for investment	607,014,247	480,436,270
Allowance for loan and lease losses	(7,866,523)	(7,519,970)
Net loans and leases held for investment	599,147,724	472,916,300

Premises and equipment, net	13,664,937	15,821,436
Other real estate owned	6,125,054	7,755,541
Federal Home Loan Bank stock, at cost	2,369,300	606,500
Accrued interest receivable	2,874,506	2,851,650
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,265,589	1,178,115
Identifiable intangible assets	1,895,514	2,182,909
Income tax receivable	-	1,591,105	(a)
Bank-owned life insurance	15,635,140	15,125,498
Prepaid expenses and other assets	8,348,385	7,467,178	(a)

Total assets	$946,282,972	$885,430,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$169,545,849	$147,543,594
Interest bearing demand	246,376,521	268,472,945
Savings	135,369,668	117,932,606
Large denomination certificates of deposit	116,299,196	111,523,043
Other time	143,730,993	142,808,182
Total deposits	811,322,227	788,280,370

Borrowings	37,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,479,971	6,837,701
Total liabilities	864,112,198	805,428,071

Commitments and contingencies (Note 18)

Common stock, $.01 par value, 25,000,000 shares authorized; 9,489,222 and 9,598,007 shares outstanding, respectively	94,892	95,980
Additional paid-in capital	35,936,911	35,869,195
Retained earnings	43,691,073	40,868,919	(a)
Accumulated other comprehensive income	2,447,898	3,168,482
Total stockholders' equity	82,170,774	80,002,576

Total liabilities and stockholders' equity	$946,282,972	$885,430,647

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015 and 2014

	2015	2014
		(As restated)
Interest income
Interest and fees on loans	$25,839,566	$23,947,521
Interest on investments and deposits	6,611,037	5,230,342
Total interest income	32,450,603	29,177,863

Interest expense
Interest on deposits	2,367,750	2,141,899
Interest on borrowings	124,865	285,831
Interest on junior subordinated debentures	561,694	323,113
Total interest expense	3,054,309	2,750,843

Net interest income	29,396,294	26,427,020
Provision for credit losses	800,000	1,100,000
Net interest income after provision for credit losses	28,596,294	25,327,020

Non-interest income
Deposit fees and service charges	8,072,893	4,387,235
Loan fees and charges	268,482	180,899
Mortgage loan servicing fees	1,090,196	984,623
Gain on sale and other fees on mortgage loans	2,022,813	1,419,721
Gain on sale of other real estate, net	40,351	115,137
Gain on sale of investment securities	1,417,716	13,509
Other income	1,385,524	1,484,062
Total non-interest income	14,297,975	8,585,186

Non-interest expense
Compensation and fringe benefits	19,377,688	15,834,616
Federal deposit insurance premiums	609,406	565,980
Premises and equipment	5,331,960	3,591,249
Advertising	820,308	667,337
Data processing	3,583,170	2,324,496
Amortization of intangible assets	515,044	221,070
Other real estate owned expense	631,675	649,848
Other	5,504,476	4,618,979
Total non-interest expense	36,373,727	28,473,575

Income before income tax expense	6,520,542	5,438,631
Income tax expense	1,837,329	1,349,009	(a)

NET INCOME	$4,683,213	$4,089,622	(a)

Net income per common share
Basic	$0.49	$0.43	(a)
Diluted	$0.49	$0.42	(a)
Dividends per share	$0.10	$0.10

Average basic shares outstanding	9,521,392	9,619,124
Average diluted shares outstanding	9,542,401	9,638,158

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015 and 2014

	2015	2014
		(As restated)

Net income	$4,683,213	$4,089,622 (a)

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	244,542	5,331,414
Tax effect	(92,927)	(2,025,937)
Unrealized holding gains on securities available-for-sale, net of tax amount	151,615	3,305,477

Unrealized gain (loss) on interest rate hedge position	10,821	(368,817)
Tax effect	(4,036)	137,317
Unrealized gain (loss) on interest rate hedge position, net of tax	6,785	(231,500)

Reclassification adjustment for realized gains included in net income	(1,417,716)	(13,509)
Tax effect	538,732	5,133
Reclassification adjustment for realized gains, net of tax	(878,984)	(8,376)

Other comprehensive income (loss), net of tax	(720,584)	3,065,601

Comprehensive income	$3,962,629	$7,155,223 (a)

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015 and 2014

					Accumulated
					other
		Additional			comprehensive
	Common	paid-in	Retained	Treasury	income,
	stock	capital	earnings	stock	net	Total
			(As restated)
Balance, December 31, 2013	96,539	35,809,397	38,198,363 (a)	-	102,881	74,207,180

Net income	-	-	4,089,622 (a)	-	-	4,089,622
Other comprehensive income, net	-	-	-	-	3,065,601	3,065,601
Retirement of common shares	(559)	-	(456,515)	-	-	(457,074)
Stock based compensation expense	-	59,798	-	-	-	59,798
Dividends ($.10 per share)	-	-	(962,551)	-	-	(962,551)

Balance, December 31, 2014	95,980	35,869,195	40,868,919 (a)	-	3,168,482	80,002,576

Net income	-	-	4,683,213	-	-	4,683,213
Other comprehensive income, net	-	-	-	-	(720,584)	(720,584)
Vesting of restricted stock awards, net	35	(989)	-	-	-	(954)
Retirement of common shares	(1,123)	-	(908,049)	-	-	(909,172)
Stock based compensation expense	-	68,705	-	-	-	68,705
Dividends ($.10 per share)	-	-	(953,010)	-	-	(953,010)

Balance, December 31, 2015	$94,892	$35,936,911	$43,691,073	$-	$2,447,898	$82,170,774

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015 and 2014

	2015	2014
		(As restated)
Operating activities:
Net income	$4,683,213	$4,089,622 (a)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	800,000	1,100,000
Depreciation	1,856,672	1,273,898
Amortization of intangibles	515,044	221,070
Accretion of discounts and premiums on securities, net	2,017,175	1,120,442
Deferred income taxes	1,784,184	1,190,172 (a)
(Gain) loss on disposal of premises and equipment	(643)	1,915
Gain on sale of other real estate owned	(40,351)	(115,137)
Gain on sale of loans held for sale	(1,105,438)	(641,594)
Gain on sale of investment securities available-for-sale	(1,417,716)	(13,509)
Stock based compensation expense	68,705	59,798
Originations of loans held for sale, net	(32,612,744)	(22,413,812)
Proceeds from sale of loans held for sale	34,567,327	21,254,480
Other operating activities	(2,078,252)	1,727,874
Net cash provided by operating activities	9,037,176	8,855,219

Investing activities:
Proceeds from sale of investment securities available-for-sale	46,235,645	787,500
Purchases of investment securities available-for-sale	(25,212,930)	(153,293,758)
Proceeds from principal repayments of mortgage-backed securities available-for-sale	21,207,690	14,717,333
Originations of loans held for investment, net of principal repayments	(128,022,941)	(30,526,607)
Proceeds from disposal of premises and equipment	1,690,010	-
Proceeds from disposal of other real estate owned	2,467,095	3,074,944
Purchase of bank-owned life insurance	(509,642)	(4,031,316)
(Purchase) Sale of FHLB stock	(1,762,800)	242,300
Purchase of premises and equipment	(1,433,433)	(2,496,437)
Net cash received from acquisition	-	166,439,050
Net cash used in investing activities	(85,341,306)	(5,086,991)

Financing activities:
Net increase in deposit accounts	23,041,857	29,532,759
Net increase in FHLB borrowings	37,000,000	-
Cash paid for dividends	(953,010)	(962,551)
Retirement of common shares	(909,172)	(457,074)
Vesting of restricted stock awards, net	(954)	-
Net cash provided by financing activities	58,178,721	28,113,134

Increase (decrease) in cash and cash equivalents	(18,125,409)	31,881,362
Cash and cash equivalents, beginning of year	56,116,677	24,235,315
Cash and cash equivalents, end of year	$37,991,268	$56,116,677

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015 and 2014 and for the Years Ended December 31, 2015 and 2014

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Nature of Operations.  First South Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia. First South Bank (the "Bank"), the wholly owned subsidiary of the Company, is organized and incorporated under the laws of the State of North Carolina. The Federal Reserve Board regulates the Company, and the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (“Commissioner”) regulate the Bank.

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiaries, First South Leasing, LLC is organized and incorporated under the laws of the State of North Carolina and First South Investments, Inc. is organized and incorporated under the laws of the State of Delaware. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company follows accounting principles generally accepted in the United States of America and general practices within the financial services industry as summarized below:

Significant Event.  During the year ended December 31, 2015, the Company identified historical errors related to its deferred tax asset and income tax receivable accounts as well as income tax expense.  As a result of the historical error, the Company determined that its cumulative income tax expense associated with prior periods had been understated by a net amount of $434,000 for all periods prior to December 31, 2014.  The Company assessed the impact of the errors on its prior period financial statements included in the December 31, 2013, Form 10-K and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements.  Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors in the current year would have been material for the fiscal year 2015.  For the periods prior to December 31, 2014, the cumulative net income tax expense understatement was $651,000.  Consequently, the Company has revised its prior period financial statements by adjusting ending retained earnings as of December 31, 2013, in the amount of $651,000.  During 2014 the Company overstated income tax expense by $217,000.  As a result, the Company has adjusted income tax expense accordingly.

The financial statements as of December 31, 2014, included herein have been prepared in light of the cumulative revisions above.  The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

The impact of the above adjustments compared to amounts previously presented is as follows:

	December 31, 2014		December 31, 2013
	As filed	As restated	As filed	As restated
Consolidated Statement of Financial Condition
Income tax receivable	$2,594,376	$1,591,105
Prepaid expenses and other assets	$6,898,192	$7,467,178	$9,599,143	$8,948,180
Total assets	$885,864,932	$885,430,647	$674,721,943	$674,070,980
Retained earnings	$41,303,204	$40,868,919	$38,849,326	$38,198,363
Total stockholders' equity	$80,436,861	$80,002,576	$74,858,143	$74,207,180

	Year Ended
	December 31,
	2014	2014
	As filed	As restated
Consolidated Statement of Operations
Income tax expense	$1,565,687	$1,349,009
Net income	$3,872,944	$4,089,622
Basic earnings per share	$0.40	$0.43
Diluted earnings per share	$0.40	$0.42

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid assets such as cash on hand, non-interest bearing deposits and amounts in clearing accounts due from correspondent banks and clearing balances required to be maintained with the Federal Reserve. At times, the Bank places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits.

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

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Dividend and interest income are recognized when earned. Sales of investment securities are recorded at trade date, with realized gains and losses on sales determined using the specific identification method and included in non-interest income.

Our investment securities portfolio includes residential mortgage-backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we consider estimates of future principal prepayments of these underlying residential mortgage loans in the calculation of the constant effective yield used to apply the interest method for income recognition.

The Company evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value would be recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale.  The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Bank marks these mortgage loans to market. The Bank originates mortgage loans for sale that have been approved by secondary investors. The Bank issues an interest rate lock commitment to a borrower and concurrently “locks-in” with a secondary market investor, under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. At the time the loan is sold to an investor the Bank realizes the origination fee received from borrowers and a servicing release premium, if sold with servicing released, from the investor. However, the majority of our mortgage loans held for sale are sold with mortgage servicing rights retained. In these instances the Company recognizes income on these rights based on their estimate of their fair value. See “Mortgage Servicing Rights” below for additional information.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Loans Held for Investment and Allowance for Credit Losses.  Loans held for investment are stated at the amount of unpaid principal, net of deferred origination fees, and reduced by an allowance for credit losses. Interest on loans is accrued based on the principal amount outstanding and is recognized using the interest method. Loan origination fees, as well as certain direct loan origination costs, are deferred. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans. Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration. Fees for originating loans for other financial institutions are recognized as loan fee income.

A loan is considered impaired, based on current information and events, if it is probable that scheduled payments of principal or interest due according to the contractual terms of the loan agreement are uncollectible. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at historical effective interest rates; while collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships and obtaining related data. This data includes the borrower’s loan payment status, current financial data and factors such as cash flows and operating income or loss, among others.

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

Other Real Estate Owned.  Real estate assets acquired through loan foreclosure are recorded as other real estate owned (“OREO”) at the lower of the estimated fair value of the property less estimated costs to sell or the carrying amount of the loan plus unpaid accrued interest at the date of foreclosure. The carrying amount is subsequently reduced by additional valuations which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed. Valuation adjustments recognized during the years ended December 31, 2015 and 2014 were $195,000 and $204,000, respectively.

Income Recognition on Impaired and Nonaccrual Loans.  Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Troubled Debt Restructurings.  The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but are not limited to, any one or a combination of the following: being approached or contacted by the borrower to modify loan terms; review of the borrower’s financial statements indicates the borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports. Not all loan modifications constitute troubled debt restructurings (“TDRs”). Identifying whether a loan restructuring is a TDR is based upon individual facts and circumstances and requires the use of judgment on a loan-by-loan basis. The Bank must first determine if the borrower is experiencing financial difficulty. A restructuring constitutes a TDR, if for economic or legal reasons related to an individual borrower’s financial condition, the Bank grants a concession to the borrower that would not otherwise be considered. A restructuring that results in only a delay in payment that is insignificant is not a concession.

Mortgage Servicing Rights.  When mortgage loans are sold with servicing retained, the proceeds are allocated between the related loans and the retained mortgage servicing rights (“MSRs”) based on their relative fair values. Servicing assets and liabilities are amortized over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value. The Company recorded amortization of MSRs of $227,648 and $213,210 during the years ended December 31, 2015 and 2014, respectively. There were no impairments recognized during the years ended December 31, 2015 and 2014.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 40 years for leasehold improvements and buildings, and 3 to 7 years for furniture, fixtures and equipment. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

Investment in Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.09% of the Bank’s total assets with a cap of $15.0 million, and an activity based component of 4.25% of outstanding FHLB advances. At December 31, 2015 and 2014, the Bank owned 23,693 and 6,065 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2015.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill created in a purchase business combination has an indefinite useful life that is not amortized. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2015 and 2014, respectively. Intangible assets with useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheet. Other intangible assets consist of core deposit intangibles (CDI) arising from branch acquisitions and will be amortized over 10 years.

Income Taxes.  The Company has adopted FASB ASC 740-10, regarding uncertain income tax positions.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Company has determined that it has no material uncertain income tax positions as of December 31, 2015.  Also, the Company does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Company includes interest and penalties in the financial statements as a component of income tax expense; however, no interest or penalties are included in the Company's income tax expense for the years ended December 2015 and 2014, respectively. The Company and the Bank file a consolidated federal income tax return, and separate state income tax returns. The Company's income tax returns for years ended after December 31, 2011 remain open for examination.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss).   The Company's comprehensive income (loss) includes net income (loss) and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods.

Accumulated Other Comprehensive Income.  The following table presents the changes in accumulated other comprehensive income (AOCI), net of taxes:

	Unrealized Holding Gains(Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains(Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$125	$(22)	$103
Other comprehensive income (loss) before reclassifications	3,305	(232)	3,073
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	3,297	(232)	3,065
Balance at December 31, 2014	3,422	(254)	3,168
Other comprehensive income before reclassifications	279	7	286
Amounts reclassified from AOCI	(1,006)	-	(1,006)
Net current period other comprehensive income (loss)	(727)	7	(720)
Balance at December 31, 2015	$2,695	$(247)	$2,448

Advertising.  Advertising costs are expensed as incurred. For the years ended December 31, 2015 and 2014, the Company incurred advertising expense totaling $820,308 and $667,337, respectively.

Segment Information.  The Company follows financial accounting standards which specify guidelines for determining its operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates in one business segment, the providing of general commercial financial services to customers located in its market areas. The various products are those generally offered by community banks. The allocation of Bank resources is based on overall performance of the Bank, rather than individual branches or products.

New Accounting Pronouncements and Changes in Accounting Principles.  The following are Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2015-14 issued in August 2015, amended the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this ASU is to simplify the presentation of debt issuance costs. The amendments in this ASU would require that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of debt liability, consistent with debt discounts and premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this ASU. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded. For public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public entities, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this ASU to have a material impact on its consolidated financial statements, as it does not have a classified balance sheet.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this ASU eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. This ASU will require both types of leases to be recognized on the balance sheet. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Compensated Absences.  The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Subsequent Events.  On February 12, 2016, the Bank closed three branch offices located in Grantsboro, Kitty Hawk and Kenansville, North Carolina and consolidated all customer accounts associated with those branches into its branch offices located in New Bern, Kill Devil Hills, Mount Olive, and Wallace, North Carolina.

We have evaluated subsequent events after December 31, 2015, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after December 31, 2015, that required adjustments to or disclosure in the Consolidated Financial Statements.

2. INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at December 31, 2015 and 2014, are summarized as follows:

	Amortized	Gross	Gross	Fair
Securities available for sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
December 31, 2015
Government agencies	$30,850	$541	$6	$31,385
Mortgage-backed securities	128,820	3,141	277	131,684
Municipal securities	55,534	1,305	8	56,831
Corporate bonds	28,744	-	349	28,395
Total	$243,948	$4,987	$640	$248,295

December 31, 2014
Government agencies	$30,911	$397	$76	$31,232
Mortgage-backed securities	170,443	4,384	547	174,280
Municipal securities	54,014	1,797	109	55,702
Corporate bonds	31,411	36	362	31,085
Total	$286,779	$6,614	$1,094	$292,299

	Amortized	Gross	Gross	Fair
Securities held to maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
December 31, 2015
Government agencies	$508	$2	$-	$510
Total	$508	$2	$-	$510

December 31, 2014
Government agencies	$507	$5	$-	$512
Total	$507	$5	$-	$512

The following table presents a summary of realized gains and losses from the sale of available for sale investment securities:

	Years Ended December 31,
	2015	2014
	(In thousands)
Proceeds from Sale	$46,236	$788

Gross realized gains on sales	1,429	14
Gross realized losses on sales	(11)	-
Total realized gains (losses), net	$1,418	$14

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at December 31, 2015 and 2014. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

2. INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2015
Government agencies	$3,785	$12	$-	$-	$3,785	$12
Mortgage-backed securities	51,956	264	2,641	7	54,597	271
Municipal securities	1,530	8	-	-	1,530	8
Corporate bonds	16,115	120	11,280	229	27,395	349
Total	$73,386	$404	$13,921	$236	$87,307	$640

December 31, 2014
Government agencies	$11,790	$76	$-	$-	$11,790	$76
Mortgage-backed securities	61,106	527	3,093	20	64,199	547
Municipal securities	5,469	99	904	10	6,373	109
Corporate bonds	21,670	256	3,894	106	25,564	362
Total	$100,035	$958	$7,891	$136	$107,926	$1,094

The following table summarizes the amortized cost and fair values of the investment securities portfolio at December 31, 2015, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
Securities available for sale:	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Government agencies
Amortized cost	$-	$15,413	$15,438	$-
Fair value	-	15,576	15,809	-
Mortgage-backed securities
Amortized cost	-	63,149	42,277	23,393
Fair value	-	63,739	42,956	24,989
Municipal securities
Amortized cost	2,729	21,653	26,193	4,959
Fair value	2,736	22,163	26,854	5,078
Corporate bonds
Amortized cost	-	18,746	9,998	-
Fair value	-	18,624	9,771	-
Total Amortized cost	$2,729	$118,961	$93,906	$28,352
Total Fair value	$2,736	$120,102	$95,390	$30,067
Securities held to maturity:
Government agencies
Amortized cost	$-	$508	$-	$-
Fair value	-	510	-	-
Total Amortized cost	$-	$508	$-	$-
Total Fair value	$-	$510	$-	$-

FHLB Agency Bonds with an amortized cost of $11.8 million were pledged as collateral for public deposits at December 31, 2015, compared to $9.7 million at December 31, 2014. In addition, a government agency bond with an amortized cost of $508,000 and $507,000 was pledged as collateral on an interest rate swap transaction at December 31, 2015 and 2014, respectively.

Prior to purchasing any security, the Bank ensures the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) the Bank must expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade.

2. INVESTMENT SECURITIES (Continued)

To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (“NRSRO”). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following criteria pertaining to the obligor is acquired and reviewed as part of the Bank’s credit analysis: Data from debt offerings (prospectus/offering circular); data from regulatory filings (Securities and Exchange Commission Forms 10-K, 10-Q, 8-K); data available from the obligor’s website (annual reports, press releases); data obtained from a third party (bond broker, analyst); NRSRO report on the initial offering and/or subsequent reviews of the issuer; or other pertinent available financial information. There have been no instances where the NRSRO’s credit rating has significantly differed from that of the Bank’s credit analysis.

At December 31, 2015, the investment securities portfolio included 56 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	December 31, 2015
Obligations of state and political subdivisions:	Amortized Cost	Fair Value
General obligation bonds:	(In thousands)
Pennsylvania	$6,461	$6,589
California	3,612	3,709
Washington	3,430	3,436
Indiana	2,468	2,483
North Carolina	2,375	2,408
South Carolina	2,261	2,321
Alabama	1,839	1,860
Texas	1,814	1,848
Other (11 states)	10,175	10,481
Total general obligation bonds	34,435	35,135
Revenue bonds:
New York	7,307	7,531
North Carolina	3,781	3,893
Mississippi	2,348	2,378
Oklahoma	2,277	2,369
Pennsylvania	1,827	1,886
Other (3 states)	3,559	3,639
Total revenue bonds	21,099	21,696
Total obligations of state and political subdivisions	$55,534	$56,831

The largest exposure in general obligation bonds is issued by King County, Washington, with a total amortized cost basis of $2.4 million and total fair value of $2.4 million at December 31, 2015.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	December 31, 2015
	Amortized Cost	Fair Value
Revenue bonds by revenue source:	(In thousands)
University and college	$8,694	$8,945
Public improvements	5,046	5,204
Pension funding	1,827	1,886
Refunding bonds	1,111	1,128
Other	4,421	4,533
Total revenue bonds	$21,099	$21,696

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of December 31, 2015, this issue had an amortized cost of $2.9 million and fair value of $3.0 million.

3. LOANS HELD FOR SALE

The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at December 31, 2015 and 2014, the Bank marked these mortgage loans to market. Mortgage loans held for sale at December 31, 2015 and December 31, 2014, had estimated fair market values of $3.9 million and $4.8 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at December 31, 2014 and 2014, respectively:

Forward Contracts	December 31, 2015		December 31, 2014
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$78	$2,882	$111	$4,099

4. LOANS HELD FOR INVESTMENT

The following table summarizes loans held for investment at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$68,229	11.2%	$64,647	13.4%
Residential construction	3,934	0.6	1,382	0.3
Residential lots and raw land	157	0.1	828	0.2
Total mortgage loans	72,320	11.9	66,857	13.9

Commercial loans and leases:
Commercial real estate	338,714	55.7	255,800	53.2
Commercial construction	42,987	7.1	27,646	5.7
Commercial lots and raw land	28,271	4.7	27,502	5.7
Commercial and Industrial	45,481	7.5	28,379	5.9
Lease receivables	17,235	2.8	12,392	2.6
Total commercial loans and leases	472,688	77.8	351,719	73.1

Consumer loans:
Consumer real estate	17,239	2.8	18,863	3.9
Consumer construction	196	0.1	1,412	0.3
Consumer lots and raw land	9,643	1.6	10,430	2.2
Home equity lines of credit	29,709	4.8	28,059	5.8
Consumer other	6,070	1.0	3,932	0.8
Total consumer loans	62,857	10.3	62,696	13.0

Gross loans held for investment	607,865	100.0%	481,272	100.0%

Less deferred loan origination fees, net	850		836
Less allowance for loan and lease losses	7,867		7,520

Net loans held for investment	$599,148		$472,916

The Bank has pledged eligible loans as collateral for potential borrowings from the FHLB and the Federal Reserve Bank of Richmond (FRB). At December 31, 2015, the Bank pledged $220.6 million and $113.4 million of loans to the FHLB and FRB, respectively. See Note 13 below, for additional information.

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents nonaccrual loans, including TDR loans, accounted for on a nonaccrual basis and segregated by class of financing receivables at the dates indicated.

Non-accrual loans held for investment:	December 31, 2015	December 31, 2014
Non-TDR loans accounted for on a non-accrual status:	(Dollars in thousands)
Residential real estate	$635	$727
Residential lots and raw land	-	11
Commercial real estate	594	554
Commercial construction	-	-
Commercial lots and raw land	-	32
Commercial and Industrial	-	-
Lease receivables	95	69
Consumer real estate	148	214
Consumer lots and raw land	140	124
Home equity lines of credit	81	61
Consumer other	2	6
Total non-TDR loans accounted for on a nonaccrual status	1,695	1,798

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	-	1,182
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer real estate	159	51
Total Past Due TDRs	159	1,233

Current TDRs:
Residential real estate	809	834
Commercial real estate	534	127
Commercial construction	-	-
Commercial lots and raw land	-	1,046
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total Current TDRs	1,343	2,007

Total TDR loans accounted for on a nonaccrual status	1,502	3,240
Total non-performing loans	$3,197	5,038
Percentage of total loans held for investment, net	0.5%	1.1%
Loans over 90 days past due, still accruing	$115	$389
Other real estate owned	6,125	7,756
Total non-performing assets	$9,437	$13,183

Cumulative interest income not recorded on loans accounted for on a nonaccrual basis was $71,723 and $109,598 at December 31, 2015 and 2014, respectively.

4. LOANS HELD FOR INVESTMENT (Continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2015 and 2014:

	30-59	60-89	Greater	Total		Total	Over 90
Past due loans held for	Days	Days	Than	Past		Financing	Days and
investment:	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2015
Residential real estate	$2,238	$107	$354	$2,699	$65,530	$68,229	$115
Residential construction	120	-	-	120	3,814	3,934	-
Residential lots and raw land	-	-	-	-	157	157	-
Commercial real estate	1,054	227	103	1,384	337,330	338,714	-
Commercial construction	-	-	-	-	42,987	42,987	-
Commercial lots and raw land	69	-	-	69	28,202	28,271	-
Commercial and Industrial	3	-	-	3	45,478	45,481	-
Lease receivables	-	-	95	95	17,140	17,235	-
Consumer real estate	429	113	237	779	16,460	17,239	-
Consumer construction	-	-	-	-	196	196	-
Consumer lots and raw land	211	-	140	351	9,292	9,643	-
Home equity lines of credit	122	72	34	228	29,481	29,709	-
Consumer other	3	2	1	6	6,064	6,070	-
Total	$4,249	$521	$964	$5,734	$602,131	$607,865	$115

	30-59	60-89	Greater	Total		Total	Over 90
Past due loans held for	Days	Days	Than	Past		Financing	Days and
investment:	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2014
Residential real estate	$1,553	$361	$944	$2,858	$61,789	$64,647	$389
Residential construction	-	-	-	-	1,382	1,382	-
Residential lots and raw land	-	2	9	11	817	828	-
Commercial real estate	1,099	444	1,182	2,725	253,075	255,800	-
Commercial construction	-	-	-	-	27,646	27,646	-
Commercial lots and raw land	307	39	32	378	27,124	27,502	-
Commercial and Industrial	63	-	-	63	28,316	28,379	-
Lease receivables	-	-	69	69	12,323	12,392	-
Consumer real estate	501	164	149	814	18,049	18,863	-
Consumer construction	-	-	-	-	1,412	1,412	-
Consumer lots and raw land	-	21	124	145	10,285	10,430	-
Home equity lines of credit	45	30	46	121	27,938	28,059	-
Consumer other	12	-	6	18	3,914	3,932	-
Total	$3,580	$1,061	$2,561	$7,202	$474,070	$481,272	$389

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents information on loans that were considered impaired as of December 31, 2015 and 2014. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2015, impaired loans included $2.4 million of impaired TDRs, compared to $4.6 million at December 31, 2014.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2015	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,087	$1,384	$-	$1,180	$62
Commercial real estate	9,521	9,573	-	10,883	564
Commercial construction	574	574	-	305	14
Commercial lots and raw land	2,616	2,616	-	2,764	139
Commercial and Industrial	42	42	-	44	2
Consumer real estate	201	207	-	277	8
Consumer lots and raw land	50	50	-	55	3
Home equity lines of credit	50	51	-	56	2
Consumer other	42	42	-	44	2
Subtotal:	14,183	14,539	-	15,608	796
With an allowance recorded:
Commercial real estate	821	823	365	1,434	57
Commercial and Industrial	14	14	14	61	2
Consumer real estate	79	79	30	100	2
Consumer lots and raw land	723	723	209	619	35
Subtotal	1,637	1,639	618	2,214	96
Totals:
Residential	1,087	1,384	-	1,180	62
Commercial	13,588	13,642	379	15,491	778
Consumer	1,145	1,152	239	1,151	52
Grand Total	$15,820	$16,178	$618	$17,822	$892

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2014	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,505	$1,802	$-	$1,268	$74
Commercial real estate	12,331	12,361	-	13,851	721
Commercial construction	103	103	-	1,793	5
Commercial lots and raw land	2,951	2,958	-	3,623	159
Commercial and Industrial	46	46	-	48	2
Consumer real estate	192	192	-	258	6
Consumer lots and raw land	59	59	-	477	4
Home equity lines of credit	58	58	-	46	3
Consumer other	46	46	-	76	2
Subtotal:	17,291	17,625	-	21,440	976
With an allowance recorded:
Residential real estate	235	235	185	47	11
Commercial real estate	1,530	1,569	167	2,638	74
Commercial lots and raw land	416	418	251	152	29
Consumer real estate	132	132	19	139	6
Consumer lots and raw land	643	643	165	584	31
Home equity lines of credit	25	25	5	15	-
Subtotal	2,981	3,022	792	3,575	151
Totals:
Residential	1,740	2,037	185	1,315	85
Commercial	17,377	17,455	418	22,105	990
Consumer	1,155	1,155	189	1,595	52
Grand Total	$20,272	$20,647	$792	$25,015	$1,127

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

The following table presents information on risk ratings of the commercial and consumer held for investment loan portfolios, segregated by loan class as of December 31, 2015 and 2014:

December 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,788	-	160	3,757
3-Average	98,148	10,023	2,247	8,095
4-Acceptable	209,936	31,139	18,086	30,218
5-Watch	11,877	391	3,821	1,350
6-Special Mention	7,872	860	2,715	41
7-Substandard	8,093	574	1,242	2,020
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$338,714	$42,987	$28,271	$45,481

4. LOANS HELD FOR INVESTMENT (Continued)

December 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,253	$196	$7,906	$29,523	$6,000
6-Special Mention	679	-	1,270	61	26
7-Substandard	307	-	277	125	44
8-Doubtful	-	-	190	-	-
9-Loss	-	-	-	-	-
Total	$17,239	$196	$9,643	$29,709	$6,070

December 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,977	$3,934	$157	$17,140
6-Special Mention	791	-	-	-
7-Substandard	1,461	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,229	$3,934	$157	$17,235

December 31, 2014
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,030	778	24	955
3-Average	53,699	5,681	1,560	5,264
4-Acceptable	166,639	17,701	16,601	19,562
5-Watch	16,117	2,641	3,948	458
6-Special Mention	7,195	515	3,201	2,051
7-Substandard	10,120	330	2,168	89
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$255,800	$27,646	$27,502	$28,379

December 31, 2014
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$17,796	$1,412	$9,958	$27,828	$3,866
6-Special Mention	636	-	288	60	4
7-Substandard	431	-	184	171	62
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$18,863	$1,412	$10,430	$28,059	$3,932

December 31, 2014
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$61,779	$1,382	$817	$12,323
6-Special Mention	684	-	-	-
7-Substandard	2,095	-	11	69
8-Doubtful	89	-	-	-
9-Loss	-	-	-	-
Total	$64,647	$1,382	$828	$12,392

5. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments, for the years ended December 31, 2015 and 2014, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2013	7,609,467	264,323	7,873,790
Provisions for credit losses	1,100,000	25,407	1,125,407
Loans charged off	(1,316,082)	-	(1,316,082)
Recoveries	126,585	-	126,585
Balance at December 31, 2014	7,519,970	289,730	7,809,700
Provisions for credit losses	800,000	46,457	846,457
Loans charged off	(702,557)	-	(702,557)
Recoveries	249,110	-	249,110
Balance at December 31, 2015	$7,866,523	$336,187	$8,202,710

The following table presents a summary of activity in the allowance for credit losses, with charge-off and recovery by class of financing receivable, for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Allowance for loan and lease losses at beginning of period	$7,520	$7,609
Allowance for unfunded commitments at beginning of period	290	264
Total allowance for credit losses at beginning of period	7,810	7,873
Provision for loan and lease losses	800	1,100
Provision for unfunded commitments	46	26

Loans charged-off:
Residential real estate	(301)	(33)
Commercial real estate	(172)	(738)
Commercial construction	-	-
Commercial lots and raw land	(33)	(110)
Commercial and Industrial	-	(53)
Lease receivables	-	(3)
Consumer real estate	(85)	(54)
Consumer lots and raw land	(85)	(260)
Home equity lines of credit	(13)	(13)
Consumer other	(13)	(52)
Total charge-offs	(702)	(1,316)
Recoveries of loans previously charged-off:
Residential real estate	1	-
Commercial real estate	83	42
Commercial construction	-	3
Commercial lots and raw land	4	8
Commercial and Industrial	-	9
Consumer real estate	18	30
Consumer lots and raw land	8	-
Home equity lines of credit	36	14
Consumer other	99	21
Total recoveries	249	127
Net charge-offs	(453)	(1,189)
Allowance for loan and lease losses at end of period	7,867	7,520
Allowance for unfunded commitments at end of period	336	290
Total allowance for credit losses at end of period	$8,203	$7,810

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the years ended December 31, 2015 and 2014:

	December 31, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$982	$(116)	$-	$(136)	$730	$67,142
Residential construction	17	-	-	30	47	3,934
Residential lots and raw land	11	-	-	(9)	2	157
Commercial real estate	3,516	(3)	48	504	4,065	328,372
Commercial construction	375	-	-	143	518	42,413
Commercial lots and raw land	377	-	-	(74)	303	25,655
Commercial and industrial	400	-	4	237	641	45,425
Lease receivables	172	-	-	24	196	17,235
Consumer real estate	250	-	18	(70)	198	16,959
Consumer construction	19	-	-	(17)	2	196
Consumer lots and raw land	152	-	-	(27)	125	8,870
Home equity lines of credit	405	(13)	1	(42)	351	29,659
Consumer other	52	(13)	99	(67)	71	6,028
Total	6,728	(145)	170	496	7,249	592,045
Individually evaluated for impairment:
Residential real estate	185	(185)	1	(1)	-	1,087
Commercial real estate	167	(169)	35	(33)	-	10,342
Commercial construction	-	-	-	-	-	574
Commercial lots and raw land	251	(33)	-	147	365	2,616
Commercial and industrial	-	-	-	14	14	56
Consumer real estate	19	(85)	-	96	30	280
Consumer lots and raw land	165	(85)	8	121	209	773
Home equity lines of credit	5	-	35	(40)	-	50
Consumer other	-	-	-	-	-	42
Total	792	(557)	79	304	618	15,820
Grand Total	$7,520	$(702)	$249	$800	$7,867	$607,865

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31, 2014
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$903	$(33)	$-	$112	$982	$62,907
Residential construction	17	-	-	-	17	1,382
Residential lots and raw land	13	-	-	(2)	11	828
Commercial real estate	3,647	(174)	36	7	3,516	241,939
Commercial construction	343	-	2	30	375	27,543
Commercial lots and raw land	415	-	-	(38)	377	24,135
Commercial and industrial	430	(4)	9	(35)	400	28,333
Lease receivables	113	(3)	-	62	172	12,392
Consumer real estate	316	-	30	(96)	250	18,539
Consumer construction	23	-	-	(4)	19	1,412
Consumer lots and raw land	203	(232)	-	181	152	9,728
Home equity lines of credit	463	(12)	7	(53)	405	27,976
Consumer other	60	(14)	21	(15)	52	3,886
Total	6,946	(472)	105	149	6,728	461,000
Individually evaluated for impairment:
Residential real estate	-	-	-	185	185	1,740
Commercial real estate	510	(564)	6	215	167	13,861
Commercial construction	-	-	1	(1)	-	103
Commercial lots and raw land	-	(110)	8	353	251	3,367
Commercial and industrial	23	(49)	-	26	-	46
Consumer real estate	25	(54)	-	48	19	324
Consumer lots and raw land	105	(28)	-	88	165	702
Home equity lines of credit	-	(1)	7	(1)	5	83
Consumer other	-	(38)	-	38	-	46
Total	663	(844)	22	951	792	20,272
Grand Total	$7,609	$(1,316)	$127	$1,100	$7,520	$481,272

6. TROUBLED DEBT RESTRUCTURINGS

The following table presents performing troubled debt restructured loans (TDRs) at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-	$287	$-	$-
Commercial real estate	765	1,132	1,887	5,901	19,602
Commercial construction	-	-	2,762	29	1,401
Commercial lots and raw land	-	-	-	1,667	2,887
Commercial and Industrial	5	9	13	16	64
Consumer real estate	-	165	171	60	53
Consumer lots and raw land	107	60	69	667	1,178
Home equity lines of credit	-	-	-	-	175
Consumer other	-	56	18	26	28
Total	$877	$1,422	$5,207	$8,366	$25,388
Percentage of total loans, net	0.1%	0.3%	1.1%	1.7%	4.8%

6. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s performing TDRs for the years ended December 31, 2015 and 2014:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2015
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(8)	(363)	770
Consumer	281	-	-	(174)	107
Total	$1,422	$-	$(8)	$(537)	$877

December 31, 2014
Residential mortgage	$287	$-	$-	$(287)	$-
Commercial	4,662	-	-	(3,521)	1,141
Consumer	258	46	-	(23)	281
Total	$5,207	$46	$-	$(3,831)	$1,422

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDRs for the years ended December 31, 2015 and 2014:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2015
Residential mortgage	$834	$-	$-	$(25)	$809
Commercial	2,355	-	(162)	(1,659)	534
Consumer	51	-	(33)	141	159
Total	$3,240	$-	$(195)	$(1,543)	$1,502

December 31, 2014
Residential mortgage	$859	$-	$-	$(25)	$834
Commercial	2,650	1,459	(554)	(1,200)	2,355
Consumer	51	-	-	-	51
Total	$3,560	$1,459	$(554)	$(1,225)	$3,240

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the year ended December 31, 2015, none of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write-down the carrying value of the loan.

7. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned (“OREO”) during the years ended December 31, 2015 and 2014.

	Balance			Fair Value	Balance
	12/31/2014	Additions	Sales, net	Adjustments	12/31/2015
	(In thousands)
Other Real Estate Owned	$7,756	$991	$(2,427)	$(195)	$6,125

	Balance			Fair Value	Balance
	12/31/2013	Additions	Sales, net	Adjustments	12/31/2014
	(In thousands)
Other Real Estate Owned	$9,354	$1,566	$(2,960)	$(204)	$7,756

Fair value adjustments are recorded in order to adjust the carrying values of OREO to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will adjust to the lesser fair value offer amount. At December 31, 2015, OREO consisted of residential and commercial properties, developed lots and raw land.

8. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:	December 31,
	2015	2014
Land	$3,680,886	$3,987,379
Office buildings and improvements	10,138,594	10,439,579
Furniture, fixtures and equipment	10,183,020	9,811,116
Vehicles	621,238	649,536
Projects/work in process	86,032	874,355
	24,709,770	25,761,965
Less accumulated depreciation	11,044,833	9,940,529
Total	$13,664,937	$15,821,436

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $1,204,102 and $690,971 during the years ended December 31, 2015 and 2014, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2016	$1,311,136
2017	1,127,320
2018	991,911
2019	768,519
2020	145,800
Thereafter	2,493,547
Total	$6,838,233

9. GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the years ended December 31, 2015 and 2014, respectively:

	Goodwill	Other Intangibles	Total
Balance at December 31, 2013	4,218,576	7,860	4,226,436
Amortization	-	(7,860)	(7,860)
Acquisitions	-	2,182,909	2,182,909
Balance at December 31, 2014	4,218,576	2,182,909	6,401,485
Amortization	-	(287,396)	(287,396)
Acquisitions	-	-	-
Balance at December 31, 2015	$4,218,576	$1,895,513	$6,114,089

9. GOODWILL AND OTHER INTANGIBLES (Continued)

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at December 31, 2015 and 2014, respectively:

Other Intangibles
Gross carrying amount at December 31, 2013 (1)	$7,860
Accumulated amortization	(7,860)
Acquisitions (2)	2,182,909
Net book value at December 31, 2014	2,182,909
Accumulated amortization	(287,396)
Acquisitions	-
Net book value at December 31, 2015	$1,895,513

(1)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(2)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2015, the remaining life of the CDI was 9 years.

2016	$284,327
2017	241,678
2018	223,002
2019	223,002
2020	223,002
Thereafter	700,502
Total	$1,895,513

10. DEPOSITS

The following table presents the distribution of the Bank’s deposit accounts as of December 31, 2015 and 2014.

	12/31/2015	12/31/2014
	(In thousands)
Demand accounts:
Non-interest bearing checking	$169,546	$147,544
Interest bearing checking	173,934	180,558
Money market	72,442	87,914
Savings accounts	135,370	117,933
Certificate accounts	260,030	254,331
Total deposits	$811,322	$788,280

At December 31, 2015, the scheduled maturities of time deposits were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$38,143	$7,301	$45,444
Over three months through one year	82,920	14,945	97,865
Over one year through three years	87,663	10,894	98,557
Over three years	15,747	2,417	18,164
Total time deposits	$224,473	$35,557	$260,030

The aggregate amount of time deposits with balances of more than $250,000 was $35,556,760 and $29,033,343 at December 31, 2015 and 2014, respectively.

11. EMPLOYEE BENEFIT PLANS

First South Bank has adopted the First South Bank Employees’ Savings & Profit Sharing Plan and Trust (the “Savings Plan”) to help its employees save for retirement. During the years ended December 31, 2015 and 2014, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. This plan is designed to qualify as a “Safe Harbor 401(k) Plan”. As a Safe Harbor 401(k) plan matching contributions are always fully vested for the employees. As of January 1, 2013, the Bank matches 100% of employees’ contributions up to 3% of their plan compensation, and an additional 50% of employees’ contributions between 3% and 5% of their plan compensation. In addition, the Savings Plan allows the Company to make a discretionary match and /or a discretionary profit sharing contribution to employee accounts. Expenses related to the Bank's contributions to this plan for the years ended December 31, 2015 and 2014 were $369,969 and $295,683, respectively.

Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2015 and 2014 was $214,539 and $190,791, respectively. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $1,282,087 and $1,299,621 as of December 31, 2015 and 2014, respectively.

12. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2015. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”), (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At December 31, 2015, the 1997 Plan had 27,750 granted unexercised stock option shares. At December 31, 2015, the 2008 Plan includes 138,000 granted unexercised stock option shares, 10,425 granted nonvested restricted stock award shares and 806,100 shares available to be granted.

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

A summary of option activity under the Plans as of December 31, 2015 and 2014, and changes during the years then ended is presented below:

	Shares Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	842,250	160,375	$11.84	$185,900
Options granted	(19,000)	19,000	8.34
Restricted stock awards	(13,900)	-	8.36
Forfeited	3,500	(3,500)	6.78
Expired	-	(6,375)	16.42
Exercised	-	-	0.00
Outstanding at December 31, 2014	812,850	169,500	$11.38	$194,020
Options granted	(14,000)	14,000	8.01
Forfeited	7,250	(7,250)	7.15
Expired	-	(10,500)	19.54
Exercised	-	-	0.00
Outstanding at December 31, 2015	806,100	165,750	$10.76	$234,380

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants during the years ended December 31, 2015 and 2014.

12. STOCK-BASED COMPENSATION (Continued)

	December 31,
Year Ended:	2015	2014
Dividend growth rate	1.00%	1.00%
Expected volatility	96.90%	53.00%
Average risk-free interest rates	1.49%	1.85%
Expected lives	7.0 years	6.5 years

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2015, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	100,000	6.81	$6.16	46,700	$5.56
$10.01 – 17.00	27,000	3.70	11.01	27,000	11.01
$17.01 – 26.00	29,250	2.26	20.65	29,750	20.65
$26.01 – 34.00	9,500	.69	28.14	9,500	28.14
	165,750	5.15	10.76	112,450	12.70

Following is a summary of nonvested option vesting changes during the years ended December 31, 2015 and 2014:

Year Ended:	December 31, 2015		December 31, 2014
	Shares	Price	Shares	Price
Nonvested at beginning of year	62,700	$6.14	58,750	$5.38
Granted	14,000	8.01	19,000	8.34
Forfeited	(5,250)	7.22	(3,500)	6.78
Vested	(18,150)	5.71	(11,550)	5.72
Nonvested at end of year	53,300	6.67	62,700	6.14

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the years ended December 31, 2015 and 2014, none and 13,900 restricted stock awards were granted with a four year vesting period. Following is a summary of nonvested restricted stock awards for the years ended December 31, 2015 and 2014, and vesting changes during the respective periods:

	Shares	Price
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at December 31, 2015	10,425	$8.36

For the years ended December 31, 2015 and 2014, net compensation expense charged to income for the Plans was $68,705 and $59,798, respectively.

Total unrecognized compensation cost on granted unexercised option shares was $137,812 at December 31, 2015, compared to $112,764 at December 31, 2014. That cost is expected to be recognized over the next 4 years. There were no income tax benefits available for recognition during the years ended December 31, 2015 or 2014, as there were no stock options exercised during either of the respective periods.

Total unrecognized compensation cost on nonvested restricted stock awards granted under the 2008 Plan was $60,522 at December 31, 2015, compared to $89,574 at December 31, 2014. That cost is expected to be recognized over the next 2 years.

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Increased (reduced) net income before income taxes	$(68,705)	$(59,798)
Increased (reduced) net income	(68,705)	(59,798)
Reduced basic earnings per share	0.01	0.00
Reduced diluted earnings per share	0.01	0.00

13. BORROWED MONEY

The Bank had $37 million of FHLB borrowings outstanding at December 31, 2015 compared to none at December 31, 2014. The Bank pledges its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At December 31, 2015 and 2014, the Bank had approximately $228.2 million and $221.3 million, respectively, of credit available with the FHLB. At December 31, 2015, the Bank had lendable collateral value with the FHLB totaling $162.0 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related interest rates at December 31, 2015:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
Overnight	0.49%	$24,000
December 27, 2016	0.74%	1,000
June 26, 2017	0.95%	2,000
June 29, 2017	0.93%	1,000
June 22, 2018	1.33%	1,000
June 25, 2018	1.36%	2,000
June 29, 2018	1.34%	1,000
July 8, 2019	1.62%	2,000
June 29, 2020	1.98%	2,000
July 6, 2020	1.89%	1,000
		$37,000

14. INCOME TAXES

The components of income tax expense for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
		(As restated)
Current
Federal	$53,145	$158,837
State	-	-
	53,145	158,837
Deferred
Federal	1,493,055	816,263
State	291,129	373,909
	1,784,184	1,190,172
Total	$1,837,329	$1,349,009

Reconciliations of the expected income tax expense at statutory tax rates with income tax expense reported in the statements of operations for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
		(As restated)
Expected income tax expense at 34%	$2,216,985	$1,849,135
State income taxes, net of federal income tax	196,070	246,780
Tax exempt interest	(573,939)	(515,920)
Cash surrender value of life insurance	(159,877)	(168,553)
Other expenses and adjustments	158,090	(62,433)
Total	$1,837,329	$1,349,009

14. INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
		(As restated)
Deferred income tax assets
Deferred directors' fees	$174,370	$300,102
Allowance for credit losses	2,823,230	2,819,764
Employee benefits	295,387	184,657
Alternative minimum tax credits	347,860	299,278
Other	268,145	49,712
Net operating loss carryovers	4,873,610	6,437,406
Total deferred tax asset	8,782,602	10,090,919
Valuation allowance	(84,650)	(85,023)
	8,697,952	10,005,896
Deferred income tax liabilities
Depreciation and amortization	387,564	121,471
Carrying value – land	366,400	373,000
Mortgage servicing rights	400,151	391,859
Deferred loan origination fees and costs	547,745	326,422
Loan mark-to-market	28,411	41,279
	1,730,271	1,254,031
Net deferred income tax asset	$6,967,681	$8,751,865

At December 31, 2015, and 2014 the Bank had net operating loss carryovers for Federal income tax purposes of $13,601,447 and $17,503,889, respectively. Net operating loss carryovers for State income tax purposes were $9,436,277 and $14,729,811 for the same period. The federal net operating losses begin to expire in 2032 and state net economic losses begin to expire in 2027.

Deferred tax assets represent the future tax benefit of deductible differences, and if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2015 and 2014, management has recorded a valuation allowance of $84,650 and $85,023, respectively. The valuation allowance is associated with North Carolina net economic losses at the Holding Company. Management determined that it is more likely than not that the remaining deferred tax asset at December 31, 2015 and 2014 will be realized and, accordingly, did not establish a valuation allowance.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740. Tax returns for the years ended after December 31, 2011 years are subject to examination by taxing authorities.

15. REGULATORY CAPITAL REQUIREMENTS

Dividend payments made by the Company are subject to regulatory restrictions under Federal Reserve Board policy as well as to limitations under applicable provisions of Virginia corporate law. The Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." Under Virginia law, dividends may be paid out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. Furthermore, under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank’s capital ratios would be below the level necessary to categorize the Bank as “adequately capitalized” under the FDIC’s prompt corrective action regulations.

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors. At December 31, 2015 and 2014 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

15. REGULATORY CAPITAL REQUIREMENTS (Continued)

In July 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules, among other things, (i) introduce CET1 as a new capital measure, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for BNC and the Company on January 1, 2015 (subject to a phase-in period for certain components). CET1 capital for the Company and BNC consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for both the Company and BNC is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50% , plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00% , plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00% , plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00% .

			Minimum for Capital		Minimum to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Total Capital (to Risk Weighted Assets)	$88,074	13.29%	$53,002	8.00%	$66,253	10.00%
Tier 1 Capital (to Risk Weighted Assets)	79,871	12.06%	39,752	6.00%	53,002	8.00%
Common Tier 1 Capital (to Risk Weighted Assets)	79,871	12.06%	29,814	4.50%	43,064	6.50%
Tier 1 Capital (to Average Assets)	79,871	8.67%	36,848	4.00%	46,060	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$82,670	14.60%	$45,394	8.00%	$56,743	10.00%
Tier 1 Capital (to Risk Weighted Assets)	75,568	13.30%	22,697	4.00%	34,046	6.00%
Tier 1 Capital (to Average Assets)	75,568	9.70%	31,748	4.00%	39,685	5.00%

As of December 31, 2015, the most recent report filing date with the FDIC, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table above. There are no conditions or events since December 31, 2015, that management believes has changed the Bank's well capitalized category.

16. EARNINGS PER SHARE

The following table provides a reconciliation of income (loss) available to common stockholders and the average number of shares outstanding for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
		(As restated)
Net income-(numerator)	$4,683,213	$4,089,622

Weighted average shares outstanding for basic EPS-(denominator)	9,521,392	9,619,124
Dilutive effect of stock options and restricted stock awards	21,009	19,034
Adjusted shares for diluted EPS	$9,542,401	$9,638,158

Net income per common share
Basic	$0.49	$0.43
Diluted	$0.49	$0.42

16. EARNINGS PER SHARE (Continued)

For the years ended December 31, 2015 and 2014, a total 21,009 and 19,034, respectively, of incremental shares from stock options and restricted stock awards were dilutive as the average market price of the Company’s common stock exceeded the exercise and grant prices of these incremental shares. These 21,009 and 19,034 incremental shares were included in the calculation of diluted earnings per share for the years ended December 31, 2015 and 2014.

17. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $297,493,516 and $306,821,726 at December 31, 2015 and 2014, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2015 and 2014, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $1,265,589 and $1,178,115, respectively. During the years ended December 31, 2015 and 2014, the Bank recorded additional servicing assets of $315,122 and $171,702, respectively, as a result of sales of loans or mortgage-backed securities. Amortization of servicing assets during the years ended December 31, 2015 and 2014 aggregated $227,648 and $213,210, respectively. The fair value of recognized servicing assets amounted to approximately $2,301,000 and $2,347,000 as of December 31, 2015 and 2014, respectively. The Bank's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

18. COMMITMENTS AND CONTINGENCIES

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

The Bank's lending is concentrated primarily in eastern and central North Carolina. Credit has been extended to certain of the Bank's customers through multiple lending transactions. Since many of the commitments are expected to expire without being drawn upon, amounts reported do not necessarily represent future cash requirements. A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Commitments to extend credit	$69,625,000	$40,949,000
Undrawn balances on lines of credit and undrawn balances on credit reserves (overdraft protection)	50,797,000	46,358,000
Standby letters of credit	341,000	385,000
Total	$120,763,000	$87,692,000

19. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Following is the parent company’s Condensed Balance Sheets of December 31, 2015 and 2014; and Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
		(As restated)
CONDENSED BALANCE SHEETS
Cash	$20,942	$230,936
Investment in wholly-owned subsidiary	91,815,084	89,451,439
Investment securities held-to-maturity	508,456	507,309
Investment in Preferred Trust I	310,010	310,010
Income tax receivable	-	53,148
Other assets	160,460	164,496
Total assets	$92,814,952	$90,717,338

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	334,178	404,762
Stockholders' equity	82,170,774	80,002,576
Total liabilities and stockholders' equity	$92,814,952	$90,717,338

	Years Ended December 31,
	2015	2014
		(As restated)
CONDENSED STATEMENTS OF INCOME
Income:
Equity in earnings of subsidiary	$5,099,001	$4,347,843
Miscellaneous income	6,885	6,870
Total income	5,105,886	4,354,713

Expenses:
Interest on junior subordinated debentures	561,695	323,113
Miscellaneous expenses	75,170	75,000
Income tax expense (benefit)	(214,192)	(133,022)
Total expense	422,673	265,091
Net income	$4,683,213	$4,089,622

19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
	2015	2014
		(As restated)
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income (loss)	$4,683,213	$4,089,622
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation (income) expense	68,705	59,798
Equity in undistributed (earnings) loss of subsidiary	(5,099,001)	(4,347,843)
Upstream dividend received from subsidiary	2,129,000	1,690,000
Other operating activities	(128,775)	(57,839)
Net cash provided by (used in) operating activities	1,653,142	1,433,738

Investing activities:
Purchase held-to-maturity investment	-	-
Sale of income tax receivable to subsidiary	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities:
Payment to repurchase common stock	(909,172)	(457,074)
Vesting of restricted stock awards	(954)	-
Additional equity investment in subsidiary	-	-
Cash paid for dividends	(953,010)	(962,551)
Net cash used in financing activities	(1,863,136)	(1,419,625)

Net increase (decrease) in cash	(209,994)	14,113
Cash at beginning of year	230,936	216,823
Cash at end of year	$20,942	$230,936

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

20. FAIR VALUE MEASUREMENT (Continued)

Assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
	12/31/2015	Level 1	Level 2	Level 3
Description
Securities available for sale:
Government agencies	$31,385	$31,385	$-	$-
Mortgage-backed securities	131,684	-	131,684	-
Municipal securities	56,831	-	56,831	-
Corporate bonds	28,395	-	28,395	-
Mortgage loans held for sale	3,944	-	3,944	-
Bank-owned life insurance	15,635	-	15,635	-
Interest rate swap	(394)	-	(394)	-
Total December 31, 2015	$267,480	$31,385	$236,095	$-

	12/31/2014	Level 1	Level 2	Level 3
Description
Securities available for sale:
Government agencies	$31,232	$31,232	$-	$-
Mortgage-backed securities	174,280	-	174,280	-
Municipal securities	55,702	-	55,702	-
Corporate bonds	31,085	-	31,085	-
Mortgage loans held for sale	4,793	-	4,793	-
Bank-owned life insurance	15,125	-	15,125	-
Interest rate swap	(405)	-	(405)	-
Total December 31, 2014	$311,812	$31,232	$280,580	$-

Assets measured at fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
	12/31/2015	Level 1	Level 2	Level 3
Description
Impaired loans, net	$15,202	$-	$-	$15,202
Other real estate owned	6,125	-	-	6,125
Total December 31, 2015	$21,327	$-	$-	$21,327

	12/31/2014	Level 1	Level 2	Level 3
Description
Impaired loans, net	$19,480	$-	$-	$19,480
Other real estate owned	7,756	-	-	7,756
Total December 31, 2014	$27,236	$-	$-	$27,236

Impaired loans at December 31, 2015 and 2014 include $14.2 million and $17.3 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

20. FAIR VALUE MEASUREMENT (Continued)

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $195,000 and $204,000 were made to OREO during the years ended December 31, 2015 and 2014, respectively. Net gain (loss) realized and included in earnings for the years ended December 31, 2015 and 2014 are reported in other revenues as follows:

	Year Ended 12/31/15	Year Ended 12/31/14
Gain (loss) on sale of OREO, net	$40,351	$115,137

No liabilities were measured at fair value on a recurring or non-recurring basis as of December 31, 2015 or 2014.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at December 31, 2015 and 2014:

	Level in	December 31, 2015		December 31, 2014
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$19,426	$19,426	$23,281	$23,281
Interest-bearing deposits in other banks	Level 1	18,566	18,566	32,836	32,836
Securities available for sale	Level 1	31,385	31,385	31,232	31,232
Securities available for sale	Level 2	216,910	216,910	261,067	261,067
Securities held to maturity	Level 2	510	508	512	507
Loans held for sale	Level 2	3,944	3,944	4,793	4,793
Loans and leases HFI, net, less impaired loans	Level 2	586,494	583,946	460,062	453,436
Stock in FHLB of Atlanta	Level 2	2,369	2,369	607	607
Accrued interest receivable	Level 2	2,875	2,875	2,852	2,852
Interest rate swap	Level 2	(394)	(394)	(405)	(405)
Bank-owned life insurance	Level 2	15,635	15,635	15,125	15,125
Impaired loans HFI, net	Level 3	15,202	15,202	19,480	19,480
Mortgage servicing rights	Level 3	2,301	1,266	2,347	1,178
Financial liabilities:
Deposits	Level 2	$811,089	$811,322	$788,488	$788,280
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

21. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014
Real estate acquired in settlement of loans	$991,517	$1,565,993
Cash paid for interest	3,041,544	2,748,812
Cash paid for income taxes	55,556	150,000

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

Consolidated debt obligations as of December 31, 2015 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

24. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties is as follows:

Extensions of credit at December 31, 2014	$3,290,291
New extensions of credit made during the year	-
Repayments during the year	(399,789)
Extensions of credit at December 31, 2015	$2,890,502

At December 31, 2015 and 2014, the Bank had deposit relationships with related parties of approximately $4.7 million and $1.9 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 13, 2015, the Company advised Turlington and Company, L.L.P. (“Turlington”), that it was dismissed as its independent registered public accounting firm. On October 16, 2015, the Company appointed Cherry Bekaert LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2015.

In connection with this change in accountants, there were (1) no disagreements with Turlington on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to Turlington’s satisfaction, would have caused Turlington to make reference thereto in its reports on the financial statements for such periods and (2) no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

The foregoing information was previously reported on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2015.

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

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and subsidiary (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of and for the year ended December 31, 2015. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework contained in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation conducted under the guidelines set forth in COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation, the Federal Reserve, and the appropriate state banking regulatory agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2015.

Cherry Bekaert LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

First South Bancorp, Inc.

/s/ Bruce W. Elder	/s/ Scott C. McLean
Bruce W. Elder	Scott C. McLean
President and Chief Executive Officer	Executive Vice President and
March 29, 2016	Chief Financial Officer
March 29, 2016

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors – Security Ownership of Management” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2015.

	(a)	(b)	(c)
Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	176,175	$10.62	806,100

Equity compensation plans not approved by security holders	—	—	—
Total	176,175	$10.62	806,100

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

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015 and 2014

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))
3.2	Bylaws of First South Bancorp, Inc., as amended September 24, 2015 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2015 (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements with Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Sherry L. Correll (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.3	Supplemental Income Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.3(a)	Amendment dated December 26, 2008 to the Supplemental Income Agreement, as amended and restated, with Sherry L. Correll (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.5	Home Savings Bank, SSB Director’s Deferred Compensation Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy, Charles E. Parker, Jr. and Marshall T. Singleton and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*

10.5(a)	Amendment dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6	First South Bank Director’s Retirement Plan Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., the 1996 Amendment thereto and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.6(a)	Amendment dated December 26, 2008 to the Director’s Retirement Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Linley H. Gibbs, Jr., Frederick N. Holscher, Frederick H. Howdy and Charles E. Parker, Jr., and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendment dated December 26, 2008 to the Director’s Retirement Payment Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, with Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement with J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement with Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
98

10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))*
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))*
10.19	Asset Purchase Agreement by and between First South Bank and Emerald Portfolio, LLC dated as of February 20, 2013(Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012 (File No. 0-22219))
10.20	Salary Continuation Agreement between First South Bank and Bruce W. Elder dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.21	Salary Continuation Agreement between First South Bank and Paul S. Jaber dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.22	Salary Continuation Agreement between First South Bank and Scott C. McLean dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.23	Salary Continuation Agreement between First South Bank and John F. Nicholson, Jr. dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.24	Salary Continuation Agreement between First South Bank and J. Randy Woodson dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.25	Purchase and Assumption Agreement dated as of September 2, 2014, between Bank of America, N.A. and First South Bank (Incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 3, 2014 (File No. 0-22219))
16.1	Letter from Turlington and Company, L.L.P. regarding Change in Registrant’s Certifying Accountant (Incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015 (File No. 0-22219))
21	Subsidiaries of the Registrant
23.1	Consent of Cherry Bekaert LLP
23.2	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015 and 2014.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
By:	/s/ Bruce W. Elder	March 29, 2016
Bruce W. Elder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce W. Elder	March 29, 2016
Bruce W. Elder
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Scott C. McLean	March 29, 2016
Scott C. McLean
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Lindsey A. Crisp	March 29, 2016
Lindsey A. Crisp.
Director

/s/ Steve L. Griffin	March 29, 2016
Steve L. Griffin
Director

/s/ Frederick N. Holscher	March 29, 2016
Frederick N. Holscher
Director

/s/ Frederick H. Howdy	March 29, 2016
Frederick H. Howdy
Director

/s/ L. Steven Lee	March 29, 2016
L. Steven Lee
Director

/s/ Charles E. Parker, Jr.	March 29, 2016
Charles E. Parker, Jr.
Director

/s/ Marshall T. Singleton	March 29, 2016
Marshall T. Singleton
Director