Form 10-Q
period 2016-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2016-05-13
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___ .

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of May 13, 2016: 9,493,776.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$17,729,075	$19,425,747
Interest-bearing deposits with banks	18,385,994	18,565,521
Investment securities available-for-sale, at fair value	213,011,148	248,294,725
Investment securities held-to-maturity	508,746	508,456
Mortgage loans held for sale	2,489,873	3,943,798

Loans and leases held for investment	639,044,574	607,014,247
Allowance for loan and lease losses	(8,135,054)	(7,866,523)
Net loans and leases held for investment	630,909,520	599,147,724

Premises and equipment, net	12,143,734	13,664,937
Assets held for sale	1,083,320	-
Other real estate owned	5,956,092	6,125,054
Federal Home Loan Bank stock, at cost	1,828,700	2,369,300
Accrued interest receivable	2,845,975	2,874,506
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,247,005	1,265,589
Identifiable intangible assets	1,824,432	1,895,514
Bank-owned life insurance	17,653,186	15,635,140
Prepaid expenses and other assets	8,272,379	8,348,385

Total assets	$940,107,755	$946,282,972

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$164,244,311	$169,545,849
Interest bearing demand	244,323,710	246,376,521
Savings	146,254,503	135,369,668
Large denomination certificates of deposit	119,229,985	116,299,196
Other time deposits	144,614,799	143,730,993
Total deposits	818,667,308	811,322,227

Borrowings	21,500,000	37,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,451,329	5,479,971
Total liabilities	855,928,637	864,112,198

Common stock, $.01 par value, 25,000,000 shares authorized; 9,493,776 and 9,489,222 shares outstanding, respectively	94,938	94,892
Additional paid-in capital	35,957,524	35,936,911
Retained earnings	44,914,635	43,691,073
Accumulated other comprehensive income	3,212,021	2,447,898
Total stockholders' equity	84,179,118	82,170,774

Total liabilities and stockholders' equity	$940,107,755	$946,282,972

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Interest income:
Interest and fees on loans	$7,191,595	$5,934,518
Interest on investments and deposits	1,480,252	1,829,978
Total interest income	8,671,847	7,764,496

Interest expense:
Interest on deposits	669,276	569,748
Interest on borrowings	73,086	95
Interest on junior subordinated notes	140,039	138,500
Total interest expense	882,401	708,343

Net interest income	7,789,446	7,056,153
Provision for credit losses	225,000	-
Net interest income after provision for credit losses	7,564,446	7,056,153

Non-interest income:
Deposit fees and service charges	1,907,407	1,872,195
Loan fees and charges	56,985	53,148
Mortgage loan servicing fees	234,001	238,742
Gain on sale and other fees on mortgage loans	413,861	384,985
Gain (loss) on sale of other real estate, net	(12,168)	45,867
Gain on sale of investment securities	283,514	250,781
Other income	692,285	334,144
Total non-interest income	3,575,885	3,179,862

Non-interest expense:
Compensation and fringe benefits	5,039,954	4,733,622
Federal deposit insurance premiums	161,609	133,243
Premises and equipment	1,373,809	1,373,927
Advertising	187,818	162,684
Data processing	796,487	1,106,845
Amortization of intangible assets	131,527	127,459
Other real estate owned expense	93,674	206,742
Other	1,321,048	1,409,722
Total non-interest expense	9,105,926	9,254,244

Income before income tax expense	2,034,405	981,771
Income tax expense	573,611	256,694

NET INCOME	$1,460,794	$725,077

Per share data:
Basic earnings per share	$0.15	$0.08
Diluted earnings per share	$0.15	$0.08
Dividends per share	$0.025	$0.025
Average basic shares outstanding	9,491,201	9,570,820
Average diluted shares outstanding	9,514,797	9,590,979

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,460,794	$725,077

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	1,682,318	2,054,282
Tax effect	(611,483)	(750,909)
Unrealized holding gains on securities available for sale, net of tax	1,070,835	1,303,373

Reclassification adjustment for realized gains included in net income	(283,514)	(250,781)
Tax effect	79,938	65,579
Reclassification adjustment for realized gains, net of tax	(203,576)	(185,202)

Unrealized gains (losses) on interest rate hedge position	(164,491)	(103,977)
Tax effect	61,355	38,783
Unrealized losses on interest rate hedge position, net of tax	(103,136)	(65,194)

Other comprehensive income, net of tax	764,123	1,052,977

Comprehensive income	$2,224,917	$1,778,054

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Three Months Ended March 31, 2016	stock	capital	earnings	income, net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income			1,460,794		1,460,794

Other comprehensive income, net				764,123	764,123

Vesting of restricted stock awards, net	35	(35)			-

Exercise of stock options	11	(11)			-

Stock based compensation expense		20,659			20,659

Dividends			(237,232)		(237,232)

Balance at March 31, 2016	$94,938	$35,957,524	$44,914,635	$3,212,021	$84,179,118

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Three Months Ended March 31, 2015	stock	capital	earnings	income, net	Total
			(As restated)
Balance at December 31, 2014	$95,980	$35,869,195	$40,868,919 (a)	$3,168,482	$80,002,576

Net income			725,077		725,077

Other comprehensive income, net				1,052,977	1,052,977

Vesting of restricted stock awards, net	34	(989)			(955)

Retirement of common shares	(724)		(588,535)		(589,259)

Stock based compensation expense		17,886			17,886

Dividends			(239,952)		(239,952)

Balance at March 31, 2015	$95,290	$35,886,092	$40,765,509	$4,221,459	$80,968,350

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$1,460,794	$725,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	225,000	-
Depreciation	385,802	450,888
Amortization of intangibles	131,527	127,459
Accretion of discounts and premiums on securities, net	402,583	541,059
Loss on disposal of premises and equipment	1,597	-
(Gain) loss on sale of other real estate owned	12,168	(45,867)
Gain on sale of loans held for sale	(215,733)	(218,162)
Gain on sale of investment securities available for sale	(283,514)	(250,781)
Stock based compensation expense	20,659	17,886
Originations of loans held for sale, net	(3,894,820)	(7,566,385)
Proceeds from sale of loans held for sale	5,564,478	4,630,157
Other operating activities	(507,985)	(2,820,843)
Net cash provided by (used in) operating activities	3,302,556	(4,409,512)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	30,691,198	13,771,793
Proceeds from principal repayments of mortgage-backed securities available for sale	5,871,823	7,557,231
Originations of loans held for investment, net of principal repayments	(32,343,661)	(9,130,268)
Proceeds from disposal of other real estate owned	506,369	1,248,449
Proceeds from disposal of premises and equipment	129,965	-
Purchases of bank-owned life insurance	(2,018,046)	(126,730)
Sale (purchase) of FHLB stock	540,600	(190,300)
Purchase of premises and equipment	(164,852)	(110,088)
Net cash used in investing activities	3,213,396	13,020,087
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	7,345,081	(4,255,625)
Net decrease in FHLB borrowings	(15,500,000)	-
Cash paid for dividends	(237,232)	(239,952)
Retirement of common shares	-	(589,259)
Vesting of restricted stock awards, net	-	(955)
Net cash provided by financing activities	(8,392,151)	(5,085,791)

Increase (decrease) in cash and cash equivalents	(1,876,199)	3,524,784
Cash and cash equivalents, beginning of period	37,991,268	56,116,677
Cash and cash equivalents, end of period	$36,115,069	$59,641,461

Supplemental disclosures:
Other real estate acquired in settlement of loans	$356,865	$573,672
Cash paid for interest	$904,074	$714,435

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

2. Earnings Per Share. Basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three months ended March 31, 2016 and 2015, there were 23,596 and 20,159 stock-based compensation shares, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the three months ended March 31, 2016 and 2015:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Quarter Ended March 31, 2016	(In thousands)
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	1,071	(103)	968
Amounts reclassified from AOCI	(204)	-	(204)
Net current period other comprehensive income (loss)	867	(103)	764
Balance at March 31, 2016	$3,562	$(350)	$3,212

Quarter Ended March 31, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive income (loss) before reclassifications	1,303	(65)	1,238
Amounts reclassified from AOCI	(185)	-	(185)
Net current period other comprehensive income (loss)	1,118	(65)	1,053
Balance at March 31, 2015	$4,540	$(319)	$4,221

4. Investment Securities. The following is a summary of the securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at March 31, 2016 and December 31, 2015:

	Amortized	Gross	Gross	Fair
Securities available-for-sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
March 31, 2016
Government agencies	$22,177	$696	$-	$22,873
Mortgage-backed securities	107,078	3,783	8	110,853
Municipal securities	50,929	1,523	-	52,452
Corporate bonds	27,082	81	330	26,833
Total	$207,266	$6,083	$338	$213,011

December 31, 2015
Government agencies	$30,850	$541	$6	$31,385
Mortgage-backed securities	128,820	3,141	277	131,684
Municipal securities	55,534	1,305	8	56,831
Corporate bonds	28,744	-	349	28,395
Total	$243,948	$4,987	$640	$248,295

4. Investment Securities (Continued)

	Amortized	Gross	Gross	Fair
Securities held-to-maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
March 31, 2016
Government agencies	$509	$3	$-	$512
Total	$509	$3	$-	$512

December 31, 2015
Government agencies	$508	$2	$-	$510
Total	$508	$2	$-	$510

The following table presents a summary of realized gains and losses from the sale of available for sale investment securities:

	Quater Ended March 31,
	2016	2015
	(In thousands)
Proceeds from Sale	$30,691	$13,772

Gross realized gains on sales	409	251
Gross realized losses on sales	(125)	-
Total realized gains (losses), net	$284	$251

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at March 31, 2016 and December 31, 2015. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2016
Mortgage-backed securities	9,346	8	-	-	9,346	8
Corporate bonds	9,234	38	11,217	292	20,451	330
Total	$18,580	$46	$11,217	$292	$29,797	$338

December 31, 2015
Government agencies	$3,785	$12	$-	$-	$3,785	$12
Mortgage-backed securities	51,956	264	2,641	7	54,597	271
Municipal securities	1,530	8	-	-	1,530	8
Corporate bonds	16,115	120	11,280	229	27,395	349
Total	$73,386	$404	$13,921	$236	$87,307	$640

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at March 31, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$11,697	$10,480	$-
Fair value	-	11,880	10,993	-
Mortgage-backed securities
Amortized cost	-	50,155	36,126	20,797
Fair value	-	51,596	36,832	22,425
Municipal securities
Amortized cost	1,569	18,790	27,887	2,683
Fair value	1,600	19,321	28,760	2,771
Corporate bonds
Amortized cost	-	17,084	9,998	-
Fair value	-	17,095	9,738	-
Total Amortized cost	$1,569	$97,726	$84,491	$23,480
Total Fair value	$1,600	$99,892	$86,323	$25,196

Securities held-to-maturity:
Government agencies
Amortized cost	$-	$509	$-	$-
Fair value	-	512	-	-
Total Amortized cost	$-	$509	$-	$-
Total Fair value	$-	$512	$-	$-

Federal Home Loan Bank (“FHLB”) Agency Bonds with an amortized cost of $10.4 million were pledged as collateral for public deposits at March 31, 2016, compared to $11.8 million at December 31, 2015. In addition, a government agency bond with an amortized cost of $509,000 and $508,000 was pledged as collateral on an interest rate swap transaction at March 31, 2016 and December 31, 2015, respectively.

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

4. Investment Securities (Continued)

At March 31, 2016, the investment securities portfolio included 49 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Pennsylvania	$3,880	$3,962
California	3,629	3,762
Washington	3,419	3,453
Indiana	2,454	2,476
North Carolina	2,068	2,120
South Carolina	1,918	1,972
Alabama	1,834	1,862
Texas	1,807	1,840
Other (10 states)	8,876	9,256
Total general obligation bonds	29,885	30,703
Revenue bonds:
New York	7,278	7,549
North Carolina	3,762	3,907
Mississippi	2,341	2,384
Oklahoma	2,271	2,371
Pennsylvania	1,845	1,893
Other (3 states)	3,547	3,645
Total revenue bonds	21,044	21,749
Total obligations of state and political subdivisions	$50,929	$52,452

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at March 31, 2016.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,668	$8,967
Public improvements	5,028	5,226
Pension funding	1,845	1,893
Refunding bonds	1,108	1,127
Other	4,395	4,536
Total revenue bonds	$21,044	$21,749

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of March 31, 2016, this issue had an amortized cost of $2.9 million and fair value of $3.0 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (ASC) 825, Financial Instruments, at March 31, 2016 and December 31, 2015, the Bank marked these mortgage loans to market. Mortgage loans held for sale at March 31, 2016 and December 31, 2015, had estimated fair market values of $2.5 million and $3.9 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Forward Contracts
Mortgage Loan Forward Sales Commitments	$60	$5,460	$78	$2,882

6. Loans Held for Investment. Loans held for investment at March 31, 2016 and December 31, 2015 are listed below:

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$69,193	10.8%	$68,229	11.2%
Residential construction	4,515	0.7	3,934	0.6
Residential lots and raw land	153	0.0	157	0.1
Total mortgage loans	73,861	11.5	72,320	11.9

Commercial loans and leases:
Commercial real estate	352,192	55.0	338,714	55.7
Commercial construction	52,354	8.2	42,987	7.1
Commercial lots and raw land	29,494	4.6	28,271	4.7
Commercial and Industrial	49,313	7.7	45,481	7.5
Lease receivables	18,333	2.9	17,235	2.8
Total commercial loans and leases	501,686	78.4	472,688	77.8

Consumer loans:
Consumer real estate	17,690	2.8	17,239	2.8
Consumer construction	162	0.1	196	0.1
Consumer lots and raw land	9,418	1.5	9,643	1.6
Home equity lines of credit	30,588	4.7	29,709	4.8
Consumer other	6,468	1.0	6,070	1.0
Total consumer loans	64,326	10.1	62,857	10.3

Gross loans held for investment	639,873	100.0%	607,865	100.0%

Less deferred loan origination fees, net	828		850
Less allowance for loan and lease losses	8,135		7,867

Net loans held for investment	$630,910		$599,148

The Bank has pledged eligible loans as collateral for potential borrowings from the FHLB and the Federal Reserve Bank of Richmond (FRB). At March 31, 2016, the Bank pledged $236.5 million and $117.6 million of loans to the FHLB and FRB, respectively. See Note 13 below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail non-accrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a non-accrual status, segregated by class of loans, at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$848	$635
Residential lots and raw land	-	-
Commercial real estate	559	594
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Lease receivables	95	95
Consumer real estate	68	148
Consumer lots and raw land	178	140
Home equity lines of credit	89	81
Consumer other	3	2
Total non-TDR loans accounted for on a nonaccrual status	1,840	1,695

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	-	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer real estate	154	159
Total Past Due TDRs	154	159

Current TDRs:
Residential real estate	508	809
Commercial real estate	339	534
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total Current TDRs	847	1,343

Total TDR loans accounted for on a nonaccrual status	1,001	1,502
Total non-performing loans	$2,841	3,197
Percentage of total loans held for investment, net	0.5%	0.5%
Loans over 90 days past due, still accruing	$153	$115
Other real estate owned	5,956	6,125
Total non-performing assets	$8,950	$9,437

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $74,227 and $71,723 at March 31, 2016 and December 31, 2015, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of March 31, 2016 and December 31, 2015:

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
March 31, 2016
Residential real estate	$2,180	$-	$575	$2,755	$66,438	$69,193	$116
Residential construction	-	-	-	-	4,515	4,515	-
Residential lots and raw land	-	-	-	-	153	153	-
Commercial real estate	1,685	505	150	2,340	349,852	352,192	37
Commercial construction	-	-	-	-	52,354	52,354	-
Commercial lots and raw land	71	-	-	71	29,423	29,494	-
Commercial and Industrial	4	2	-	6	49,307	49,313	-
Lease receivables	-	-	95	95	18,238	18,333	-
Consumer real estate	191	319	20	530	17,160	17,690	-
Consumer construction	-	-	-	-	162	162	-
Consumer lots and raw land	-	3	177	180	9,238	9,418	-
Home equity lines of credit	120	19	27	166	30,422	30,588	-
Consumer other	56	3	3	62	6,406	6,468	-
Total	$4,307	$851	$1,047	$6,205	$633,668	$639,873	$153

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
December 31, 2015
Residential real estate	$2,238	$107	$354	$2,699	$65,530	$68,229	$115
Residential construction	120	-	-	120	3,814	3,934	-
Residential lots and raw land	-	-	-	-	157	157	-
Commercial real estate	1,054	227	103	1,384	337,330	338,714	-
Commercial construction	-	-	-	-	42,987	42,987	-
Commercial lots and raw land	69	-	-	69	28,202	28,271	-
Commercial and Industrial	3	-	-	3	45,478	45,481	-
Lease receivables	-	-	95	95	17,140	17,235	-
Consumer real estate	429	113	237	779	16,460	17,239	-
Consumer construction	-	-	-	-	196	196	-
Consumer lots and raw land	211	-	140	351	9,292	9,643	-
Home equity lines of credit	122	72	34	228	29,481	29,709	-
Consumer other	3	2	1	6	6,064	6,070	-
Total	$4,249	$521	$964	$5,734	$602,131	$607,865	$115

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of March 31, 2016 and December 31, 2015. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At March 31, 2016, impaired loans included $2.3 million of TDRs, compared to $2.4 million at December 31, 2015.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans March 31, 2016
With no related allowance recorded:
Residential real estate	$785	$993	$-	$936	$10
Commercial real estate	8,852	8,927	-	9,187	123
Commercial construction	631	631	-	603	10
Commercial lots and raw land	2,402	2,402	-	2,509	31
Commercial and Industrial	41	41	-	41	1
Consumer real estate	195	203	-	198	3
Consumer lots and raw land	47	47	-	49	1
Home equity lines of credit	47	49	-	48	1
Consumer other	41	41	-	42	-
Subtotal:	13,041	13,334	-	13,613	180

With an allowance recorded:
Commercial real estate	814	816	342	818	11
Commercial and Industrial	11	11	11	12	-
Consumer lots and raw land	719	719	211	721	9
Home equity lines of credit	23	25	24	12	1
Subtotal	1,567	1,571	588	1,563	21

Totals:
Residential	785	993	-	936	10
Commercial	12,751	12,828	353	13,170	176
Consumer	1,072	1,084	235	1,070	15
Grand Total	$14,608	$14,905	$588	$15,176	$201

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans December 31, 2015
With no related allowance recorded:
Residential real estate	$1,087	$1,384	$-	$1,180	$62
Commercial real estate	9,521	9,573	-	10,883	564
Commercial construction	574	574	-	305	14
Commercial lots and raw land	2,616	2,616	-	2,764	139
Commercial and Industrial	42	42	-	44	2
Consumer real estate	201	207	-	277	8
Consumer lots and raw land	50	50	-	55	3
Home equity lines of credit	50	51	-	56	2
Consumer other	42	42	-	44	2
Subtotal:	14,183	14,539	-	15,608	796

With an allowance recorded:
Commercial real estate	821	823	365	1,434	57
Commercial and Industrial	14	14	14	61	2
Consumer real estate	79	79	30	100	2
Consumer lots and raw land	723	723	209	619	35
Subtotal	1,637	1,639	618	2,214	96

Totals:
Residential	1,087	1,384	-	1,180	62
Commercial	13,588	13,642	379	15,491	778
Consumer	1,145	1,152	239	1,151	52
Grand Total	$15,820	$16,178	$618	$17,822	$892

6. Loans Held for Investment (Continued)

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9 as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality. The borrower(s) has significant financial strength, stability, and liquidity. Proven cash flow is significantly more than required to service current and proposed debt with consistently strong earnings. Collateral position is very strong and a secondary source of repayment is self-evident. Guarantors may not be necessary to support the debt.

•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability. Cash flow is more than sufficient to meet current demands. Earnings are strong and reliable, but may differ from year to year. Collateral is highly liquid and sufficient to repay the debt in full. Guarantors may qualify for the loan on a direct basis.

•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability. Liquidity levels fluctuate and need for short-term credit is demonstrated. Cash flow is steady and adequate to meet demands but can fluctuate. Earnings should be consistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value, but the credit can support some level of unsecured exposure. Guarantors with demonstrable financial strength are typically required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability. Liquidity levels fluctuate but are acceptable and need for short term credit is demonstrated. Cash flow is adequate to meet demands but can fluctuate. Earnings may be inconsistent but operating losses have not occurred recently. Collateral is generally pledged at an acceptable loan to value ratio. Guarantors with demonstrable financial strength are required on loans to business entities, but may not be on loans to individual borrowers.

•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. There may be unsecured loans that are included in this category. These are loans that management feels need to be watched more closely than those rated as acceptable and if left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, adequate cash flow, collateral with an acceptable loan to value ratio, additional repayment sources, and reliable earnings.

•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s position at some future date.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any. These credits have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

6. Loans Held for Investment (Continued)

•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This grade does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Mortgage loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 4 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss. Some of the characteristics of these loans include, but are not limited to, adequate financial strength and stability, acceptable credit history, adequate cash flow, collateral with an acceptable loan to value ratio, additional repayment sources, and reliable earnings.

•	Risk Grade 5 (Pass -Watch) – Watch loans have shown credit quality changes from the original status. These loans are typically protected by collateral but have potential weaknesses that deserve management’s close attention, but are not yet at a point to become a classified asset. These are loans that management feels need to be watched more closely than those rated as Pass and if left uncorrected may result in the deterioration of the repayment prospects for the asset to warrant including them as classified assets.

•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s). Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of March 31, 2016 and December 31, 2015:

March 31, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,721	-	159	3,582
3-Average	107,655	10,670	2,256	6,852
4-Acceptable	212,706	39,957	19,674	34,246
5-Watch	13,885	362	3,689	2,591
6-Special Mention	7,793	734	2,510	31
7-Substandard	7,432	631	1,206	2,011
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$352,192	$52,354	$29,494	$49,313

6. Loans Held for Investment (Continued)

March 31, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,801	$162	$8,921	$30,309	$6,421
6-Special Mention	668	-	273	95	3
7-Substandard	221	-	224	184	44
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$17,690	$162	$9,418	$30,588	$6,468

March 31, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$66,980	$4,515	$153	$18,238
6-Special Mention	857	-	-	-
7-Substandard	1,356	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$69,193	$4,515	$153	$18,333

December 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,788	-	160	3,757
3-Average	98,148	10,023	2,247	8,095
4-Acceptable	209,936	31,139	18,086	30,218
5-Watch	11,877	391	3,821	1,350
6-Special Mention	7,872	860	2,715	41
7-Substandard	8,093	574	1,242	2,020
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$338,714	$42,987	$28,271	$45,481

December 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,253	$196	$7,906	$29,523	$6,000
6-Special Mention	679	-	1,270	61	26
7-Substandard	307	-	277	125	44
8-Doubtful	-	-	190	-	-
9-Loss	-	-	-	-	-
Total	$17,239	$196	$9,643	$29,709	$6,070

December 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,977	$3,934	$157	$17,140
6-Special Mention	791	-	-	-
7-Substandard	1,461	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,229	$3,934	$157	$17,235

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the three months ended March 31, 2016 and 2015:

	March 31, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$25	$755	$68,408
Residential construction	47	-	-	5	52	4,515
Residential lots and raw land	2	-	-	-	2	153
Commercial real estate	4,065	-	8	109	4,182	342,526
Commercial construction	518	-	70	41	629	51,723
Commercial lots and raw land	303	-	-	11	314	27,092
Commercial and industrial	641	-	1	10	652	49,261
Lease receivables	196	-	-	8	204	18,333
Consumer real estate	198	-	6	(5)	199	17,044
Consumer construction	2	-	-	-	2	196
Consumer lots and raw land	125	(1)	-	6	130	8,877
Home equity lines of credit	351	-	-	2	353	29,639
Consumer other	71	(4)	7	(1)	73	6,029
Total	7,249	(5)	92	211	7,547	623,796
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	785
Commercial real estate	-	(11)	1	352	342	9,666
Commercial construction	-	-	-	-	-	631
Commercial lots and raw land	365	-	-	(365)	-	2,402
Commercial and industrial	14	-	-	(3)	11	52
Consumer real estate	30	(36)	-	6	-	195
Consumer lots and raw land	209	-	2	-	211	766
Home equity lines of credit	-	-	1	23	24	70
Consumer other	-	-	-	-	-	41
Total	618	(49)	5	14	588	14,608
Grand Total	$7,867	$(54)	$97	$225	$8,135	$638,404

7. Allowance for Loan and Lease Losses (Continued)

	March 31, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
Collectively evaluated for impairment:	(In thousands)
Residential real estate	$982	$(84)	$-	$158	$1,056	$63,865
Residential construction	17	-	-	4	21	1,631
Residential lots and raw land	11	-	-	-	11	808
Commercial real estate	3,516	-	9	(56)	3,469	248,603
Commercial construction	375	-	-	(1)	374	28,283
Commercial lots and raw land	377	-	-	(25)	352	23,763
Commercial and industrial	400	-	2	(16)	386	29,530
Lease receivables	172	-	-	12	184	12,637
Consumer real estate	250	-	6	(36)	220	17,635
Consumer construction	19	-	-	1	20	1,583
Consumer lots and raw land	152	-	-	9	161	9,817
Home equity lines of credit	405	-	1	(27)	379	27,142
Consumer other	52	(3)	6	12	67	5,381
Total	6,728	(87)	24	35	6,700	470,678
Individually evaluated for impairment:
Residential real estate	185	(185)	-	-	-	1,109
Commercial real estate	167	-	2	(34)	135	13,318
Commercial construction	-	-	-	-	-	103
Commercial lots and raw land	251	(3)	-	(218)	30	2,857
Commercial and industrial	-	-	-	224	224	289
Consumer real estate	19	-	-	-	19	470
Consumer lots and raw land	165	(69)	-	(1)	95	617
Home equity lines of credit	5	-	1	(6)	-	-
Consumer other	-	-	-	-	-	-
Total	792	(257)	3	(35)	503	18,763
Grand Total	$7,520	$(344)	$27	$-	$7,203	$489,441

8. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2016 and December 31, 2015, segregated by class of financing receivables:

	March 31, 2016	December 31, 2015
Performing TDRs accounted for on accrual status:	(Dollars in thousands)
Residential real estate	$-	$-
Commercial real estate	397	765
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	4	5
Consumer real estate	-	-
Consumer lots and raw land	103	107
Home equity lines of credit	-	-
Consumer other	-	-
Total	$504	$877
Percentage of total loans, net	0.0%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll forward of performing TDR loans for the three months ended March 31, 2016 and 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
March 31, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	-	-	(369)	401
Consumer	107	-	-	(4)	103
Total	$877	$-	$-	$(373)	$504

March 31, 2015
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	-	(15)	1,126
Consumer	281	-	-	(51)	230
Total	$1,422	$-	$-	$(66)	$1,356

The following table presents a roll forward of non-performing TDR loans for the three months ended March 31, 2016 and 2015:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
March 31, 2016
Residential mortgage	$809	$-	$(2)	$(299)	$508
Commercial	534	-	-	(195)	339
Consumer	159	-	-	(5)	154
Total	$1,502	$-	$(2)	$(499)	$1,001

March 31, 2015
Residential mortgage	$834	$-	$-	$(7)	$827
Commercial	2,355	-	-	(833)	1,522
Consumer	51	-	-	-	51
Total	$3,240	$-	$-	$(840)	$2,400

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Note A Structure	(In thousands)
Commercial real estate (1)	$266	$275
Note B Structure
Commercial real estate (2)	$174	$174
Reduction of interest income (3)	$2	$3

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the three months ended March 31, 2015, as a result of multiple note restructures.

8. Troubled Debt Restructurings (Continued)

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the three months ended March 31, 2016 and 2015:

	Beginning			Fair Value	Ending
Three Months Ended:	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
March 31, 2016	$6,125	$357	$(519)	$(7)	$5,956

March 31, 2015	$7,756	$574	$(1,204)	$(44)	$7,082

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At March 31, 2016, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Land	$2,829,935	$3,680,886
Office buildings and improvements	9,640,806	10,138,594
Furniture, fixtures and equipment	10,219,425	10,183,020
Vehicles	621,238	621,238
Projects/work in process	56,494	86,032
	23,367,898	24,709,770
Less accumulated depreciation	11,224,164	11,044,833
Total	$12,143,734	$13,664,937

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $348,860 and $292,380 during the three months ended March 31, 2016 and 2015, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2016	$962,276
2017	1,127,320
2018	991,911
2019	768,519
2020	145,800
Thereafter	2,493,547
Total	$6,489,373

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31, 2016:	Goodwill	Other Intangibles	Total
Balance at December 31, 2015	$4,218,576	$1,895,513	$6,114,089
Amortization	-	(71,081)	(71,081)
Balance at March 31, 2016	$4,218,576	$1,824,432	$6,043,008

Three Months Ended March 31, 2015
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	-	(71,848)	(71,848)
Balance at March 31, 2015	$4,218,576	$2,111,061	$6,329,637

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at March 31, 2016 and December 31, 2015, respectively:

Other Intangibles
Net book value at December 31, 2014 (1)	$2,182,909
Accumulated amortization	(287,396)
Net book value at December 31, 2015	1,895,513
Accumulated amortization	(71,081)
Net book value at March 31, 2016	$1,824,432

 ________________

(1)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At March 31, 2016, the remaining life of the CDI was 9 years.

2016	$213,246
2017	241,678
2018	223,002
2019	223,002
2020	223,002
Thereafter	700,502
Total	$1,824,432

12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Demand accounts:
Non-interest bearing checking	$164,244	$169,546
Interest bearing checking	171,324	173,934
Money market	73,000	72,442
Savings accounts	146,254	135,370
Certificate accounts	263,845	260,030
Total deposits	$818,667	$811,322

At March 31, 2016, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$26,806	$11,205	$38,011
Over three months through one year	76,383	7,830	84,213
Over one year through three years	106,078	14,970	121,048
Over three years	17,029	3,544	20,573
Total time deposits	$226,296	$37,549	$263,845

The aggregate amount of time deposits with balances of $250,000 or more was $37,549,031 and $35,556,760 at March 31, 2016 and December 31, 2015, respectively.

13. Borrowed Money. The Bank had $21.5 million of FHLB borrowings outstanding at March 31, 2016 compared to $37.0 million at December 31, 2015. The Bank pledges its stock in the FHLB and certain loans as collateral for actual or potential FHLB advances. At March 31, 2016 and December 31, 2015, the Bank had approximately $236.4 million and $228.2 million, respectively, of credit available with the FHLB. At March 31, 2016, the Bank had lendable collateral value with the FHLB totaling $174.1 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related interest rates at March 31, 2016:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
Overnight	0.51%	$8,500
December 27, 2016	0.74%	1,000
June 26, 2017	0.95%	2,000
June 29, 2017	0.93%	1,000
June 22, 2018	1.33%	1,000
June 25, 2018	1.36%	2,000
June 29, 2018	1.34%	1,000
July 8, 2019	1.62%	2,000
June 29, 2020	1.98%	2,000
July 6, 2020	1.89%	1,000
		$21,500

14. Junior Subordinated Debentures. The Company has sponsored a trust, First South Preferred Trust I (the Trust), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated trust preferred securities (the Trust Preferred Securities) to third-party investors and investing the proceeds from the sale of such Trust Preferred Securities solely in junior subordinated debt securities of the Company (the Debentures). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Trust Preferred Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by the Trust. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement, which fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on or after September 30, 2008. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of March 31, 2016 related to a subsidiary Trust holding solely Debentures of the Company follows:

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

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of March 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning with the quarter ended March 31, 2015, the Bank became subject to new Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, the Common Equity Tier 1 Risk-Based Capital Ratio, is now being measured and monitored.

15. Regulatory Capital (Continued)

For the Bank’s capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of March 31, 2016, and December 31, 2015, are listed below:

	March 31, 2016		December 31, 2015
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$89,620	13.10%	$88,074	13.29%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	81,189	11.87	79,871	12.06
Tier 1 Capital (to Risk Weighted Assets)	81,189	11.87	79,871	12.06
Tier 1 Capital (to Average Assets)	81,189	8. 74	79,871	8.67

16. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2016. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At March 31, 2016, the 1997 Plan had 23,500 granted unexercised stock option shares. At March 31, 2016, the 2008 Plan included 135,000 granted unexercised stock option shares, 12,150 granted nonvested restricted stock award shares and 800,900 shares available to be granted.

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

A summary of option activity under the Plans as of March 31, 2016 and 2015, and changes during the three month periods ended March 31, 2016 and 2015 is presented below:

Quarter Ended March 31, 2016:	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(3,000)	27.87
Expired	(1,250)	33.27
Exercised	(3,000)	5.40
Outstanding at March 31, 2016	158,500	10.37	$202,480
Vested and Exercisable at March 31, 2016	118,500	$11.52	$148,818

Quarter Ended March 31, 2015:
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(750)	6.52
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at March 31, 2015	175,250	10.87	$195,900
Vested and Exercisable at March 31, 2015	110,150	$13.37	$103,072

The following weighted-average assumptions were used for grants awarded in the three months ended March 31, 2016 and 2015:

	Three Months Ended 3/31/16	Three Months Ended 3/31/15
Dividend growth rate	0.0%	1.0%
Expected volatility	0.0%	96.9%
Average risk-free interest rate	0.0%	1.5%
Expected lives - years	-	7

16. Stock-Based Compensation (Continued)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2016, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	97,000	6.62	$6.18	57,000	$5.65
$10.01 – 17.00	27,000	3.45	11.01	27,000	11.01
$17.01 – 26.00	29,250	2.01	20.65	29,250	20.65
$26.01 – 34.00	5,250	0.20	27.08	5,250	27.08
	158,500	5.01	$10.37	118,500	$11.52

A summary of nonvested option shares as of March 31, 2016 and 2015, and vesting changes during the three months ended March 31, 2016 and 2015, is presented below:

Period Ended March 31, 2016:	Shares	Price
Nonvested at December 31, 2015	53,300	$6.67
Granted	-	-
Forfeited	-	-
Vested	(13,300)	5.90
Nonvested at March 31, 2016	40,000	$6.93

Period Ended March 31, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(600)	6.52
Vested	(11,000)	5.47
Nonvested at March 31, 2015	65,100	$6.65

Net compensation expense recognized for stock options was $11,780 and $10,623 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total unrecognized compensation cost on granted unexercised shares was $126,033, and is expected to be recognized during the next 4.0 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the three months ended March 31, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. There were no restricted stock awards granted during the three months ended March 31, 2015. Total compensation expense recognized for restricted stock awards for the three months ended March 31, 2016 and 2015 was $8,879 and $7,263, respectively. As of March 31, 2016, there was $94,023 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 5.0 years. A summary of nonvested restricted stock awards as of March 31, 2016 and 2015, and vesting changes during the respective three month periods is presented below:

Period Ended March 31, 2016:	Shares	Price
Nonvested at December 31, 2015	10,425	$8.36
Granted	5,200	8.15
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at March 31, 2016	12,150	$8.27

Period Ended March 31, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at March 31, 2015	10,425	$8.36

16. Stock-Based Compensation (Continued)

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Decrease net income before income taxes	$20,659	$17,886
Decrease net income	$20,659	$17,886
Decrease basic earnings per share	$0.01	$0.00
Decrease diluted earnings per share	$0.01	$0.00

17. Fair Value Measurement. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs of valuation techniques used to measure fair value of nonfinancial assets and liabilities. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. In order to determine the fair value, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy. Outlined below is the application of the fair value hierarchy to the Bank’s financial assets that are carried at fair value.

Level 1: inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. The type of assets carried at Level 1 fair value generally includes investments such as U.S. Treasury and U.S. government agency securities.

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

Level 3: inputs to the valuation methodology are unobservable to the extent that observable inputs are not available. Unobservable inputs are developed based on the best information available in the circumstances and might include the Bank’s own assumptions. The Bank considers information about market participant assumptions that is reasonably available without undue cost and effort. The type of assets carried at Level 3 fair value generally include investments backed by non-traditional mortgage loans or certain state or local housing agency obligations, of which the Bank has no such assets or liabilities. Level 3 also includes impaired loans and other real estate owned.

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of securities available for sale and held to maturity. Unrealized gains on available for sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics. The Bank does not record loans held for investment at fair value on a recurring basis. However, when a loan is considered impaired, an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included below.

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	March 31, 2016	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$22,873	$22,873	$-	$-
Mortgage-backed securities	110,853	-	110,853	-
Municipal securities	52,452	-	52,452	-
Corporate bonds	26,833	-	26,833	-
Mortgage loans held for sale	2,490	-	2,490	-
Bank-owned life insurance	17,653	-	17,653	-
Total March 31, 2016	$233,154	$22,873	$210,281	$-

Description	December 31, 2015	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$31,385	$31,385	$-	$-
Mortgage-backed securities	131,684	-	131,684	-
Municipal securities	56,831	-	56,831	-
Corporate bonds	28,395	-	28,395	-
Mortgage loans held for sale	3,944	-	3,944	-
Bank-owned life insurance	15,635	-	15,635	-
Interest rate swap	(394)	-	(394)	-
Total December 31, 2015	$267,480	$31,385	$236,095	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	March 31, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$14,020	$-	$-	$14,020
Other real estate owned	5,956	-	-	5,956
Total March 31, 2016	$19,976	$-	$-	$19,976

Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans, net	$15,202	$-	$-	$15,202
Other real estate owned	6,125	-	-	6,125
Total December 31, 2015	$21,327	$-	$-	$21,327

Impaired loans at March 31, 2016 and December 31, 2015 include $13.0 million and $14.2 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $7,209 and $44,228 were made to OREO during the three months ended March 31, 2016 and 2015, respectively.

No liabilities were measured at fair value on a recurring or non-recurring basis as of March 31, 2016 or December 31, 2015.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at March 31, 2016 and December 31, 2015:

	Level in	March 31, 2016		December 31, 2015
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$17,729	$17,729	$19,426	$19,426
Interest-bearing deposits in other banks	Level 1	18,386	18,386	18,566	18,566
Securities available for sale	Level 1	22,873	22,873	31,385	31,385
Securities available for sale	Level 2	190,138	190,138	216,910	216,910
Securities held to maturity	Level 2	512	509	510	508
Loans held for sale	Level 2	2,490	2,490	3,944	3,944
Loans and leases HFI, net, less impaired loans	Level 2	623,762	616,890	586,494	583,946
Stock in FHLB of Atlanta	Level 2	1,829	1,829	2,369	2,369
Accrued interest receivable	Level 2	2,846	2,846	2,875	2,875
Interest rate swap	Level 2	-	-	(394)	(394)
Bank-owned life insurance	Level 2	17,653	17,653	15,635	15,635
Impaired loans HFI, net	Level 3	14,020	14,020	15,202	15,202
Mortgage servicing rights	Level 3	2,122	1,247	2,301	1,266
Financial liabilities:
Deposits	Level 2	$819,456	$818,667	$811,089	$811,322
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

18. Fair Value of Financial Instruments (Continued)

Interest Rate Swap: The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap is December 30, 2014. Fair value hierarchy Input level 2.

Bank-Owned Life Insurance: The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the issuer. Fair value hierarchy Input level 2.

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

Financial liabilities:

Deposits: The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for similar instruments with similar remaining maturities. Fair value hierarchy Input level 2.

Junior Subordinated Debentures: The carrying amount of junior subordinated debentures approximates fair value of similar instruments with similar characteristics and remaining maturities. Fair value hierarchy Input level 2.

19. Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. The effective date of the swap was December 30, 2014, and it has a five year term.

20. Recent Accounting Pronouncements. The following are Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (“the FASB”) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, amended the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

20. Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this ASU eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU created Topic 842 (Leases), and superseded the leases requirements in Topic 840 (Leases). Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This ASU will require both types of leases to be recognized on the balance sheet. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging), does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this ASU apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. To simplify the accounting for equity method investments, the amendments in the ASU eliminate the requirement in Topic 323 (Investments-Equity Method and Joint Ventures) that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments in this ASU require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU also require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU affect entities with transactions included within the scope of Topic 606 (Revenue from Contracts with Customers). The scope of Topic 606 includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this ASU clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for this ASU are the same as the effective date of ASU 2014-9 above. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of an initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this ASU eliminate the guidance in Topic 718 (Compensation-Stock Compensation) that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU affect entities with transactions included within the scope of Topic 606 noted above. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-9 above). The Company will evaluate the impact this ASU may have on its consolidated financial statements.

21. Subsequent Events. We have evaluated subsequent events after March 31, 2016, and concluded that no material transactions occurred, that provided additional evidence about conditions that existed at or after March 31, 2016, that required adjustments to or disclosure in the Consolidated Financial Statements.

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

Comparison of Financial Condition at March 31, 2016, and December 31, 2015. Total assets were $940.1 million at March 31, 2016, compared to $946.3 million at December 31, 2015. Earning assets were $873.4 million at March 31, 2016, compared to $878.3 million at December 31, 2015. The ratio of earning assets to total assets was 92.9% and 92.8% at March 31, 2016 and December 31, 2015, respectively.

Interest-bearing deposits with banks were $18.4 million at March 31, 2016, compared to $18.6 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $213.5 million at March 31, 2016, from $248.8 million at December 31, 2015. This reduction was the result of cash flows from scheduled amortization, calls and maturities, as well as sales of securities available-for-sale, with the proceeds used to support growth in loan portfolio. During the quarter ended March 31, 2016, we sold $30.4 million of investment securities to fund growth in our loans and leases held for investment. The Bank may also sell investment securities to manage sensitivity to future interest rate changes. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale totaled $2.5 million at March 31, 2016, compared to $3.9 million at December 31, 2015, reflecting the net effect of current period mortgage lending activity. During the three months ended March 31, 2016, there were $5.6 million of loan sales, $3.9 million of loan originations net of principal payments and $216,000 of net realized gains. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Loans serviced for others were $293.5 million at March 31, 2016, compared to $297.5 million at December 31, 2015, as principal repayments exceeded the volume of new loans sold service retained. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $32.0 million during the current quarter. As a result of this net growth, total loans and leases held for investment increased to $639.0 million at March 31, 2016, from $607.0 million at December 31, 2015. During the three months ended March 31, 2016, there were $32.4 million of originations net of principal payments and $357,000 of transfers to OREO.

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (“TDRs”) on nonaccrual status declined to $2.8 million at March 31, 2016, from $3.2 million at December 31, 2015. The decline in non-accrual loans reflects management’s resolution of nonaccrual loan relationships during the current period. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.44% at March 31, 2016, compared to 0.53% at December 31, 2016.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of interest, but not necessarily principal, is doubtful. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at March 31, 2016 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and lease portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease portfolio, management believes the ALLL is adequate and has been established pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The quarterly assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three months ended March 31, 2016.

The ALLL was $8.1 million at March 31, 2016, compared to $7.9 million at December 31, 2015. During the three months ended March 31, 2016, there were $225,000 of provision for credit losses and $44,000 of net recoveries. The ratio of the ALLL to loans and leases held for investment was 1.27% at March 31, 2016, compared to 1.30% at December 31, 2015. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $14.6 million of loans classified as impaired, net of $297,000 in write-downs at March 31, 2016, compared to $15.8 million classified as impaired, net of $358,000 in write-downs at December 31, 2015. At March 31, 2016 and December 31, 2015, the ALLL included $588,000 and $618,000 specifically provided for impaired loans, respectively.

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

On a loan-by-loan basis, the Bank restructures loans that were either on non-accrual basis or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual basis until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. The Bank has not immediately placed any restructured loan on accrual status that was on nonaccrual status prior to restructuring. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis and placement on nonaccrual is not required. See “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures was $6.0 million at March 31, 2016, compared to $6.1 million at December 31, 2015. During the three months ended March 31, 2016, there were $519,000 of disposals, $7,000 of valuation adjustments and $357,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $17.7 million at March 31, 2016, from $15.6 million at December 31, 2015. The Bank’s investment returns from the BOLI are utilized to recover a portion of the cost of providing benefit plans to our employees.

Goodwill was $4.2 million at March 31, 2016 and December 31, 2015, respectively, and is not being amortized pursuant to provisions of financial accounting standards. The unamortized balance of the Company’s goodwill is tested for impairment annually. The Company’s most recent annual impairment test determined there was no goodwill impairment. Identifiable intangible assets were $1.8 million at March 31, 2016, compared to $1.9 million at December 31, 2015, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased to $818.7 million at March 31, 2016, from $811.3 million at December 31, 2015. For the current three month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts grew by $3.5 million to $554.8 million at March 31, 2016, from $551.3 million at December 31, 2015.

Certificates of deposit (“CDs”) grew by $3.8 million to $263.8 million at March 31, 2016, from $260.0 million at December 31, 2015. CDs represented 32.2% and 32.1% of total deposits at March 31, 2016 and December 31, 2015, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

FHLB borrowings declined to $21.5 million at March 31, 2016, from $37.0 million at December 31, 2015. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds or to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both March 31, 2016 and December 31, 2015. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased $2.0 million to $84.2 million at March 31, 2016, from $82.2 million at December 31, 2015. This increase reflects the $1.5 million of net income earned for the quarter ended March 31, 2016 and a $764,000 increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, net of $237,000 of dividends declared. There were 9,493,776 common shares outstanding at March 31, 2016, compared to 9,489,222 shares outstanding at December 31, 2015, reflecting the effect of 3,475 shares issued pursuant to the vesting of restricted stock awards and 1,079 shares issued pursuant to a stock option exercise during the current period. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $3.2 million at March 31, 2016, from $2.4 million at December 31, 2015, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 8.31% at March 31, 2016, compared to 8.04% at December 31, 2015. The tangible book value per common share increased to $8.23 at March 31, 2016, from $8.02 at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of March 31, 2016, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since March 31, 2016 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three Months Ended March 31, 2016 and 2015.

General. Net income for the three months ended March 31, 2016 increased to $1.5 million, or $0.15 per diluted common share, from net income of $725,000, or $0.08 per diluted common share earned for the comparative three month period ended March 31, 2015. Net income for the three months ended March 31, 2015 reflects the impact of $425,000 of one-time pre-tax transaction expenses associated with the acquisition of nine branch offices from Bank of America (BOA) in mid-December of 2014.

Interest Income. Interest income increased to $8.7 million for the three months ended March 31, 2016, from $7.8 million for the three months ended March 31, 2015. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, and an increase in yields on earning assets. The tax equivalent yield on average earning assets increased by 10 basis points to 4.07% for the three months ended March 31, 2016, from 3.97% for the three months ended March 31, 2015. Average earning assets increased to $865.5 million for the three months ended March 31, 2016, from $802.4 million for the comparative 2015 three month period.

Interest Expense. Interest expense increased to $882,000 for the three months ended March 31, 2016, from $708,000 for the three months ended March 31, 2015. Interest expense during the current period was primarily impacted by increased interest expense on deposits and borrowings, reflecting the growth in deposits and volume of FHLB borrowings discussed above.

The cost of average interest-bearing liabilities increased by 8 basis points to 0.52% for the three months ended March 31, 2016, from 0.44% for the three months ended March 31, 2015. The Bank’s cost of interest-bearing liabilities has been impacted by a combination of growth in lower cost non-maturity deposits and pricing of new and renewed CDs in the current interest rate environment.

Average interest-bearing liabilities increased to $685.1 million for the three months ended March 31, 2016, from $645.6 million for the comparable 2015 three month period. Average noninterest-bearing demand deposits increased to $163.3 million for the three months ended March 31, 2015, from $147.6 million for the comparable 2015 three month period.

Net Interest Income. Net interest income for the quarter ended March 31, 2016 increased to $7.8 million, from $7.1 million for the comparable 2015 three month period. The tax equivalent net interest margin increased to 3.66% for the current quarter, from 3.62% for the comparable 2015 quarter. Yields on earning assets have been impacted by renewal of existing loans and origination of new loans in a highly competitive, low interest rate environment. This impact has been mitigated by a significant change in the mix of our earning assets over comparative periods. On the liability side of the balance sheet, while we continue to seek expansion of our non-maturity deposit base, we have also taken steps to protect the Company from a rising rate environment by adding some longer-term funding.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three months ended March 31, 2016 and 2015, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 - Yield/Cost Analysis	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$621,345	$7,192	4.59%	$489,583	$5,935	4.86%
Investments and deposits (1)	244,118	1,480	2.73%	312,804	1,830	2.59%
Total earning assets (1)	865,463	8,672	4.07%	802,387	7,765	3.97%
Nonearning assets	73,239			77,177
Total assets	$938,702			$879,564
Interest bearing liabilities:
Deposits	$641,460	669	.42%	$635,212	570	.36%
Borrowings	33,313	73	.87%	54	—	.38%
Junior subordinated debentures	10,310	140	5.37%	10,310	139	5.37%
Total interest-bearing liabilities	685,083	882	.52%	645,576	709	.44%
Noninterest bearing demand deposits	163,269	0	.00%	147,559	0	.00%
Total sources of funds	848,352	882	.42%	793,135	709	.36%
Other liabilities and stockholders’ equity:
Other liabilities	6,085			5,549
Stockholders' equity	84,265			81,880
Total liabilities and stockholders' equity	$938,702			$879,564
Net interest income		$7,790			$7,056
Interest rate spread (1) (2)			3.55%			3.53%
Net interest margin (1) (3)			3.66%			3.62%
Ratio of earning assets to interest bearing liabilities			126.33%			124.29%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $225,000 of provision for credit losses in the three months ended March 31, 2016, compared to none recorded in the three months ended March 31, 2015. The increase in provision for credit losses is primarily attributable to support the $32.0 million net growth in loans held for investment during the current quarter. Provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan and lease portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Noninterest Income. Total noninterest income increased to $3.6 million for the three months ended March 31, 2016, from $3.2 million for the comparable 2015 three month period. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Service charges and fees remained relatively consistent at $2.0 million for the three months ended March 31, 2016 and $1.9 million for the comparable 2015 three month period. The current volume of service charges and fees has been enhanced by the BOA branch acquisition transaction. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, cross-selling to existing customers and offering new revenue generating products.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $648,000 for the three months ended March 31, 2016, from $624,000 for the comparable 2015 three month period.  Revenue from mortgage banking in the first quarter of 2016 was primarily driven by mortgage applications taken in the last two months of 2015 and the first month of 2016. Application volume decreased during that period due to a temporary spike in long term rates. We continue to explore various strategies to enhance our non-interest income, including the purchasing of mortgage servicing rights.

Net gains from investment securities sales increased to $284,000 for the first quarter of 2016, from $251,000 for the comparable 2015 first quarter. During the first quarter of 2016, $30.4 million of investment securities were sold primarily to fund the growth in loans held for investment as discussed above.

Sales of OREO properties resulted in a $12,000 net loss for the first quarter of 2016, compared to a net gain of $46,000 for the 2015 first quarter, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income for the first quarter of 2016 totaled $692,000, which includes a $230,000 non-recurring item as well as $144,000 of Small Business Administration (“SBA”) related revenue. While the Bank has made SBA loans in the past, we only recently began the process of actively selling and servicing these credits. Other non-interest income totaled $334,000 for the comparative first quarter of 2015. Also included in other non-interest income is revenue from investments in BOLI of $135,000 for the first quarter of 2016, compared to $127,000 for the 2015 first quarter.

Total core non-interest income, excluding net gains from securities and OREO sales, and the non-recurring item, improved to $3.1 million for the first quarter of 2016, from $2.9 million for the 2015 first quarter.

Noninterest Expense. Total noninterest expense declined to $9.1 million for the three months ended March 31, 2016, from $9.3 million for the comparable 2015 three month period.

Compensation and benefit expenses, the largest component of non-interest expenses, increased to $5.0 million for the first quarter of 2016, from $4.7 million for the 2015 first quarter. First quarter 2016 expenses included $65,000 of severance costs associated with branch consolidations during the period. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

FDIC insurance premiums increased to $162,000 for the first quarter of 2016, from $133,000 for the 2015 first quarter, reflecting period over period balance sheet growth. Recently announced changes in the FDIC insurance premium calculation should have a positive impact on these expenses going forward.

Premises and equipment expense remained consistent at $1.4 million for both the first quarter of 2016 and the first quarter of 2015. Premises and equipment costs for the first quarter of 2015 included $57,000 of one-time acquisition expenses. During the first quarter of 2016, we consolidated three branch locations with other nearby facilities. While branch consolidations typically result in some customer loss, particularly with cash intensive customers, our retention rate is very high due to the relationships we have built and our electronic banking capabilities. We continue to strive to enhance our operating leverage and further improve efficiency.

Advertising expense increased to $188,000 for the first quarter of 2016, from $163,000 for the 2015 first quarter. Advertising expense for the 2015 first quarter included $15,000 of one-time acquisition expenses. Over the past fifteen months, the Bank has increased marketing expense to enhance its brand awareness throughout our footprint and more specifically in the new markets. We anticipate that marketing expenses will remain at or below current levels as we look to take a more product targeted approach.

Data processing costs declined to $796,000 for the first quarter of 2016, from $1.1 million for the 2015 first quarter. Data processing expense for the 2015 first quarter included $173,000 of one-time acquisition expenses. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $132,000 for the first quarter of 2016, compared to $127,000 for the 2015 first quarter. Amortization of mortgage servicing rights was $60,000 the first quarter of 2016, compared to $56,000 for the 2015 first quarter. Amortization of the Company’s core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $71,000 the first quarter of 2016, compared to $72,000 for the 2015 first quarter. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In conjunction with the decline in the Bank’s OREO, total expenses attributable to ongoing maintenance, property taxes and insurance, as well as valuation adjustments for OREO properties have also declined. These OREO expenses declined to $94,000 for the 2016 first quarter, from $207,000 for the comparative 2015 first quarter.

Other non-interest expense was $1.3 million for the first quarter of 2016, compared to $1.4 million for the 2015 first quarter. As previously discussed, during the first quarter of 2016 the Bank consolidated three existing branches into nearby locations. Of the locations that were consolidated, two of the facilities are leased and the third is owned. The Bank has entered into a contract to sell the owned location and realized an $85,000 pre-tax loss, which is included in other expense during the current period. Other expense for the 2015 first quarter included $180,000 of one-time acquisition expenses.

Income tax expense increased to $574,000 for the first quarter of 2016, from $257,000 for the 2015 first quarter. The effective income tax rates were 28.20% for the first quarter of 2016, compared to 26.15% for the 2015 first quarter. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (ROA), return on average equity (ROE) and the efficiency ratio. ROA increased to 0.63% for the first quarter of 2016, from 0.33% for the 2015 first quarter. ROE increased to 6.97% for the first quarter of 2016, from 3.61% for the 2015 first quarter. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) improved to 80.74% for the first quarter of 2016, from 91.30% for the 2015 first quarter. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses and has elevated over the course of the last twelve months due primarily to franchise expansion. We anticipate the efficiency ratio to improve as we continue to execute on the branch acquisition strategy and explore opportunities to increase operating leverage and gain efficiencies from our branch network.

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

At March 31, 2016, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $252.1 million, compared to $290.7 million at December 31, 2015. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 29.5% at March 31, 2016, compared to 33.8% at December 31, 2015, which management believes is more than adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available for sale. At March 31, 2016, the Bank had $236.4 million of credit availability with the FHLB, of which there was lendable collateral value totaling $174.1 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at March 31, 2016, the Bank had additional capacity to borrow $75.9 million from the FRB Discount Window and $70.0 million of pre-approved, but unused lines of credit.

The FDIC requires the Bank to meet the following minimum capital requirements: total risk-based capital, Tier 1 risk-based capital, leverage capital and common equity Tier 1 risk-based capital. The required minimum capital ratios are as follows: Total capital ratio of 8% of risk-weighted assets; Tier 1 capital ratio of 6% of risk-weighted assets; Leverage ratio of 4% of average total assets; and Common equity Tier 1 capital ratio of 4.5% of risk-weighted assets. The Bank was in compliance with all regulatory capital requirements at March 31, 2016, and December 31, 2015. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2016 and 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of March 31, 2016 and December 31, 2015, and for the Three Months Ended March 31, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2016

