Form 10-Q
period 2016-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2016-08-11
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Yes ☐  No ☒

Number of shares of common stock outstanding as of August 11, 2016: 9,494,935.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
	(Unaudited)

Assets
Cash and due from banks	$24,376,456	$19,425,747
Interest-bearing deposits with banks	16,357,259	18,565,521
Investment securities available-for-sale, at fair value	199,855,361	248,294,725
Investment securities held-to-maturity	509,036	508,456
Mortgage loans held for sale	5,251,714	3,943,798

Loans and leases held for investment	668,842,905	607,014,247
Allowance for loan and lease losses	(8,338,244)	(7,866,523)
Net loans and leases held for investment	660,504,661	599,147,724

Premises and equipment, net	11,671,166	13,664,937
Assets held for sale	192,720	-
Other real estate owned	5,540,672	6,125,054
Federal Home Loan Bank stock, at cost	2,317,500	2,369,300
Accrued interest receivable	3,141,824	2,874,506
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	1,272,952	1,265,589
Identifiable intangible assets	1,753,350	1,895,514
Bank-owned life insurance	17,795,206	15,635,140
Prepaid expenses and other assets	6,720,669	8,348,385

Total assets	$961,479,122	$946,282,972

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$177,281,556	$169,545,849
Interest bearing demand	242,206,763	246,376,521
Savings	142,151,162	135,369,668
Large denomination certificates of deposit	118,773,827	116,299,196
Other time deposits	145,049,086	143,730,993
Total deposits	825,462,394	811,322,227

Borrowings	32,500,000	37,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,880,159	5,479,971
Total liabilities	874,152,553	864,112,198

Common stock, $.01 par value, 25,000,000 shares authorized; 9,493,776 and 9,489,222 shares outstanding, respectively	94,938	94,892
Additional paid-in capital	35,978,994	35,936,911
Retained earnings	46,241,836	43,691,073
Accumulated other comprehensive income	5,010,801	2,447,898
Total stockholders' equity	87,326,569	82,170,774

Total liabilities and stockholders' equity	$961,479,122	$946,282,972

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Interest income:
Interest and fees on loans	$7,642,097	$6,260,775	$14,833,692	$12,195,294
Interest on investments and deposits	1,356,030	1,639,763	2,836,282	3,469,740
Total interest income	8,998,127	7,900,538	17,669,974	15,665,034

Interest expense:
Interest on deposits	697,426	562,241	1,366,702	1,131,989
Interest on borrowings	58,711	7,421	131,797	7,516
Interest on junior subordinated notes	141,578	141,578	281,617	280,078
Total interest expense	897,715	711,240	1,780,116	1,419,583

Net interest income	8,100,412	7,189,298	15,889,858	14,245,451
Provision for credit losses	325,000	140,000	550,000	140,000
Net interest income after provision for credit losses	7,775,412	7,049,298	15,339,858	14,105,451

Non-interest income:
Deposit fees and service charges	1,931,050	2,102,664	3,838,457	3,974,859
Loan fees and charges	138,649	63,088	195,634	116,236
Mortgage loan servicing fees	273,689	304,705	507,689	543,447
Gain on sale and other fees on mortgage loans	568,403	572,549	982,264	957,533
Gain (loss) on sale of other real estate, net	(14,315)	27,349	(26,484)	73,216
Gain on sale of investment securities	183,955	201,157	467,470	451,938
Other income	466,798	344,675	1,159,085	678,820
Total non-interest income	3,548,229	3,616,187	7,124,115	6,796,049

Non-interest expense:
Compensation and fringe benefits	4,944,984	4,806,350	9,984,939	9,539,972
Federal deposit insurance premiums	160,525	148,639	322,134	281,882
Premises and equipment	1,380,675	1,290,526	2,754,484	2,664,453
Advertising	229,434	216,967	417,253	379,651
Data processing	749,731	879,576	1,546,217	1,986,421
Amortization of intangible assets	133,571	129,610	265,099	257,069
Other real estate owned expense	212,883	156,849	306,557	363,591
Other	1,235,090	1,397,461	2,556,137	2,807,183
Total non-interest expense	9,046,893	9,025,978	18,152,820	18,280,222

Income before income tax expense	2,276,748	1,639,507	4,311,153	2,621,278
Income tax expense	664,734	485,609	1,238,345	742,303

NET INCOME	$1,612,014	$1,153,898	$3,072,808	$1,878,975

Per share data:
Basic earnings per share	$0.17	$0.12	$0.32	$0.20
Diluted earnings per share	$0.17	$0.12	$0.32	$0.20
Dividends per share	$0.030	$0.025	$0.055	$0.050
Average basic shares outstanding	9,493,776	9,526,656	9,492,489	9,548,393
Average diluted shares outstanding	9,519,565	9,546,235	9,517,248	9,568,257

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2016	2015	2016	2015

Net income	$1,612,014	$1,153,898	$3,072,808	$1,878,975

Other comprehensive income (loss):
Increase (decrease) unrealized holding gains on securities available for sale	3,108,028	(3,135,702)	4,790,347	(1,081,420)
Tax effect	(1,164,857)	1,208,426	(1,776,969)	457,516
Unrealized holding gains (losses) on securities available for sale, net of tax	1,943,171	(1,927,276)	3,013,378	(623,904)

Reclassification adjustment for realized gains included in net income	(183,955)	(201,157)	(467,470)	(451,938)
Tax effect	53,709	59,580	134,276	125,159
Reclassification adjustment for realized gains, net of tax	(130,246)	(141,577)	(333,194)	(326,779)

Unrealized gains (losses) on interest rate hedge position	(22,560)	92,415	(187,051)	(11,562)
Tax effect	8,415	(34,471)	69,770	4,313
Unrealized gains (losses) on interest rate hedge position, net of tax	(14,145)	57,944	(117,281)	(7,249)

Other comprehensive income (loss), net of tax	1,798,780	(2,010,909)	2,562,903	(957,932)

Comprehensive income (loss)	$3,410,794	$(857,011)	$5,635,711	$921,043

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Six Months Ended June 30, 2016	stock	capital	earnings	income, net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income			3,072,808		3,072,808

Other comprehensive income, net				2,562,903	2,562,903

Vesting of restricted stock awards, net	35	(35)			-

Exercise of stock options	11	(11)			-

Stock based compensation expense		42,129			42,129

Dividends			(522,045)		(522,045)

Balance at June 30, 2016	$94,938	$35,978,994	$46,241,836	$5,010,801	$87,326,569

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Six Months Ended June 30, 2015	stock	capital	earnings	income, net	Total
	(As restated)
Balance at December 31, 2014	$95,980	$35,869,195	$40,868,919 (a)	$3,168,482	$80,002,576

Net income			1,878,975		1,878,975

Other comprehensive loss, net				(957,932)	(957,932)

Vesting of restricted stock awards, net	35	(989)			(954)

Retirement of common shares	(975)		(791,787)		(792,762)

Stock based compensation expense		35,702			35,702

Dividends			(478,178)		(478,178)

Balance at June 30, 2015	$95,040	$35,903,908	$41,477,929	$2,210,550	$79,687,427

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net income	$3,072,808	$1,878,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	550,000	140,000
Depreciation	847,168	918,237
Amortization of intangibles	122,935	113,372
Amortization of mortgage servicing rights	142,164	143,698
Accretion of discounts and premiums on securities, net	768,201	1,140,647
Loss on disposal of premises and equipment	1,651	-
Loss on sale of assets held for sale	87,121	-
Loss (gain) on sale of other real estate owned	26,484	(73,216)
Gain on sale of loans held for sale	(540,097)	(526,479)
Gain on sale of investment securities available for sale	(467,470)	(451,938)
Valuation allowance on other real estate owned	110,170	85,658
Stock based compensation expense	42,129	35,702
Originations of loans held for sale, net	(16,586,508)	(17,094,334)
Proceeds from sale of loans held for sale	15,818,689	16,243,208
Other operating activities	611	(2,284,838)
Net cash provided by operating activities	3,996,056	268,692

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	40,631,309	22,805,370
Proceeds from principal repayments of mortgage-backed securities available-for-sale	11,829,622	12,443,417
Proceeds from sale of assets held for sale	803,479	-
Mortgage serving rights from loans sold with servicing retained	(130,298)	(147,698)
Originations of loans held for investment, net of principal repayments	(62,371,462)	(64,225,585)
Proceeds from disposal of other real estate owned	912,253	1,463,100
Proceeds from disposal of premises and equipment	297,727	-
Purchases of investment securities available for sale	-	(5,292,574)
Purchases of bank-owned life insurance	(2,160,066)	(254,374)
Sale (purchase) of FHLB stock	51,800	(1,550,300)
Purchase of premises and equipment	(236,095)	(342,940)
Net cash used in investing activities	(10,371,731)	(35,101,584)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	14,140,167	(15,411,438)
Net (decrease) increase in FHLB borrowings	(4,500,000)	32,000,000
Cash paid for dividends	(522,045)	(478,178)
Retirement of common shares	-	(792,762)
Vesting of restricted stock awards, net	-	(954)
Net cash provided by financing activities	9,118,122	15,316,668

Increase (decrease) in cash and cash equivalents	2,742,447	(19,516,224)
Cash and cash equivalents, beginning of period	37,991,268	56,116,677
Cash and cash equivalents, end of period	$40,733,715	$36,600,453

Supplemental disclosures:
Other real estate acquired in settlement of loans	$464,525	$729,372
Transfer of premises to assets held for sale	1,083,320	-
Cash paid for interest	$1,752,134	$1,431,798

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three and six months ended June 30, 2016 and 2015, there were 25,789 and 24,759 stock options and 19,579 and 19,864 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available-for-sale securities, and the reclassification of net gains and losses on available-for-sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the six months ended June 30, 2016 and 2015:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Six Months Ended June 30, 2016	(In thousands)
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	3,013	(117)	2,896
Amounts reclassified from AOCI	(333)	-	(333)
Net current period other comprehensive income (loss)	2,680	(117)	2,563
Balance at June 30, 2016	$5,375	$(364)	$5,011

Six Months Ended June 30, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive loss before reclassifications	(623)	(7)	(630)
Amounts reclassified from AOCI	(327)	-	(327)
Net current period other comprehensive income (loss)	(950)	(7)	(957)
Balance at June 30, 2015	$2,472	$(261)	$2,211

4. Investment Securities. The following is a summary of the securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at June 30, 2016 and December 31, 2015:

	Amortized	Gross	Gross	Fair
Securities available-for-sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
June 30, 2016
Government agencies	$11,551	$863	$-	$12,414
Mortgage-backed securities	102,906	4,705	4	107,607
Municipal securities	49,680	3,245	-	52,925
Corporate bonds	27,049	133	273	26,909
Total	$191,186	$8,946	$277	$199,855

December 31, 2015
Government agencies	$30,850	$541	$6	$31,385
Mortgage-backed securities	128,820	3,141	277	131,684
Municipal securities	55,534	1,305	8	56,831
Corporate bonds	28,744	-	349	28,395
Total	$243,948	$4,987	$640	$248,295

4. Investment Securities (Continued)

	Amortized	Gross	Gross	Fair
Securities held-to-maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
June 30, 2016
Government agencies	$509	$3	$-	$512
Total	$509	$3	$-	$512

December 31, 2015
Government agencies	$508	$2	$-	$510
Total	$508	$2	$-	$510

The following table presents a summary of realized gains and losses from the sale of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from Sale	$9,940	$9,034	$40,631	$22,805

Gross realized gains on sales	185	206	594	457
Gross realized losses on sales	(1)	(5)	(127)	(5)
Total realized gains, net	$184	$201	$467	$452

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at June 30, 2016 and December 31, 2015. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2016
Government agencies	1,666	4	-	-	1,666	4
Corporate bonds	1,985	12	12,250	261	14,235	273
Total	$3,651	$16	$12,250	$261	$15,901	$277

December 31, 2015
Government agencies	$3,785	$12	$-	$-	$3,785	$12
Mortgage-backed securities	51,956	264	2,641	7	54,597	271
Municipal securities	1,530	8	-	-	1,530	8
Corporate bonds	16,115	120	11,280	229	27,395	349
Total	$73,386	$404	$13,921	$236	$87,307	$640

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at June 30, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$1,068	$10,483	$-
Fair value	-	1,108	11,306	-
Mortgage-backed securities
Amortized cost	2,117	65,079	14,732	20,978
Fair value	2,213	67,473	15,157	22,764
Municipal securities
Amortized cost	1,413	18,212	27,350	2,705
Fair value	1,438	18,923	29,634	2,930
Corporate bonds
Amortized cost	-	17,051	9,998	-
Fair value	-	17,144	9,765	-
Total Amortized cost	$3,530	$101,410	$62,563	$23,683
Total Fair value	$3,651	$104,648	$65,862	$25,694

Securities held-to-maturity:
Government agencies
Amortized cost	$509	$-	$-	$-
Fair value	512	-	-	-
Total Amortized cost	$509	$-	$-	$-
Total Fair value	$512	$-	$-	$-

United States Government Agency securities with an amortized cost of $14.8 million were pledged as collateral for public deposits at June 30, 2016, compared to $11.8 million at December 31, 2015. In addition, a government agency bond with an amortized cost of $509,000 and $508,000 was pledged as collateral on an interest rate swap transaction at June 30, 2016 and December 31, 2015, respectively.

Prior to purchasing any security, the Bank ensures the security is “investment grade”. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) the Bank must expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade.

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

4. Investment Securities (Continued)

At June 30, 2016, the investment securities portfolio included 49 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Pennsylvania	$3,878	$3,972
California	3,646	3,920
Washington	3,408	3,604
Indiana	2,440	2,492
Alabama	1,830	1,961
Utah	1,799	1,902
Nevada	1,356	1,407
Missouri	1,308	1,518
Other (11 states)	8,486	9,009
Total general obligation bonds	28,151	29,785
Revenue bonds:
New York	7,252	7,892
North Carolina	4,279	4,501
Mississippi	2,334	2,498
Oklahoma	2,264	2,490
Pennsylvania	1,864	1,934
Other (3 states)	3,536	3,825
Total revenue bonds	21,529	23,140
Total obligations of state and political subdivisions	$49,680	$52,925

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at June 30, 2016.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	June 30, 2016
	Amortized Cost	Fair Value
Revenue bonds by revenue source:	(In thousands)
University and college	$8,642	$9,427
Public improvements	5,009	5,397
Pension funding	1,864	1,934
Refunding bonds	1,640	1,759
Other	4,374	4,623
Total revenue bonds	$21,529	$23,140

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of June 30, 2016, this issue had an amortized cost of $2.9 million and fair value of $3.2 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (ASC) 825, Financial Instruments, at June 30, 2016 and December 31, 2015, the Bank marked these mortgage loans to market. Mortgage loans held for sale at June 30, 2016 and December 31, 2015, had estimated fair market values of $5.3 million and $3.9 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Forward Contracts
Mortgage Loan Forward Sales Commitments	$70	$8,900	$78	$2,882

6. Loans Held for Investment. Loans held for investment at June 30, 2016 and December 31, 2015 are listed below:

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$67,259	10.0%	$68,229	11.2%
Residential construction	6,103	0.9	3,934	0.6
Residential lots and raw land	165	0.1	157	0.1
Total mortgage loans	73,527	11.0	72,320	11.9

Commercial loans and leases:
Commercial real estate	362,227	54.1	338,714	55.7
Commercial construction	56,918	8.5	42,987	7.1
Commercial lots and raw land	35,078	5.3	28,271	4.7
Commercial and Industrial	57,061	8.5	45,481	7.5
Lease receivables	18,927	2.8	17,235	2.8
Total commercial loans and leases	530,211	79.2	472,688	77.8

Consumer loans:
Consumer real estate	16,938	2.5	17,239	2.8
Consumer construction	417	0.1	196	0.1
Consumer lots and raw land	9,333	1.4	9,643	1.6
Home equity lines of credit	32,867	4.9	29,709	4.8
Consumer other	6,371	0.9	6,070	1.0
Total consumer loans	65,926	9.8	62,857	10.3

Gross loans held for investment	669,664	100.0%	607,865	100.0%

Less deferred loan origination fees, net	821		850
Less allowance for loan and lease losses	8,338		7,867

Net loans held for investment	$660,505		$599,148

The Bank has pledged eligible loans as collateral for actual or potential borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank of Richmond (FRB). At June 30, 2016, the Bank pledged $241.9 million and $136.6 million of loans to the FHLB and FRB, respectively. See Note 13 below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail nonaccrual loans held for investment, including troubled debt restructured (TDR) loans accounted for on a nonaccrual status, segregated by class of loans, at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$605	$635
Residential lots and raw land	-	-
Commercial real estate	535	594
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Lease receivables	-	95
Consumer real estate	225	148
Consumer lots and raw land	118	140
Home equity lines of credit	147	81
Consumer other	-	2
Total non-TDR loans accounted for on a nonaccrual status	1,630	1,695

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	98	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer real estate	152	159
Total Past Due TDRs	250	159

Current TDRs:
Residential real estate	504	809
Commercial real estate	202	534
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer lots and raw land	-	-
Total Current TDRs	706	1,343
Total TDR loans accounted for on a nonaccrual status	956	1,502
Total non-performing loans	$2,586	3,197
Percentage of total loans held for investment, net	0.4%	0.5%
Loans over 90 days past due, still accruing	$218	$115
Other real estate owned	5,541	6,125
Total non-performing assets	$8,345	$9,437

Cumulative interest income not recorded on loans accounted for on a nonaccrual status was $76,344 and $71,723 at June 30, 2016 and December 31, 2015, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of June 30, 2016 and December 31, 2015:

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
June 30, 2016
Residential real estate	$-	$146	$728	$874	$66,385	$67,259	$147
Residential construction	-	-	-	-	6,103	6,103	-
Residential lots and raw land	-	-	-	-	165	165	-
Commercial real estate	382	304	109	795	361,432	362,227	-
Commercial construction	-	-	-	-	56,918	56,918	-
Commercial lots and raw land	-	-	71	71	35,007	35,078	71
Commercial and Industrial	204	-	-	204	56,857	57,061	-
Lease receivables	-	-	-	-	18,927	18,927	-
Consumer real estate	152	6	330	488	16,450	16,938	-
Consumer construction	-	-	-	-	417	417	-
Consumer lots and raw land	193	-	59	252	9,081	9,333	-
Home equity lines of credit	111	99	86	296	32,571	32,867	-
Consumer other	3	-	-	3	6,368	6,371	-
Total	$1,045	$555	$1,383	$2,983	$666,681	$669,664	$218

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
December 31, 2015
Residential real estate	$2,238	$107	$354	$2,699	$65,530	$68,229	$115
Residential construction	120	-	-	120	3,814	3,934	-
Residential lots and raw land	-	-	-	-	157	157	-
Commercial real estate	1,054	227	103	1,384	337,330	338,714	-
Commercial construction	-	-	-	-	42,987	42,987	-
Commercial lots and raw land	69	-	-	69	28,202	28,271	-
Commercial and Industrial	3	-	-	3	45,478	45,481	-
Lease receivables	-	-	95	95	17,140	17,235	-
Consumer real estate	429	113	237	779	16,460	17,239	-
Consumer construction	-	-	-	-	196	196	-
Consumer lots and raw land	211	-	140	351	9,292	9,643	-
Home equity lines of credit	122	72	34	228	29,481	29,709	-
Consumer other	3	2	1	6	6,064	6,070	-
Total	$4,249	$521	$964	$5,734	$602,131	$607,865	$115

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of June 30, 2016 and December 31, 2015. Impaired loans include loans modified as a TDR, whether on accrual or nonaccrual status. At June 30, 2016, impaired loans included $1.4 million of TDRs, compared to $2.4 million at December 31, 2015.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans June 30, 2016
With no related allowance recorded:
Residential real estate	$779	$987	$-	$884	$20
Commercial real estate	6,449	6,561	-	8,274	214
Commercial construction	405	405	-	537	19
Commercial lots and raw land	2,353	2,353	-	2,457	60
Commercial and Industrial	40	40	-	41	1
Consumer real estate	371	381	-	255	8
Consumer lots and raw land	104	157	-	67	4
Home equity lines of credit	53	55	-	50	1
Consumer other	40	40	-	41	1
Subtotal:	10,594	10,979	-	12,606	328

With an allowance recorded:
Commercial real estate	772	774	347	802	28
Commercial and Industrial	4	4	5	10	-
Consumer lots and raw land	661	661	156	701	15
Home equity lines of credit	23	25	23	15	2
Subtotal	1,460	1,464	531	1,528	45

Totals:
Residential	779	987	-	884	20
Commercial	10,023	10,137	352	12,121	322
Consumer	1,252	1,319	179	1,129	31
Grand Total	$12,054	$12,443	$531	$14,134	$373

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans December 31, 2015
With no related allowance recorded:
Residential real estate	$1,087	$1,384	$-	$1,180	$62
Commercial real estate	9,521	9,573	-	10,883	564
Commercial construction	574	574	-	305	14
Commercial lots and raw land	2,616	2,616	-	2,764	139
Commercial and Industrial	42	42	-	44	2
Consumer real estate	201	207	-	277	8
Consumer lots and raw land	50	50	-	55	3
Home equity lines of credit	50	51	-	56	2
Consumer other	42	42	-	44	2
Subtotal:	14,183	14,539	-	15,608	796

With an allowance recorded:
Commercial real estate	821	823	365	1,434	57
Commercial and Industrial	14	14	14	61	2
Consumer real estate	79	79	30	100	2
Consumer lots and raw land	723	723	209	619	35
Subtotal	1,637	1,639	618	2,214	96

Totals:
Residential	1,087	1,384	-	1,180	62
Commercial	13,588	13,642	379	15,491	778
Consumer	1,145	1,152	239	1,151	52
Grand Total	$15,820	$16,178	$618	$17,822	$892

6. Loans Held for Investment (Continued)

Credit Quality Indicators. The Bank assigns a risk grade to each loan in the portfolio as part of the on-going monitoring of the credit quality of the loan portfolio.

Commercial loans are graded on a scale of 1 to 9 as follows:

•	Risk Grade 1 (Excellent) - Loans in this category are considered to be of the highest quality.
•	Risk Grade 2 (Above Average) - Loans are supported by above average financial strength and stability.
•	Risk Grade 3 (Average) - Credits in this group are supported by upper tier industry-average financial strength and stability.
•	Risk Grade 4 (Acceptable) - Credits in this group are supported by lower end industry-average financial strength and stability.
•	Risk Grade 5 (Watch) - An asset in this category is one that has been identified by the lender, or credit administration as a loan that has shown some degree of deterioration from its original status.
•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention.
•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any.
•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.
•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.

Consumer loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 5 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss.
•	Risk Grade 6 (Special Mention) - An asset in this category is currently protected by collateral but has potential weaknesses that deserve management’s close attention.
•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the debtor(s) or of the collateral pledged, if any.
•	Risk Grade 8 (Doubtful) - A loan graded in this category has all the weaknesses inherent in one graded Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.
•	Risk Grade 9 (Loss) - A loan graded as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.

Mortgage loans are graded on a scale of 1 to 9 as follows:

•	Risk Grades 1 - 4 (Pass) - Loans in this category generally show little to no signs of weakness or have adequate mitigating factors that minimize the risk of loss.
•	Risk Grade 5 (Pass -Watch) – Watch loans have shown credit quality changes from the original status.
•	Risk Grade 6 (Special Mention) – Special Mention loans are currently protected by collateral but have potential weaknesses that deserve management’s close attention.
•	Risk Grade 7 (Substandard) - Substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower(s).
•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.
•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

6. Loans Held for Investment (Continued)

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2016 and December 31, 2015:

June 30, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,396	-	153	3,885
3-Average	107,049	13,487	2,731	11,395
4-Acceptable	228,967	40,999	24,691	37,158
5-Watch	11,993	1,399	3,675	2,296
6-Special Mention	6,973	628	2,673	369
7-Substandard	4,849	405	1,155	1,958
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$362,227	$56,918	$35,078	$57,061

June 30, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$15,990	$417	$8,900	$32,518	$6,365
6-Special Mention	549	-	270	109	5
7-Substandard	399	-	163	240	1
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,938	$417	$9,333	$32,867	$6,371

June 30, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,376	$6,103	$165	$18,927
6-Special Mention	775	-	-	-
7-Substandard	1,108	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,259	$6,103	$165	$18,927

6. Loans Held for Investment (Continued)

December 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
		(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,788	-	160	3,757
3-Average	98,148	10,023	2,247	8,095
4-Acceptable	209,936	31,139	18,086	30,218
5-Watch	11,877	391	3,821	1,350
6-Special Mention	7,872	860	2,715	41
7-Substandard	8,093	574	1,242	2,020
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$338,714	$42,987	$28,271	$45,481

December 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,253	$196	$7,906	$29,523	$6,000
6-Special Mention	679	-	1,270	61	26
7-Substandard	307	-	277	125	44
8-Doubtful	-	-	190	-	-
9-Loss	-	-	-	-	-
Total	$17,239	$196	$9,643	$29,709	$6,070

December 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,977	$3,934	$157	$17,140
6-Special Mention	791	-	-	-
7-Substandard	1,461	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,229	$3,934	$157	$17,235

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the six months ended June 30, 2016 and 2015:

	June 30, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$(45)	$685	$66,480
Residential construction	47	-	-	22	69	6,103
Residential lots and raw land	2	-	-	-	2	165
Commercial real estate	4,065	-	16	217	4,298	355,006
Commercial construction	518	-	70	96	684	56,513
Commercial lots and raw land	303	-	-	73	376	32,721
Commercial and industrial	641	(2)	3	88	730	57,021
Lease receivables	196	-	-	8	204	18,927
Consumer real estate	198	-	7	(17)	188	16,567
Consumer construction	2	-	-	2	4	417
Consumer lots and raw land	125	(4)	-	-	121	8,568
Home equity lines of credit	351	-	1	21	373	32,791
Consumer other	71	(34)	13	23	73	6,331
Total	7,249	(40)	110	488	7,807	657,610
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	779
Commercial real estate	-	(68)	1	414	347	7,221
Commercial construction	-	-	-	-	-	405
Commercial lots and raw land	365	-	-	(365)	-	2,357
Commercial and industrial	14	-	-	(9)	5	40
Consumer real estate	30	(36)	-	6	-	371
Consumer lots and raw land	209	(50)	2	(5)	156	765
Home equity lines of credit	-	-	3	20	23	76
Consumer other	-	-	-	-	-	40
Total	618	(156)	7	62	531	12,054
Grand Total	$7,867	$(196)	$117	$550	$8,338	$669,664

7. Allowance for Loan and Lease Losses (Continued)

	June 30, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$982	$(94)	$-	$43	$931	$64,416
Residential construction	17	-	-	18	35	2,970
Residential lots and raw land	11	-	-	(2)	9	784
Commercial real estate	3,516	-	16	167	3,699	292,421
Commercial construction	375	-	-	33	408	33,237
Commercial lots and raw land	377	-	-	(65)	312	22,643
Commercial and industrial	400	-	1	34	435	35,816
Lease receivables	172	-	-	(11)	161	12,825
Consumer real estate	250	-	12	(61)	201	17,015
Consumer construction	19	-	-	(15)	4	321
Consumer lots and raw land	152	-	-	(14)	138	9,683
Home equity lines of credit	405	-	1	(62)	344	28,040
Consumer other	52	(4)	89	(69)	68	5,955
Total	6,728	(98)	119	(4)	6,745	526,126
Individually evaluated for impairment:
Residential real estate	185	(185)	-	-	-	1,102
Commercial real estate	167	(8)	24	122	305	12,829
Commercial construction	-	-	-	178	178	539
Commercial lots and raw land	251	(33)	-	(218)	-	2,752
Commercial and industrial	-	-	-	25	25	69
Consumer real estate	19	(33)	-	31	17	408
Consumer lots and raw land	165	(85)	-	14	94	612
Home equity lines of credit	5	-	3	(8)	-	47
Consumer other	-	-	-	-	-	44
Total	792	(344)	27	144	619	18,402
Grand Total	$7,520	$(442)	$146	$140	$7,364	$544,528

8. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2016 and December 31, 2015, segregated by class of financing receivables:

	June 30, 2016	December 31, 2015
Performing TDRs accounted for on accrual status:	(Dollars in thousands)
Residential real estate	$-	$-
Commercial real estate	385	765
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	5
Consumer real estate	-	-
Consumer lots and raw land	101	107
Home equity lines of credit	-	-
Consumer other	-	-
Total	$486	$877
Percentage of total loans, net	0.0%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll forward of performing TDR loans for the six months ended June 30, 2016 and 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
June 30, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	-	-	(385)	385
Consumer	107	-	-	(6)	101
Total	$877	$-	$-	$(391)	$486

June 30, 2015
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(9)	(340)	792
Consumer	281	-	-	-	281
Total	$1,422	$-	$(9)	$(340)	$1,073

The following table presents a roll forward of non-performing TDR loans for the six months ended June 30, 2016 and 2015:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
June 30, 2016
Residential mortgage	$809	$-	$(2)	$(303)	$504
Commercial	534	-	-	(234)	300
Consumer	159	-	-	(7)	152
Total	$1,502	$-	$(2)	$(544)	$956

June 30, 2015
Residential mortgage	$834	$-	$-	$(13)	$821
Commercial	2,355	-	-	(652)	1,703
Consumer	51	-	(18)	(33)	-
Total	$3,240	$-	$(18)	$(698)	$2,524

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
	(In thousands)
Note A Structure
Commercial real estate (1)	$263	$274
Note B Structure
Commercial real estate (2)	$174	$174
Reduction of interest income (3)	$5	$5

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the six months ended June 30, 2016 and 2015, as a result of multiple note restructures.

8. Troubled Debt Restructurings (Continued)

The benefit of this workout strategy is for the A note to remain or become a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following this restructuring, the Note A credit classification generally improves to an unclassified risk grade after a period of sustained payments.

The general terms of the new loans restructured under the Note A and Note B structure differ as follows:

•	Note A: First lien position; fixed or adjustable current market interest rate; fixed month term to maturity; payments – interest only to maturity, or full principal and interest to maturity. Note A is underwritten in accordance with the Bank’s customary underwriting standards and is generally on an accrual basis.
•	Note B: Second lien position; fixed or adjustable below current market interest rate; fixed month term to maturity; payments – due in full at maturity. Note B is underwritten in accordance with the Bank’s customary underwriting standards, except for the below market interest rate and payment terms, is on a nonaccrual basis and is charged off.

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (OREO) during the six months ended June 30, 2016 and 2015:

	Beginning			Fair Value	Ending
Six Months Ended:	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
June 30, 2016	$6,125	$464	$(938)	$(110)	$5,541

June 30, 2015	$7,756	$729	$(1,390)	$(86)	$7,009

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At June 30, 2016, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Land	$2,829,935	$3,680,886
Office buildings and improvements	9,644,257	10,138,594
Furniture, fixtures and equipment	10,153,378	10,183,020
Vehicles	621,238	621,238
Projects/work in process	107,888	86,032
	23,356,696	24,709,770
Less accumulated depreciation	11,685,530	11,044,833
Total	$11,671,166	$13,664,937

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $339,099 and $687,959 during the three and six months ended June 30, 2016, and $302,267 and $594,648 during the three and six months ended June 30, 2015, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rental expenses under these leases as of June 30, 2016 are as follows:

2016	$706,277
2017	1,170,145
2018	1,031,886
2019	805,644
2020	759,692
Thereafter	2,093,116
Total	$6,566,760

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the six months ended June 30, 2016 and 2015, respectively:

Six Months Ended June 30, 2016:	Goodwill	Identifiable Intangibles	Total
Balance at December 31, 2015	$4,218,576	$1,895,514	$6,114,090
Amortization	-	(142,164)	(142,164)
Balance at June 30, 2016	$4,218,576	$1,753,350	$5,971,926

Six Months Ended June 30, 2015
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	-	(143,697)	(143,697)
Balance at June 30, 2015	$4,218,576	$2,039,212	$6,257,788

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at June 30, 2016 and December 31, 2015, respectively:

Identifiable Intangibles
Net book value at December 31, 2014 (1)	$2,182,909
Accumulated amortization	(287,395)
Net book value at December 31, 2015	1,895,514
Accumulated amortization	(142,164)
Net book value at June 30, 2016	$1,753,350

(1)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At June 30, 2016, the remaining life of the CDI was 8.5 years.

2016	$142,164
2017	241,678
2018	223,002
2019	223,002
2020	223,002
Thereafter	700,502
Total	$1,753,350

12. Deposits. The following table presents the distribution of the Company’s deposit accounts as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Demand accounts:
Non-interest bearing checking	$177,281	$169,546
Interest bearing checking	170,153	173,934
Money market	72,054	72,442
Savings accounts	142,151	135,370
Certificate accounts	263,823	260,030
Total deposits	$825,462	$811,322

At June 30, 2016, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$41,997	$6,220	$48,217
Over three months through one year	59,011	5,974	64,985
Over one year through three years	107,679	19,219	126,898
Over three years	18,587	5,136	23,723
Total time deposits	$227,274	$36,549	$263,823

The aggregate amount of time deposits with balances of $250,000 or more was $36.5 million and $35.6 million at June 30, 2016 and December 31, 2015, respectively.

13. Borrowed Money. The Bank had $32.5 million of FHLB borrowings outstanding at June 30, 2016 compared to $37.0 million at December 31, 2015. The Bank pledges its stock in the FHLB and certain loans as collateral for actual or potential FHLB advances. At June 30, 2016 and December 31, 2015, the Bank had approximately $234.8 million and $228.2 million, respectively, of credit available with the FHLB. At June 30, 2016, the Bank had lendable collateral value with the FHLB totaling $189.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related maturity dates and interest rates at June 30, 2016:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
Overnight	0.570%	$16,500
December 27, 2016	0.740%	1,000
June 26, 2017	0.790%	1,000
June 26, 2017	0.950%	2,000
June 29, 2017	0.930%	1,000
June 22, 2018	1.330%	1,000
June 25, 2018	0.870%	1,000
June 25, 2018	1.360%	2,000
June 29, 2018	1.340%	1,000
June 24, 2019	1.048%	1,000
July 8, 2019	1.620%	2,000
June 29, 2020	1.980%	2,000
July 6, 2020	1.890%	1,000
		$32,500

14. Junior Subordinated Debentures. The Company has sponsored a trust, First South Preferred Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated trust preferred securities (Trust Preferred Securities) to third-party investors and investing the proceeds from the sale of such Trust Preferred Securities solely in junior subordinated debt securities of the Company (Debentures). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Trust Preferred Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by the Trust. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement which fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on or after September 30, 2008. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of June 30, 2016 related to the Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The Trust Preferred Securities bear interest at three-month LIBOR plus 2.95% payable quarterly. Effective December 30, 2014, the Company swapped the interest rate on the Debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment.

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning with the quarter ended June 30, 2015, the Bank became subject to the Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, the Common Equity Tier 1 Risk-Based Capital Ratio, is now being measured and monitored.

15. Regulatory Capital (Continued)

For the Bank’s capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of June 30, 2016, and December 31, 2015, are listed below:

	June 30, 2016		December 31, 2015
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$91,771	12.95%	$88,074	13.29%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	83,143	11.73	79,871	12.06
Tier 1 Capital (to Risk Weighted Assets)	83,143	11.73	79,871	12.06
Tier 1 Capital (to Average Assets)	83,143	8. 86	79,871	8.67

16. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2016. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (1997 Plan) and the 2008 Equity Incentive Plan (2008 Plan). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2016, the 1997 Plan had 19,000 granted unexercised stock option shares. At June 30, 2016, the 2008 Plan included 135,000 granted unexercised stock option shares, 12,150 granted nonvested restricted stock award shares and 800,900 shares available to be granted.

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

A summary of option activity under the Plans as of June 30, 2016 and 2015, and changes during the six month periods ended June 30, 2016 and 2015 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended June 30, 2016:
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(3,000)	27.87
Expired	(5,750)	27.71
Exercised	(3,000)	5.40
Outstanding at June 30, 2016	154,000	9.90	$306,560
Vested and Exercisable at June 30, 2016	116,850	$10.84	$217,940

Period Ended June 30, 2015:
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(3,000)	7.13
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at June 30, 2015	173,000	10.92	$186,775
Vested and Exercisable at June 30, 2015	113,100	$13.19	$103,284

The following weighted-average assumptions were used for grants awarded in the six months ended June 30, 2016 and 2015:

	Six Months Ended 6/30/16	Six Months Ended 6/30/15
Dividend growth rate	0.0%	1.0%
Expected volatility	0.0%	96.9%
Average risk-free interest rate	0.0%	1.5%
Expected lives - years	-	7

16. Stock-Based Compensation (Continued)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2016, including weighted-average remaining contractual term expressed in years (Life) and weighted average exercise price (Price):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	97,000	6.37	$6.18	59,850	$5.70
$10.01 – 17.00	27,000	3.20	11.01	27,000	11.01
$17.01 – 26.00	29,250	1.76	20.65	29,250	20.65
$26.01 – 34.00	750	0.30	32.53	750	32.53
	154,000	4.91	$9.90	116,850	$10.84

A summary of nonvested option shares as of June 30, 2016 and 2015, and vesting changes during the six months ended June 30, 2016 and 2015, is presented below:

Period Ended June 30, 2016:	Shares	Price
Nonvested at December 31, 2015	53,300	$6.67
Granted	-	-
Forfeited	-	-
Vested	(16,150)	6.03
Nonvested at June 30, 2016	37,150	$6.95

Period Ended June 30, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(2,400)	7.13
Vested	(14,400)	5.74
Nonvested at June 30, 2015	59,900	$6.64

Total compensation expense charged to income for stock options was $11,783 and $23,563, respectively, for the three and six months ended June 30, 2016, compared to compensation expense of $10,553 and $21,176, respectively, for the three and six months ended June 30, 2015. As of June 30, 2016, total unrecognized compensation cost on granted unexercised shares was $114,252, and is expected to be recognized during the next 3.75 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the six months ended June 30, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. There were no restricted stock awards granted during the six months ended June 30, 2015. Total compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2016 was $9,687 and $18,566, respectively, compared to $7,263 and $14,526, respectively, for the three and six months ended June 30, 2015. As of June 30, 2016, there was $84,337 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 4.75 years. A summary of nonvested restricted stock awards as of June 30, 2016 and 2015, and vesting changes during the respective six month periods is presented below:

Period Ended June 30, 2016:	Shares	Price
Nonvested at December 31, 2015	10,425	$8.36
Granted	5,200	8.15
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at June 30, 2016	12,150	$8.27

Period Ended June 30, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at June 30, 2015	10,425	$8.36

16. Stock-Based Compensation (Continued)

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended 6/30/16	Three Months Ended 6/30/15	Six Months Ended 6/30/16	Six Months Ended 6/30/15
Decrease net income before income taxes	$21,470	$17,816	$42,129	$35,702
Decrease net income	$21,470	$17,816	$42,129	$35,702
Decrease basic earnings per share	$0.00	$0.00	$0.01	$0.00
Decrease diluted earnings per share	$0.00	$0.00	$0.01	$0.00

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

Level 1: inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. The type of assets carried at Level 1 fair value generally includes investments such as U.S. Treasury securities.

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes securities and mortgage-backed securities issued by Government Sponsored Enterprises (GSEs), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

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

Quoted market price for similar assets in active markets is the valuation technique for determining fair value of securities available-for-sale and held-to-maturity. Unrealized gains on available-for-sale securities are included in the “accumulated other comprehensive income” component of the Stockholders’ Equity section of the Consolidated Statements of Financial Condition. The estimated fair value of loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics. The Bank does not record loans held for investment at fair value on a recurring basis. However, when a loan is considered impaired, an impairment write down is taken based on the loan’s estimated fair value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring a write down represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans, and are not included below.

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	June 30, 2016	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$12,414	$-	$12,414	$-
Mortgage-backed securities	107,607	-	107,607	-
Municipal securities	52,925	-	52,925	-
Corporate bonds	26,909	-	26,909	-
Mortgage loans held for sale	5,252	-	5,252	-
Bank-owned life insurance	17,795	-	17,795	-
Interest rate swap	(581)	-	(581)	-
Total June 30, 2016	$222,321	$-	$222,321	$-

Description	December 31, 2015	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$31,385	$-	$31,385	$-
Mortgage-backed securities	131,684	-	131,684	-
Municipal securities	56,831	-	56,831	-
Corporate bonds	28,395	-	28,395	-
Mortgage loans held for sale	3,944	-	3,944	-
Bank-owned life insurance	15,635	-	15,635	-
Interest rate swap	(394)	-	(394)	-
Total December 31, 2015	$267,480	$-	$267,480	$-

Assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	June 30, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$11,523	$-	$-	$11,523
Other real estate owned	5,541	-	-	5,541
Total June 30, 2016	$17,064	$-	$-	$17,064

Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans, net	$15,202	$-	$-	$15,202
Other real estate owned	6,125	-	-	6,125
Total December 31, 2015	$21,327	$-	$-	$21,327

Impaired loans at June 30, 2016 and December 31, 2015 include $10.6 million and $14.2 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $102,880 and $110,170, respectively, were made to OREO during the three and six months ended June 30, 2016, compared to fair value adjustments of $41,430 and $85,658 made to OREO during the three and six months ended June 30, 2015, respectively.

No liabilities were measured at fair value on a recurring or non-recurring basis as of June 30, 2016 or December 31, 2015.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at June 30, 2016 and December 31, 2015:

	Level in	June 30, 2016		December 31, 2015
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$24,376	$24,376	$19,426	$19,426
Interest-bearing deposits in other banks	Level 1	16,357	16,357	18,566	18,566
Securities available-for-sale	Level 2	199,855	199,855	248,295	248,295
Securities held-to-maturity	Level 2	512	509	510	508
Loans held for sale	Level 2	5,252	5,252	3,944	3,944
Loans and leases HFI, net, less impaired loans	Level 2	655,328	648,982	586,494	583,946
Stock in FHLB of Atlanta	Level 2	2,318	2,318	2,369	2,369
Accrued interest receivable	Level 2	3,142	3,142	2,875	2,875
Interest rate swap	Level 2	(581)	(581)	(394)	(394)
Bank-owned life insurance	Level 2	17,795	17,795	15,635	15,635
Impaired loans HFI, net	Level 3	11,523	11,523	15,202	15,202
Mortgage servicing rights	Level 3	2,044	1,273	2,301	1,266
Financial liabilities:
Deposits	Level 2	$826,854	$825,462	$811,089	$811,322
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Investment Securities Available-for-sale and Held-to-maturity: The estimated fair value of investment securities is provided in Note 4 of the Notes to Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value hierarchy Input levels 1 and 2.

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

Stock in Federal Home Loan Bank of Atlanta: The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the FHLB. Fair value hierarchy Input level 2.

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

Mortgage Servicing Rights (MSRs): The fair value of MSRs is estimated for those loans sold with servicing retained. The loans are stratified into pools by product type and within product type by interest rate and maturity. The fair value of the MSR is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing costs and other factors. Fair value hierarchy Input level 3.

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

20. Recent Accounting Pronouncements. The following are Accounting Standards Updates (ASU) recently issued by the Financial Accounting Standards Board (FASB) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

20. Recent Accounting Pronouncements (Continued)

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU affect entities with transactions included within the scope of Topic 606. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU seeks to address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date for this ASU is the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-9 above). The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds Securities and Exchange Commission (SEC) paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU address narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this ASU are the same as requirements of ASU 2014-9. ASU 2015-14, issued in August 2015, amended the effective date of ASU 2014-9 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

21. Compensated Absences. The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

22. Subsequent Events. On July 5, 2016, the Bank purchased a portfolio of MSRs of 452 high-quality Freddie Mac and Fannie Mae loans with an unpaid principal balance of $84.6 million at a price of 97.50 basis points.  The following table provides pertinent information regarding several important attributes of the portfolio, segmented by original loan terms and in total:

MORTGAGE TERM	# LOANS	TOTAL PRINCIPAL	AVG BAL	WGTD AVG INT RATE	REM TERM MONTHS	AGE MONTHS
Thirty year mortgages	374	$72,679,484	$194,330	4.021%	329.6	30.4
Twenty year mortgages	6	937,533	156,255	3.649	215.5	24.5
Fifteen year mortgages	70	10,921,148	156,016	3.228	147.2	32.8
Ten year mortgages	2	92,554	46,277	2.875	85.0	35.0
	452	$84,630,718	$187,236	3.914%	304.5	30.6

All loans acquired are current as to payment and are located in North Carolina.  In addition, approximately 75% of the properties associated with these loans are located within the Bank’s current branch footprint.

The purchase brings the Bank’s total value of MSRs to approximately $2.8 million and brings the total balance of mortgage loans serviced for others to approximately $376.9 million.  This transaction offers us the ability to improve our efficiency as we leverage our existing infrastructure to service a larger base of mortgage loans, while providing us access to cross sell other Bank products and services to this newly acquired customer base.

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

Comparison of Financial Condition at June 30, 2016, and December 31, 2015. Total assets increased to $961.5 million at June 30, 2016, from $946.3 million at December 31, 2015. Earning assets increased to $890.8 million at June 30, 2016, compared to $878.3 million at December 31, 2015. The increases are attributable to strong growth in the loan and lease portfolio, partially offset by the sale of investment securities and a reduction in interest-bearing deposits with banks to help fund the increased level of loans outstanding. The ratio of earning assets to total assets was 92.7% and 92.8% at June 30, 2016 and December 31, 2015, respectively.

Interest-bearing deposits with banks were $16.4 million at June 30, 2016, compared to $18.6 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $200.4 million at June 30, 2016, from $248.8 million at December 31, 2015. This reduction was the result of cash flows from scheduled amortization and maturities, as well as sales of securities, with the proceeds used to support growth in loans outstanding. During the six months ended June 30, 2016, we sold $40.6 million of investment securities to fund growth in our loans and leases held for investment. The Bank may also sell investment securities to manage sensitivity to future interest rate changes. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale totaled $5.3 million at June 30, 2016, compared to $3.9 million at December 31, 2015, reflecting the net effect of current period mortgage lending activity. During the six months ended June 30, 2016, there were $15.8 million of sales, $16.6 million of originations net of principal payments and $540,000 of net realized gains from sales. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. Mortgage loans serviced for others were $292.2 million at June 30, 2016, compared to $297.5 million at December 31, 2015, as principal repayments exceeded the volume of new loans sold service retained. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $61.8 million during the current six month period. As a result of this net growth, total loans and leases held for investment increased to $668.8 million at June 30, 2016, from $607.0 million at December 31, 2015. During the six months ended June 30, 2016, there were $62.4 million of originations net of principal payments and $486,000 of transfers to OREO. The loan to deposit ratio has steadily risen to 81.7% at June 30, 2016, from 75.3% at December 31, 2015.

Improving asset quality metrics continues as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (TDRs) on nonaccrual status declined to $2.6 million at June 30, 2016, from $3.2 million at December 31, 2015. Management and the Board of Directors believe that improving asset quality is a key driver of stock price performance and increased overall shareholder value. The ratio of loans held for investment on nonaccrual status to total loans held for investment improved to 0.39% at June 30, 2016, compared to 0.53% at December 31, 2015.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of all interest, but not necessarily principal, payments are in doubt. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible. Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses. Aside from the loans identified on nonaccrual status, there were no loans at June 30, 2016 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

The Bank maintains the allowance for loan and lease losses (ALLL) at levels management believes are adequate to absorb probable losses inherent in the loan and lease portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes a quarterly analysis of qualitative and quantitative trends in the levels of classified loans. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL.

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and lease portfolio. A principal focus of the Bank is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease portfolio, management believes the ALLL is adequate and has been established pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The quarterly assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three and six months ended June 30, 2016.

The ALLL was $8.3 million at June 30, 2016, compared to $7.9 million at December 31, 2015. During the six months ended June 30, 2016, there were $550,000 of provision for credit losses and $78,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.25% at June 30, 2016, compared to 1.30% at December 31, 2015. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $12.1 million of loans classified as impaired, net of $389,000 in write-downs at June 30, 2016, compared to $15.8 million classified as impaired, net of $358,000 in write-downs at December 31, 2015. At June 30, 2016 and December 31, 2015, the ALLL included $531,000 and $618,000 specifically provided for impaired loans, respectively.

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

In determining the ALLL, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan. The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower. The Bank offers a variety of TDR programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered. The restructuring of a troubled loan may include, but is not limited to any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

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

On a loan-by-loan basis, the Bank restructures loans that were either on nonaccrual or accrual basis prior to restructuring. If a loan was on nonaccrual prior to restructuring, it remains on nonaccrual until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis. See “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures declined to $5.5 million at June 30, 2016, from to $6.1 million at December 31, 2015. During the six months ended June 30, 2016, there were $938,000 of disposals, $110,000 of valuation adjustments and $486,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $17.8 million at June 30, 2016, from $15.6 million at December 31, 2015. The Bank’s investment returns from the BOLI are utilized to offset a portion of the cost of providing benefit plans to our employees.

Goodwill was $4.2 million at June 30, 2016 and December 31, 2015, respectively, is tested for impairment annually. The Company’s most recent annual impairment test determined there was no goodwill impairment. Identifiable intangible assets were $1.8 million at June 30, 2016, compared to $1.9 million at December 31, 2015, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased to $825.5 million at June 30, 2016, from $811.3 million at December 31, 2015. For the current six month period, non-maturity deposits (personal and business checking accounts and money market accounts) and savings accounts grew by $10.3 million to $561.6 million at June 30, 2016, from $551.3 million at December 31, 2015.

Certificates of deposit (“CDs”) grew by $3.8 million to $263.8 million at June 30, 2016, from $260.0 million at December 31, 2015. CDs represented 32.0% and 32.1% of total deposits at June 30, 2016 and December 31, 2015, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

FHLB borrowings declined to $32.5 million at June 30, 2016, from $37.0 million at December 31, 2015. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds or to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both June 30, 2016 and December 31, 2015. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased by $5.2 million to $87.3 million at June 30, 2016, from $82.2 million at December 31, 2015. This increase reflects the $3.1 million of net income earned for the first six months of 2016 and a $2.6 million increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, net of $522,000 of dividends declared. There were 9,493,776 common shares outstanding at June 30, 2016, compared to 9,489,222 shares outstanding at December 31, 2015, reflecting the effect of 3,475 shares issued pursuant to the vesting of restricted stock awards and 1,079 shares issued pursuant to a stock option exercise during the current period. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $5.0 million at June 30, 2016, from $2.4 million at December 31, 2015, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio increased to 8.46% at June 30, 2016, from 8.04% at December 31, 2015. The tangible book value per common share increased to $8.57 at June 30, 2016, from $8.02 at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of June 30, 2016, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as well capitalized. There are no conditions or events since June 30, 2016 that management believes have changed the Bank's “well capitalized” category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Six Months Ended June 30, 2016 and 2015.

General. Net income for the three months ended June 30, 2016 increased 39.7% to $1.6 million, or $0.17 per diluted common share, from net income of $1.2 million, or $0.12 per diluted common share earned for the comparative three month period ended June 30, 2015. The improvement in net income on a comparative quarter basis is primarily due to a $911,000, or 12.7% increase in net interest income, while maintaining consistent volumes of non-interest income and non-interest expense. The improvement in comparative quarterly net income reflects the impact of strong loan growth over the past twelve months.

Net income for the six months ended June 30, 2016 increased 63.5% to $3.1 million, or $0.32 per diluted common share, compared to net income of $1.9 million, or $0.20 per diluted common share earned in the six months ended June 30, 2015. Earnings for the current six month period were positively impacted by increases in net interest income and non-interest income, as well as maintaining a consistent volume of non-interest expense, while being partially offset by an increase in the provision for credit losses associated with the strong loan portfolio growth. In addition, during the first six months of 2015, the Bank incurred $425,000 of one-time pre-tax transaction expenses associated with acquiring nine branch offices.

Interest Income. Interest income increased to $9.0 million and $17.7 million for the three and six months ended June 30, 2016, from $7.9 million and $15.7 million for the comparable 2015 periods. The year-over-year growth in interest income is due to a significant change in the mix and volume of our earning asset base, as we have replaced lower yielding investments with higher yielding loans. We have also experienced an increase in yields on earning assets over comparative periods. The tax equivalent yield on average earning assets increased to 4.17% and 4.12% for the three and six months ended June 30, 2016, from 4.02% and 4.00% for the three and six months ended June 30, 2015. Average earning assets increased to $875.5 million and $870.5 million for the three and six months ended June 30, 2016, from $801.4 million and $801.9 million for the comparable 2015 periods.

Interest Expense. Interest expense increased to $898,000 and $1.8 million for the three and six months ended June 30, 2016, from $711,000 and $1.4 million for the comparable 2015 periods. Interest expense was impacted by increased interest paid on deposits and borrowings between the comparative reporting periods, reflecting the growth in deposits and the volume of FHLB borrowings discussed above. The cost of average interest-bearing liabilities increased to 0.52% for both the three and six months ended June 30, 2016, from 0.45% for both of the comparable 2015 periods. The Bank’s cost of interest-bearing liabilities has been impacted by a combination of growth in lower cost non-maturity deposits and pricing of new and renewed CDs in the current interest rate environment.

Average interest-bearing liabilities increased to $685.7 million and $685.4 million for the three and six months ended June 30, 2016, from $636.9 million and $641.2 for the comparable 2015 periods. Average non-interest-bearing demand deposits increased to $170.2 million and $166.8 million for the three and six months ended June 30, 2016, compared to $154.7 million and $151.1 million for the 2015 three and six months periods.

Net Interest Income. Net interest income for the three and six months ended June 30, 2016 increased to $8.1 million and $15.9 million, from $7.2 million and $14.2 million for the comparable 2015 periods. The tax equivalent net interest margin increased to 3.76% and 3.71% for the three and six months ended June 30, 2016, from 3.67% and 3.64% for the comparable 2015 periods. The improvement in the tax-equivalent net interest margin is due to the significant change in the mix of our earning assets, as we have replaced lower yielding investments with higher yielding loans. On the liability side of the balance sheet, while we continue to seek expansion of our non-maturity deposit base, we have also taken steps to protect the Company from a rising rate environment by adding some longer-term funding. We anticipate the level of our current margin remaining somewhat stable over the near-term, unless there are dramatic movements in interest rates.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2016 and 2015, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 - Yield/Cost Analysis	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
			(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$657,301	$7,642	4.62%	$513,326	$6,261	4.84%
Investments and deposits (1)	218,228	1,356	2.82%	288,070	1,639	2.56%
Total earning assets (1)	875,529	8,998	4.17%	801,396	7,900	4.02%
Nonearning assets	72,232			76,084
Total assets	$947,761			$877,480
Interest bearing liabilities:
Deposits	$653,904	697	.43%	$619,449	562	.36%
Borrowings	21,531	59	1.10%	7,103	7	.41%
Junior subordinated debentures	10,310	142	5.43%	10,310	142	5.43%
Total interest-bearing liabilities	685,745	898	.52%	636,862	711	.45%
Non-interest bearing demand deposits	170,244	0	.00%	154,735	0	.00%
Total sources of funds	855,989	898	.42%	791,597	711	.36%
Other liabilities and stockholders’ equity:
Other liabilities	5,845			4,084
Stockholders' equity	85,927			81,799
Total liabilities and stockholders' equity	$947,761			$877,480
Net interest income		$8,100			$7,189
Interest rate spread (1) (2)			3.64%			3.57%
Net interest margin (1) (3)			3.76%			3.67%
Ratio of earning assets to interest bearing liabilities			127.68%			125.84%

Yield/Cost Analysis	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	(Dollars in thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans receivable	$639,323	$14,834	4.60%	$501,455	$12,195	4.85%
Investments and deposits (1)	231,173	2,836	2.77%	300,437	3,470	2.58%
Total earning assets (1)	870,496	17,670	4.12%	801,892	15,665	4.00%
Nonearning assets	72,736			76,457
Total assets	$943,232			$878,349
Interest bearing liabilities:
Deposits	$647,682	1,367	.42%	$627,331	1,132	.36%
Borrowings	27,422	132	.97%	3,578	8	.42%
Junior subordinated debentures	10,310	281	5.40%	10,310	280	5.40%
Total interest-bearing liabilities	685,414	1,780	.52%	641,219	1,420	.45%
Non-interest bearing demand deposits	166,756	0	.00%	151,147	0	.00%
Total sources of funds	852,170	1,780	.42%	792,366	1,420	.36%
Other liabilities and stockholders’ equity:
Other liabilities	5,966			4,361
Stockholders' equity	85,096			81,622
Total liabilities and stockholders' equity	$943,232			$878,349
Net interest income		$15,890			$14,245
Interest rate spread (1) (2)			3.60%			3.55%
Net interest margin (1) (3)			3.71%			3.64%
Ratio of earning assets to interest bearing liabilities			127.00%			125.06%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $325,000 and $550,000 of provisions for credit losses in the three and six months ended June 30, 2016, compared to $140,000 recorded in both the three and six months ended June 30, 2015. The increase in provision for credit losses is primarily attributable to support the net growth in loans held for investment during the current reporting periods as previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional information.

Non-interest Income. Total non-interest income was $3.5 million and $7.1 million for the three and six months ended June 30, 2016, compared to $3.6 million and $6.8 million for the 2015 three and six month periods. Non-interest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges remained relatively consistent at $1.9 million and $3.8 million for the three and six months ended June 30, 2016, compared to $2.1 million and $4.0 million for the 2015 three and six month periods. Deposit fees and service charges represented 54.4% and 53.9% of total non-interest income for the three and six months ended June 30, 2016, compared to 58.1% and 58.5% for the 2015 three and six month periods. The volume of service charges and fees primarily reflects increased account transaction activity as a result of the growth in our deposits discussed above. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, cross-selling to existing customers and offering new revenue generating products.

Total non-interest income generated from the sale and servicing, as well as other mortgage loan related fees also remained relatively consistent at $842,000 and $1.5 million for the three and six months ended June 30, 2016, compared to $877,000 and $1.5 million for the 2015 three and six month periods. We continue to explore various strategies to enhance our non-interest income, including the purchase of mortgage servicing rights. See “Note 22. Subsequent Events” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other mortgage loans for future securitization into available-for-sale mortgage-backed securities. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities.

Gains on sales of investment securities available-for-sale were $184,000 and $467,000 for the three and six months ended June 30, 2016, compared to $201,000 and $452,000 for the 2015 three and six month periods. During the three and six months ended June 30, 2016, the Bank sold $9.9 million and $40.6 million of investment securities available-for-sale, compared to $9.0 million and $22.8 million sold in the 2015 three and six month periods. Proceeds from investment securities sales were primarily used to fund net growth in our loan portfolio and to provide liquidity to support the Bank’s operating and financing activities.

During the three and six months ended June 30, 2016, the Bank recorded net losses from the sale of OREO of $14,000 and $26,000, compared to net gains of $27,000 and $73,000 for the 2015 three and six month periods. The Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income increased to $467,000 and $1.2 million for the three and six months ended June 30, 2016, from $345,000 and $679,000 for the 2015 three and six month periods. Included in other non-interest income is revenue from BOLI investments. BOLI earnings were $142,000 and $277,000 for the three and six months ended June 30, 2016, compared to $128,000 and $254,000 for the 2015 periods.

Other non-interest income also includes a $230,000 non-recurring item in the six months ended June 30, 2016, and Small Business Administration (SBA) related revenue of $142,000 and $286,000 for the three and six months ended June 30, 2016, compared to none for the 2015 three and six month periods. While the Bank has originated SBA loans in prior years, we began the process of actively selling and servicing these credits during 2016.

Total core non-interest income, excluding net gains and losses from OREO and securities sales and the non-recurring item, improved to $3.4 million and $6.5 million for the three and six months ended June 30, 2016, from $3.4 million and $6.3 million for the comparable 2015 periods.

Non-interest Expense. Total non-interest expense has remained stable at $9.0 million and $18.2 million for the three and six months ended June 30, 2016, compared to $9.0 million and $18.3 million for the 2015 three and six month periods.

Compensation and benefit expenses, the largest component of non-interest expense, were $4.9 million and $10.0 million for the three and six months ended June 30, 2016, compared to $4.8 million and $9.5 million for the 2015 three and six month periods. The six months ended June 30, 2016 included $65,000 of severance costs associated with branch consolidations during the period. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

FDIC insurance premiums were $161,000 and $322,000 for the three and six months ended June 30, 2016, compared to $149,000 and $282,000 for the 2015 three and six month periods. The increase in FDIC insurance premiums was due to the growth in our balance sheet.

Premises and equipment expense remained relatively stable at $1.4 million and $2.8 million for the three and six months ended June 30, 2016, compared to $1.3 million and $2.7 million for the 2015 three and six month periods. During the first six months of 2016, the Bank consolidated three existing branches into nearby locations. Premises and equipment expense for the 2016 period includes the retirement of certain leasehold improvements and other fixed assets at locations that were consolidated and closed. We will continue to explore opportunities to gain efficiency and performance improvement from our branch network.

Advertising expense was $229,000 and $417,000 for the three and six months ended June 30, 2016, compared to $217,000 and $380,000 for the 2015 three and six month periods. The Bank is investing in building our brand awareness throughout our footprint with additional marketing efforts. We anticipate that advertising expenses will remain at or below current levels as we look to take a more product targeted approach.

Data processing costs declined to $750,000 and $1.5 million for the three and six months ended June 30, 2016, from $880,000 and $2.0 million for the comparable 2015 three and six month periods. Data processing expense for the first six months of 2015 included $173,000 of one-time acquisition expenses. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $134,000 and $265,000 for the three and six months ended June 30, 2016, compared to $130,000 and $257,000 for the 2015 three and six month periods. Amortization of mortgage servicing rights was $62,000 and $123,000 for the three and six months ended June 30, 2016, compared to $58,000 and $113,000 for the 2015 three and six month periods. Amortization of the core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $71,000 and $142,000 for the three and six months ended June 30, 2016, compared to $72,000 and $144,000 for the 2015 three and six month periods. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total expenses attributable to the ongoing maintenance, property taxes, insurance and valuation adjustments for OREO properties were $213,000 and $307,000 for the three and six months ended June 30, 2016, compared to $157,000 and $364,000 for the 2015 three and six month periods. OREO valuation adjustments included therein were $103,000 and $110,000 for the three and six months ended June 30, 2016, compared to $41,000 and $86,000 for the 2015 three and six month periods. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary.

Other non-interest expense declined to $1.2 million and $2.6 million for the three and six months ended June 30, 2016, from $1.4 million and $2.8 million for the 2015 three and six month periods. As previously discussed, during 2016, the Bank consolidated three existing branches into nearby locations. Two of these locations were leased and the third was owned. In first quarter of 2016, the Bank entered into a contract to sell the owned location and realized an $85,000 pre-tax loss as a result. Other expense for the first six months of 2015 included $180,000 of one-time acquisition expenses.

Income tax expense was $665,000 and $1.2 million for the three and six months ended June 30, 2016, compared to $486,000 and $742,000 for the 2015 three and six month periods. The effective income tax rates were 29.20% and 28.72% for the three and six months ended June 30, 2016, compared to 29.62% and 28.32 % for the for the 2015 three and six month periods. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA improved to 0.68% and 0.66% for the three and six months ended June 30, 2016, from 0.53% and 0.43% for the comparable 2015 three and six month periods. ROE improved to 7.55% and 7.26% for the three and six months ended June 30, 2016, from 5.66% and 4.64% for the comparable 2015 three and six month periods. The efficiency ratio improved to 77.59% and 79.14% for the three and six months ended June 30, 2016, from 83.71% and 87.39% for the comparable 2015 three and six month periods. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. We anticipate the efficiency ratio to improve as we continue to explore opportunities to increase operating leverage and gain efficiencies from our branch network.

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

At June 30, 2016, the Bank had cash, deposits in other banks, investment securities and loans held for sale totaling $246.3 million, compared to $290.7 million at December 31, 2015. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 27.7% at June 30, 2016, compared to 33.8% at December 31, 2015, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available-for-sale. At June 30, 2016, the Bank had $234.8 million of credit availability with the FHLB, of which there was lendable collateral value totaling $189.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at June 30, 2016, the Bank had additional capacity to borrow $94.7 million from the FRB Discount Window and $75.0 million of pre-approved, but unused lines of credit.

The FDIC requires the Bank to meet the following minimum capital requirements: total risk-based capital, Tier 1 risk-based capital, leverage capital and common equity Tier 1 risk-based capital. The required minimum capital ratios are as follows: Total capital ratio of 8% of risk-weighted assets; Tier 1 capital ratio of 6% of risk-weighted assets; Leverage ratio of 4% of average total assets; and Common equity Tier 1 capital ratio of 4.5% of risk-weighted assets. The Bank was in compliance with all regulatory capital requirements at June 30, 2016, and December 31, 2015. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Loan Impairment and Allowance for Loan and Lease Losses. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan or lease is impaired. The internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers' financial data and borrowers' operating factors such as cash flows and operating income or loss.

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and leases and unfunded loan commitments, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans and leases portfolio will not require additional adjustments to the ALLL.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2016 and 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of June 30, 2016 and December 31, 2015, and for the Three and Six Months Ended June 30, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2016