Form 10-Q
period 2016-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2016-11-10
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Yes ☐    No ☒

Number of shares of common stock outstanding as of November 10, 2016: 9,494,935.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$19,272,704	$19,425,747
Interest-bearing deposits with banks	37,936,276	18,565,521
Investment securities available-for-sale, at fair value	193,255,580	248,294,725
Investment securities held-to-maturity	509,328	508,456
Mortgage loans held for sale	7,312,568	3,943,798

Loans and leases held for investment	682,465,668	607,014,247
Allowance for loan and lease losses	(8,498,061)	(7,866,523)
Net loans and leases held for investment	673,967,607	599,147,724

Premises and equipment, net	11,608,966	13,664,937
Assets held for sale	192,720	-
Other real estate owned	4,810,434	6,125,054
Federal Home Loan Bank stock, at cost	1,701,200	2,369,300
Accrued interest receivable	3,118,482	2,874,506
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	2,090,680	1,265,589
Identifiable intangible assets	1,682,269	1,895,514
Bank-owned life insurance	17,937,292	15,635,140
Prepaid expenses and other assets	6,180,717	8,348,385

Total assets	$985,795,399	$946,282,972

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing demand	$189,872,662	$169,545,849
Interest bearing demand	264,114,729	246,376,521
Savings	141,701,335	135,369,668
Large denomination certificates of deposit	124,416,507	116,299,196
Other time deposits	139,725,846	143,730,993
Total deposits	859,831,079	811,322,227

Borrowings	20,000,000	37,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	7,360,372	5,479,971
Total liabilities	897,501,451	864,112,198

Common stock, $.01 par value, 25,000,000 shares authorized; 9,494,935 and 9,489,222 shares outstanding, respectively	94,949	94,892
Additional paid-in capital	35,998,472	35,936,911
Retained earnings	47,851,299	43,691,073
Accumulated other comprehensive income	4,349,228	2,447,898
Total stockholders' equity	88,293,948	82,170,774

Total liabilities and stockholders' equity	$985,795,399	$946,282,972

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest income:
Interest and fees on loans	$7,915,133	$6,639,177	$22,748,826	$18,834,471
Interest on investments and deposits	1,295,051	1,577,440	4,131,333	5,047,181
Total interest income	9,210,184	8,216,617	26,880,159	23,881,652

Interest expense:
Interest on deposits	728,106	598,081	2,094,809	1,730,070
Interest on borrowings	55,886	54,077	187,683	61,593
Interest on junior subordinated notes	127,011	141,578	408,628	421,656
Total interest expense	911,003	793,736	2,691,120	2,213,319

Net interest income	8,299,181	7,422,881	24,189,039	21,668,333
Provision for credit losses	220,000	335,000	770,000	475,000
Net interest income after provision for credit losses	8,079,181	7,087,881	23,419,039	21,193,333

Non-interest income:
Deposit fees and service charges	1,907,878	2,093,101	5,746,336	6,067,959
Loan fees and charges	72,578	62,960	268,212	179,196
Mortgage loan servicing fees	343,081	263,679	850,770	807,126
Gain on sale and other fees on mortgage loans	812,754	528,745	1,795,017	1,486,278
Gain (loss) on sale of other real estate, net	77,416	(63,402)	50,932	9,814
Gain on sale of investment securities	-	502,576	467,470	954,514
Other income	477,643	378,574	1,636,428	1,057,395
Total non-interest income	3,691,350	3,766,233	10,815,165	10,562,282

Non-interest expense:
Compensation and fringe benefits	4,970,846	4,935,133	14,955,785	14,475,105
Federal deposit insurance premiums	157,142	163,200	479,276	445,081
Premises and equipment	1,349,243	1,312,123	4,103,726	3,976,577
Advertising	151,304	218,827	568,556	598,477
Data processing	757,200	818,680	2,303,418	2,805,101
Amortization of intangible assets	136,882	129,527	401,981	386,597
Other real estate owned expense	119,065	99,234	425,622	462,825
Other	1,287,041	1,330,098	3,842,879	4,137,281
Total non-interest expense	8,928,723	9,006,822	27,081,243	27,287,044

Income before income tax expense	2,841,808	1,847,292	7,152,961	4,468,571
Income tax expense	947,496	610,680	2,185,841	1,352,983

NET INCOME	$1,894,312	$1,236,612	$4,967,120	$3,115,588

Per share data:
Basic earnings per share	$0.20	$0.13	$0.52	$0.33
Diluted earnings per share	$0.20	$0.13	$0.52	$0.33
Dividends per share	$0.030	$0.025	$0.085	$0.075
Average basic shares outstanding	9,494,861	9,500,885	9,493,285	9,532,393
Average diluted shares outstanding	9,525,302	9,520,943	9,520,216	9,552,298

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,894,312	$1,236,612	$4,967,120	$3,115,588

Other comprehensive income (loss):
Increase (decrease) in unrealized holding gains on securities available for sale	(1,110,351)	2,311,993	3,679,996	1,230,573
Tax effect	425,001	(833,326)	(1,351,969)	(381,712)
Unrealized holding gains (losses) on securities available for sale, net of tax	(685,350)	1,478,667	2,328,027	848,861

Reclassification adjustment for realized gains included in net income	-	(502,576)	(467,470)	(954,514)
Tax effect	-	145,747	134,276	276,809
Reclassification adjustment for realized gains, net of tax	-	(356,829)	(333,194)	(677,705)

Unrealized gains (losses) on interest rate hedge position	48,953	(136,527)	(138,097)	(148,089)
Tax effect	(25,176)	50,925	44,594	55,237
Unrealized gains (losses) on interest rate hedge position, net of tax	23,777	(85,602)	(93,503)	(92,852)

Other comprehensive income (loss), net of tax	(661,573)	1,036,236	1,901,330	78,304

Comprehensive income	$1,232,739	$2,272,848	$6,868,450	$3,193,892

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Nine Months Ended September 30, 2016	stock	capital	earnings	income, net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income			4,967,120		4,967,120

Other comprehensive income, net				1,901,330	1,901,330

Vesting of restricted stock awards, net	35	(35)			-

Exercise of stock options	22	(22)			-

Stock based compensation expense		61,618			61,618

Dividends			(806,894)		(806,894)

Balance at September 30, 2016	$94,949	$35,998,472	$47,851,299	$4,349,228	$88,293,948

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
Nine Months Ended September 30, 2015	stock	capital	earnings	income, net	Total
			(As restated)		(As restated)
Balance at December 31, 2014	$95,980	$35,869,195	$40,868,919 (a)	$3,168,482	$80,002,576 (a)

Net income			3,115,588		3,115,588

Other comprehensive loss, net				78,304	78,304

Vesting of restricted stock awards, net	35	(989)			(954)

Retirement of common shares	(1,123)		(908,049)		(909,172)

Stock based compensation expense		52,727			52,727

Dividends			(715,778)		(715,778)

Balance at September 30, 2015	$94,892	$35,920,933	$42,360,680	$3,246,786	$81,623,291

(a) - revised for prior period error

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$4,967,120	$3,115,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	770,000	475,000
Depreciation	1,351,295	1,361,056
Amortization of intangibles	213,245	215,546
Amortization of mortgage servicing rights	188,736	171,050
Accretion of discounts and premiums on securities, net	1,123,998	1,566,061
Loss on disposal of premises and equipment	1,651	-
Loss on sale of assets held for sale	87,121	-
Gain on sale of other real estate owned	(50,932)	(9,814)
Gain on sale of loans held for sale	(1,020,678)	(800,972)
Gain on sale of investment securities available for sale	(467,470)	(954,514)
Valuation allowance on other real estate owned	111,170	95,639
Stock based compensation expense	61,618	52,727
Originations of loans held for sale, net	(30,707,244)	(23,177,279)
Proceeds from sale of loans held for sale	28,359,152	24,741,771
Other operating activities	2,492,897	(1,142,277)
Net cash provided by operating activities	7,481,679	5,709,582

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	40,631,309	37,712,331
Proceeds from principal repayments of mortgage-backed securities available-for-sale	16,962,962	17,431,329
Proceeds from sale of assets held for sale	803,479	-
Mortgage servicing rights from loans sold with servicing retained	(235,435)	(221,637)
Purchase of mortgage servicing rights portfolio	(778,392)	-
Originations of loans held for investment, net of principal repayments	(76,054,408)	(88,054,764)
Proceeds from disposal of other real estate owned	1,718,907	1,924,976
Proceeds from disposal of premises and equipment	336,709	-
Purchases of investment securities available for sale	-	(11,533,456)
Purchases of bank-owned life insurance	(2,302,152)	(381,537)
Sale (purchase) of FHLB stock	668,100	(1,592,800)
Purchase of premises and equipment	(717,004)	(829,347)
Net cash used in investing activities	(18,965,925)	(45,544,905)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	48,508,852	(4,969,056)
Net (decrease) increase in FHLB borrowings	(17,000,000)	33,000,000
Cash paid for dividends	(806,894)	(715,778)
Retirement of common shares	-	(909,172)
Vesting of restricted stock awards, net	-	(954)
Net cash provided by financing activities	30,701,958	26,405,040

Increase (decrease) in cash and cash equivalents	19,217,712	(13,430,283)
Cash and cash equivalents, beginning of period	37,991,268	56,116,677
Cash and cash equivalents, end of period	$57,208,980	$42,686,394

Supplemental disclosures:
Other real estate acquired in settlement of loans	$464,525	$761,322
Transfer of premises to assets held for sale	1,083,320	-
Cash paid for interest	$2,667,742	$2,221,151

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three and nine months ended September 30, 2016 and 2015, there were 30,441 and 26,931 stock options and 20,058 and 19,905 stock options, respectively, that were dilutive because their exercise prices were less than the average market price of the Company’s common stock.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available-for-sale securities, and the reclassification of net gains and losses on available-for-sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the nine months ended September 30, 2016 and 2015:

	Unrealized Holding Gains on Investment Securities Available- For-Sale	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2016	(In thousands)
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	2,328	(94)	2,234
Amounts reclassified from AOCI	(333)	-	(333)
Net current period other comprehensive income (loss)	1,995	(94)	1,901
Balance at September 30, 2016	$4,690	$(341)	$4,349

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$3,422	$(254)	$3,168
Other comprehensive income (loss) before reclassifications	849	(93)	756
Amounts reclassified from AOCI	(677)	-	(677)
Net current period other comprehensive income (loss)	172	(93)	79
Balance at September 30, 2015	$3,594	$(347)	$3,247

4. Investment Securities. The following is a summary of the securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at September 30, 2016 and December 31, 2015:

	Amortized	Gross	Gross	Fair
Securities available-for-sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
September 30, 2016
Government agencies	$11,549	$768	$-	$12,317
Mortgage-backed securities	97,562	4,297	3	101,856
Municipal securities	49,569	2,605	-	52,174
Corporate bonds	27,016	92	200	26,908
Total	$185,696	$7,762	$203	$193,255

December 31, 2015
Government agencies	$30,850	$541	$6	$31,385
Mortgage-backed securities	128,820	3,141	277	131,684
Municipal securities	55,534	1,305	8	56,831
Corporate bonds	28,744	-	349	28,395
Total	$243,948	$4,987	$640	$248,295

4. Investment Securities (Continued)

	Amortized	Gross	Gross	Fair
Securities held-to-maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
September 30, 2016
Government agencies	$509	$3	$-	$512
Total	$509	$3	$-	$512

December 31, 2015
Government agencies	$508	$2	$-	$510
Total	$508	$2	$-	$510

The following table presents a summary of realized gains and losses from the sale of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sale	-	$14,907	$40,631	$37,712

Gross realized gains on sales	-	503	594	960
Gross realized losses on sales	-	-	(127)	(5)
Total realized gains, net	$-	$503	$467	$955

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at September 30, 2016 and December 31, 2015. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2016
Government agencies	$1,642	$3	$-	$-	$1,642	$3
Corporate bonds	1,002	1	9,303	200	10,305	201
Total	$2,644	$4	$9,303	$200	$11,947	$204

December 31, 2015
Government agencies	$3,785	$12	$-	$-	$3,785	$12
Mortgage-backed securities	51,956	264	2,641	7	54,597	271
Municipal securities	1,530	8	-	-	1,530	8
Corporate bonds	16,115	120	11,280	229	27,395	349
Total	$73,386	$404	$13,921	$236	$87,307	$640

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at September 30, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$1,063	$10,486	$-
Fair value	-	1,096	11,221	-
Mortgage-backed securities
Amortized cost	388	72,519	7,710	16,945
Fair value	425	75,053	7,970	18,408
Municipal securities
Amortized cost	1,410	18,160	29,999	-
Fair value	1,424	18,747	32,003	-
Corporate bonds
Amortized cost	-	19,016	8,000	-
Fair value	-	19,093	7,815	-
Total amortized cost	$1,798	$110,758	$56,195	$16,945
Total fair value	$1,849	$113,989	$59,009	$18,408

Securities held-to-maturity:
Government agencies
Amortized cost	$509	$-	$-	$-
Fair value	512	-	-	-
Total amortized cost	$509	$-	$-	$-
Total fair value	$512	$-	$-	$-

United States government agency securities and mortgage-backed securities with an amortized cost of $33.2 million were pledged as collateral for public deposits at September 30, 2016, compared to $11.8 million at December 31, 2015. In addition, a government agency bond with an amortized cost of $509,000 and $508,000 was pledged as collateral on an interest rate swap transaction at September 30, 2016 and December 31, 2015, respectively.

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

4. Investment Securities (Continued)

At September 30, 2016, the investment securities portfolio included 45 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Pennsylvania	$3,876	$3,942
California	3,662	3,952
Washington	3,396	3,513
Indiana	2,426	2,461
Alabama	1,826	1,917
Utah	1,795	1,861
Nevada	1,348	1,395
Missouri	1,307	1,486
Other (11 states)	8,458	8,883
Total general obligation bonds	28,094	29,410
Revenue bonds:
New York	7,226	7,729
North Carolina	4,259	4,438
Mississippi	2,326	2,467
Oklahoma	2,258	2,436
Pennsylvania	1,882	1,952
Other (3 states)	3,524	3,742
Total revenue bonds	21,475	22,764
Total obligations of state and political subdivisions	$49,569	$52,174

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at September 30, 2016.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,615	$9,227
Public improvements	4,994	5,279
Pension funding	1,882	1,952
Refunding bonds	1,635	1,718
Other	4,349	4,588
Total revenue bonds	$21,475	$22,764

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of September 30, 2016, this issue had an amortized cost of $2.9 million and fair value of $3.1 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (ASC) 825, Financial Instruments, at September 30, 2016 and December 31, 2015, the Bank marked these mortgage loans to market. Mortgage loans held for sale at September 30, 2016 and December 31, 2015, had estimated fair market values of $7.3 million and $3.9 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Forward Contracts
Mortgage Loan Forward Sales Commitments	$152	$4,972	$78	$2,882

6. Loans Held for Investment. Loans held for investment at September 30, 2016 and December 31, 2015 are listed below:

	September 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$68,573	10.0%	$68,229	11.2%
Residential construction	6,372	0.9	3,934	0.6
Residential lots and raw land	160	0.1	157	0.1
Total mortgage loans	75,105	11.0	72,320	11.9

Commercial loans and leases:
Commercial real estate	371,829	54.4	338,714	55.7
Commercial construction	54,854	8.0	42,987	7.1
Commercial lots and raw land	32,476	4.8	28,271	4.7
Commercial and Industrial	59,751	8.7	45,481	7.5
Lease receivables	20,452	3.0	17,235	2.8
Total commercial loans and leases	539,362	78.9	472,688	77.8

Consumer loans:
Consumer real estate	17,722	2.6	17,239	2.8
Consumer construction	252	0.1	196	0.1
Consumer lots and raw land	9,342	1.4	9,643	1.6
Home equity lines of credit	34,974	5.1	29,709	4.8
Consumer other	6,523	0.9	6,070	1.0
Total consumer loans	68,813	10.1	62,857	10.3

Gross loans held for investment	683,280	100.0%	607,865	100.0%

Less deferred loan origination fees, net	814		850
Less allowance for loan and lease losses	8,498		7,867

Net loans held for investment	$673,968		$599,148

The Bank has pledged eligible loans as collateral for actual or potential borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank of Richmond (FRB). At September 30, 2016, the Bank pledged $265.2 million and $151.7 million of loans to the FHLB and FRB, respectively. See Note 13 below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail nonaccrual loans held for investment, including troubled debt restructured (TDR) loans accounted for on a nonaccrual status, segregated by class of loans, at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$797	$635
Residential lots and raw land	-	-
Commercial real estate	612	594
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Lease receivables	-	95
Consumer real estate	249	148
Consumer lots and raw land	52	140
Home equity lines of credit	148	81
Consumer other	-	2
Total non-TDR loans accounted for on a nonaccrual status	1,858	1,695

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	-
Commercial real estate	98	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer real estate	150	159
Total Past Due TDRs	248	159

Current TDRs:
Residential real estate	499	809
Commercial real estate	201	534
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer lots and raw land	92	-
Total Current TDRs	792	1,343

Total TDR loans accounted for on a nonaccrual status	1,040	1,502
Total non-performing loans	$2,898	3,197
Percentage of total loans held for investment, net	0.4%	0.5%
Loans over 90 days past due, still accruing	$-	$115
Other real estate owned	4,810	6,125
Total non-performing assets	$7,708	$9,437

Cumulative interest income not recorded on loans accounted for on a nonaccrual status was $93,287 and $71,723 at September 30, 2016 and December 31, 2015, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	90 Days or More and Accruing
	(In thousands)
Past due loans held for investment:
September 30, 2016
Residential real estate	$-	$237	$629	$866	$67,707	$68,573	$-
Residential construction	-	-	-	-	6,372	6,372	-
Residential lots and raw land	-	-	-	-	160	160	-
Commercial real estate	1,504	-	237	1,741	370,088	371,829	-
Commercial construction	-	-	-	-	54,854	54,854	-
Commercial lots and raw land	75	-	-	75	32,401	32,476	-
Commercial and Industrial	-	29	-	29	59,722	59,751	-
Lease receivables	-	-	-	-	20,452	20,452	-
Consumer real estate	153	-	362	515	17,207	17,722	-
Consumer construction	-	-	-	-	252	252	-
Consumer lots and raw land	71	-	52	123	9,219	9,342	-
Home equity lines of credit	238	7	95	340	34,634	34,974	-
Consumer other	10	2	-	12	6,511	6,523	-
Total	$2,051	$275	$1,375	$3,701	$679,579	$683,280	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	90 Days or More and Accruing
	(In thousands)
Past due loans held for investment:
December 31, 2015
Residential real estate	$2,238	$107	$354	$2,699	$65,530	$68,229	$115
Residential construction	120	-	-	120	3,814	3,934	-
Residential lots and raw land	-	-	-	-	157	157	-
Commercial real estate	1,054	227	103	1,384	337,330	338,714	-
Commercial construction	-	-	-	-	42,987	42,987	-
Commercial lots and raw land	69	-	-	69	28,202	28,271	-
Commercial and Industrial	3	-	-	3	45,478	45,481	-
Lease receivables	-	-	95	95	17,140	17,235	-
Consumer real estate	429	113	237	779	16,460	17,239	-
Consumer construction	-	-	-	-	196	196	-
Consumer lots and raw land	211	-	140	351	9,292	9,643	-
Home equity lines of credit	122	72	34	228	29,481	29,709	-
Consumer other	3	2	1	6	6,064	6,070	-
Total	$4,249	$521	$964	$5,734	$602,131	$607,865	$115

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of September 30, 2016 and December 31, 2015. Impaired loans include loans modified as a TDR, whether on accrual or nonaccrual status. At September 30, 2016, impaired loans included $1.6 million of TDRs, compared to $2.4 million at December 31, 2015.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans September 30, 2016
With no related allowance recorded:
Residential real estate	$774	$982	$-	$856	$31
Commercial real estate	7,308	7,373	-	8,032	361
Commercial lots and raw land	2,325	2,325	-	2,424	92
Commercial and Industrial	68	68	-	48	2
Consumer real estate	295	305	-	266	8
Consumer lots and raw land	101	154	-	75	6
Home equity lines of credit	30	32	-	45	2
Consumer other	39	39	-	41	2
Subtotal:	10,940	11,278	-	11,787	504
With an allowance recorded:
Commercial real estate	201	205	159	652	12
Consumer real estate	104	106	24	26	4
Consumer lots and raw land	684	709	133	697	28
Home equity lines of credit	23	25	23	17	2
Subtotal	1,012	1,045	339	1,392	46
Totals:
Residential	774	982	-	856	31
Commercial	9,902	9,971	159	11,156	467
Consumer	1,276	1,370	180	1,167	52
Grand Total	$11,952	$12,323	$339	$13,179	$550

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans December 31, 2015
With no related allowance recorded:
Residential real estate	$1,087	$1,384	$-	$1,180	$62
Commercial real estate	9,521	9,573	-	10,883	564
Commercial construction	574	574	-	305	14
Commercial lots and raw land	2,616	2,616	-	2,764	139
Commercial and Industrial	42	42	-	44	2
Consumer real estate	201	207	-	277	8
Consumer lots and raw land	50	50	-	55	3
Home equity lines of credit	50	51	-	56	2
Consumer other	42	42	-	44	2
Subtotal:	14,183	14,539	-	15,608	796
With an allowance recorded:
Commercial real estate	821	823	365	1,434	57
Commercial and Industrial	14	14	14	61	2
Consumer real estate	79	79	30	100	2
Consumer lots and raw land	723	723	209	619	35
Subtotal	1,637	1,639	618	2,214	96
Totals:
Residential	1,087	1,384	-	1,180	62
Commercial	13,588	13,642	379	15,491	778
Consumer	1,145	1,152	239	1,151	52
Grand Total	$15,820	$16,178	$618	$17,822	$892

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

6. Loans Held for Investment (Continued)

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2016 and December 31, 2015:

September 30, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$10
2-Above Average	2,601	-	219	761
3-Average	110,601	11,677	2,404	13,862
4-Acceptable	234,455	40,793	23,035	40,829
5-Watch	13,352	2,060	3,105	1,969
6-Special Mention	5,567	324	3,168	341
7-Substandard	5,253	-	545	1,979
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$371,829	$54,854	$32,476	$59,751

September 30, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$17,042	$252	$8,984	$34,647	$6,520
6-Special Mention	259	-	214	87	2
7-Substandard	421	-	144	240	1
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$17,722	$252	$9,342	$34,974	$6,523

September 30, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$66,509	$6,372	$160	$20,452
6-Special Mention	768	-	-	-
7-Substandard	1,296	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,573	$6,372	$160	$20,452

6. Loans Held for Investment (Continued)

December 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,788	-	160	3,757
3-Average	98,148	10,023	2,247	8,095
4-Acceptable	209,936	31,139	18,086	30,218
5-Watch	11,877	391	3,821	1,350
6-Special Mention	7,872	860	2,715	41
7-Substandard	8,093	574	1,242	2,020
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$338,714	$42,987	$28,271	$45,481

December 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,253	$196	$7,906	$29,523	$6,000
6-Special Mention	679	-	1,270	61	26
7-Substandard	307	-	277	125	44
8-Doubtful	-	-	190	-	-
9-Loss	-	-	-	-	-
Total	$17,239	$196	$9,643	$29,709	$6,070

December 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,977	$3,934	$157	$17,140
6-Special Mention	791	-	-	-
7-Substandard	1,461	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,229	$3,934	$157	$17,235

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the nine months ended September 30, 2016 and 2015:

	September 30, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$2	$732	$67,799
Residential construction	47	-	-	27	74	6,372
Residential lots and raw land	2	-	-	-	2	160
Commercial real estate	4,065	(33)	22	465	4,519	364,320
Commercial construction	518	-	70	91	679	54,854
Commercial lots and raw land	303	-	-	52	355	30,151
Commercial and industrial	641	(2)	4	126	769	59,683
Lease receivables	196	-	-	28	224	20,452
Consumer real estate	198	(6)	11	(5)	198	17,323
Consumer construction	2	-	-	1	3	252
Consumer lots and raw land	125	(4)	-	4	125	8,557
Home equity lines of credit	351	(13)	1	65	404	34,921
Consumer other	71	(40)	21	23	75	6,484
Total	7,249	(98)	129	879	8,159	671,328
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	774
Commercial real estate	-	(68)	3	224	159	7,509
Commercial construction	-	-	-	-	-	-
Commercial lots and raw land	365	-	-	(365)	-	2,325
Commercial and industrial	14	-	-	(14)	-	68
Consumer real estate	30	(36)	-	30	24	399
Consumer lots and raw land	209	(73)	2	(5)	133	785
Home equity lines of credit	-	-	4	19	23	53
Consumer other	-	-	-	-	-	39
Total	618	(179)	10	(110)	339	11,952
Grand Total	$7,867	$(277)	$139	$769	$8,498	$683,280

7. Allowance for Loan and Lease Losses (Continued)

	September 30, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$982	$(108)	$-	$33	$907	$66,048
Residential construction	17	-	-	33	50	4,306
Residential lots and raw land	11	-	-	(9)	2	162
Commercial real estate	3,516	(3)	42	184	3,739	304,920
Commercial construction	375	-	-	103	478	40,307
Commercial lots and raw land	377	-	-	(67)	310	22,919
Commercial and industrial	400	-	1	254	655	37,756
Lease receivables	172	-	-	(12)	160	14,438
Consumer real estate	250	-	15	(77)	188	16,547
Consumer construction	19	-	-	(15)	4	321
Consumer lots and raw land	152	-	-	(20)	132	9,339
Home equity lines of credit	405	-	1	(61)	345	28,470
Consumer other	52	(10)	93	(66)	69	5,935
Total	6,728	(121)	152	280	7,039	551,468
Individually evaluated for impairment:
Residential real estate	185	(185)	1	(1)	-	1,095
Commercial real estate	167	(157)	24	338	372	11,240
Commercial construction	-	-	-	-	-	448
Commercial lots and raw land	251	(33)	-	(218)	-	2,683
Commercial and industrial	-	-	-	21	21	64
Consumer real estate	19	(33)	-	45	31	402
Consumer lots and raw land	165	(85)	8	19	107	665
Home equity lines of credit	5	-	4	(9)	-	46
Consumer other	-	-	-	-	-	43
Total	792	(493)	37	195	531	16,686
Grand Total	$7,520	$(614)	$189	$475	$7,570	$568,154

8. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2016 and December 31, 2015, segregated by class of financing receivables:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-
Commercial real estate	468	765
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	5
Consumer real estate	-	-
Consumer lots and raw land	98	107
Home equity lines of credit	-	-
Consumer other	-	-
Total	$566	$877
Percentage of total loans, net	0.0%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll forward of performing TDR loans for the nine months ended September 30, 2016 and 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
September 30, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	92	-	(394)	468
Consumer	107	-	-	(9)	98
Total	$877	$92	$-	$(403)	$566

September 30, 2015
Residential mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(8)	(351)	782
Consumer	281	-	-	(166)	115
Total	$1,422	$-	$(8)	$(517)	$897

The following table presents a roll forward of non-performing TDR loans for the nine months ended September 30, 2016 and 2015:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
September 30, 2016
Residential mortgage	$809	$-	$(2)	$(308)	$499
Commercial	534	-	-	(235)	299
Consumer	159	92	-	(9)	242
Total	$1,502	$92	$(2)	$(552)	$1,040

September 30, 2015
Residential mortgage	$834	$-	$-	$(19)	$815
Commercial	2,355	-	(152)	(1,468)	735
Consumer	51	-	(33)	145	163
Total	$3,240	$-	$(185)	$(1,342)	$1,713

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	(In thousands)
Note A Structure
Commercial real estate (1)	$352	$271
Note B Structure
Commercial real estate (2)	$207	$174
Reduction of interest income (3)	$8	$7

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the nine months ended September 30, 2016 and 2015, as a result of multiple note restructures.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (OREO) during the nine months ended September 30, 2016 and 2015:

	Beginning			Fair Value	Ending
Nine Months Ended:	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
September 30, 2016	$6,125	$464	$(1,668)	$(111)	$4,810

September 30, 2015	$7,756	$761	$(1,915)	$(96)	$6,506

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At September 30, 2016, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Land	$2,817,308	$3,680,886
Office buildings and improvements	9,650,220	10,138,594
Furniture, fixtures and equipment	10,171,859	10,183,020
Vehicles	621,238	621,238
Projects/work in process	516,129	86,032
	23,776,754	24,709,770
Less accumulated depreciation	12,167,788	11,044,833
Total	$11,608,966	$13,664,937

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $344,166 and $1,032,125 during the three and nine months ended September 30, 2016, and $300,305 and $894,954 during the three and nine months ended September 30, 2015, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rental expenses under these leases as of September 30, 2016 are as follows:

2016	$325,105
2017	1,167,033
2018	1,036,054
2019	809,128
2020	761,629
Thereafter	2,093,116
Total	$6,192,065

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the nine months ended September 30, 2016 and 2015, respectively:

Nine Months Ended September 30, 2016:	Goodwill	Identifiable Intangibles	Total
Balance at December 31, 2015	$4,218,576	$1,895,514	$6,114,090
Amortization	-	(213,245)	(213,245)
Balance at September 30, 2016	$4,218,576	$1,682,269	$5,900,845

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$4,218,576	$2,182,909	$6,401,485
Amortization	-	(215,546)	(215,546)
Balance at September 30, 2015	$4,218,576	$1,967,363	$6,185,939

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at September 30, 2016 and December 31, 2015, respectively:

Identifiable Intangibles
Net book value at December 31, 2014 (1)	$2,182,909
Accumulated amortization	(287,395)
Net book value at December 31, 2015	1,895,514
Accumulated amortization	(213,245)
Net book value at September 30, 2016	$1,682,269

(1)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At September 30, 2016, the remaining life of the CDI was 8.25 years.

2016	$71,082
2017	241,678
2018	223,002
2019	223,002
2020	223,002
Thereafter	700,503
Total	$1,682,269

12. Deposits. The following table presents the distribution of the Company’s deposit accounts as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Demand accounts:
Non-interest bearing checking	$189,873	$169,546
Interest bearing checking	176,034	173,934
Money market	88,081	72,442
Savings accounts	141,701	135,370
Certificate accounts	264,142	260,030
Total deposits	$859,831	$811,322

At September 30, 2016, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$29,475	$4,794	$34,269
Over three months through one year	63,723	12,901	76,624
Over one year through three years	113,778	17,937	131,715
Over three years	16,749	4,785	21,534
Total time deposits	$223,725	$40,417	$264,142

The aggregate amount of time deposits with balances of $250,000 or more was $40.4 million and $35.6 million at September 30, 2016 and December 31, 2015, respectively.

13. Borrowed Money. The Bank had $20.0 million of FHLB borrowings outstanding at September 30, 2016 compared to $37.0 million at December 31, 2015. The Bank pledges its stock in the FHLB and certain loans as collateral for FHLB advances. At September 30, 2016 and December 31, 2015, the Bank had approximately $240.1 million and $228.2 million, respectively, of credit available with the FHLB. At September 30, 2016, the Bank had lendable collateral value with the FHLB totaling $195.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related maturity dates and interest rates at September 30, 2016:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
November 25, 2016	0.450%	2,000
December 27, 2016	0.740%	1,000
February 22, 2017	0.590%	2,000
June 26, 2017	0.790%	1,000
June 26, 2017	0.950%	2,000
June 29, 2017	0.930%	1,000
June 22, 2018	1.330%	1,000
June 25, 2018	0.870%	1,000
June 25, 2018	1.360%	2,000
June 29, 2018	1.340%	1,000
June 24, 2019	1.048%	1,000
July 8, 2019	1.620%	2,000
June 29, 2020	1.980%	2,000
July 6, 2020	1.890%	1,000
		$20,000

14. Junior Subordinated Debentures. The Company has sponsored a trust, First South Preferred Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing company-obligated trust preferred securities (Trust Preferred Securities) to third-party investors and investing the proceeds from the sale of such Trust Preferred Securities solely in junior subordinated debt securities of the Company (Debentures). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Trust Preferred Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by the Trust. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement which fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Debentures held by the Trust are first redeemable, in whole or in part, by the Company on or after September 30, 2008. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines. In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of September 30, 2016 related to the Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The Trust Preferred Securities bear interest at three-month LIBOR plus 2.95% payable quarterly. Effective December 30, 2014, the Company swapped the interest rate on the Debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment. During the third quarter of 2016, the Company restructured the terms of this swap to lower the fixed rate cost and extend its maturity. As a result the restructured fixed rate effective June 30, 2016, is 4.97% and the maturity date of the swap is December 30, 2024.

15. Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of September 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s most significant asset is its investment in the Bank. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank. Beginning with the quarter ended September 30, 2015, the Bank became subject to the Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed. In addition, a new ratio, the Common Equity Tier 1 Risk-Based Capital Ratio, is now being measured and monitored.

15. Regulatory Capital (Continued)

For the Bank’s capital structure, the Common Equity Tier 1 Risk-Based Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical. The Bank's actual regulatory capital amounts and ratios as of September 30, 2016, and December 31, 2015, are listed below:

	September 30, 2016		December 31, 2015
Regulatory Capital Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$94,137	13.10%	$88,074	13.29%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	85,337	11.88	79,871	12.06
Tier 1 Capital (to Risk Weighted Assets)	85,337	11.88	79,871	12.06
Tier 1 Capital (to Average Assets)	85,337	8. 89	79,871	8.67

16. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2016. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (1997 Plan) and the 2008 Equity Incentive Plan (2008 Plan). The 1997 Plan matured on April 8, 2008, and no additional options may be granted under the 1997 Plan. At September 30, 2016, the 1997 Plan had 19,000 granted unexercised stock option shares. At September 30, 2016, the 2008 Plan included 130,000 granted unexercised stock option shares, 11,950 granted nonvested restricted stock award shares and 802,650 shares available to be granted.

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

A summary of option activity under the Plans as of September 30, 2016 and 2015, and changes during the nine month periods ended September 30, 2016 and 2015, is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended September 30, 2016:
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(4,550)	20.90
Expired	(5,750)	27.71
Exercised	(6,450)	5.84
Outstanding at September 30, 2016	149,000	10.01	$348,910
Vested and Exercisable at September 30, 2016	112,800	$11.00	$240,059

Period Ended September 30, 2015:
Outstanding at December 31, 2014	169,500	$11.38
Granted	14,000	8.01
Forfeited	(6,000)	7.13
Expired	(7,500)	17.47
Exercised	-	-
Outstanding at September 30, 2015	170,000	10.99	$184,015
Vested and Exercisable at September 30, 2015	112,100	$13.24	$102,180

There were no grants awarded in the nine months ended September 30, 2016. The following weighted-average assumptions were used for grants awarded in the nine months ended September 30, 2015:

Nine Months Ended 9/30/15
Dividend growth rate	1.0%
Expected volatility	96.9%
Average risk-free interest rate	1.5%
Expected lives - years	7

16. Stock-Based Compensation (Continued)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of September 30, 2016, including weighted-average remaining contractual term expressed in years (Life) and weighted average exercise price (Price):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	92,000	6.22	$6.16	55,800	$5.65
$10.01 – 17.00	27,000	2.94	11.01	27,000	11.01
$17.01 – 26.00	29,250	1.51	20.65	29,250	20.65
$26.01 – 34.00	750	0.05	32.53	750	32.53
	149,000	4.67	$10.01	112,800	$11.00

A summary of nonvested option shares as of September 30, 2016 and 2015, and vesting changes during the nine months ended September 30, 2016 and 2015, is presented below:

	Shares	Price
Period Ended September 30, 2016:
Nonvested at December 31, 2015	53,300	$6.67
Granted	-	-
Forfeited	950	7.39
Vested	(16,150)	6.03
Nonvested at September 30, 2016	36,200	$6.94

Period Ended September 30, 2015:
Nonvested at December 31, 2014	62,700	$6.14
Granted	14,000	8.01
Forfeited	(4,400)	7.19
Vested	(14,400)	5.74
Nonvested at September 30, 2015	57,900	$6.61

Total compensation expense charged to income for stock options was $10,019 and $33,582, respectively, for the three and nine months ended September 30, 2016, compared to compensation expense of $9,762 and $30,938, respectively, for the three and nine months ended September 30, 2015. As of September 30, 2016, total unrecognized compensation cost on granted unexercised shares was $101,278, and is expected to be recognized during the next 3.5 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the nine months ended September 30, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. There were no restricted stock awards granted during the nine months ended September 30, 2015. Total compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2016 was $9,470 and $28,036, respectively, compared to $7,263 and $21,789, respectively, for the three and nine months ended September 30, 2015. As of September 30, 2016, there was $73,236 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 4.5 years. A summary of nonvested restricted stock awards as of September 30, 2016 and 2015, and vesting changes during the respective nine month periods is presented below:

	Shares	Price
Period Ended September 30, 2016:
Nonvested at December 31, 2015	10,425	$8.36
Granted	5,200	8.15
Vested	(3,475)	8.36
Forfeited	(200)	8.15
Nonvested at September 30, 2016	11,950	$8.27

Period Ended September 30, 2015:
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at September 30, 2015	10,425	$8.36

16. Stock-Based Compensation (Continued)

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended 9/30/16	Three Months Ended 9/30/15	Nine Months Ended 9/30/16	Nine Months Ended 9/30/15
Decrease net income before income taxes	$19,489	$17,025	$61,618	$52,727
Decrease net income	$19,489	$17,025	$61,618	$52,727
Decrease basic earnings per share	$0.00	$0.00	$0.01	$0.00
Decrease diluted earnings per share	$0.00	$0.00	$0.01	$0.00

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

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. Price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes securities and mortgage-backed securities issued by Government Sponsored Enterprises (GSEs), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

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

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	September 30, 2016	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$12,317	$-	$12,317	$-
Mortgage-backed securities	101,856	-	101,856	-
Municipal securities	52,174	-	52,174	-
Corporate bonds	26,908	-	26,908	-
Mortgage loans held for sale	7,313	-	7,313	-
Bank-owned life insurance	17,937	-	17,937	-
Interest rate swap	(532)	-	(532)	-
Total September 30, 2016	$217,973	$-	$217,973	$-

Description	December 31, 2015	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$31,385	$-	$31,385	$-
Mortgage-backed securities	131,684	-	131,684	-
Municipal securities	56,831	-	56,831	-
Corporate bonds	28,395	-	28,395	-
Mortgage loans held for sale	3,944	-	3,944	-
Bank-owned life insurance	15,635	-	15,635	-
Interest rate swap	(394)	-	(394)	-
Total December 31, 2015	$267,480	$-	$267,480	$-

Assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	September 30, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$11,613	$-	$-	$11,613
Other real estate owned	4,810	-	-	4,810
Total September 30, 2016	$16,423	$-	$-	$16,423

Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans, net	$15,202	$-	$-	$15,202
Other real estate owned	6,125	-	-	6,125
Total December 31, 2015	$21,327	$-	$-	$21,327

Impaired loans at September 30, 2016 and December 31, 2015 include $10.9 million and $14.2 million, respectively, of loans identified as impaired even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of one thousand dollars and $111,170, respectively, were made to OREO during the three and nine months ended September 30, 2016, compared to fair value adjustments of $9,981 and $95,639 made to OREO during the three and nine months ended September 30, 2015, respectively.

No liabilities were measured at fair value on a recurring or non-recurring basis as of September 30, 2016 or December 31, 2015.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at September 30, 2016 and December 31, 2015:

	Level in	September 30, 2016		December 31, 2015
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
	(In thousands)
Financial assets:
Cash and due from banks	Level 1	$19,273	$19,273	$19,426	$19,426
Interest-bearing deposits in other banks	Level 1	37,936	37,936	18,566	18,566
Securities available-for-sale	Level 2	193,255	193,255	248,295	248,295
Securities held-to-maturity	Level 2	511	509	510	508
Loans held for sale	Level 2	7,313	7,313	3,944	3,944
Loans and leases HFI, net, less impaired loans	Level 2	667,909	662,355	586,494	583,946
Stock in FHLB of Atlanta	Level 2	1,701	1,701	2,369	2,369
Accrued interest receivable	Level 2	3,118	3,118	2,875	2,875
Interest rate swap	Level 2	(532)	(532)	(394)	(394)
Bank-owned life insurance	Level 2	17,937	17,937	15,635	15,635
Impaired loans HFI, net	Level 3	11,613	11,613	15,202	15,202
Mortgage servicing rights	Level 3	2,717	2,090	2,301	1,266
Financial liabilities:
Deposits	Level 2	$860,568	$859,831	$811,089	$811,322
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities that are SEC filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. Current GAAP is either unclear or does not include guidance on certain cash flow issues included in the amendments in this ASU. The amendments are an improvement in GAAP because they provide guidance for each of the noted issues, thereby reducing the current and potential future diversity in accounting practice. This ASU addresses the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

21. Compensated Absences. The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

22. Subsequent Events. We have evaluated subsequent events after September 30, 2016, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after September 30, 2016, that required adjustments to or disclosure in the Consolidated Financial Statements.

23. Reclassifications. Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2015 have been reclassified to conform with the presentation as of and for the respective three and nine month periods ended September 30, 2016. The reclassifications had no effect on previously reported net income or stockholders’ equity.

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

Comparison of Financial Condition at September 30, 2016, and December 31, 2015. Total assets increased at an annualized growth rate of 5.6% to $985.8 million at September 30, 2016, from $946.3 million at December 31, 2015. Earning assets increased to $921.5 million at September 30, 2016, from $878.3 million at December 31, 2015. The increase is attributable to solid growth in the loan and lease portfolio and in interest-bearing deposits with banks. This growth was partially funded by the sale of investment securities as well as a $48.5 million increase in deposits over this same nine-month period. The ratio of earning assets to total assets was 93.5% and 92.8% at September 30, 2016 and December 31, 2015, respectively.

Interest-bearing deposits with banks increased to $37.9 million at September 30, 2016, from $18.6 million at December 31, 2015. Overnight deposits are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio declined to $193.8 million at September 30, 2016, from $248.8 million at December 31, 2015. This reduction was the result of cash flows from scheduled amortization and maturities, as well as sales of securities, with the proceeds used to support growth in loans outstanding. During the nine months ended September 30, 2016, the Bank sold $40.6 million of investment securities primarily to fund growth in our loans and leases held for investment. The Bank may also make changes in the securities portfolio to manage sensitivity to future interest rate changes. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale totaled $7.3 million at September 30, 2016, compared to $3.9 million at December 31, 2015, reflecting the net effect of current period mortgage lending activity. During the nine months ended September 30, 2016, there were $28.4 million of sales, $30.7 million of originations net of principal payments and $1.0 million of net realized gains from sales. Proceeds from mortgage loan sales are primarily used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases held for investment grew by $75.5 million during the current nine month period. As a result of this net growth, total loans and leases held for investment increased to $682.5 million at September 30, 2016, from $607.0 million at December 31, 2015. During the nine months ended September 30, 2016, there were $76.1 million of originations net of principal payments and $465,000 of transfers to other real estate owned (OREO). As a result of the Bank’s robust loan growth during 2016, the loans-to-deposits ratio has risen from 75.3% at December 31, 2015 to 80.2% at September 30, 2016. See “Note 6. Loans Held for investment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Asset quality is as a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (TDRs) on nonaccrual status declined to $2.9 million at September 30, 2016, from $3.2 million at December 31, 2015. Management and the Board of Directors are committed to improving asset quality, as we believe they are key drivers of stock price performance and overall shareholder value. The ratio of loans held for investment on nonaccrual status to total loans held for investment improved to 0.42% at September 30, 2016, from 0.53% at December 31, 2015.

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

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (ALLL). Aside from the loans identified on nonaccrual status, there were no loans at September 30, 2016 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and lease portfolio. A principal focus of the Bank is on the adequacy of the ALLL. Based on the overall credit quality of the loan and lease portfolio, management believes the ALLL is adequate and has been established pursuant to generally accepted accounting principles, with consideration of the current economic environment.

The quarterly assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. There were no changes in accounting policy or methodology used to estimate the ALLL during the three and nine months ended September 30, 2016.

The ALLL was $8.5 million at September 30, 2016, compared to $7.9 million at December 31, 2015, and the ratio of the ALLL to loans and leases held for investment was 1.25% at September 30, 2016, compared to 1.30% at December 31, 2015. During the nine months ended September 30, 2016, there were $770,000 of provisions for credit losses and $138,000 of net charge-offs. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $12.0 million of loans classified as impaired, net of $371,000 in write-downs at September 30, 2016, compared to $15.8 million classified as impaired, net of $358,000 in write-downs at December 31, 2015. At September 30, 2016 and December 31, 2015, the ALLL included $339,000 and $618,000 specifically provided for impaired loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect scheduled payments of all principal and interest when due according to the contractual terms of the loan arrangement. All collateral-dependent loans are measured for impairment based on the fair value of the collateral, while uncollateralized loans and other loans determined not to be collateral dependent are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payments status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, and various other matters. See “Note 6. Loans Held for Investment”, “Note 7. Allowance for Loan and Lease Losses” and “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

In determining the adequacy of the ALLL, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of a loan. The Bank’s primary objective in granting concessions to borrowers having financial difficulties is an attempt to protect as much of its investment as possible. The Bank faces significant challenges when working with borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. While borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity to repay their debts. In such cases, the Bank finds it mutually beneficial to work constructively with its borrowers, and that prudent restructurings are often in the best interest of the Bank and the borrower.

The Bank offers a variety of TDR programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered. The restructuring of a troubled loan may include, but is not limited to, any one or combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

The Bank’s restructuring success includes, but is not limited to, any one or combination of the following: improves the prospects for repayment of principal and interest; reduces the prospects of further write downs and charge-offs; reduces the prospects of potential additional foreclosures; helps borrowers to maintain a creditworthy status; and ultimately will reduce the volume of classified, criticized and/or nonaccrual loans. The Bank identifies loans for potential restructuring on a loan-by-loan basis using a variety of sources which may include, but is not limited to any one or combination of the following: being approached or contacted by the borrower to modify loan terms; review of borrower’s financial statements indicates borrower may be experiencing financial difficulties; past due payment reports; loans extending past their stated maturity date; and nonaccrual loan reports.

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

OREO acquired from foreclosures declined to $4.8 million at September 30, 2016, from to $6.1 million at December 31, 2015. During the nine months ended September 30, 2016, there were $1.7 million of disposals, $111,000 of valuation adjustments and $465,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Goodwill was $4.2 million at September 30, 2016, and December 31, 2015, respectively, and is tested for impairment annually. The Company’s most recent annual impairment test determined there was no goodwill impairment. Identifiable intangible assets were $1.7 million at September 30, 2016, compared to $1.9 million at December 31, 2015, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage servicing rights (MSRs) increased to $2.1 million at September 30, 2016, from $1.3 million at December 31, 2015. During the three months ended September 30, 2016, the Bank purchased the MSRs of 452 high-quality Freddie Mac and Fannie Mae loans with an unpaid principal balance of $84.6 million. The selection of these mortgage loans to service was based on their quality as well as their geographic location. All of the loans acquired were current as to payment on the purchase date and the Bank had the ability to push-back any loans that prepaid or became delinquent within 90 days. In addition, all of these loans are located in the state of North Carolina and a significant portion of the borrowers reside within the Bank’s footprint. Mortgage loans serviced for others increased to $370.6 million at September 30, 2016, from $297.5 million at December 31, 2015, primarily due to these acquired loans.

The Bank’s investment in bank-owned life insurance (BOLI) increased to $17.9 million at September 30, 2016, from $15.6 million at December 31, 2015. The Bank’s investment returns from the BOLI are utilized to offset a portion of the cost of providing benefit plans to our employees.

Total deposits increased to $859.8 million at September 30, 2016, from $811.3 million at December 31, 2015. For the current nine month period, non-maturity deposits (personal and business checking accounts and money market accounts and savings accounts) grew by $44.4 million to $595.7 million at September 30, 2016, from $551.3 million at December 31, 2015.

Certificates of deposit (CDs) grew by $4.1 million to $264.1 million at September 30, 2016, from $260.0 million at December 31, 2015. CDs represented 30.7% and 32.1% of total deposits at September 30, 2016, and December 31, 2015, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

Federal Home Loan Bank (FHLB) borrowings declined to $20.0 million at September 30, 2016, from $37.0 million at December 31, 2015. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds or to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both September 30, 2016, and December 31, 2015. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased by $6.1 million to $88.3 million at September 30, 2016, from $82.2 million at December 31, 2015. This increase reflects the $5.0 million of net income earned for the first nine months of 2016 and a $1.9 million increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, net of $807,000 of dividends declared. There were 9,494,935 common shares outstanding at September 30, 2016, compared to 9,489,222 shares outstanding at December 31, 2015, reflecting the effect of 3,475 shares issued pursuant to the vesting of restricted stock awards and 1,079 shares issued pursuant to a stock option exercise during the current period. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $4.3 million at September 30, 2016, from $2.4 million at December 31, 2015, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio increased to 8.36% at September 30, 2016, from 8.04% at December 31, 2015. The tangible book value per common share increased to $8.68 at September 30, 2016, from $8.02 at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of September 30, 2016, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as “well capitalized”. There are no conditions or events since September 30, 2016, that management believes have changed the Bank's “well capitalized” status. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Nine Months Ended September 30, 2016 and 2015. Net income for the three months ended September 30, 2016, increased 53.2% to $1.9 million, or $0.20 per diluted common share, from net income of $1.2 million, or $0.13 per diluted common share earned for the comparative three month period ended September 30, 2015. The improvement in net income on a comparative quarter basis is primarily due to an $876,000, or 11.8% increase in net interest income, while maintaining consistent volumes of non-interest income and non-interest expense. The improvement in comparative quarterly net income reflects the impact of strong loan growth over the past twelve months.

Net income for the nine months ended September 30, 2016, increased 59.4% to $5.0 million, or $0.52 per diluted common share, compared to net income of $3.1 million, or $0.33 per diluted common share earned in the nine months ended September 30, 2015. Earnings for the current nine month period were positively impacted by increases in net interest income and non-interest income, as well as a lower volume of non-interest expense, while being partially offset by an increase in the provision for credit losses associated with the strong loan portfolio growth. In addition, during the first nine months of 2015, the Bank incurred $425,000 of one-time pre-tax transaction expenses associated with acquiring nine branch offices.

Interest Income. Interest income increased to $9.2 million and $26.9 million for the three and nine months ended September 30, 2016, from $8.2 million and $23.9 million for the comparable 2015 periods. The year-over-year growth in interest income is due to a significant change in the mix and volume of our earning asset base, as we have replaced lower yielding investments with higher yielding loans. We have also experienced an increase in yields on earning assets over comparative periods. The tax equivalent yield on average earning assets increased to 4.13% and 4.12% for the three and nine months ended September 30, 2016, from 4.01% and 4.00% for the three and nine months ended September 30, 2015. Average earning assets increased to $895.3 million and $878.8 million for the three and nine months ended September 30, 2016, from $828.5 million and $810.8 million for the comparable 2015 periods.

Interest Expense. Interest expense increased to $911,000 and $2.7 million for the three and nine months ended September 30, 2016, from $794,000 and $2.2 million for the comparable 2015 periods. Interest expense was primarily impacted by increased interest paid on deposits between the comparative reporting periods, and was partially offset by a reduction of interest paid on junior subordinated notes. The cost of average interest-bearing liabilities increased to 0.52% for both the three and nine months ended September 30, 2016, from 0.48% and 0.46% for the comparable 2015 periods. The Bank’s cost of interest-bearing liabilities has been impacted by a combination of growth and pricing of new and renewed CDs.

Average interest-bearing liabilities increased to $692.8 million and $687.9 million for the three and nine months ended September 30, 2016, from $654.5 million and $645.6 for the comparable 2015 periods. Average non-interest-bearing demand deposits increased to $181.0 million and $171.5 million for the three and nine months ended September 30, 2016, from $162.4 million and $154.9 million for the comparable 2015 periods.

Net Interest Income. Net interest income for the three and nine months ended September 30, 2016, increased to $8.3 million and $24.2 million, from $7.4 million and $21.7 million for the comparable 2015 periods. The tax equivalent net interest margin increased to 3.73% and 3.72% for the three and nine months ended September 30, 2016, from 3.63% and 3.64% for the comparable 2015 periods. The improvement in the tax-equivalent net interest margin is due to the change in the mix of our earning assets, as we have replaced lower yielding investments with higher yielding loans. On the liability side of the balance sheet, while we continue to seek expansion of our non-maturity deposit base, we have also taken steps to protect the Company from a rising rate environment by adding some longer-term funding. We anticipate the level of our current margin remaining somewhat stable over the near-term, unless there are dramatic movements in interest rates.

Yield/Cost Analysis. Table 1 below contains comparative data relating to our average balance sheet and reflects the tax equivalent yield on average earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2016, and 2015. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 – Yield/Cost Analysis	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$685,441	$7,915	4.54%	$558,302	$6,639	4.68%
Investments and deposits	209,849	1,295	2.81 (1)	270,236	1,578	2.63 (1)
Total earning assets	895,290	9,210	4.13 (1)	828,538	8,217	4.01 (1)
Nonearning assets	73,439			75,479
Total assets	$968,729			$904,017
Interest bearing liabilities:
Deposits	$663,983	728	0.44	$619,537	598	0.38
Borrowings	18,506	56	1.18	24,661	54	0.86
Junior subordinated debentures	10,310	127	4.82	10,310	142	5.37
Total interest bearing liabilities	692,799	911	0.52	654,508	794	0.48
Noninterest bearing demand deposits	181,000	-	-	162,440	-	-
Total sources of funds	873,799	911	0.41	816,948	794	0.38
Other liabilities	6,449			5,094
Stockholders’ equity	88,481			81,975
Total liabilities and equity	$968,729			$904,017
Net interest income		$8,299			$7,423
Interest rate spread (1)(2)			3.61%			3.53%
Net interest margin (1)(3)			3.73%			3.63%
Ratio of earning assets to interest bearing liabilities			129.23%			126.59%

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$654,696	$22,749	4.59%	$520,404	$18,834	4.79%
Investments and deposits	224,065	4,131	2.78 (1)	290,370	5,047	2.60 (1)
Total earning assets	878,761	26,880	4.12 (1)	810,774	23,881	4.00 (1)
Nonearning assets	72,970			76,396
Total assets	$951,731			$887,170
Interest bearing liabilities:
Deposits	$653,116	2,095	0.43	$624,733	1,730	0.37
Borrowings	24,450	187	1.01	10,605	61	0.77
Junior subordinated debentures	10,310	409	5.21	10,310	422	5.39
Total interest bearing liabilities	687,876	2,691	0.52	645,648	2,213	0.46
Noninterest bearing demand deposits	171,504	-	-	154,911	-	-
Total sources of funds	859,380	2,691	0.42	800,559	2,213	0.37
Other liabilities	6,126			4,621
Stockholders’ equity	86,225			81,990
Total liabilities and equity	$951,731			$887,170
Net interest income		$24,189			$21,668
Interest rate spread (1)(2)			3.60%			3.55%
Net interest margin (1)(3)			3.72%			3.64%
Ratio of earning assets to interest bearing liabilities			127.75%			125.58%

1.	Shown as a tax-adjusted yield.
2.	Represents the difference between the average yield on earning assets and the average cost of funds.
3.	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $220,000 and $770,000 of provisions for credit losses in the three and nine months ended September 30, 2016, compared to $335,000 and $475,000 recorded in the 2015 three and nine month periods. The increase in provision for credit losses over the nine month periods is primarily attributable to support the net growth in loans held for investment during the periods, as previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional information.

Non-interest Income. Total non-interest income was $3.7 million and $10.8 million for the three and nine months ended September 30, 2016, compared to $3.8 million and $10.6 million for the 2015 three and nine month periods. Non-interest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges declined marginally to $1.9 million and $5.7 million for the three and nine months ended September 30, 2016, compared to $2.1 million and $6.1 million for the 2015 three and nine month periods. Deposit fees and service charges represented 51.7% and 53.1% of total non-interest income for the three and nine months ended September 30, 2016, compared to 55.6% and 57.4% for the 2015 three and nine month periods. The amount of service charges and fees is generally dependent upon the volume of account transaction activity and the collection of related service charges and fees.

Total non-interest income generated from the sale and servicing, as well as other mortgage loan related fees, increased to $1.2 million and $2.6 million for the three and nine months ended September 30, 2016, compared to $792,000 and $2.3 million for the 2015 three and nine month periods. We continue to explore various strategies to enhance our non-interest income, including the purchase of mortgage servicing rights, as previously discussed.

The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other mortgage loans. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities.

Gains on sales of investment securities available-for-sale were none and $467,000 for the three and nine months ended September 30, 2016, compared to $503,000 and $955,000 for the 2015 three and nine month periods. During the three and nine months ended September 30, 2016, the Bank sold none and $40.6 million of investment securities available-for-sale, compared to $14.8 million and $37.7 million sold in the 2015 three and nine month periods. Proceeds from investment securities sales were primarily used to fund net growth in our loan portfolio and to provide liquidity to support the Bank’s operating and financing activities.

During the three and nine months ended September 30, 2016, the Bank recorded net gains from the sale of OREO of $77,000 and $51,000, compared to a net loss of $63,000 and a net gain of $10,000 for the 2015 three and nine month periods. The Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income increased to $477,000 and $1.6 million for the three and nine months ended September 30, 2016, from $379,000 and $1.1 million for the comparable 2015 periods. Included in other non-interest income is revenue from BOLI investments. BOLI earnings increased to $142,000 and $419,000 for the three and nine months ended September 30, 2016, from $127,000 and $382,000 for the 2015 three and nine month periods.

Other non-interest income also includes a $230,000 non-recurring item in the nine months ended September 30, 2016, and an increase in Small Business Administration (SBA) related revenue to $148,000 and $434,000 for the three and nine months ended September 30, 2016, from $51,000 for both the 2015 three and nine month periods. While the Bank has originated SBA loans in prior years, we began the process of actively selling and servicing these credits during 2016.

Total core non-interest income, excluding net gains and losses from OREO and securities sales, improved to $3.6 million and $10.3 million for the three and nine months ended September 30, 2016, from $3.3 million and $9.6 million for the comparable 2015 periods.

Non-interest Expense. Total non-interest expense has remained stable at $8.9 million and $27.1 million for the three and nine months ended September 30, 2016, compared to $9.0 million and $27.3 million for the 2015 three and nine month periods.

Compensation and benefit expenses, the largest component of non-interest expense, were $5.0 million and $15.0 million for the three and nine months ended September 30, 2016, compared to $4.9 million and $14.5 million for the 2015 three and nine month periods. During the first nine months of 2016, the Bank consolidated three existing branches into nearby locations. The nine months ended September 30, 2016 included $65,000 of severance costs associated with these branch consolidations. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

FDIC insurance premiums were $157,000 and $479,000 for the three and nine months ended September 30, 2016, compared to $163,000 and $445,000 for the 2015 three and nine month periods. The increase in FDIC insurance premiums during the first nine months of 2016 was due to the growth in our balance sheet.

Premises and equipment expense remained relatively stable at $1.3 million and $4.1 million for the three and nine months ended September 30, 2016, compared to $1.3 million and $4.0 million for the 2015 three and nine month periods. Premises and equipment expense for the 2016 period includes the retirement of certain leasehold improvements and other fixed assets at branch locations that were consolidated and closed. We will continue to explore opportunities to gain efficiency and performance improvement from our branch network.

Advertising expense declined to $151,000 and $569,000 for the three and nine months ended September 30, 2016, from $219,000 and $598,000 for the 2015 three and nine month periods. The Bank continues to invest in building our brand awareness throughout our expanded footprint with its advertising and marketing efforts. We anticipate that advertising expenses will remain at or below current levels as we look to take a more product targeted approach.

Data processing costs declined to $757,000 and $2.3 million for the three and nine months ended September 30, 2016, from $819,000 and $2.8 million for the comparable 2015 three and nine month periods. Data processing expense for the first nine months of 2015 included $173,000 of one-time branch acquisition expenses. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $137,000 and $402,000 for the three and nine months ended September 30, 2016, compared to $130,000 and $387,000 for the 2015 three and nine month periods. Amortization of mortgage servicing rights was $66,000 and $189,000 for the three and nine months ended September 30, 2016, compared to $58,000 and $171,000 for the 2015 three and nine month periods. Amortization of the core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $71,000 and $213,000 for the three and nine months ended September 30, 2016, compared to $72,000 and $216,000 for the 2015 three and nine month periods. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total expenses attributable to the ongoing maintenance, property taxes, insurance and valuation adjustments for OREO properties were $119,000 and $426,000 for the three and nine months ended September 30, 2016, compared to $99,000 and $463,000 for the 2015 three and nine month periods. OREO valuation adjustments included therein were none and $111,000 for the three and nine months ended September 30, 2016, compared to $10,000 and $96,000 for the 2015 three and nine month periods. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary.

Other non-interest expense remained relatively consistent at $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, compared to $1.3 million and $4.1 million for the 2015 three and nine month periods. As previously discussed, during 2016 the Bank consolidated three existing branches into nearby locations. Two of these locations were leased and the third was owned. In first quarter of 2016, the Bank entered into a contract to sell the owned location and realized an $85,000 pre-tax loss as a result. Other expense for the first nine months of 2015 included $180,000 of one-time branch acquisition expenses.

Income tax expense increased to $947,000 and $2.2 million for the three and nine months ended September 30, 2016, from $611,000 and $1.4 million for the 2015 three and nine month periods. The effective income tax rates were 33.3% and 30.6% for the three and nine months ended September 30, 2016, compared to 33.1% and 30.3% for the three and nine months ended September 30, 2015. Income tax expense for the three months ended September 30, 2016 and 2015 includes a $74,000 and $80,000 expense adjustment, respectively, due a write down of our deferred tax asset as a result of a reduction in the North Carolina statutory tax rate. Exclusive of the $74,000 and $80,000 adjustments, the effective income tax rates were 30.7 % and 29.5% for the three and nine months ended September 30, 2016, respectively; and 28.7% and 28.5% for the respective 2015 three and nine month periods.

The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (ROA), return on average equity (ROE) and efficiency. ROA improved to 0.78% and 0.70% for the three and nine months ended September 30, 2016, from 0.54% and 0.47% for the comparable 2015 three and nine month periods. ROE improved to 8.52% and 7.69% for the three and nine months ended September 30, 2016, from 5.99% and 5.08% for the comparable 2015 three and nine month periods. The efficiency ratio improved to 73.84% and 77.31% for the three and nine months ended September 30, 2016, from 82.26% and 85.63% for the comparable 2015 three and nine month periods. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. We anticipate the efficiency ratio to improve as we continue to explore opportunities to increase operating leverage and gain efficiencies from our branch network.

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

At September 30, 2016, the Bank had cash, deposits in other banks, investment securities and loans held for sale totaling $258.3 million, compared to $290.7 million at December 31, 2015. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 26.6% at September 30, 2016, compared to 33.8% at December 31, 2015, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available-for-sale. At September 30, 2016, the Bank had $240.1 million of credit availability with the FHLB, of which there was lendable collateral value totaling $195.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. At September 30, 2016, the Bank had additional capacity to borrow $106.7 million from the Federal Reserve Bank (FRB) Discount Window. At September 30, 2016, the Company and the Bank had $5.0 million and $70.0 million, respectively, of pre-approved, but unused lines of credit.

The FDIC requires the Bank to meet the following minimum capital requirements: Total capital ratio of 8% of risk-weighted assets; Tier 1 capital ratio of 6% of risk-weighted assets; Leverage ratio of 4% of average total assets; and Common equity Tier 1 capital ratio of 4.5% of risk-weighted assets. The Bank was in compliance with all regulatory capital requirements at September 30, 2016, and December 31, 2015. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Loan Impairment and Allowance for Loan and Lease Losses. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan or lease is impaired. The internal asset classification procedures include a thorough review of significant loans, leases and lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers' financial data and borrowers' operating factors such as cash flows and operating income or loss.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Mine Safety Disclosures: Not applicable.

Item 5.  Other Information: Not applicable

Item 6.  Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2016 and 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of September 30, 2016 and December 31, 2015, and for the Three and Nine Months Ended September 30, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2016