Form 10-K
period 2016-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2017-03-15
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of common stock held by nonaffiliates of the registrant at June 30, 2016, was approximately $81.0 million based on the closing sale price of the registrant’s common stock as listed on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock are affiliates.

Number of shares of common stock outstanding as of March 10, 2017: 9,500,237.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2016. (Part III)

EXPLANATORY NOTE

Note: The Company meets the “accelerated filer” requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933 in this Annual Report on Form 10-K.

FIRST SOUTH BANCORP, INC.

PART I

Item 1.  Business

General

First South Bancorp, Inc. First South Bancorp, Inc. (the “Company”) is a Virginia corporation that serves as the holding company for First South Bank (the “Bank”), a North Carolina chartered commercial bank. The Company was originally incorporated as a Delaware corporation in 1996. In 1999, the Company changed its state of incorporation from Delaware to Virginia. The Company’s principal business is overseeing the business of the Bank and operating through the Bank a commercial banking business. The Bank has one significant operating segment, the providing of general commercial banking services to its markets located in the state of North Carolina. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FSBK”.

First South Bank. The Bank is a North Carolina chartered commercial bank headquartered in Washington, North Carolina. The Bank received Federal Deposit Insurance Corporation (“FDIC”) insurance of its deposits in 1959. The Bank’s principal business consists of attracting deposits from the general public and investing these funds in commercial real estate loans, commercial and industrial business loans, equipment leases, consumer loans and loans secured by first and second mortgages on owner-occupied, single-family residences in the Bank’s market area.

The Bank’s income consists of interest and fees earned on loans and investments, loan servicing and other fees, gains on the sale of loans and investments, and service charges and fees collected on deposit accounts. The Bank’s expenses consist of interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, occupancy expenses, FDIC insurance, and other miscellaneous expenses. Funds for these activities are provided by deposits, borrowings, repayments of outstanding loans and investments and other operating revenues.

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

Market Area. The Bank makes loans and obtains deposits throughout eastern and central North Carolina, where the Bank’s offices are located. As of December 31, 2016, management believes that a majority of all deposits and loans come from its primary market area. The economy of the Bank’s primary market area is diversified, with employment distributed among manufacturing, agriculture and non-manufacturing activities. There are a significant number of major employers, colleges and universities, hospitals and military bases located throughout the Bank’s primary market area.

The average unemployment rate in the twenty-four county market area served by the Bank was 5.8% at December 31, 2016, compared to 5.1% for the State of North Carolina, 4.6% for the Federal Reserve Fifth District and a 4.7% national average at the same date.

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

The allowance for loan and lease losses (“ALLL”) is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the ALLL is based on the Bank’s past loan and lease loss experience, known and inherent risks in loans and leases held for investment and in unfunded loan commitments, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, certain qualitative factors and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in loans and leases held for investment and in unfunded loan commitments will not require adjustments to the ALLL.

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

Lending Activities. General. The Bank’s loan portfolio consists of loans held for sale as well as loans and leases held for investment. Gross loans held for sale totaled $5.1 million at December 31, 2016, or 0.5 % of total assets. Loans and leases held for investment, net of fees and associated allowance for loan and lease losses, totaled $692.0 million at December 31, 2016, or 69.8% of total assets. The Bank’s policy is to concentrate its lending activities within its market area.

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Bank marked these mortgage loans to market at December 31, 2016. The Bank had $5.1 million of mortgage loans held for sale at December 31, 2016. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Loans and Leases Held for Investment. The Bank originates a significant amount of loans and leases (“loans”) held for investment. At December 31, 2016, commercial real estate, construction, and lot/land loans amounted to $467.7 million, or 66.7% of gross loans held for investment. The Bank strives to originate commercial and industrial business loans and consumer loans. At December 31, 2016, commercial and industrial business loans totaled $68.0 million, or 9.7% of gross loans held for investment. Consumer loans, including real estate, construction, lots and raw land, and home equity lines of credit, totaled $69.2 million, or 9.9% of gross loans held for investment. At December 31, 2016, $75.3 million, or 10.7% of gross loans held for investment, consisted of single-family, residential mortgage loans. At December 31, 2016, the Bank had $21.2 million of lease receivables, or 3.0% of gross loans held for investment. The Bank relies on ASC 310, Receivables, for general guidance regarding accounting disclosures for loans receivable.

Portfolio Composition of Loans Held for Investment. The following table contains a summary of the composition of loans held for investment by classification of loan category at the end of the periods indicated. At December 31, 2016, the Bank had no concentrations of loans exceeding 10% of gross loans, other than as disclosed below.

	At December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
Loans Held for Investment	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Mortgage Loans:
Residential real estate	$67,264	9.6%	$68,229	11.2%	$64,647	13.4%	$67,426	14.9%	$72,505	16.4%
Residential construction	7,875	1.1	3,934	0.6	1,382	0.3	1,201	0.3	2,834	0.6
Residential lots and raw land	154	-	157	0.1	828	0.2	904	0.2	885	0.2
Total mortgage loans	75,293	10.7	72,320	11.9	66,857	13.9	69,531	15.4	76,224	17.2

Commercial loans and leases:
Commercial real estate	378,173	53.9	338,714	55.7	255,800	53.2	227,280	50.3	216,618	48.9
Commercial construction	56,118	8.0	42,987	7.1	27,646	5.7	24,597	5.4	20,495	4.6
Commercial lots and raw land	33,434	4.8	28,271	4.7	27,502	5.7	27,681	6.1	34,785	7.9
Commercial and industrial	67,980	9.7	45,481	7.5	28,379	5.9	26,108	5.8	20,768	4.7
Lease receivables	21,236	3.0	17,235	2.8	12,392	2.6	8,179	1.8	5,712	1.3
Total commercial loans and leases	556,941	79.4	472,688	77.8	351,719	73.1	313,845	69.4	298,378	67.4

Consumer loans:
Consumer real estate	16,967	2.4	17,239	2.8	18,863	3.9	21,221	4.7	19,350	4.4
Consumer construction	105	-	196	0.1	1,412	0.3	1,549	0.3	681	0.1
Consumer lots and raw land	8,975	1.3	9,643	1.6	10,430	2.2	14,726	3.3	17,249	3.9
Home equity lines of credit	36,815	5.3	29,709	4.8	28,059	5.8	27,546	6.1	26,654	6.0
Consumer other	6,347	0.9	6,070	1.0	3,932	0.8	3,547	0.8	4,347	1.0
Total consumer loans	69,209	9.9	62,857	10.3	62,696	13.0	68,589	15.2	68,281	15.4

Gross loans held for investment	701,443	100.0%	607,865	100.0%	481,272	100.0%	451,965	100.0%	442,883	100.0%
Less deferred loan origination fees, net	801		850		836		1,005		1,036
Less allowance for loan and lease losses	8,673		7,867		7,520		7,609		7,860

Total loans held for investment, net	$691,969		$599,148		$472,916		$443,351		$433,987

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

The Bank estimates probable losses related to unfunded lending commitments and records an allowance for unfunded loan commitments (“AULC”), in other liabilities on the consolidated balance sheet. At December 31, 2016 and 2015, the balance of the AULC was $312,000 and $336,000, respectively.

See Historical Loss and Qualitative Analysis below for additional information regarding the reserve for unfunded commitments. In developing this analysis, the Bank relies on actual historical loss experience for the most recent twelve quarters and exercises management’s best judgment in assessing qualitative risk. There were no changes in the Bank’s accounting policy and methodology used to estimate the AULC at December 31, 2016. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding unfunded commitments and off-balance sheet risk.

The following table sets forth selected data relating to the composition of the Bank’s unfunded commitments by type of loan at the dates indicated.

	At December 31,
	2016		2015
Unfunded Commitments	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage loans
Construction	$6,064	3.6%	$4,831	4.0%
Total residential mortgage loans	6,064	3.6	4,831	4.0

Commercial loans and leases:
Real estate secured	34,454	20.7	22,113	18.3
Non-real estate	35,347	21.2	18,620	15.4
Construction	30,985	18.6	23,772	19.7
Lease receivables	5,152	3.1	-	-
Total commercial loans and leases	105,938	63.6	64,505	53.4

Consumer loans:
Home equity loans	49,295	29.6	45,886	38.0
Real estate secured	177	0.1	224	0.2
Non-real estate	4,890	2.9	4,911	4.1
Construction	379	0.2	406	0.3
Total consumer loans	54,741	32.8	51,427	42.6
Total Unfunded Commitments	$166,743	100.0%	$120,763	100.0%

Maturities of Loans Held for Investment. The following table sets forth certain information at December 31, 2016, regarding the dollar amount of maturing loans held for investment based on their scheduled maturities. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.

The table does not include any estimate of prepayments which significantly shortens the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below. Loan balances are net of undisbursed construction loans-in-process. Lease receivable balances are included in other loans.

Gross Loans Held for Investment	Due in One Year or Less	Due After 1 Through 5 Years	Due After 5 or More Years	Total
	(In thousands)
Residential real estate loans	$6,260	$2,751	$66,282	$75,293
Commercial real estate, business and other loans	110,232	312,050	203,868	626,150
Total	$116,492	$314,801	$270,150	$701,443

The following table sets forth the dollar amount of loans held for investment due one year or more after December 31, 2016, with fixed interest rates and with floating or adjustable interest rates.

Gross Loans Held for Investment	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Residential real estate loans	$37,918	$31,115
Commercial real estate, business and other loans	401,365	114,553
Total	$439,283	$145,668

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

The Bank’s loan originations are derived from a number of sources, including calling officers, referrals from depositors and borrowers, repeat customers, marketing, as well as walk-in customers. The Bank’s solicitation programs consist of marketing efforts which include print and digital media and participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. The Bank’s loan personnel include both salaried employees with an annual incentive and commission paid mortgage loan officers. Loan applications are accepted at the Bank’s offices, by mail, through the Bank’s website, by phone and loan officers originating loans at off-site locations, such as a realtor office. The Bank did not purchase any loan portfolios during the years ended 2016 or 2015. During the year ended 2016, the Bank purchased $1.4 million of participation loans from other financial institutions, compared to $4.9 of participation loans purchased during 2015. During 2016, the Bank sold $12.4 million of participations in loans to other financial institutions, compared to $3.3 million of participations sold during 2015, which includes loans sold to the US Small Business Administration (“SBA”).

The Bank sells single-family mortgage loans that it originates to the Federal Home Loan Mortgage Corporation (“FHLMC”, also known as “Freddie Mac”) and to the Federal National Mortgage Association (“FNMA”, also known as “Fannie Mae”). The Bank may also exchange single-family mortgage loans for mortgage-backed securities with FHLMC.  During 2016, the Bank sold $44.3 million of loans to FHLMC, compared to $34.6 million sold during 2015.  During 2016, the Bank sold $70,000 of loans to FNMA, compared to none sold during 2015. The Bank generally retains servicing on loans sold to or exchanged with FHLMC and FNMA.

The Bank also sells single-family mortgage loans servicing released to the Federal Housing Administration (“FHA”), the United States Department of Veterans Affairs (“VA”), the United States Department of Agriculture (“USDA”), and NC Housing Finance Agency (“NCHFA”).

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards, its outside investors and to loan origination procedures prescribed by the Bank’s Board of Directors (the “Board”) and its management. Detailed loan applications are obtained to determine the borrower’s willingness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial information and confirmations. All mortgage loans and any single commercial or consumer loan over $4.5 million or any borrower with aggregate credit of greater than $9.0 million, with the Bank, must have concurrence of the Directors’ Credit Committee (“DCC”). The DCC includes three outside directors and meets monthly. Such loans are approved by the Management Loan Committee (“MLC”) and presented to the DCC for concurrence. Individual officers of the Bank have been granted authority by the Board to approve consumer and commercial loans up to varying specified dollar amounts depending upon the type of loan and the lender’s level of expertise. In addition, joint authorities of credit administrators and loan officers have loan authorities greater than individual authorities. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the full Board reviews the actions taken by the DCC.

Generally, after receipt of a loan application from a prospective borrower, in compliance with federal and state laws and regulations, a credit report and verifications are ordered, or obtained, to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by real estate, an appraisal of the real estate is usually undertaken either by an appraiser approved by the Bank and licensed by the State of North Carolina or an evaluation is performed by qualified Bank personnel. The type of valuation is dependent upon factors such as the real estate property type and the amount of the loan request. Applications for single-family residential mortgage loans are underwritten and closed in accordance with the standards of FHLMC, FNMA, investor guidelines or the Bank’s internal guidelines. The Bank uses an automated underwriting software program owned by FHLMC named Loan Prospector on the majority of mortgage loans underwritten for sale to FHLMC. In addition, mortgage loans sold to other investors may be manually underwritten by the Bank, or through FHLMC’s Loan Prospector, FNMA Desktop Underwriter, or the respective investor, or the respective investor’s representatives, or through an investor’s automated underwriting system, if applicable. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency (“FEMA”), obtain flood insurance.

If the amount of a residential mortgage loan originated or refinanced exceeds 80% of the lesser of the appraised value or contract price, the Bank’s practice generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80%. Certain government insured or guaranteed mortgage loans have loan-to-values higher than 95%, which are generally sold to outside investors, servicing released. The Bank generally makes single-family residential mortgage loans with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 85%, although the loan-to-value ratio on residential and commercial real estate loans in limited circumstances has been as high as 100%. The Bank generally limits the loan-to-value ratio on multi-family residential real estate loans to 85%, although in limited circumstances the loan-to-value ratio has been higher. The Bank is subject to regulations that limit the amount the Bank can lend to one borrower. See “Depository Institution Regulation — Limits on Loans to One Borrower.” Under these limits, the Bank’s loans-to-one-borrower was limited to $14.5 million at December 31, 2016. The Bank had no lending relationships in excess of the loans-to-one-borrower limit at December 31, 2016.

Interest rates charged by the Bank on loans are affected by inherent risk, competitive factors, the demand for such loans as well as the supply and cost of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board (“FRB”), legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank is an originator of single-family, residential real estate loans in its market area. At December 31, 2016, single-family, residential mortgage loans, excluding home improvement loans, totaled $75.3 million, or 10.7% of gross loans held for investment. The Bank originates fixed-rate and adjustable-rate mortgage loans at competitive interest rates. At December 31, 2016, $38.0 million, or 50.5%, of the gross residential mortgage loan portfolio was comprised of fixed-rate residential mortgage loans. Generally, the Bank originates fixed-rate mortgages with maturities of 10, 15 and 30 years, which may be retained in the portfolio or sold in the secondary market. The Bank originates conventional mortgage loans in its market area, which are underwritten, closed and sold servicing-retained in the secondary market, and it originates government mortgage loans which are underwritten, closed and sold servicing-released to outside investors.

The Bank also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three, five, seven, or ten years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index plus a stipulated margin. The primary index utilized by the Bank is the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the FRB (the “Treasury Rate”). The Bank offers adjustable-rate loans that meet FHLMC underwriting standards, as well as loans that do not meet such standards. The Bank’s adjustable-rate single-family residential real estate loans that do not meet FHLMC standards have a cap of generally 2.0% on any increase in the interest rate at any adjustment date, and include a cap on the maximum interest rate over the life of the loan, which cap is generally up to 6.0% above the initial rate. The Bank’s adjustable-rate loans provide for a floor on the minimum interest rate over the life of the loan, most recently the floor is generally the initial loan rate. Further, the Bank generally does not offer “teaser” rates, i.e., initial rates below the fully indexed rate, on such loans. The adjustable-rate mortgage loans offered by the Bank that do conform to FHLMC standards have a cap of up to 6.0% above the initial rate over the life of a loan and include a floor. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2016, $37.3 million, or 49.5% of the gross residential mortgage loans were adjustable-rate.

The retention of adjustable-rate loans in the loan portfolio helps reduce exposure to increases in prevailing market interest rates. However, there are credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to manage the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

The Bank makes loan commitments on single-family residential mortgage loans between 15 and 90 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Fees between $175 and $1,500 are charged in connection with the issuance of a commitment letter. The interest rate may be guaranteed for the commitment period.

Construction Lending. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary, investment or secondary residence, as well as to selected local builders to build single-family dwellings. Generally, loans to owner/occupants for the construction of their own single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of 6 to 18 months. Such loans are offered on a fixed or adjustable-rate basis. Generally, interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period above the rate offered by the Bank on the permanent loan product selected by the borrower. Upon completion of construction, the permanent loan rate will be set at the rate then offered by the Bank on that permanent loan product, not to exceed the predetermined permanent rate cap. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0.0% and 2.0% and adjust either monthly or daily. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0.0% and 2.0% and adjust either monthly or daily, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. The Bank originates speculative and pre-sold construction loans on 1-to-4 family residential properties in select markets within its primary market area. At December 31, 2016, our commercial construction portfolio, totaling $56.1 million or 8.0% of gross loans held for investment, comprised the bulk of our construction lending.

Prior to funding a loan, the Bank requires an appraisal of the property by appraisers approved by the Board for loans in excess of $250,000. For loans up to $250,000, and certain qualified owner occupied commercial loans up to $1.0 million, the Bank requires an evaluation of the property by qualified Bank personnel, or an outside appraisal by an approved appraiser. The Bank also reviews and inspects each project at the commencement of construction and periodically during the term of the construction loan. The Bank generally charges a 0.25% to 1.0% construction loan fee for speculative builder loans and for construction loans to owner-occupants. For residential construction loans, the Bank generally charges an origination fee, construction fee, and/or a commitment fee up to 1.0% of the commitment amount.

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans, generally limiting them to loans secured by properties in its primary market area and to borrowers with whom it has other loan relationships. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and commercial and industrial buildings with a preference to owner occupied properties. Such loans generally range in size from $100,000 to $4.5 million. At December 31, 2016, commercial real estate loans totaled $378.2 million, or 53.9% of gross loans held for investment. This portfolio is comprised of $57.2 million of 1-4 family commercial real estate loans, as well as $153.7 million and $167.3 million of owner and non-owner occupied commercial loans, respectively. Commercial real estate loans are originated for three to ten year terms with interest rates that adjust based on either the prime rate as quoted in The Wall Street Journal, plus a negotiated margin of between 0.0% and 2.0% for shorter term loans, or on a fixed-rate basis with interest calculated on a 15 to 20 year amortization schedule, generally with a balloon payment due after three to ten years. For certain real estate or other long-term loans, for qualified borrowers, the Bank can make available hedging programs through certain correspondent banks where the customer can lock in a long-term fixed rate (generally 10 to 20 years) and the Bank receives a floating rate, based on a spread over LIBOR. The Bank’s pricing is generally in the LIBOR+2.50% to LIBOR+3.25% range depending on loan type and financial strength of the customer.

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

The Bank has a policy that it will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged-off or is adversely classified as doubtful or loss, so long as such credit remains uncollected, without prior approval of a majority of the Board.

The Bank makes commercial loans guaranteed by the SBA and the USDA. The Bank maintains a Certified Lender and Preferred Lender status with the SBA and is eligible to participate in all SBA loan programs available. The Bank may sell the guaranteed portion of SBA and USDA loans and retain the servicing rights. During 2016, the Bank sold $8.5 million of SBA loans, compared to $1.4 million during 2015.

Commercial and Industrial Business Lending. The Bank originates commercial and industrial business loans to small and medium sized businesses in its market area. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution, retailing, service companies, or professionals in healthcare, engineering, architecture, accounting and law. Commercial and industrial business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles, to support trading assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and when appropriate, cross-collateralized by a real estate mortgage, although commercial and industrial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms from three to seven years, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that typically either adjust daily at a rate equal to the prime rate as stated in The Wall Street Journal, plus a margin of between 0.0% and 2.5% or at a negotiated fixed rate. Generally, commercial loans are made in amounts ranging between $5,000 and $4.5 million. At December 31, 2016, commercial and industrial business loans totaled $68.0 million, or 9.7% of gross loans held for investment.

The Bank underwrites commercial and industrial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than relying solely on the basis of underlying collateral value of the borrower’s assets, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of three years of financial statements and/or tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For unsecured loans over $50,000 with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

Lease Receivables. Lease receivables are originated by the Bank’s wholly-owned subsidiary, First South Leasing, LLC (“FSL”). FSL primarily offers leases on equipment utilized for business purposes.  Lease terms generally range from 12 to 60 months and include options to purchase the leased equipment at the end of the lease.  Most leases provide 100% of the cost of the equipment and are secured by the leased equipment.  FSL requires the leased equipment to be insured and that FSL be listed as a loss payee and named as an additional insured on the insurance policy. At December 31, 2016, lease receivables totaled $21.2 million, or 3.0% of gross loans held for investment.

Consumer Lending. The Bank also originates consumer loans. The consumer loans originated by the Bank include automobile loans, cash secured loans, home equity loans and other miscellaneous consumer loans, both secured and unsecured loans. At December 31, 2016, consumer loans totaled $69.2 million, or 9.9% of gross loans held for investment.

At December 31, 2016, home equity lines of credit loans totaled $36.8 million, or 5.3% of gross loans held for investment. Home equity lines of credit have adjustable interest rates tied to the prime interest rate plus or minus a margin, and require monthly payments based on the outstanding balance. In certain circumstances, customers have the option under this product to segregate a portion of their credit line to a fixed-rate term loan to accommodate purchases or other expenditures. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires fire and extended coverage casualty insurance (and if appropriate, flood insurance) to be maintained in amount sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

Consumer lending allows the Bank to earn yields higher than those on single-family residential lending. However, consumer loans have greater risks than residential mortgage loans, particularly in the case of unsecured loans or loans secured by depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency oftentimes does not warrant further collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of their income and ability to repay the loan, and the value of the collateral.

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations. These fees can consist of origination, discount, construction and/or commitment fees, depending on the type of loan. The Bank services loans sold to FHLMC or FNMA with servicing retained, generally for an annual servicing fee of 0.25% of the loan amount.

The Bank has an agreement to originate residential mortgage loans as an agent for a credit union. The Bank receives a 1.0% origination fee for each loan as well as an annual 0.375% servicing fee of the loan amount. All of these loans are funded and closed in the name of the credit union.

In addition, the Bank may sell the guaranteed portion of SBA and USDA loans originated and receive an annual servicing fee of 1.0% on the outstanding balance on SBA loans and 0.25%-1.00% on the outstanding balance of USDA loans.

During 2016, the Bank purchased the mortgage servicing rights (“MSRs”) of 452 high-quality FHLMC and FMMA loans with an unpaid principal balance of $84.6 million. The selection of these mortgage loans to service was based on their quality as well as their geographic location. All of the loans acquired were current as to payment on the purchase date and the Bank had the ability to push-back any loans that prepaid or became delinquent within 90 days. In addition, all of these loans are located in the state of North Carolina and a significant portion of the borrowers reside within the Bank’s footprint. MSRs and mortgage loans serviced for others totaled $2.1 million and $372.0 million at December 31, 2016, respectively.

Nonperforming Loans and Other Problem Assets. It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 14 days incur a late fee of 4.0% on mortgage and consumer loans and up to 6.0% on commercial loans, of the monthly payment of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 30 days or more, a default letter is sent to the borrower. If the default is not cured after 45 days from the default letter, formal legal proceedings may commence to collect amounts owed.

Loans generally are placed on nonaccrual status, and accrued but unpaid interest is reversed, when, in management’s judgment, it is determined that the collectability of interest, but not necessarily principal, is doubtful. This occurs when payment is delinquent in excess of 90 days, if the loan has not been previously classified due to other circumstances. Consumer loans that have become more than 180 days past due are generally charged off or a specific allowance may be provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible and have determined an appropriate value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

Generally, loans whose terms are modified in a TDR are evaluated for impairment. However, if the Bank has written down a loan and the measure of the restructured loan is equal to or greater than the recorded investment, no impairment would be recognized. The Bank is required to disclose the amount of the write-down and the recorded investment in the year of the write-down, but is not required to disclose the recorded investment in that loan in later years if the two criteria in ASC 310-40-50-2 are met. The Bank continues to measure loan impairment on the contractual terms specified by the original loan agreement in accordance with ASC 310-10-35-20 through 35-26 and 310-10-35-37 for those certain loans that may meet the criteria to be redesignated and are no longer called TDRs.

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

The Bank also performs restructurings on certain troubled loan workouts whereby existing loans are restructured into a multiple note structure (“A Note and B Note” structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (“Note A”) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (“Note B”) is adversely classified and charged-off upon restructuring.

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

Information concerning multiple note restructures for certain commercial real estate loan workouts originated for 2016, 2015 and 2014 is as follows:

	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
	(In thousands)
Note A Structure
Commercial real estate (1)	$347	$268	275

Note B Structure
Commercial real estate (2)	$206	$174	174

Reduction of interest income	$11	$11	5

______

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally six months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.

Aside from the loans defined as nonaccrual, over 90 days past due, classified, or restructured, there were no loans at December 31, 2016, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, over 90 days past due or restructured. Management has evaluated its non-performing loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased risks in the loan portfolio, adverse changes in economic conditions or other factors will not require further adjustments to the allowance for credit losses. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Based on an impairment analysis of loans held for investment, at December 31, 2016 there were $11.1 million of loans classified as impaired, net of $133,000 in write-downs and payments applied to principal; compared to $15.8 million of loans classified as impaired, net of $297,000 in write-downs and payments applied to principal at December 31, 2015. The allowance for loan losses included $393,000 and $618,000 specifically provided for these impaired loans at December 31, 2016 and 2015, respectively.

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

At December 31, 2016, the Bank had $3.1 million of loans held for investment on nonaccrual status, segregated by the following classes of financing receivables: residential real estate - $1.1 million; commercial real estate - $1.1 million; home equity lines-of-credit - $167,000; consumer real estate - $243,000; consumer lots and raw land - $170,000; and commercial and industrial - $242,000. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

Other real estate owned (“OREO”) acquired in settlement of loans is classified as real estate acquired through foreclosure. It is recorded at the lower of the estimated fair value, less estimated selling costs, of the underlying real estate or the carrying amount of the loan. Any required write-down of a loan to its fair value (less estimated selling costs) is charged against the allowance for credit losses. In most cases, the estimated fair values are derived from an initial appraisal, an updated appraisal or a broker’s price opinion with appropriate comparables. In certain instances when a listing agreement is renewed for a lesser amount, management will adjust the recorded estimated fair value of the subject property accordingly. In certain instances when the Bank receives an offer to purchase near the end of a quarterly accounting period for less than the current carrying value and the sale does not consummate until the next accounting period, management will adjust the recorded estimated fair value of the subject property accordingly. OREO is reviewed annually to determine whether the property is appropriately valued and any subsequent valuation adjustments are charged against current income. Cost related to holding such real estate is charged against income in the current period. See Notes 1, 7 and 20 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

Loans held for investment that are graded as 5, 6, 7, or 8 are reviewed not less than quarterly, to determine whether any loans require classification or re-classification. At December 31, 2016 and 2015, the Bank had $32.9 million and $27.1 million, respectively, of watch loans. At December 31, 2016, the Bank had $15.7 million of criticized and classified loans, including $6.9 million of special mention, $8.8 million of substandard, none classified as of doubtful, and none classified as loss; compared to $27.5 million of criticized and classified loans at December 31, 2015, including $13.3 million of special mention, $14.2 million of substandard, none of doubtful and none as loss.

Allowance for Credit Losses. The Bank maintains general and specific allowances in the ALLL and the AULC, collectively, the allowance for credit losses (“ACL”) at levels the Bank believes are appropriate in light of the risk inherent in loans and leases held for investment and in unfunded loan commitments. The Bank has developed policies and procedures for assessing the adequacy of the ACL that reflect the assessment of credit risk and impairment analysis. This assessment includes an analysis of qualitative and quantitative trends in the levels of classified loans. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require increases or decreases in the ACL.

The Bank uses various modeling, calculation methods and estimation tools for measuring its credit risk and performing impairment analysis, which is the basis used in developing the ACL. The factors supporting the allowance do not diminish the fact that the entire ACL is available to absorb probable losses in both the loan portfolio and in unfunded loan commitments. Based on the overall credit quality of the loan portfolio, the Bank believes it has established the ACL pursuant to generally accepted accounting principles (“GAAP”), and has taken into account the views of its regulators and the current economic environment. Management evaluates the information upon which it bases the ACL quarterly and believes its accounting decisions remain accurate. However, there can be no assurance in the future that regulators, increased risks in its loan portfolio, changes in economic conditions and other factors will not require additional adjustments to the ACL.

The ACL calculation methodology takes into account GAAP and regulatory guidance. The calculation methodology is focused on current borrower analysis and loss factors that are indicative of actual historical loss experience and qualitative factors. The ACL contains both general and specific reserves. The Bank may establish a specific reserve for certain loans calculated using an estimate of the expected cash flows from the borrower discounted at the loan’s effective interest rate and for collateral dependent loans for which an impairment analysis has not yet been completed. For collateral dependent loans when impairment can be reasonably calculated, the Bank will write down the affected loan by the level of that impairment. See Notes 1, 4, 5 and 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

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

On a quarterly basis the Board reviews the ACL methodology. During 2016 and 2015, the look back period utilized by the Bank for prior credit losses to be included in the allowance modeling, was twelve quarters, in order to incorporate a more reasonable loss history period based on losses incurred during the recent economic downturn.

Following is a summary of activity in the ACL, which includes the ALLL and AULC, for the periods indicated:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Loan Commitments	Allowance for Credit Losses
	(In thousands)
Balance at December 31, 2011	$15,194	$254	$15,448
Provisions for credit losses	23,252	(26)	23,226
Loans and leases charged-off	(32,201)	-	(32,201)
Loans and leases recovered	1,615	-	1,615
Net (charge-offs)/recoveries	(30,586)	-	(30,586)
Balance December 31, 2012	7,860	228	8,088

Balance at December 31, 2012	7,860	228	8,088
Provisions for credit losses	1,085	36	1,121
Loans and leases charged-off	(1,945)	-	(1,945)
Loans and leases recovered	609	-	609
Net (charge-offs)/recoveries	(1,336)	-	(1,336)
Balance December 31, 2013	7,609	264	7,873

Balance at December 31, 2013	7,609	264	7,873
Provisions for credit losses	1,100	26	1,126
Loans and leases charged-off	(1,316)	-	(1,316)
Loans and leases recovered	127	-	127
Net (charge-offs)/recoveries	(1,189)	-	(1,189)
Balance December 31, 2014	7,520	290	7,810

Balance at December 31, 2014	7,520	290	7,810
Provisions for credit losses	800	46	846
Loans and leases charged-off	(702)	-	(702)
Loans and leases recovered	249	-	249
Net (charge-offs)/recoveries	(453)	-	(453)
Balance December 31, 2015	7,867	336	8,203

Balance at December 31, 2015	7,867	336	8,203
Provisions for credit losses	970	(24)	946
Loans and leases charged-off	(345)	-	(345)
Loans and leases recovered	181	-	181
Net (charge-offs)/recoveries	(164)	-	(164)
Balance at December 31, 2016	$8,673	$312	$8,985

The following table is an allocation of the ACL by loan portfolio segment at the dates indicated. The allocation of the ACL to each loan portfolio segment is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	At December 31,
	2016			2015		2014		2013		2012
			Percent of		Percent of		Percent of		Percent of		Percent of
			Total		Total		Total		Total		Total
	Amount		Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Allowance for Loan and Lease Losses:
Residential mortgage	$786		9.1%	$779	9.9%	$1,195	15.9%	$933	12.3%	$1,237	15.7%
Commercial (1)	6,909	(2)	79.6	6,102	77.6	5,258	69.9	5,481	72.0	5,023	63.9
Consumer	978	(3)	11.3	986	12.5	1,067	14.2	1,195	15.7	1,600	20.4
Total allowance for loan and lease losses	$8,673		100.0%	$7,867	100.0%	$7,520	100.0%	$7,609	100.0%	$7,860	100.0%

Allowance for Unfunded Loan Commitments:
Mortgage	$-		-%	$-	-%	$-	-%	$-	-%	$-	-%
Commercial	132		42.3	119	35.4	84	29.0	60	22.7	42	18.4
Consumer	180		57.7	217	64.6	206	71.0	204	77.3	186	81.6
Total allowance for unfunded loan commitments (4)	$312		100.0%	$336	100.0%	$290	100.0%	$264	100.0%	$228	100.0%

Combined total allowance for credit losses	$8,985			$8,203		$7,810		$7,873		$8,088

(1)	Includes commercial real estate, commercial and industrial business loans and lease receivables.
(2)	Includes $226,000 of specific allowance for loan losses on commercial real estate loans.
(3)	Includes $167,000 of specific allowance for loan losses on consumer loans.
(4)	Recorded as other liabilities in the consolidated statements of financial condition.

Investment Securities Activities

General. Interest income from investment securities generally provides the second largest source of interest income to the Bank, after interest and fees on loans. The Board has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank (“FHLB”), mortgage-backed securities, commercial paper and corporate bonds. The Bank’s objective is to use investment securities to enhance earnings and provide liquidity. At December 31, 2016, the Bank’s investment securities available for sale and held to maturity totaled $192.6 million and $510,000, respectively, with unrealized securities gains of $2.2 million. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs an analysis on the investment securities portfolio on a quarterly basis to determine the impact on earnings and market value under various interest rate scenarios and prepayment conditions. Securities purchases are subject to the oversight of the Bank’s Asset/Liability Management Committee (“ALCO”) consisting of three independent directors, and are ratified by the Board monthly. The Bank’s President and the Bank’s Chief Financial Officer (“CFO”) have authority to make specific investment decisions within the parameters determined by the Board.

Mortgage-Backed Securities. At December 31, 2016, mortgage-backed securities with an amortized cost of $93.1 million and a fair value of $95.1 million, or 9.6% of total assets, were held as available for sale. Mortgage-backed securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Mortgage-backed securities represent participation interests in pools of single-family or multi-family mortgages, and their principal and interest payments are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. The intermediaries include government sponsored entities such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”, also known as “Ginnie Mae”), which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

At December 31, 2016, the mortgage-backed securities portfolio had a weighted average yield of 2.78%. The yield is based on the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. At December 31, 2016, the average life of the mortgage-backed securities portfolio was approximately 4.9 years. The actual life of a mortgage-backed security varies depending on mortgagors prepaying/repaying the underlying mortgages.

Municipal Securities. At December 31, 2016, municipal securities with an amortized cost of $53.5 million and a fair value of $53.7 million, or 5.4% of total assets, were held as available for sale. Municipal securities are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Municipal securities represent debt securities issued by a state, municipality or county to finance capital expenditures, such as the construction of highways, bridges or schools. Municipal securities purchased by the Bank are generally exempt from federal taxes, and from state and local taxes where the security is issued by a municipality located within the state of North Carolina. At December 31, 2016, the municipal securities portfolio had a weighted average yield of 2.97%, and an average life of approximately 6.1 years.

Corporate Bonds. At December 31, 2016, corporate bonds with an amortized cost of $27.0 million and a fair value of $26.8 million, or 2.7% of total assets, were held as available for sale. Corporate bonds are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. Corporate bonds represent investment grade debt instruments issued by companies for the purpose of raising capital. At December 31, 2016, the corporate bonds portfolio had a weighted average yield of 2.05%, and an average life of approximately 4.0 years.

Government Agencies. At December 31, 2016, government agencies with an amortized cost of $16.8 million and a fair value of $17.0 million, or 1.7% of total assets, were held as available for sale. Government agencies are carried at fair value, and unrealized gains and losses are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 2016, the government agencies portfolio has a weighted average yield of 2.28%, and an average life of approximately 4.4 years.

At December 31, 2016, the Company had government agencies with an amortized cost of $510,000 and a fair value of $511,000, classified as held to maturity.

Investment Securities. Investments in certain securities are able to be classified into three categories and accounted for as follows: (1) debt and equity securities bought with the intent to hold to maturity are classified as held for investment and reported at amortized cost; (2) debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of equity.

As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock. The Bank had $1.6 million of FHLB stock at December 31, 2016.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

The following table sets forth the fair value of the Bank’s investment securities portfolio, categorized as available for sale and held to maturity at December 31, 2016 and 2015, respectively. The Bank had no securities categorized as trading securities at December 31, 2016 and 2015, respectively.

	At December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Government agencies	$16,995	$31,385
Mortgage-backed securities	95,116	131,684
Municipal securities	53,682	56,831
Corporate bonds	26,813	28,395
Total	$192,606	$248,295

Securities held to maturity:
Government agencies	$511	$510
Total	$511	$510

The following table sets forth the scheduled maturities, fair values, amortized cost and average yields for the Bank’s investment securities portfolio at December 31, 2016.

	Five Years or Less		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in thousands)
Securities available for sale:
Government agencies	$7,292	1.66%	$9,703	2.75%	$-	-%	$16,995	$16,797	2.28%
Mortgage-backed securities	70,071	2.41	7,282	3.02	17,763	4.18	95,116	93,124	2.78
Municipal securities (2)	19,825	2.84	33,857	3.05	-	-	53,682	53,465	2.97
Corporate bonds	16,488	1.54	10,325	2.86	-	-	26,813	26,983	2.05
Total available for sale	$113,676	2.31%	$61,167	2.97%	$17,763	4.18%	$192,606	$190,369	2.69%

Securities held to maturity:
Government agencies	$511	1.36%	$-	-%	$-	-%	$511	$510	1.36%
FHLB stock (1)	-	-	-	-	1,574	5.50	1,574	1,574	5.50
Total held to maturity	$511	1.36%	$-	-%	$1,574	5.50%	$2,085	$2,084	4.49%

Total Portfolio	$114,187	2.31%	$61,167	2.97%	$19,337	4.28%	$194,691	$192,453	2.71%

(1)	As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in FHLB stock, which has no stated maturity. FHLB stock is recorded at cost, which approximates market value.
(2)	The tax equivalent yield on municipal securities at December 31, 2016 was 4.25%.

Deposit Activity and Other Sources of Funds. Deposits are the Bank’s primary source of funds for lending, investment activities and general operational purposes. Other sources of funds include loan principal and interest repayments, maturities and paydowns on investment securities, and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrowings from the FHLB of Atlanta, the Federal Reserve Bank of Richmond, as well as from other correspondent banks and financial institutions.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are crafted to meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing digital technology, convenient customer service, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are North Carolina residents. To provide additional convenience, the Bank participates in the Cirrus and STAR Automated Teller Machine (ATM) networks at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Bank has thirty-six ATMs at locations throughout its market area, including eighteen that are Intelligent Deposit ATMs. Intelligent Deposit ATMs, also known as deposit automation, employs smart technology to read currency notes and checks for automated processing to the customer’s account. The Bank provides both personal and business on-line banking services. These services include mobile banking, mobile deposits, eStatements, bill paying, access to check images, funds transfers between accounts, ACH originations, wire transfers and stop payment orders for checks, as applicable by personal or business account type. The Bank also provides imaged check statements, which reduces the cost of returning paper items. Additionally, the Bank offers Remote Deposit Capture for business customers.

The following table sets forth the distribution of the Bank’s deposit accounts based on their original contractual maturities, and corresponding weighted average interest rates based on year-end balances for the periods indicated.

	At December 31,
	2016		2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-maturity accounts:
Non-interest bearing checking	$196,917	-	$169,546	-	$147,544	-
Interest-bearing accounts:
Interest bearing checking	189,401	0.07%	173,934	0.07%	180,558	0.07%
Money market	82,698	0.19	72,442	0.15	87,914	0.15
Savings accounts	145,032	0.17	135,370	0.17	117,933	0.17
Total interest bearing accounts	417,131	0.13	381,746	0.12	386,405	0.12
Total non-maturity accounts	614,048	0.09	551,292	0.08	533,949	0.08

Certificate accounts:
3 months or less	3,972	0.15	4,540	0.14	3,574	0.00
Over 3 months through 1 year	37,290	0.32	49,718	0.35	54,825	0.23
Over 1 year through 3 years	127,094	0.81	118,738	0.64	126,148	0.63
Over 3 years	88,196	1.37	87,034	1.36	69,784	1.31
Total	256,552	0.92	260,030	0.82	254,331	0.72
Total deposits	$870,600	0.33%	$811,322	0.32%	$788,280	0.29%

The Bank also holds brokered deposits as part of its funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only well-capitalized and adequately capitalized institutions may accept brokered deposits. The Bank accepts brokered deposits through the use of third-party intermediaries. As of December 31, 2016, brokered deposits represented approximately 2.0% of the Bank’s total deposits.

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016 and 2015, respectively. At those dates, such deposits represented 14.1% and 14.3%, respectively, of total deposits and had weighted average rates of 0.99% and 0.90%, respectively.

	2016	2015
Maturity Period	(In thousands)
3 months or less	$13,437	$22,085
Over 3 months through 1 year	56,050	41,597
Over 1 year through 3 years	43,016	46,634
Over 3 years	10,617	5,983
Total	$123,120	$116,299

At December 31, 2016, FHLMC mortgage-backed securities with an amortized cost of $33.9 million were pledged as collateral for deposits from public entities. See Notes 2 and 10 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information.

Borrowings. During 2016 and 2015, in addition to the Company’s subordinated debentures, the Bank’s borrowings consisted primarily of FHLB advances.

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

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amounts outstanding at end of periods:
FHLB advances	$17,000	$37,000	$-
Rate paid on:
FHLB advances	1.25%	0.81%	-%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$41,000	$39,500	$124,500
Approximate average short-term borrowings outstanding:
FHLB advances	$23,484	$15,761	$14,952
Approximate weighted average rate paid:
FHLB advances	1.06%	0.79%	1.01%

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

Employees. As of December 31, 2016, the Bank had 283 full-time and 16 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

The system of supervision and regulation applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than stockholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company. Certain legal and regulatory requirements are applicable to the Bank and the Company. This discussion does not purport to be a complete explanation of all such laws and regulations.

North Carolina Banking Law. The Bank is incorporated under and subject to the provisions of Chapter 53C of the General Statutes of North Carolina, which provides for the supervision and regulation of the Bank by the State of North Carolina through the State Banking Commission and the Commissioner. It contains provisions regarding the following topics: formation and organization of banks; corporate governance of banks; activities and powers of banks; bank operations; mergers and other change-in-control or business combination transactions; charter conversions; and bank holding companies.

The statute also grants the Commissioner the authority to issue administrative rules with respect to the establishment, operation, conduct, and termination of any and all activities and businesses that are subject to regulation by the Commissioner. Rules issued by the Commissioner are subject to review and approval of the State Banking Commission. The Bank is subject to these rules, which are set forth in Chapter 3 of Title 4 of the North Carolina Administrative Code. The Commissioner conducts regular supervisory examinations of the Bank in coordination with the FDIC, the Bank’s primary federal regulator.

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

The Dodd-Frank Act included, among other things:

•	Creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies.
•	Creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies.
•	Establishment of strengthened capital and prudential standards for banks and bank holding companies.
•	Enhanced regulation of financial markets, including derivatives and securitization markets.
•	Elimination of certain trading activities by banks.
•	A permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.
•	Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
•	Enhanced disclosure and other requirements relating to executive compensation and corporate governance.
•	Amendment of the Bank Holding Company Act of 1956 (the “BHCA”) to include a statutory requirement that bank holding companies serve as a source of strength for their banking subsidiaries.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been promulgated, not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or proposed. Certain of the rules that have been adopted or proposed are subject to phase-in or transitional periods, and many of the rules that have been adopted are subject to interpretation or clarification. The implications of the Dodd-Frank Act continue to depend to a large extent on the implementation of the legislation by the federal banking regulators as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act. Given the continuing uncertainty as to how the federal bank regulators will implement the Dodd-Frank Act’s requirements, the full extent of the law’s impact on the Company and the Bank is still unclear. The Dodd-Frank Act and implementing regulations have increased and may continue to increase our operating and compliance costs as well as require significant additional management attention to comply with new regulatory requirements.

The Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules were intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The Final Rules were effective on April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted an extension until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. The Volcker Rule is not expected to have, and has not had, a material impact on the Bank or the Company.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls, information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets the standards adopted in the interagency guidelines.

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial condition of the Company and the Bank. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action (discussed below), the Company and the Bank must meet specific capital requirements that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.

In 2013, the Federal Reserve Board issued the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework (“Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions from and adjustments to capital as compared to previous regulations. The Basel III Capital Rules were effective for the Bank on January 1, 2015 (subject to a multi-year phase-in period for certain components). CET1 capital for the Bank consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

The Basel III Capital Rules limit capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%. The Bank continues to be well-capitalized under the Basel III rules as of the date of this report. The following table shows the Bank’s actual and minimum regulatory capital requirements at December 31, 2016, adjusted for the 0.625% capital conservation buffer phase in.

			Minimum for Capital		Minimum to be
Regulatory Capital Requirements	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Total risk-based capital (1)	$96,502	13.009%	$63,978	8.625%	$74,178	10.00%
Tier 1 risk-based capital (1)	87,517	11.798%	49,143	6.625%	59,342	8.00%
Common equity Tier 1 risk-based capital (1)	87,517	11.798%	38,016	5.125%	48,215	6.50%
Tier 1 leverage capital	87,517	8.894%	39,360	4.000%	49,200	5.00%

(1) Includes 0.625% phase in for capital conservation buffer to allow capital distributions and certain discretionary bonus payments.

The FDIC joined in the 2013 Basel III Capital Rules issued by the Federal Reserve through an “interim final rule” and in 2014 adopted a final rule applicable to the Bank that is identical in substance to the Basel III Capital Rules. The Bank was required to comply with the interim final rule beginning on January 1, 2015, subject to a transition period for several aspects of the interim final rule, including the capital conservation buffer and the regulatory capital adjustments and deductions. Compliance by the Company and the Bank with the new Basel III capital standards has not materially affected their respective operations. Based on modeling of the Basel III requirements, the Bank does not anticipate the implementation of the new Basel III standards to have a significant impact on the level of its regulatory capital ratios. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Prompt Corrective Regulatory Action. Under FDICIA, federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, and any other measure deemed appropriate by the federal banking regulators for measuring capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, or an undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under FDICIA’s implementing regulations, federal banking regulators including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). See Note 15 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information. The following table shows the Bank’s actual capital ratios and the required capital ratios for the prompt corrective action categories as of December 31, 2016:

Prompt Corrective Action Capital Ratio Requirements as of December 31, 2016

	Actual	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	13.009%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	11.798%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%
Tier 1 leverage ratio	8.894%	5.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Common equity Tier 1 risk-based capital ratio	11.798%	6.5% or more	4.5% or more	Less than 4.5%	Less than 4.0%

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1,573,700 at December 31, 2016. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Common uses for long-term advances are to fund fixed-rate loans and securities, to manage interest-rate risk and supplement retail deposits.

Reserves. Pursuant to FRB regulations, during 2016 the Bank maintained average daily reserves on net transaction accounts equal to 3% of the amount over $15.2 million up to and including $110.2 million, plus 10% on amounts over $110.2 million. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a Federal Reserve Bank account, the effect of the reserve requirement reduces the amount of the Bank’s interest-earning assets. The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain a reserve fund in an amount equal to the amount or ratio fixed by the Commissioner. As of December 31, 2016, the Bank met all of its reserve requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006 by the merger of the Bank Insurance Fund and the Savings Insurance Fund, in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%.The FDIC’s current DIF restoration plan is designed to ensure that the fund reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a long-range plan for management of the DIF in 2010. As part of this plan, the FDIC adopted a final rule to set the reserve ratio at 2.0%. In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. In 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation deposit insurance fund. The Bank’s quarterly FICO payments during the year ended December 31, 2016 was 0.056 cents annually per $1,000 of assessable deposits.

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

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans held for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 25.0% of total deposits and short-term borrowings at December 31, 2016, which management believes is more than adequate to meet the Bank’s current funding needs.

Dividend Restrictions. FDIC regulations and North Carolina banking laws restrict the Bank from making any capital distributions if after making the distribution, the Bank’s capital ratios would be below the level necessary to categorize the Bank as “adequately capitalized” under the FDIC’s prompt corrective action regulations.

Limits on Loans to One Borrower. The Bank generally is subject to both federal banking regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit to a single borrower outstanding at one time shall not exceed 15% of the Bank’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the Bank’s unimpaired capital and surplus, if such loans are secured by readily marketable collateral. Under these limits, the Bank’s loans to one borrower were limited to $14.5 million at December 31, 2016. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. Notwithstanding the statutory loans-to-one-borrower limitations, the Bank has a self-imposed loans-to-one-borrower limit, which currently is $9.0 million. This internal limit has been exceeded from time to time subject to advance approval by the DCC; there was one borrowing relationship over that limit during 2016. At December 31, 2016, the Bank’s largest lending relationship was $10.0 million, consisting of one builder’s line of credit with 26 construction loans and three commercial real estate loans, one acquisition and development loan, and one commercial non-real estate loan. All loans within this relationship were current and performing in accordance with their contractual terms at December 31, 2016.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are subject to Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. See Note 24 of the Notes to Consolidated Financial Statements for additional information.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions affecting transactions with designated foreign countries, nationals and others. These are typically known as OFAC rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

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

Government Monetary Policies and Economic Controls. The Bank’s earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to achieve these objectives are open market operations in U.S. government securities, changes in reserve requirements against bank deposits, and changes in the Federal Reserve discount rate. These tools are used in varying combinations to influence the overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

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

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file annual reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

On December 21, 2016, the Company filed a notice with the Federal Reserve Bank of Richmond (FRB Richmond) to elect to become a financial holding company, pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. The Company’s financial holding company election became effective on January 4, 2017, following approval by FRB Richmond. In order to elect and retain financial holding company status, the Company must be well capitalized and well managed and its bank subsidiary must be well capitalized, well managed and have at least a “satisfactory” CRA rating.

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

Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the laws of any state, unless the home state of one of the banks has adopted a law opting out of the interstate mergers. Interstate acquisitions of branches are permitted only if a law of the state in which the branch is located permit such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking acquisitions. The Dodd-Frank Act allows national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

The FRB issued a supervisory letter (SR 09-4) to provide greater clarity regarding payment of dividends. The letter largely reiterates FRB supervisory policies and guidance, and heightens expectations that a bank holding company will inform and consult with the FRB supervisory staff sufficiently in advance of (i) declaring and paying a dividend that could raise safety and soundness concerns (i.e. declaring and paying a dividend that exceeds earnings for the period in which the dividend is being paid); (ii) redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weakness; or (iii) redeeming or repurchasing common stock or perpetual preferred stock that could result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”. See “Depository Institution Regulation - Prompt Corrective Regulatory Action.”

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with the FRB. Bank holding companies whose capital ratios exceeded the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were given satisfactory ratings in their most recent regulatory examination and are not the subject of any unresolved supervisory issues.

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

In addition, in 2011, the federal banking agencies, along with the FHFA, and the Securities and Exchange Commission (“SEC”), released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Company to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. In May 2016, the federal bank regulatory agencies replaced the regulations proposed in 2011 with a new proposal. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. The comment period for these proposed regulations has closed and a final rule has not been published.

Source of Strength. The Dodd-Frank Act created a statutory requirement for bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The FRB may require the Company to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Failure to do so or undertaking actions that the FRB believes might jeopardize the Company’s ability to commit resources to the Bank may result in a finding by the FRB that the Company has engaged in unsafe and unsound practices. Any capital loans made by a bank holding company to any of its subsidiary banks will be paid only after the bank’s depositors and various other obligations are repaid in full.

Evolving Legislation and Regulatory Action

Legislative and regulatory initiatives are periodically introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, and could change banking statutes and regulations or the operating environment of the Company and the Bank in substantial and unpredictable ways. We cannot predict whether any new legislation or regulations will be adopted or any other such initiatives will be commenced and, if adopted or commenced, the effect that it would have on the financial condition or results of operations of the Company or the Bank.

On February 3, 2017, President Trump signed an executive order calling for the administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within federal financial regulatory agencies and “rationalizing” the federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that may be identified for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, CFTC, and Consumer Financial Protection Bureau. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

Taxation – General. The Company files its federal and state income tax returns based on a fiscal year ending December 31.

Federal Income Taxation. The Company reports income taxes in accordance with financial accounting standards which require the recognition of deferred tax assets and liabilities for the temporary difference between financial statement and tax basis of the Company's assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has assessed if it had any significant uncertain tax positions as of December 31, 2016 and determined there were none. Accordingly, no reserve for uncertain tax positions was recorded. The Company and the Bank file a consolidated federal income tax return. The Company’s federal income tax returns are open for audit for the years ended after December 31, 2013.

State Income Taxation. Under North Carolina law, the corporate income tax rate for the years ended December 31, 2016 and 2015 was 4.0% and 5.0%, respectively, of federal taxable income as computed under the Internal Revenue Code, subject to certain state adjustments. North Carolina enacted tax reform in 2013 for lowering the state’s corporate income tax rates. The state corporate income tax rate for 2016 was reduced to 4.0%; and will be reduced to 3.0% for 2017.

An annual state franchise tax is imposed at a rate of 0.15% applied to the greater of (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of tangible property in North Carolina. The Company and the Bank file separate state income tax returns.

See Notes 1 and 14 of the Notes to Consolidated Financial Statements for additional information regarding taxation.

Item 1A. Risk Factors. Not required. See “EXPLANATORY NOTE” on cover page of this Report for additional information.

Item 1B. Unresolved Staff Comments. Not required. See “EXPLANATORY NOTE” on cover page of this Report for additional information.

Item 2. Properties. The main office of the Company and the Bank is owned by the Bank and is located in Washington, North Carolina. As of December 31, 2016, the Bank operated 30 full service banking offices and one loan administrative office located throughout eastern and central North Carolina. The Bank owns 11 of these offices, plus four additional branch offices for which the land is leased and the building is owned. The remaining offices are subject to leases. The Bank’s operations departments, including our customer care center, information technology, loan operations, deposit operations and accounting functions are housed in three office buildings owned by the Bank. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. Management believes that the premises occupied by the Company and the Bank are well located, are suitably equipped to serve as financial services facilities, and are adequate to meet our current and future needs. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, consolidations or possible sales. We believe that we have adequate insurance to cover our owned and leased premises. The book value of the Bank’s premises and equipment was $11.3 million at December 31, 2016. See Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information relating to premises, equipment and lease commitments.

Item 3. Legal Proceedings. Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or the Bank. At December 31, 2016, there were no legal proceedings to which either the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which either of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing Information. The Company's common stock is listed and trades on the NASDAQ Global Select Market under the symbol FSBK. There were 581 registered stockholders of record as of March 10, 2017.

Stock Price and Dividend Information. The following table presents the high and low trading prices of the Company’s common stock on the NASDAQ Stock Market and dividends declared per share for the periods indicated.

	Trading Prices and Dividends for Periods Indicated
Quarterly Period Ended	High	Low	Dividends
March 31, 2016	$8.75	$7.86	$0.025
June 30, 2016	9.89	8.25	0.030
September 30, 2016	10.25	9.16	0.030
December 31, 2016	11.95	9.23	0.030

March 31, 2015	$8.25	$7.48	$0.025
June 30, 2015	8.36	7.81	0.025
September 30, 2015	8.20	7.41	0.025
December 31, 2015	9.59	7.72	0.025

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

Performance Graph. The graph and table which follow show the cumulative total return on the Company’s Common Stock for the period from December 31, 2011 through December 31, 2016 with (1) the total cumulative return of all companies whose equity securities are traded on the NASDAQ Stock Market and (2) the total cumulative return of banking companies traded on the NASDAQ Stock Market. The comparison assumes $100 was invested on December 31, 2011 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First South Bancorp Inc.	$100.00	$149.37	$243.75	$251.89	$273.88	$387.64
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Bank	$100.00	$115.47	$163.03	$170.37	$183.74	$251.93

Issuer Purchases of Equity Securities. The following table sets forth information regarding repurchases of the Company’s common stock. There were no share purchases during the fourth quarter of the fiscal year covered by this Annual Report.

Under a previous fiscal year repurchase program, effective as of February 1, 2015, there were 127,806 shares available to be purchased under that program, as of its January 31, 2016 expiration date. There were no share repurchases made during fiscal year 2016 covered by this Annual Report. The Company may consider future share repurchase programs, which will depend upon the Company’s financial condition, earnings and capital requirements.

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

Annual Meeting. The Annual Meeting of Stockholders of First South Bancorp, Inc. is expected to be held Thursday, May 25, 2017 at 11:00 a.m. eastern time, at the First South Bank Operations Center, located at 220 Creekside Drive, Washington, North Carolina.

Item 6. Selected Financial Data. The following table containing selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2016. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	At or For the Years Ended December 31,
	2016	2015	2014		2013		2012 (b)
	(dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$990,702	$946,283	$885,431	(a)	$674,071	(a)	$707,713
Cash and interest bearing deposits	46,176	37,991	56,117		24,235		12,366
Investment securities	193,116	248,803	292,806		150,806		164,838
Loans receivable, net	697,068	603,091	477,709		446,343		478,712
Deposits	870,600	811,322	788,280		585,704		600,901
Borrowings	27,310	47,310	10,310		10,310		26,810
Stockholders' equity	87,184	82,171	80,003	(a)	74,207	(a)	74,653

Operating Data
Interest income	$36,216	$32,450	$29,178		$29,672		$34,594
Interest expense	3,611	3,054	2,751		2,846		4,700
Net interest income	32,605	29,396	26,427		26,826		29,894
Provision for credit losses	970	800	1,100		1,085		23,252
Noninterest income	14,187	14,298	8,585		10,408		10,817
Noninterest expenses	35,900	36,374	28,473		27,037		35,573
Income (loss) before income taxes	9,922	6,520	5,439		9,112		(18,114)
Income tax expense (benefit)	2,961	1,837	1,349	(a)	3,100		(7,137)
Net income (loss)	$6,961	$4,683	$4,090	(a)	$6,012		$(10,977)

Per Share Data
Basic earnings (loss) per share	$0.73	$0.49	$0.43	(a)	$0.62		$(1.13)
Diluted earnings (loss) per share	0.73	0.49	0.42	(a)	0.62		(1.13)
Dividends per share	0.115	0.10	0.10		0.00		0.00
Book value	9.18	8.66	8.34	(a)	7.69	(a)	7.66
Tangible book value	8.57	8.02	7.67	(a)	7.25	(a)	7.22

Average Balance Data
Average assets	$961,856	$897,795	$724,094		$688,226		$732,091
Average earning assets	889,574	822,641	663,636		629,560		667,079
Average interest bearing liabilities	691,632	653,123	541,176		511,555		544,296
Average equity	86,844	81,893	79,347		76,669		85,295

Selected Performance Ratios
Return on average assets	0.72%	0.52%	0.57%		0.87%		(1.5)%
Return on average equity	8.02%	5.72%	5.18%		7.84%		(12.87)%
Efficiency ratio	76.51%	84.53%	79.98%		72.61%		87.30%
Interest rate spread	3.59%	3.54%	4.04%		4.32%		4.42%
Net interest margin	3.71%	3.64%	4.06%		4.34%		4.43%
Average earning assets/average
interest bearing liabilities	128.62%	125.95%	122.63%		123.07%		122.56%

Asset Quality Ratios:
Nonperforming assets/assets	0.63%	1.00%	1.49	%(a)	2.28	%(a)	4.84%
Nonperforming loans/total loans HFI	0.44%	0.53%	1.05%		1.24%		4.83%
Allowance for loan losses/total loans HFI	1.24%	1.30%	1.57%		1.69%		1.78%
Provision for credit losses/total loans HFI	0.14%	0.13%	0.23%		0.24%		5.25%

Capital Ratios and Other Data:
Equity to assets	8.80%	8.68%	9.04	%(a)	11.01	%(a)	10.55%
Average equity/average assets	9.03%	9.12%	10.96%		11.14%		11.65%
Loans serviced for others	$371,957	$297,494	$306,822		$325,441		$313,283
Full service offices	30	33	35		26		26

(a) Revised for prior period restatement.

(b) Data for periods prior to 2013 have not been restated because the amounts cannot be reasonably estimated.

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

The business of the Bank consists principally of attracting deposits from the general public and using them to originate secured and unsecured commercial and consumer loans, permanent mortgage and construction loans secured by single-family residences and other loans and leases. The Bank's earnings depend primarily on its net interest income, the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. The Bank’s earnings are also impacted by the volume of non-interest income generated and non-interest expenses incurred.

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

Liquidity and Capital Resources. Liquidity generally refers to the Bank's ability to generate adequate amounts of cash to meet its funding needs. Adequate liquidity guarantees sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, and meet other general commitments. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. The Bank's primary sources of funds are customer deposits, loan principal and interest payments, proceeds from loan and securities sales, as well as access to wholesale funding sources such as advances from the FHLB of Atlanta and brokered certificates of deposit. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and local competition. The Bank’s primary investing activity is originating commercial, consumer and mortgage loans, lease financing receivables and purchases of investment securities. The Bank’s primary financing activities are attracting checking, certificate, and savings deposits and obtaining FHLB advances.

The levels of cash and cash equivalents depend on the Bank's operating, investing and financing activities during any given period. Cash and cash equivalents totaled $46.2 million at December 31, 2016, compared to $38.0 million at December 31, 2015. The Bank has other sources of liquidity if an immediate need for additional funds arises. Investment securities available for sale, consisting of government agencies, mortgage-backed securities, municipal securities and corporate bonds totaled $192.6 million at December 31, 2016, compared to $248.3 million at December 31, 2015. At December 31, 2016, the Bank also had investment securities held to maturity of $510,000. See Consolidated Statements of Cash Flows and Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information on the Bank's operating, investing and financing activities.

Borrowings consisting of junior subordinated debentures were $10.3 million at December 31, 2016 and 2015, respectively. There were $17.0 million of FHLB advances outstanding at December 31, 2016, compared to $37.0 million at December 31, 2015. During 2015, the Bank utilized FHLB borrowings as a source of funds to support loan portfolio growth. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk.

The Bank has pledged certain loans as collateral for actual or potential FHLB advances. The Bank has credit availability with the FHLB of 25% of the Bank’s total assets. The Bank had $246.2 million of credit availability with the FHLB at December 31, 2016, compared to $228.2 million at December 31, 2015. At December 31, 2016, the Bank had lendable collateral value with the FHLB totaling $217.8 million, of which $17.0 million had been utilized to secure outstanding advances. Additional collateral would be required in order to access total borrowings up to the credit availability limit. As of December 31, 2016, the Bank had pledged $139.7 million of loans as collateral to the Federal Reserve Bank of Richmond, which provided the Bank with $98.8 million of borrowing capacity at the Federal Reserve Discount Window. In addition, at December 31, 2016, the Company and Bank had available contingency funding sources of $5.0 million and $70.0 million, respectively, of pre-approved but unused lines of credit. See Notes 1 and 13 of the Notes to Consolidated Financial Statements for additional information.

Junior subordinated debentures totaling $10.3 million were outstanding at December 31, 2016 and 2015, respectively. They were issued in 2003 through a private placement pooled trust preferred securities offering by First South Preferred Trust I, a Delaware statutory trust. The trust preferred securities bear interest at three-month LIBOR plus 2.95% payable quarterly. In December 2014, the Company swapped the interest rate on these debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in a rising rate environment. During 2016, the Company restructured the terms of this swap to lower the fixed rate cost and extend its maturity. As a result, the restructured fixed rate effective June 30, 2016, is 4.97% and the maturity date of the swap is December 30, 2024. The debentures have a 30-year maturity and were first redeemable, in whole or in part, on or after September 30, 2008, with certain exceptions. For regulatory purposes, $10.0 million of the trust preferred securities qualifies as Tier 1 capital for the Company, and for the Bank, as the Company invested the proceeds in the Bank as additional paid-in capital. Proceeds from the trust preferred securities were used by the statutory trust to purchase junior subordinated debentures issued by the Company. See Note 23 of the Notes to Consolidated Financial Statements for additional information.

As a North Carolina chartered commercial bank and a Federal Deposit Insurance Corporation (the “FDIC”) insured institution, the Bank is required to meet various federal and state regulatory capital standards. The Bank's total regulatory capital was $96.5 million at December 31, 2016, compared to $88.1 million at December 31, 2015.

The FDIC requires the Bank to meet the following minimum capital requirements: total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and leverage capital. The required minimum capital ratios at December 31, 2016, adjusted for a Basel III 0.625% of risk-weighted assets phase in for capital conservation buffer, are as follows:

1.	Total capital ratio of 8.625% of risk-weighted assets;
2.	Tier 1 capital ratio of 6.625% of risk-weighted assets;
3.	Common equity Tier 1 capital ratio of 5.125% of risk-weighted assets; and
4.	Leverage ratio of 4% of average total assets.

The Bank is also subject to the capital requirements of North Carolina banking law, as described in Part I, “Item 1. Business – Depository Institution Regulation – North Carolina Capital Requirements and Regulatory Action.” The Bank was in compliance with all regulatory capital requirements at December 31, 2016 and 2015. See Note 15 of the Notes to Consolidated Financial Statements for a description of the Bank’s actual regulatory capital amounts and ratios as of December 31, 2016 and 2015.

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

The Bank strives to maintain a consistent net interest margin and reduce its exposure to changes in interest rates. Factors beyond the Bank's control, such as market interest rates and competition, may also impact interest income and interest expense. Given our level of fixed rate lending, coupled with embedded floors in our floating rate loan portfolio and our level of interest-bearing non-maturity deposits that can reprice immediately, the Bank has potential exposure to a near-term rising interest rate environment, which could result in a net interest margin compression for the Company. Management has taken steps to lessen this exposure by swapping some customer loans from fixed to floating rate, adding defensive investments in the investment portfolio and longer-term fixed rate funding to the balance sheet, including swapping the interest rate on its trust preferred debt to a fixed rate as described above.

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

Table 1 below presents a static simulation projection of changes in EVE and net interest income in the event of sudden increases in market interest rates for the various rate shock levels at December 31, 2016. At December 31, 2016, the Bank's estimated changes in EVE and net interest income were within the Board established target limits. The Bank utilizes the services of a third party to assist with its interest rate risk modeling.

Table 1 - Projected Change in EVE and Net Interest Income

	Economic Value of Portfolio Equity			Net Interest Income
Change in Rates	Amount	Change	% Change	Amount	Change	% Change
	(Dollars in thousands)
+ 400 bp	$163,048	$430	0.3%	$38,283	$3,622	10.4%
+ 300 bp	166,890	4,272	2.6	37,708	3,047	8.8
+ 200 bp	169,388	6,770	4.2	36,776	2,115	6.1
+ 100 bp	168,095	5,477	3.4	35,703	1,042	3.0
Base	162,618	-	-	34,661	-	-

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

Rate/Volume Analysis. A primary component of managing interest rate risk is based on changes in the volume of interest-earning assets and interest-bearing liabilities. Table 2 below summarizes the changes in the volume of interest-earning assets and interest-bearing liabilities and their respective average balances during 2016 and 2015. Additionally, depending on market conditions existing at a given time, the Bank may sell fixed-rate residential mortgage loans in the secondary market. In managing its portfolio of available for sale investment securities, the Bank has the ability to sell securities should a need arise.

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

Table 2 – Rate/Volume Analysis	Year Ended December 31,			Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans receivable	$5,583	$(733)	$4,850	$3,107	$(1,215)	$1,892
Investments and deposits	(1,539)	396	(1,143)	1,793	(412)	1,381
Total earning assets	4,044	(337)	3,707	4,900	(1,627)	3,273
Interest expense:
Deposits	166	289	455	262	(36)	226
Borrowings	73	49	122	(106)	(55)	(161)
Junior subordinated debentures	-	(29)	(29)	-	239	239
Total interest-bearing liabilities	239	309	548	156	148	304
Change in net interest income	$3,805	$(646)	$3,159	$4,744	$(1,775)	$2,969

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

Table 3 below contains comparative information relating to the Company's average balance sheet for 2016, 2015 and 2014, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the average cost of funds. The tax equivalent net interest margin represents net interest income (tax adjusted basis) divided by average earning assets.

Net interest income for the year ended 2016 totaled $32.6 million, a $3.2 million or 10.9% increase, from the $29.4 million generated during the comparative year ended 2015. The tax equivalent net interest margin for the year ended 2016 increased to 3.71%, from 3.64% for the prior year ended December 31, 2015.

The improvement in the tax-equivalent net interest margin is due to higher volumes of average earning assets and the change in the mix of our earning assets, as we have replaced lower yielding investments with higher yielding loans. On the liability side of the balance sheet, while we continue to seek expansion of our non-maturity deposit base, we have also taken steps to protect the Company from a rising rate environment by utilizing some longer-term funding. We anticipate the level of our current margin remaining somewhat stable over the near-term, unless there are dramatic movements in interest rates.

Table 3 – Yield/Cost Analysis	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
				(Dollars in thousands)
Interest earning assets:
Loans receivable	$663,963	$30,748	4.58%	$538,286	$25,840	4.75%	$471,862	$23,948	5.08%
Investments and deposits	225,611	5,468	2.75 (1)	284,355	6,611	2.61 (1)	191,774	5,230	2.73 (1)
Total earning assets	889,574	36,216	4.11 (1)	822,641	32,451	4.01 (1)	663,636	29,178	4.47 (1)
Nonearning assets	72,282			75,154			60,458
Total assets	$961,856			$897,795			$724,094

Interest bearing liabilities:
Deposits	$657,838	2,829	0.43	$627,052	2,368	0.38	$503,001	2,142	0.43
Borrowings	23,484	248	1.05	15,761	125	0.78	27,865	286	1.01
Junior subordinated debentures	10,310	534	5.10	10,310	562	5.37	10,310	323	3.09
Total interest bearing liabilities	691,632	3,611	0.52	653,123	3,055	0.47	541,176	2,751	0.51
Noninterest bearing demand deposits	177,035	-	-	157,953	-	-	99,391	-	-
Total sources of funds	868,667	3,611	0.41	811,076	3,055	0.38	640,567	2,751	0.43
Other liabilities	6,345			4,826			4,180
Stockholders’ equity	86,844			81,893			79,347
Total liabilities and equity	$961,856			$897,795			$724,094

Net interest income		$32,605			$29,396			$26,427

Interest rate spread (1)(2)			3.59%			3.63%			4.04%
Net interest margin (1)(3)			3.71%			3.64%			4.06%
Ratio of earning assets to interest bearing liabilities			128.62%			125.95%			122.63%

1.     Shown as a tax-adjusted yield.

2.     Represents the difference between the average yield on earning assets and the average cost of funds.

3.     Represents net interest income divided by average earning assets.

Results of Operations

Comparison of Financial Condition at December 31, 2016 and 2015.

Total assets increased to $990.7 million at December 31, 2016, from $946.3 million at December 31, 2015. Earning assets increased to $922.2 million at December 31, 2016, from $878.3 million at December 31, 2015. The ratio of earning assets to total assets was 93.1% at December 31, 2016, compared to 92.8% at December 31, 2015. The increase is attributable to a net increase in the volume of earning assets, resulting primarily from net growth in loans and leases held for investment. This growth was primarily funded by a $59.3 million increase in total deposits coupled with cash flow from the investment securities portfolio.

Interest-bearing deposits with banks increased to $23.3 million at December 31, 2016, from $18.6 million at December 31, 2015. Overnight deposits are impacted by fluctuations in deposit levels and are available to fund securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio totaled $193.1 million at December 31, 2016, versus $248.8 million at December 31, 2015. During 2016, there were $9.3 million of purchases, $40.6 million of sales, $21.2 million of principal repayments, a $2.1 million decline in unrealized holding gains, $467,000 of net realized gains and $1.5 million of net accretion of premiums and discounts. The net result of cash flows from scheduled amortization and maturities, as well as the sales of securities, were used primarily to fund growth in loans and leases held for investment. The Bank may make changes in the securities portfolio mix to manage sensitivity to future interest rate changes. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information.

Total loans held for sale increased to $5.1 million at December 31, 2016, from $3.9 million at December 31, 2015, reflecting the net effect of current mortgage lending activity. During 2016, there were $44.3 million of mortgage loan sales, $44.0 million of originations net of principal payments and $1.4 million of net realized gains. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information.

Total loans and leases held for investment grew by $93.6 million during 2016. As a result of this net growth, total loans and leases held for investment increased to $700.6 million at December 31, 2016, from $607.0 million at December 31, 2015. During 2016, there were $94.6 million of originations net of principal payments, $345,000 of charge-offs and $648,000 of transfers to OREO. As a result of the Bank’s total loan and total deposit growth during 2016, the loans-to-deposits ratio increased to 81.1% at December 31, 2016, from 75.3% at December 31, 2015.

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

Asset quality is a key component of the Bank’s short and long-term performance objectives. Loans and leases held for investment on nonaccrual status, including TDRs on nonaccrual status totaled $3.1 million at December 31, 2016, compared to $3.2 million at December 31, 2015. Management and the Board are committed to having strong asset quality, as we believe this is a key driver of stock price performance and overall shareholder value. The ratio of loans and leases on nonaccrual status to total loans and leases improved to 0.44% at December 31, 2016, from 0.53% at December 31, 2015.

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

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the ALLL for these assets. Aside from the loans identified on nonaccrual status, there were no loans at December 31, 2016, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms. See Notes 1, 4 and 6 of Notes to Consolidated Financial Statements for additional information.

The ALLL was $8.7 million at December 31, 2016, compared to $7.9 million at December 31, 2015, reflecting provisions for credit losses and net charge-offs. During 2016, there were $970,000 of provisions for credit losses and $163,000 of net charge-offs. The ratio of the ALLL to loans and leases held for investment was 1.24% at December 31, 2016, compared to 1.30% at December 31, 2015. See Part I, “Item 1. Business–Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

OREO acquired from foreclosures was reduced to $3.2 million at December 31, 2016, from $6.1 million at December 31, 2015. During 2016, there were $3.4 million of disposals, $131,000 of net realized gains, $251,000 of valuation adjustments, net of $648,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying value of these properties is representative of their fair market value, although there are no assurances that ultimate sales will be equal to or greater than the carrying value. See Notes 1, 7 and 20 of Notes to Consolidated Financial Statements for additional information.

The Bank’s investment in bank-owned life insurance (“BOLI”) increased to $18.1 million at December 31, 2016, compared to $15.6 million at December 31, 2015. The investment returns from BOLI are utilized to offset a portion of the cost of providing benefit plans to certain employees.

Goodwill was $4.2 million at December 31, 2016 and 2015, respectively, and is tested for impairment annually. The Company’s most recent annual impairment test determined there was no goodwill impairment. Identifiable intangible assets were $1.6 million at December 31, 2016, compared to $1.9 million at December 31, 2015, reflecting the core deposit intangible (“CDI”) associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information.

MSRs increased to $2.1 million at December 31, 2016, from $1.3 million at December 31, 2015. During 2016, the Bank purchased the MSRs of 452 high-quality Freddie Mac and Fannie Mae loans with an unpaid principal balance of $84.6 million. The selection of these mortgage loans to service was based on their quality as well as their geographic location. All of the loans acquired were current as to payment on the purchase date and the Bank had the ability to push-back any loans that prepaid or became delinquent within 90 days. In addition, all of these loans are located in the state of North Carolina and a significant portion of the borrowers reside within the Bank’s footprint. Mortgage loans serviced for others increased to $372.0 million at December 31, 2016, from $297.5 million at December 31, 2015, primarily due to these acquired loans.

Prepaid expenses and other assets were $8.4 million at December 31, 2016, versus $8.3 million at December 31, 2015, primarily reflecting changes and adjustments in our deferred tax asset. See Note 14 of Notes to Consolidated Financial Statements and Non-Interest Expense below for additional information.

Total deposits increased by $59.3 million to $870.6 million at December 31, 2016, from $811.3 million at December 31, 2015. During 2016, non-maturity deposits including noninterest bearing accounts, savings accounts and interest bearing demand accounts grew by $27.4 million, $9.7 million and $25.7 million, respectively, and were partially offset by a decrease of $3.5 million in certificates of deposit. Certificates of deposit represented 29.5% of total deposits at December 31, 2016, compared to 32.1% at December 31, 2015. Noninterest bearing accounts increased to 22.6% of total deposits at December 31, 2016, from 20.9% at December 31, 2015. The Bank strives to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See Note 10 of Notes to Consolidated Financial Statements and Interest Expense below for additional information.

FHLB borrowings declined by $20.0 million to $17.0 million at December 31, 2016, from $37.0 million at December 31, 2015. The Bank uses FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk. There was $10.3 million of junior subordinated debentures outstanding at both December 31, 2016 and 2015. See “Part I - Item 1. Business–Deposit Activity and Other Sources of Funds-Borrowings” above, and Notes 13 and 23 of Notes to Consolidated Financial Statements for additional information.

Stockholders' equity increased by $5.0 million to $87.2 million at December 31, 2016, from $82.2 million at December 31, 2015. This increase reflects the $7.0 million of net income earned for the year ended December 31, 2016, net of a $938,000 decline in accumulated other comprehensive income and $1.1 million of cash dividends declared. Accumulated other comprehensive income totaled $1.4 million at December 31, 2016, versus $2.4 million at December 31, 2015. See Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Comprehensive Income and Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information.

The growth in equity coupled with a reduction in the Bank’s CDI resulted in an increase in tangible equity. As such, the tangible book value per common share increased to $8.576 at December 31, 2016, from $8.02 at December 31, 2015, and the tangible equity to assets ratio increased to 8.21% at December 31, 2016, from 8.04% at December 31, 2015.

There were 9,494,935 common shares outstanding at December 31, 2016, compared to 9,489,222 shares outstanding at December 31, 2015, reflecting the effect of 3,475 shares issued pursuant to the vesting of restricted stock awards and 2,238 shares issued pursuant to stock options exercised during 2016.

During the year ended December 31, 2016, the Company’s Board of Directors declared four quarterly cash dividend payments. The continued payment of cash dividends reflects the strong capital position of the Company, sound and improved financial performance and our desire to provide additional value to our stockholders. The Board will continue to review the status of future dividend payments, which will depend upon the Company’s financial condition, earnings, equity structure, capital needs and economic conditions.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of December 31, 2016, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position was categorized as “well capitalized”. There are no conditions or events since December 31, 2016, that management believes have changed the Bank's “well capitalized” category. See Part I, “Item 1. Business – Depository Institution Regulation – Capital Requirements” and “Liquidity and Capital Resources” above and Note 15 of Notes to Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015.

General. The Company reported a 48.6% increase in net income to $7.0 million for 2016, from $4.7 million for 2015. Net income per diluted common share increased to $0.73 per share for 2016, from $0.49 per share for 2015. The improvement in earnings for 2016 was positively impacted by increases in net interest income and non-interest income, as well as a lower volume of non-interest expense, while being partially offset by an increase in the provision for credit losses associated with the strong loan portfolio growth. In addition, during the first quarter of 2015, the Bank incurred $425,000 of one-time pre-tax transaction expenses associated with acquiring nine branch offices in mid-December of 2014.

Key Performance Ratios. Key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and efficiency. For 2016, ROA and ROE improved to 0.72% and 8.02%, respectively, from 0.52% and 5.72%, respectively, for 2015. The efficiency ratio (non-interest expenses as a percentage of net interest income plus non-interest income) also improved to 76.51% for 2016, from 84.53% for 2015. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. The efficiency ratio was elevated for 2015 due primarily to franchise expansion. We anticipate the efficiency ratio to improve over time as the investments we have made in staffing and infrastructure are able to generate a larger earning asset base and an increased level of earnings.

Interest Income. Interest income increased to $36.2 million for 2016, from $32.5 million for 2015. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, coupled with an increase in yields on earning assets, as we have replaced lower yielding investments with higher yielding loans. Average earning assets increased during 2016 to $889.6 million, from $822.6 million for 2015, primarily reflecting the strong growth in the level of our loans and leases held for investment during the current year. We have also experienced an increase in yields on earning assets over comparative periods. The tax equivalent yield on average interest-earning assets increased to 4.11% for 2016, from 4.01% for 2015.

Interest Expense. Interest expense increased to $3.6 million for 2016, from $3.1 million for 2015. This change in interest expense was primarily the result of an increased volume of average interest bearing liabilities that were utilized to support earnings asset growth. Interest expense was also impacted by a five basis point increase in the cost of average interest-bearing liabilities.

Average interest-bearing liabilities increased to $691.6 million for 2016, from $653.1 million for 2015. Average noninterest-bearing demand deposits increased to $177.0 million for 2016, from $158.0 million for 2015. These combined increases reflect the impact of prior period branch acquisitions, as well as organic growth during 2016. The cost of average interest-bearing liabilities increased to 0.52% for 2016, from 0.47% for the comparative 2015 annual period. The Bank has strived to manage its funding cost through a combination of growing noninterest bearing demand deposits and lower costing non-maturity deposits. In addition, the Bank has restructured its FHLB advances in order to extend some maturities to provide protection in a rising rate environment and a reduced the interest rate paid on junior subordinated notes. These savings were partially offset by additional cost on the longer-term portion of our CD portfolio.

Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in the event of a rising rate environment. During the third quarter of 2016, the Company restructured the terms of this swap to lower the fixed rate cost and extend its maturity. As a result, the restructured fixed rate effective as of June 30, 2016, is 4.97% and the maturity date of the swap is December 30, 2024.

Net Interest Income. Net interest income for the year ended 2016 increased to $32.6 million, a $3.2 million or 10.9% increase, versus the $29.4 million generated during the year ended 2015. The tax equivalent net interest margin for the year ended 2016 increased to 3.71%, from 3.64% for the year ended 2015.

The improvement in the tax-equivalent net interest margin is due to higher volumes of average earning assets and the change in the mix of our earning assets, as we have replaced lower yielding investments with higher yielding loans. On the liability side of the balance sheet, while we continue to seek expansion of our non-maturity deposit base, we have also taken steps to protect the Company from a rising rate environment by adding some longer-term funding. We continue to balance our customers’ desires to maintain liquidity in their deposit selection with the possibility of a rising rate environment. During 2016, customers have moved more funds into lower cost non-maturity and short-term CD’s. We anticipate the level of our current margin remaining somewhat stable over the near-term, unless there are dramatic movements in interest rates. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

Provision for Credit Losses. The Bank recorded $970,000 of provisions for credit losses in 2016, compared to $800,000 for 2015. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired, as well as general provisions allocated to groups of loans that have not been individually assessed for impairment. The increase in provision for credit losses is primarily attributable to support the net growth in loans and leases held for investment during 2016, as previously discussed. Provisions for credit losses are necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See Part I, “Item 1. “Business-Lending Activities-Allowance for Credit Losses” and Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.

Non-Interest Income. Total non-interest income was $14.2 million for 2016, compared to $14.3 million for 2015. Non-interest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on sales of investment securities and OREO; and other miscellaneous income. The Bank strives to maintain consistency of its non-interest income earned across both deposit and loan service offerings. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges, the largest component of non-interest income, totaled $7.6 million for 2016, versus $8.1 million earned in 2015. Deposit fees and service charges represented 53.5% of total non-interest income for 2016, compared to 56.5% for 2015. The amount of service charges and fees is generally dependent upon the volume of account transaction activity and the collection of related service charges and fees. Deposit fees and service charges have been enhanced from historical levels as accounts acquired in the 2014 branch acquisition transaction, as well as from the introduction of new products and product enhancements. We anticipate stable service charge revenue from deposits going forward as we focus on growing our core deposit base through new quality customer relationships.

The Bank’s mortgage division generates revenues through originations, sales and servicing of mortgage loans. Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $3.6 million in 2013, from $3.1 million for 2015. We anticipate the level of mortgage originations to remain consistent, with the overall economic climate improving in the Bank’s market area. The Bank sells the majority of its originated mortgage loans and retains the servicing rights. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other held for sale mortgage loans for possible future securitization into available for sale mortgage-backed securities.

The Bank sold $44.3 million of mortgage loans held for sale in 2016, compared to $34.6 million sold in 2015. Loans serviced for others and MSRs were $372.0 million and $2.1 million, respectively, at December 31, 2016, compared to $297.5 million and $1.3 million at December 31, 2015. We will continue to explore various strategies to enhance our non-interest income, including the purchase of MSRs, as previously discussed. The future levels of gains on sales of mortgage loans and loan servicing fees are dependent on the pricing and volume of new mortgage loan originations.

Gains from sales of investment securities available for sale were $467,000 for 2016, versus $1.4 million for 2015. As previously noted, in 2014 we implemented a strategy to pre-invest a large portion of the anticipated branch acquisition transaction proceeds into short and intermediate term investment securities, until the funds could be converted to higher yielding assets. The Bank sold $40.6 million of investment securities available for sale in 2016, compared to $46.2 million sold in 2015, primarily to fund our loan portfolio growth.

In its continued efforts of disposing of nonperforming assets, the Bank recorded net gains on sales of OREO properties of $131,000 for 2016, compared to $40,000 for 2015. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Included in other non-interest income is revenue from BOLI investments of $562,000 for 2016, compared to $510,000 for 2015. The Bank utilizes the investment returns from the BOLI to recover a portion of the cost of providing employee benefit plans.

Other non-interest income for 2016 includes an increase in SBA related revenue to $520,000 for 2016, from $55,000 for 2015. While the Bank has originated SBA loans in prior years, we only began the process of actively selling and servicing these credits during the fourth quarter of 2015. In addition, other income for 2016 includes a $230,000 non-recurring payment to the Bank.

Total core non-interest income, excluding net gains and losses from OREO and investment securities sales, increased to $13.6 million for 2016, from $12.8 million for 2015.

Non-Interest Expenses. Total non-interest expenses for 2016 declined by $473,000 to $35.9 million, from $36.4 million for 2015.

Compensation and benefits expense, the largest component of non-interest expenses, increased to $19.8 million for 2016, from $19.4 million reported in 2015. During 2016, the Bank consolidated three existing branches into nearby locations, and incurred $65,000 of severance costs associated with these branch consolidations. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

Premises and equipment expense increased to $5.5 million for 2016, from $5.3 million reported in 2015. Premises and equipment expense for 2016 includes the retirement of certain leasehold improvements and other fixed assets at the branch locations that were consolidated and closed. We will continue to explore opportunities to gain efficiency and performance improvement from our branch network.

The cost of FDIC insurance increased to $632,000 for 2016, from to $609,000 reported in 2015. The increase in FDIC insurance premiums during 2016 was due to the growth in our balance sheet.

Marketing expense for 2016 declined to $702,000, from $820,000 reported in 2015. The Bank continues to invest in building our brand awareness throughout our expanded footprint with its marketing efforts. We anticipate that marketing expenses will remain at or below current levels as we look to take a more product targeted approach.

Data processing costs for 2016 declined to $3.1 million, from $3.6 million for 2015, as the Bank has renegotiated its contract with its third party processing provider. Data processing expense for 2015 included $173,000 of one-time branch acquisition expenses. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes. As we continue to focus on new customer acquisition and to invest in emerging technology to better serve our customer base, we anticipate that data processing costs may increase in support of future growth.

Total amortization of intangible assets, including MSRs and identifiable intangible assets, increased to $571,000 for 2016, from $515,000 for 2015. Amortization of MSRs was $287,000 for 2016, compared to $228,000 for 2015, as the Bank purchased additional MSRs mid-way through the current year. Amortization of the Company’s CDI, which is the only identifiable intangible asset subject to amortization, was $284,000 for 2016, compared to $287,000 for the 2015. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Total expenses attributable to ongoing maintenance, property taxes and insurance and valuation adjustments for OREO properties was reduced to $553,000 for 2016, from $632,000 for 2015. OREO valuation adjustments included therein were $250,000 for 2016, compared to $195,000 for 2015. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary.

Other non-interest expense declined to $5.1 million for 2016, compared to $5.5 million for 2015. As previously discussed, during 2016 the Bank consolidated three existing branches into nearby locations. Two of these locations were leased and the third was owned. During 2016, the Bank entered into a contract to sell the owned location and realized an $85,000 pre-tax loss as a result. Other expense for 2015 included $180,000 of one-time branch acquisition expenses.

Income Taxes. Income tax expense increased to $3.0 million for 2016, from $1.8 million for 2015. Changes in the amount of income tax expense reflect changes in pretax income, deductible expenses, the application of permanent and temporary differences and the applicable income tax rates in effect during each period. Income taxes for 2016 and 2015 includes a $74,000 and $80,000 expense adjustment, respectively, due a write down of our deferred tax asset, as a result of a reduction in the North Carolina statutory tax rates for each respective year. The effective income tax rates were 29.8% for 2016, compared to 28.2% for 2015. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio.

The North Carolina State Legislature (the “Legislature”) enacted significant tax reform in 2013 for lowering the state’s corporate income tax rates. The state corporate income tax rate for 2014 was reduced from 6.9% to 6.0%; was reduced to 5.0% for 2015; was reduced to 4.0% for 2016; and will be reduced to 3.0% for 2017. This reduction in the state income tax rate has favorably impacted the Company’s state income tax expense and overall effective tax rates during the past two years.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014.

General. The Company reported net income of $4.7 million for 2015, compared to $4.1 million for 2014. Net income per diluted common share was $0.49 per share for 2015, compared to $0.42 per share for 2014. Earnings for 2015 were positively impacted by increases in net interest income and non-interest income, as well as lower loan loss provisions, while non-interest expenses increased with the growth of our franchise and supporting infrastructure. The increase in net interest income reflects strong growth in our base of average earning assets during 2015 that was efficiently funded. The growth in non-interest income was driven by enhanced fee income from deposit service offerings as the benefits of a 2014 branch acquisition transaction were realized, coupled with income from our mortgage banking business and gains realized as certain bond positions were sold in support of funding growth in the loan portfolio. Non-interest expenses in 2015 exceeded that of 2014, due primarily to a full year of infrastructure expense added with the acquired branches. In addition, during 2015, the Bank incurred approximately $425,000 of one-time, pre-tax expenses associated with completing the branch acquisition transaction. Pre-tax net income for 2014 reflects the impact of $1.7 million of one-time branch acquisition transaction expenses and the prepayment fee on FHLB advances. Excluding the net effects of these one-time expenses, net income for 2014 would have been $5.0 million, or $0.52 per diluted common share.

Key Performance Ratios. For 2015, ROA and ROE were 0.52% and 5.72%, respectively, compared to 0.57% and 5.18%, respectively, for 2014. The efficiency ratio was 84.53% for 2015, compared to 79.98% for 2014. The efficiency ratio is elevated for 2015 due primarily to franchise expansion. We anticipate the efficiency ratio to improve over time as the investments we have made in additional staff and infrastructure are able to generate an increased level of earnings. The 2014 key performance ratios were negatively impacted by the branch acquisition transaction expenses and the FHLB prepayment fee.

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

Interest Expense. Interest expense increased to $3.1 million for 2015, from $2.8 million for 2014. This change in interest expense was primarily the result of an increased volume of average interest bearing liabilities that were needed to support asset growth. Interest expense benefited from a four basis point reduction in the overall cost of funds in 2015.

Average interest-bearing liabilities increased to $653.1 million for 2015, from $541.2 million for 2014. Average noninterest-bearing demand deposits increased to $158.0 million for 2015, from $99.4 million for 2014. These combined increases reflect the impact of the branch acquisition as well as organic growth during 2015. The cost of average interest-bearing liabilities improved to 0.47% for 2015, from 0.51% for 2014. The Bank managed its funding cost through a combination of growth in noninterest bearing demand deposits as well as an increase in lower cost non-maturity deposits. In addition, re-structuring of FHLB advances allowed the Bank to lower the overall cost of these funds, while extending some maturities to provide protection in a rising rate environment. These savings were partially offset by additional cost on the longer-term portion of CDs and junior subordinated debentures. Effective December 30, 2014, the Company swapped the interest rate on the junior subordinated debentures from three-month LIBOR plus 2.95%, to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection in the event of a rising rate environment.

Net Interest Income. Net interest income for the year ended 2015 improved to $29.4 million, a $3.0 million or 11.2% increase, from the $26.4 million generated during the year ended 2014. The tax equivalent net interest margin for the year ended 2015 declined by 42 basis points to 3.64%, from 4.06% for the year ended 2014.

The increase in interest income in 2015 is due to higher volumes of earning assets. The 2015 loan growth coupled with the ramp up of investment securities in advance of the branch acquisition during the fourth quarter of 2014 fueled the expansion in our earning asset base. The decline in net interest margin for the comparative full year period was due to the mix of average earning asset growth, which was more heavily weighted toward investment securities. A significant portion of the investments acquired in the latter half of 2014 were shorter in duration, and therefore have lower yields, to provide additional cash flow to support future loan portfolio growth. In addition, the Bank experienced lower yields on its loan portfolio due to the current historically low rate environment coupled, with strong competition for quality credit customers. While asset yields are below historical levels, efforts to increase overall earning assets have resulted in a higher level of net interest income. Further, the Bank continued to balance customers’ desires to maintain liquidity in their deposit selection with the possibility of a rising rate environment. As customers have moved more funds into lower cost non-maturity and short-term CD’s, funding costs have decreased on a year-over-year basis. Should the interest rate environment remain relatively unchanged, the current margin is expected to remain relatively stable, and perhaps experience some expansion over the near-term as the shift back to a more normalized earning asset mix. See “Table 2 - Rate/Volume Analysis” and “Table 3 - Yield/Cost Analysis” above for additional information on interest income, interest expense, net interest income, average balances and yield/cost ratios.

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

Non-interest Income. Total non-interest income increased to $14.3 million for 2015, from $8.6 million for 2014. Deposit fees and service charges increased to $8.1 million for 2015, from $4.4 million earned in 2014. Deposit fees and service charges represented 56.5% of total non-interest income for 2015, compared to 51.1% for 2014. This increase primarily reflects additional revenue generated from accounts acquired in the branch acquisition transaction, as well as from the introduction of new products and product enhancements. We anticipate additional service charge revenue from deposits going forward, as we focus on growing our core deposit base through new customer acquisition, and cross-selling existing customers with additional services.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $3.1 million in 2015, from $2.4 million for 2014. Due to volatility in interest rates, mortgage originations declined slightly in the second half of 2015. The level of mortgage originations is expected to improve, as the overall economic climate improves in the Bank’s market area.

The Bank sold $34.6 million of loans held for sale in 2015, compared to $21.3 million sold in 2014. Loans serviced for others and mortgage servicing rights were $297.5 million and $1.3 million, respectively, at December 31, 2015, compared to $306.8 million and $1.2 million at December 31, 2014.

Gains from sales of investment securities available for sale increased to $1.4 million for 2015, from $14,000 for 2014. As previously noted, during 2014 we implemented a strategy to pre-invest a large portion of the anticipated branch acquisition transaction proceeds into short and intermediate term investment securities until the funds could be converted to higher yielding assets. The Bank sold $46.2 million of investment securities available for sale in 2015, compared to $788,000 sold in 2014, primarily to fund our loan portfolio growth, to provide liquidity, to support the Bank’s operating and financing activities, as well as to reduce exposure to certain municipalities.

In its continued efforts of disposing of nonperforming assets, the Bank recorded net gains on sales of other real estate owned properties of $40,000 for 2015, compared to $115,000 for 2014. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Included in other non-interest income is revenue from BOLI investments of $510,000 for 2015, compared to $531,000 for 2014.

Total core non-interest income, excluding net gains and losses from OREO and investment securities sales, increased to $12.8 million for 2015, from $8.5 million for 2014, primarily due to the increase in deposit fees and service charges.

Non-Interest Expenses. Total non-interest expenses for 2015 increased to $36.4 million, compared to $28.5 million for 2014. The overall increase in non-interest expenses is attributable to the impact of building an infrastructure to operate and support a larger asset and deposit base resulting from the branch acquisition transaction in mid-December of 2014. In addition, the Bank incurred approximately $425,000 and $1.7 million of one-time, pre-tax expenses associated with completing the branch acquisition in 2015 and 2014, respectively.

Compensation and benefits expense increased to $19.4 million for 2015, from $15.8 million reported in 2014. The increase in compensation and benefits expense for 2015 is primarily attributable to the addition of expense for the staff in the acquired branch offices, the addition of experienced bankers to generate earning asset growth, as well as administrative staff required to support a much larger banking institution. Compensation and benefits expense for 2014 included $241,000 of expenses associated with the acquisition of nine branch offices.

Premises and equipment expense increased to $5.3 million for 2015, from $3.6 million reported in 2014. Premises expense for 2014 included $94,000 of acquisition related expenses. While the branch acquisition has resulted in a larger infrastructure cost than our historical levels, we continue to explore opportunities to gain efficiency and performance improvement from our branch network. Our continuing evaluation of current markets and facilities, as well as exploring new opportunities to expand our footprint, will impact future occupancy expenses.

The cost of FDIC insurance was $609,000 for 2015, compared to $566,000 reported in 2014. The change in volume of FDIC insurance is attributable to the growth in our balance sheet subsequent to the branch acquisition transaction.

Marketing expense for 2015 increased to $820,000, from $667,000 reported in 2014. Advertising expense for 2014 included $205,000 of acquisition related expenses. The Bank invested in building its brand awareness throughout an expanded footprint in 2015 with additional marketing efforts, and anticipates that advertising expenses will continue at current levels.

Data processing costs for 2015 increased to $3.6 million, from $2.3 million for 2014. The addition of new customers through the branch acquisition transaction had a direct result in increasing data processing costs. With continued focus on new customer acquisition and investing in emerging technology to better serve an increased volume customers, data processing costs may continue to rise, but at a slower pace than experienced during 2015.

Total amortization of intangible assets, including MSRs and identifiable intangible assets, increased to $515,000 for 2015, from $221,000 for 2014. Amortization of MSRs was $228,000 for 2015, compared to $213,000 for 2014. Amortization of the CDI was $287,000 for 2015, compared to $8,000 for the 2014, as the CDI was only on the books for a portion of December 2014. See Note 9 of Notes to Consolidated Financial Statements for additional information.

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

Other non-interest expense was $5.5 million for 2015, compared to $4.6 million for 2014. The year-over-year change in other non-interest expense is primarily due to the acquired branch offices. Other expense for 2015 included $180,000 of one-time costs related to the branch acquisition transaction. For 2014, other expense included $780,000 of one-time acquisition expenses and $345,000 of FHLB advances prepayment penalties.

Income Taxes. Income tax expense increased to $1.8 million for 2015, from $1.3 million for 2014. Income taxes for 2015 included a one-time $80,000 expense adjustment due a write down of our deferred tax asset given the impending decline in the North Carolina statutory tax rate for 2016. The effective income tax rates were 28.2% for 2015, compared to 24.8% for 2014. Changes in the relative level of investments in BOLI and tax-exempt municipal bonds, combined with income tax benefits related to the one-time expenses, impacted the level of income tax expense for the respective reporting periods.

During 2015, the Company determined that its income tax expense associated with prior periods had been understated by a net amount of $434,000.  For the periods prior to 2014 the cumulative net income tax expense understatement was $651,000.  During 2014, the Company overstated income tax expense by $217,000.  As a result, deferred tax asset and income tax receivable accounts have been adjusted to reflect the correction of this error, with a corresponding $434,000 reduction recorded to retained earnings, effective as of December 31, 2014.  These corrections are similarly reflected as an adjustment to income tax expense, net income and retained earnings in the consolidated financial statements as of December 31, 2014.  Management has concluded that the error was not material to prior period consolidated financial statements. See Notes 1 and 14 of Notes to Consolidated Financial Statements for additional information.

The Legislature enacted significant tax reform in 2013 for lowering the state’s corporate income tax rates.  The state corporate income tax rate for 2014 was reduced from 6.9% to 6.0%; was reduced to 5.0% for 2015; is scheduled to be reduced to 4.0% for 2016; and may be reduced to 3.0% for 2017 if certain revenue goals set by the Legislature are met.  These changes in the state income tax rates is expected to favorably impact the Company’s income tax expense and effective tax rates over the next several years.

Impact of Inflation and Changing Prices. The consolidated financial statements of the Company and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. They require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. Not required. See “EXPLANATORY NOTE” on cover page of this Report for additional information.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data is included below:

[Letterhead of Cherry Bekaert LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited the accompanying consolidated statement of financial condition of First South Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statement of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2016 and 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The consolidated financial statements of the Company as of December 31, 2014, were audited by other auditors whose report dated March 25, 2015, expressed an unmodified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina

March 15, 2017

[Letterhead of Turlington and Company, L.L.P.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

First South Bancorp, Inc.

Washington, North Carolina

We have audited, before the effects of the adjustments for the correction of the errors described in Notes 1 (Significant Event) and 14, the consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows of First South Bancorp, Inc. and Subsidiary for the year ended December 31, 2014 (the 2014 consolidated financial statements before the effects of the adjustments discussed in Notes 1 and 14 have been withdrawn and are not presented herein). The 2014 consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the effects of the adjustments for the correction of the errors described in Notes 1 (Significant Event) and 14, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the results of the operations, comprehensive income, and cash flows of First South Bancorp, Inc. and Subsidiary for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

509 East Center Street – Post Office Box 1697 – Lexington, North Carolina 27293-1697

Office: 336-249-6856 – Facsimile: 336-248-8697

1338 Westgate Center Drive – Winston-Salem, North Carolina 27103

Office: 336-765-2410 – Facsimile: 336-765-6241

www.turlingtonandcompany.com

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2016 and 2015

	2016	2015

Assets
Cash and due from banks	$22,854,712	$19,425,747
Interest-bearing deposits with banks	23,320,968	18,565,521
Investment securities available for sale, at fair value	192,606,119	248,294,725
Investment securities held to maturity	509,617	508,456
Mortgage loans held for sale	5,098,518	3,943,798

Loans and leases held for investment	700,642,291	607,014,247
Allowance for loan and lease losses	(8,673,172)	(7,866,523)
Net loans and leases held for investment	691,969,119	599,147,724

Premises and equipment, net	11,291,596	13,664,937
Assets held for sale	192,720	-
Other real estate owned	3,229,423	6,125,054
Federal Home Loan Bank stock, at cost	1,573,700	2,369,300
Accrued interest receivable	3,525,684	2,874,506
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	2,148,905	1,265,589
Identifiable intangible assets	1,611,187	1,895,514
Bank-owned life insurance	18,080,183	15,635,140
Prepaid expenses and other assets	8,470,887	8,348,385

Total assets	$990,701,914	$946,282,972

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$196,917,165	$169,545,849
Interest bearing demand	272,098,903	246,376,521
Savings	145,031,981	135,369,668
Large denomination certificates of deposit	122,819,510	116,299,196
Other time	133,732,804	143,730,993
Total deposits	870,600,363	811,322,227

Borrowed money	17,000,000	37,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,607,832	5,479,971
Total liabilities	903,518,195	864,112,198

Commitments and contingencies (Note 18)

Common stock, $.01 par value, 25,000,000 shares authorized; 9,494,935 and 9,489,222 shares outstanding, respectively	94,949	94,892
Additional paid-in capital	36,018,743	35,936,911
Retained earnings	49,560,595	43,691,073
Accumulated other comprehensive income	1,509,432	2,447,898
Total stockholders' equity	87,183,719	82,170,774

Total liabilities and stockholders' equity	$990,701,914	$946,282,972

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
			(As restated)
Interest income:
Interest and fees on loans	$30,748,105	$25,839,566	$23,947,521
Interest on investments and deposits	5,468,110	6,611,037	5,230,342
Total interest income	36,216,215	32,450,603	29,177,863

Interest expense:
Interest on deposits	2,829,085	2,367,750	2,141,899
Interest on borrowings	247,536	124,865	285,831
Interest on junior subordinated notes	534,258	561,694	323,113
Total interest expense	3,610,879	3,054,309	2,750,843

Net interest income	32,605,336	29,396,294	26,427,020
Provision for credit losses	970,000	800,000	1,100,000
Net interest income after provision for credit losses	31,635,336	28,596,294	25,327,020

Non-interest income:
Deposit fees and service charges	7,587,686	8,072,893	4,387,235
Loan fees and charges	370,977	268,482	180,899
Mortgage loan servicing fees	1,237,054	1,090,196	984,623
Gain on sale and other fees on mortgage loans	2,332,524	2,022,813	1,419,721
Gain on sale of other real estate, net	131,481	40,351	115,137
Gain on sale of investment securities	467,470	1,417,716	13,509
Other income	2,060,312	1,385,524	1,484,062
Total non-interest income	14,187,504	14,297,975	8,585,186

Non-interest expense:
Compensation and fringe benefits	19,819,368	19,377,688	15,834,616
Federal deposit insurance premiums	631,799	609,406	565,980
Premises and equipment	5,467,277	5,331,960	3,591,249
Marketing	702,257	820,308	667,337
Data processing	3,089,513	3,583,170	2,324,496
Amortization of intangible assets	570,902	515,044	221,070
Other real estate owned expense	553,143	631,675	649,848
Other	5,066,180	5,504,476	4,618,979
Total non-interest expense	35,900,439	36,373,727	28,473,575

Income before income tax expense	9,922,401	6,520,542	5,438,631
Income tax expense	2,961,139	1,837,329	1,349,009	(a)

NET INCOME	$6,961,262	$4,683,213	$4,089,622	(a)

Per share data:
Basic earnings per share	$0.73	$0.49	$0.43	(a)
Diluted earnings per share	$0.73	$0.49	$0.42	(a)
Dividends per share	0.115	0.10	0.10
Average basic shares outstanding	9,493,700	9,521,392	9,619,124
Average diluted shares outstanding	9,522,765	9,542,401	9,638,158

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
			(As restated)

Net income	$6,961,262	$4,683,213	$4,089,622 (a)

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available-for-sale	(1,641,527)	244,542	5,331,414
Tax effect	668,531	(92,927)	(2,025,937)
Unrealized holding (losses) gains on securities available-for-sale, net of tax amount	(972,996)	151,615	3,305,477

Unrealized gain (loss) on interest rate hedge position	514,815	10,821	(368,817)
Tax effect	(190,454)	(4,036)	137,317
Unrealized gain (loss) on interest rate hedge position, net of tax	324,361	6,785	(231,500)

Reclassification adjustment for realized gains included in net income	(467,470)	(1,417,716)	(13,509)
Tax effect	177,639	538,732	5,133
Reclassification adjustment for realized gains, net of tax	(289,831)	(878,984)	(8,376)

Other comprehensive (loss) income, net of tax	(938,466)	(720,584)	3,065,601

Comprehensive income	$6,022,796	$3,962,629	$7,155,223 (a)

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014

				Accumulated
				other
		Additional		comprehensive
	Common	paid-in	Retained	income,
	stock	capital	earnings	net	Total
			(As restated)
Balance, December 31, 2013	96,539	35,809,397	38,198,363 (a)	102,881	74,207,180

Net income	-	-	4,089,622 (a)	-	4,089,622
Other comprehensive income, net	-	-	-	3,065,601	3,065,601
Retirement of common shares	(559)	-	(456,515)	-	(457,074)
Stock based compensation expense	-	59,798	-	-	59,798
Dividends ($0.10 per share)	-	-	(962,551)	-	(962,551)

Balance, December 31, 2014	95,980	35,869,195	40,868,919 (a)	3,168,482	80,002,576

Net income	-	-	4,683,213	-	4,683,213
Other comprehensive loss, net	-	-	-	(720,584)	(720,584)
Vesting of restricted stock awards, net	35	(989)	-	-	(954)
Retirement of common shares	(1,123)	-	(908,049)	-	(909,172)
Stock based compensation expense	-	68,705	-	-	68,705
Dividends ($0.10 per share)	-	-	(953,010)	-	(953,010)

Balance, December 31, 2015	94,892	35,936,911	43,691,073	2,447,898	82,170,774

Net income	-	-	6,961,262	-	6,961,262
Other comprehensive loss, net	-	-	-	(938,466)	(938,466)
Vesting of restricted stock awards, net	99	(57)	-	-	42
Retirement of common shares	(42)	-	-	-	(42)
Stock based compensation expense	-	81,889	-	-	81,889
Dividends ($0.115 per share)	-	-	(1,091,740)	-	(1,091,740)

Balance, December 31, 2016	$94,949	$36,018,743	$49,560,595	$1,509,432	$87,183,719

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
			(As restated)
Operating activities:
Net income	$6,961,262	$4,683,213	$4,089,622 (a)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	970,000	800,000	1,100,000
Depreciation	2,030,805	1,856,672	1,273,898
Amortization of intangibles	284,327	287,396	7,860
Amortization of mortgage servicing rights	286,575	227,648	213,210
Accretion of discounts and premiums on securities, net	1,468,546	2,017,175	1,120,442
Deferred income taxes	2,716,637	1,784,184	1,190,172 (a)
Loss on sale of assets held for sale	87,121	-	-
Loss (gain) on disposal of premises and equipment	1,651	(643)	1,915
Gain on sale of other real estate owned	(131,481)	(40,351)	(115,137)
Gain on sale of loans held for sale	(1,401,495)	(1,105,438)	(641,594)
Gain on sale of investment securities available-for-sale	(467,470)	(1,417,716)	(13,509)
Valuation allowance on other real estate owned	251,420	195,260	204,480
Stock based compensation expense	81,889	68,705	59,798
Originations of loans held for sale, net	(44,040,667)	(32,612,744)	(22,413,812)
Proceeds from sale of loans held for sale	44,287,442	34,567,327	21,254,480
Other operating activities	(2,028,575)	(2,273,512)	1,523,394
Net cash provided by operating activities	11,357,987	9,037,176	8,855,219

Investing activities:
Proceeds from sale of investment securities available-for-sale	40,631,309	46,235,645	787,500
Purchases of investment securities available-for-sale	(9,259,603)	(25,212,930)	(153,293,758)
Proceeds from principal repayments of mortgage-backed securities available-for-sale	21,205,667	21,207,690	14,717,333
Originations of loans held for investment, net of principal repayments	(94,602,281)	(128,022,941)	(30,526,607)
Proceeds from sale of assets held for sale	803,479	-	-
Mortgage servicing rights-loans sold with servicing retained	(391,499)	-	-
Purchase of mortgage servicing rights portfolio	(778,392)	-	-
Proceeds from disposal of premises and equipment	226,719	1,690,010	-
Proceeds from disposal of other real estate owned	3,423,227	2,467,095	3,074,944
Purchase of bank-owned life insurance	(2,445,043)	(509,642)	(4,031,316)
Proceeds from sale (purchase) of FHLB stock	795,600	(1,762,800)	242,300
Purchase of premises and equipment	(969,154)	(1,433,433)	(2,496,437)
Net cash received from acquisition	-	-	166,439,050
Net cash used in investing activities	(41,359,971)	(85,341,306)	(5,086,991)

Financing activities:
Net increase in deposit accounts	59,278,136	23,041,857	29,532,759
Net increase (decrease) in FHLB borrowings	(20,000,000)	37,000,000	-
Cash paid for dividends	(1,091,740)	(953,010)	(962,551)
Retirement of common shares	-	(909,172)	(457,074)
Vesting of restricted stock awards, net	-	(954)	-
Net cash provided by financing activities	38,186,396	58,178,721	28,113,134

Increase (decrease) in cash and cash equivalents	8,184,412	(18,125,409)	31,881,362
Cash and cash equivalents, beginning of year	37,991,268	56,116,677	24,235,315
Cash and cash equivalents, end of year	$46,175,680	$37,991,268	$56,116,677

(a) - revised for prior period restatement

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014

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

The Company follows accounting principles generally accepted in the United States of America and general practices within the financial services industry as summarized below:

Significant Event. During the year ended December 31, 2015, the Company identified historical errors related to its deferred tax asset and income tax receivable accounts as well as income tax expense.  As a result of the historical error, the Company determined that its cumulative income tax expense associated with prior periods had been understated by a net amount of $434,000 for all periods prior to December 31, 2014.  The Company assessed the impact of the errors on its prior period financial statements included in the December 31, 2013, Form 10-K and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements.  Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors in 2015 would have been material for the fiscal year 2015.  For the periods prior to December 31, 2014, the cumulative net income tax expense understatement was $651,000.  Consequently, the Company has revised its prior period financial statements by adjusting ending retained earnings as of December 31, 2013, in the amount of $651,000.  During 2014 the Company overstated income tax expense by $217,000.  As a result, the Company has adjusted income tax expense accordingly.

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

Loans Held for Sale. The Bank originates single family residential first mortgage loans. A certain portion of these originations are classified as loans held for sale. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Bank marks these mortgage loans to market. The Bank originates mortgage loans for sale that have been approved by secondary investors. The Bank issues an interest rate lock commitment to a borrower and concurrently “locks-in” with a secondary market investor, under a best efforts delivery. The terms of the loan are set by the secondary investors and are transferred within a short time period of the Bank initially funding the loan. At the time the loan is sold to an investor, the Bank realizes the origination fee received from borrowers and a servicing release premium, if sold with servicing released, from the investor. However, the majority of our mortgage loans held for sale are sold with mortgage servicing rights retained. In these instances the Company recognizes income on these rights based on their estimate of their fair value. See “Mortgage Servicing Rights” below for additional information.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

A loan is considered impaired, based on current information and events, if it is probable that scheduled payments of principal or interest due according to the contractual terms of the loan agreement are uncollectible. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at historical interest rates; while collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. Internal asset classification procedures include a review of significant loans and lending relationships and certain related data. This data includes the borrower’s loan payment status, current financial data and factors such as cash flows and operating income or loss, among others.

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

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, the proceeds are allocated between the related loans and the retained mortgage servicing rights (“MSRs”) based on their relative fair values. Servicing assets and liabilities are amortized over the average period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). All servicing assets or liabilities are assessed for impairment or increased obligation based on their fair value. There were no impairments recognized during the years ended December 31, 2016, 2015 and 2014.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

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

Investment in Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to invest in Class B capital stock, par value $100, of the FHLB. The FHLB capital stock requirement is based on the sum of a membership stock component totaling 0.09% of the Bank’s total assets with a cap of $15.0 million, and an activity based component of 4.25% of outstanding FHLB advances. At December 31, 2016 and 2015, the Bank owned 15,737 and 23,693 shares of the FHLB’s capital stock, respectively. The Bank carries this investment at cost. Due to the redemption provisions of the FHLB’s capital stock, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2016 and 2015, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill created in a purchase business combination has an indefinite useful life that is not amortized. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has performed annual impairment testing and determined there was no goodwill impairment as of December 31, 2016 and 2015, respectively. Intangible assets with useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheet. Other intangible assets consist of core deposit intangibles (CDI) arising from branch acquisitions and will be amortized over 10 years.

Income Taxes. The Company has adopted FASB ASC 740-10 regarding uncertain income tax positions.  Under this standard, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority.  The standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure, and transition issues with respect to tax positions. The Company has determined that it had no material uncertain income tax positions as of December 31, 2016.  Also, the Company does not anticipate any increase or decrease in unrecognized tax benefits during the next twelve months that would result in a material change to its financial position.  The Company includes interest and penalties in the financial statements as a component of income tax expense; however, no interest or penalties are included in the Company's income tax expense for the years ended December 2016, 2015 and 2014, respectively. The Company and the Bank file a consolidated federal income tax return, and separate state income tax returns. The Company's income tax returns for years ended after December 31, 2012 are subject to examination by taxing authorities.

Accumulated Other Comprehensive Income. The following table presents the changes in accumulated other comprehensive income (AOCI), net of taxes:

	Unrealized Holding Gains(Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains(Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$125	$(22)	$103
Other comprehensive income (loss) before reclassifications	3,305	(232)	3,073
Amounts reclassified from AOCI	(8)	-	(8)
Net current period other comprehensive income (loss)	3,297	(232)	3,065
Balance at December 31, 2014	3,422	(254)	3,168
Other comprehensive income before reclassifications	152	7	159
Amounts reclassified from AOCI	(879)	-	(879)
Net current period other comprehensive income (loss)	(727)	7	(720)
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income before reclassifications	(973)	324	(649)
Amounts reclassified from AOCI	(289)	-	(289)
Net current period other comprehensive income (loss)	(1,262)	324	(938)
Balance at December 31, 2016	$1,433	$77	$1,510

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss). The Company's comprehensive income (loss) includes net income (loss) and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods and unrealized holding gains (losses) on cash flow hedging activities.

Marketing. Marketing costs are expensed as incurred.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. Topic 740, Income Taxes, prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held Through Related Parties That Are Under Common Control. The FASB issued this ASU to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. Stakeholders indicated that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This ASU addresses that diversity and its amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this ASU cover a wide range of Topics in the ASC. The amendments in this ASU represent changes to make corrections or improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Most of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU. The amendments in this ASU did not have a material impact on Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business.  If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU adds and amends SEC paragraphs pursuant to SEC Staff Announcements at the September 2016 and November 2016 Emerging Issues Task Force (EITF) meetings. The September announcement is about Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards are Adopted in a Future Period. The November announcement made amendments to conform the SEC Observer Comment on Accounting for Tax Benefits Resulting from Investments in Qualified Affordable Housing Projects to the guidance issued in ASU 2014-01. For public business entities, amendments to the Topics covered by this ASU are effective for various fiscal years beginning after December 15, 2017, 2018 and 2019, respectively, and interim periods within those fiscal years. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles-Goodwill and Other, currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public entities, the amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. Effective as of December 30, 2014, the Company entered into a pay-fixed receive-floating swap to hedge our $10.0 million floating rate Trust Preferred debt for an ensuing five year term. The primary objective of the swap is to minimize future interest rate risk. During 2016, the swap was restructured to lower the interest rate and extend the maturity date to December 30, 2024. See Note 23 below for additional information.

Compensated Absences. The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

Subsequent Events. We have evaluated subsequent events after December 31, 2016, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after December 31, 2016, that required adjustments to or disclosure in the Consolidated Financial Statements.

2. INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major category. The amortized cost and fair value of each category, with gross unrealized gains and losses at December 31, 2016 and 2015, are summarized as follows:

	Amortized	Gross	Gross	Fair
Securities available for sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
December 31, 2016
Government agencies	$16,797	$245	$47	$16,995
Mortgage-backed securities	93,124	2,155	163	95,116
Municipal securities	53,465	536	319	53,682
Corporate bonds	26,983	60	230	26,813
Total	$190,369	$2,996	$759	$192,606

December 31, 2015
Government agencies	$30,850	$541	$6	$31,385
Mortgage-backed securities	128,820	3,141	277	131,684
Municipal securities	55,534	1,305	8	56,831
Corporate bonds	28,744	-	349	28,395
Total	$243,948	$4,987	$640	$248,295

	Amortized	Gross	Gross	Fair
Securities held to maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
December 31, 2016
Government agencies	$510	$1	$-	$511
Total	$510	$1	$-	$511

December 31, 2015
Government agencies	$508	$2	$-	$510
Total	$508	$2	$-	$510

The following table presents a summary of realized gains and losses from the sale of available for sale investment securities:

	Years Ended December 31,
	2016	2015
	(In thousands)
Proceeds from sale	$40,631	$46,236

Gross realized gains on sales	594	1,429
Gross realized losses on sales	(127)	(11)
Total realized gains (losses), net	$467	$1,418

2. INVESTMENT SECURITIES (Continued)

The following table summarizes investment securities gross unrealized losses, fair value and length of time the securities were in a continuous unrealized loss position at December 31, 2016 and 2015. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2016
Government agencies	$6,766	$47	$-	$-	$6,766	$47
Mortgage-backed securities	27,586	163	-	-	27,586	163
Municipal securities	24,156	319	-	-	24,156	319
Corporate bonds	13,751	26	7,795	204	21,546	230
Total	$72,259	$555	$7,795	$204	$80,054	$759

December 31, 2015
Government agencies	$3,785	$12	$-	$-	$3,785	$12
Mortgage-backed securities	51,956	264	2,641	7	54,597	271
Municipal securities	1,530	8	-	-	1,530	8
Corporate bonds	16,115	120	11,280	229	27,395	349
Total	$73,386	$404	$13,921	$236	$87,307	$640

The following table summarizes the amortized cost and fair values of the investment securities portfolio at December 31, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available for sale:
Government agencies
Amortized cost	$-	$7,315	$9,482	$-
Fair value	-	7,292	9,703	-
Mortgage-backed securities
Amortized cost	-	69,188	7,124	16,812
Fair value	-	70,071	7,282	17,763
Municipal securities
Amortized cost	3,757	15,758	33,950	-
Fair value	3,775	16,050	33,857	-
Corporate bonds
Amortized cost	5,032	11,451	10,500	-
Fair value	5,028	11,460	10,325	-
Total Amortized cost	$8,789	$103,712	$61,056	$16,812
Total Fair value	$8,803	$104,873	$61,167	$17,763

Securities held to maturity:
Government agencies
Amortized cost	$510	$-	$-	$-
Fair value	511	-	-	-
Total Amortized cost	$510	$-	$-	$-
Total Fair value	$511	$-	$-	$-

United States government agency securities and mortgage-backed securities with an amortized cost of $32.6 million were pledged as collateral for public deposits at December 31, 2016, compared to $11.8 million at December 31, 2015. In addition, a government agency bond with an amortized cost of $510,000 and $508,000 was pledged as collateral on an interest rate swap transaction at December 31, 2016 and 2015, respectively.

2. INVESTMENT SECURITIES (Continued)

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

At December 31, 2016, the investment securities portfolio included 49 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Pennsylvania	$3,874	$3,897
California	3,679	3,709
Washington	3,384	3,305
Indiana	2,412	2,413
Texas	2,276	2,210
Florida	2,234	2,223
Alabama	1,821	1,803
Utah	1,791	1,747
Nevada	1,339	1,366
Other (10 states)	8,081	8,283
Total general obligation bonds	30,891	30,956
Revenue bonds:
New York	7,200	7,224
North Carolina	4,239	4,314
Mississippi	2,319	2,319
Oklahoma	2,252	2,285
Pennsylvania	1,901	1,954
Other (4 states)	4,663	4,630
Total revenue bonds	22,574	22,726
Total obligations of state and political subdivisions	$53,465	$53,682

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis of $2.4 million and total fair value of $2.4 million at December 31, 2016. Of this total, $2.4 million in amortized cost and $2.4 million in fair value are guaranteed by Assured Guaranty Municipal Corp.

2. INVESTMENT SECURITIES (Continued)

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,588	$8,635
Public improvements	6,125	6,144
Pension funding	1,901	1,954
Refunding bonds	1,631	1,601
Other	4,329	4,392
Total revenue bonds	$22,574	$22,726

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of December 31, 2016, this issue had an amortized cost of $2.9 million and fair value of $2.9 million.

3. LOANS HELD FOR SALE

The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to ASC 825, Financial Instruments, at December 31, 2016 and 2015, the Bank marked these mortgage loans to market. Mortgage loans held for sale at December 31, 2016 and December 31, 2015, had estimated fair market values of $5.1 million and $3.9 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at December 31, 2016 and 2015, respectively:

Forward Contracts	December 31, 2016		December 31, 2015
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$65	$6,036	$78	$2,882

4. LOANS HELD FOR INVESTMENT

The following table summarizes loans held for investment at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$67,264	9.6%	$68,229	11.2%
Residential construction	7,875	1.1	3,934	0.6
Residential lots and raw land	154	0.0	157	0.1
Total mortgage loans	75,293	10.7	72,320	11.9

Commercial loans and leases:
Commercial real estate	378,173	53.9	338,714	55.7
Commercial construction	56,118	8.0	42,987	7.1
Commercial lots and raw land	33,434	4.8	28,271	4.7
Commercial and industrial	67,980	9.7	45,481	7.5
Lease receivables	21,236	3.0	17,235	2.8
Total commercial loans and leases	556,941	79.4	472,688	77.8

Consumer loans:
Consumer real estate	16,967	2.4	17,239	2.8
Consumer construction	105	0.0	196	0.1
Consumer lots and raw land	8,975	1.3	9,643	1.6
Home equity lines of credit	36,815	5.3	29,709	4.8
Consumer other	6,347	0.9	6,070	1.0
Total consumer loans	69,209	9.9	62,857	10.3

Gross loans held for investment	701,443	100.0%	607,865	100.0%

Less deferred loan origination fees, net	801		850
Less allowance for loan and lease losses	8,673		7,867

Net loans held for investment	$691,969		$599,148

The Bank has pledged eligible loans as collateral for potential borrowings from the FHLB and the Federal Reserve Bank of Richmond (FRB). At December 31, 2016, the Bank pledged $278.6 million and $139.7 million of loans to the FHLB and FRB, respectively. See Note 13 below for additional information.

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents nonaccrual loans, including TDR loans, accounted for on a nonaccrual basis and segregated by class of financing receivables at the dates indicated.

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$773	$635
Residential lots and raw land	-	-
Commercial real estate	482	594
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	72	-
Lease receivables	-	95
Consumer real estate	94	148
Consumer lots and raw land	80	140
Home equity lines of credit	166	81
Consumer other	-	2
Total non-TDR loans accounted for on a nonaccrual status	1,667	1,695

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	161	-
Commercial real estate	652	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	-
Consumer real estate	149	159
Total Past Due TDRs	962	159

Current TDRs:
Residential real estate	163	809
Commercial real estate	-	534
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	170	-
Consumer lots and raw land	89	-
Total Current TDRs	422	1,343
Total TDR loans accounted for on a nonaccrual status	1,384	1,502
Total non-performing loans	$3,051	3,197
Percentage of total loans held for investment, net	0.4%	0.5%
Loans over 90 days past due, still accruing	$-	$115
Other real estate owned	3,229	6,125
Total non-performing assets	$6,280	$9,437

Cumulative interest income not recorded on loans accounted for on a nonaccrual basis was $115,318, $71,723 and $109,598 at December 31, 2016, 2015 and 2014, respectively.

4. LOANS HELD FOR INVESTMENT (Continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of December 31, 2016 and 2015:

	30-59	60-89	90 Days	Total		Total	Over 90
Past due loans held for	Days	Days	or More	Past		Financing	Days and
investment:	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2016
Residential real estate	$1,048	$176	$565	$1,789	$65,475	$67,264	$-
Residential construction	-	-	-	-	7,875	7,875	-
Residential lots and raw land	-	-	-	-	154	154	-
Commercial real estate	726	4	1,022	1,752	376,421	378,173	-
Commercial construction	-	-	-	-	56,118	56,118	-
Commercial lots and raw land	-	-	-	-	33,434	33,434	-
Commercial and industrial	-	-	72	72	67,908	67,980	-
Lease receivables	-	-	-	-	21,236	21,236	-
Consumer real estate	-	42	206	248	16,719	16,967	-
Consumer construction	-	-	-	-	105	105	-
Consumer lots and raw land	-	8	81	89	8,886	8,975	-
Home equity lines of credit	121	33	98	252	36,563	36,815	-
Consumer other	7	2	-	9	6,338	6,347	-
Total	$1,902	$265	$2,044	$4,211	$697,232	$701,443	$-

	30-59	60-89	90 Days	Total		Total	Over 90
Past due loans held for	Days	Days	or More	Past		Financing	Days and
investment:	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2015
Residential real estate	$2,238	$107	$354	$2,699	$65,530	$68,229	$115
Residential construction	120	-	-	120	3,814	3,934	-
Residential lots and raw land	-	-	-	-	157	157	-
Commercial real estate	1,054	227	103	1,384	337,330	338,714	-
Commercial construction	-	-	-	-	42,987	42,987	-
Commercial lots and raw land	69	-	-	69	28,202	28,271	-
Commercial and industrial	3	-	-	3	45,478	45,481	-
Lease receivables	-	-	95	95	17,140	17,235	-
Consumer real estate	429	113	237	779	16,460	17,239	-
Consumer construction	-	-	-	-	196	196	-
Consumer lots and raw land	211	-	140	351	9,292	9,643	-
Home equity lines of credit	122	72	34	228	29,481	29,709	-
Consumer other	3	2	1	6	6,064	6,070	-
Total	$4,249	$521	$964	$5,734	$602,131	$607,865	$115

4. LOANS HELD FOR INVESTMENT (Continued)

The following table presents information on loans that were considered impaired as of December 31, 2016 and 2015. Impaired loans include loans modified in a TDR, whether on accrual or nonaccrual status. At December 31, 2016, impaired loans included $1.9 million of impaired TDRs, compared to $2.4 million at December 31, 2015.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2016	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$597	$730	$-	$804	$32
Commercial real estate	6,581	6,645	-	7,742	408
Commercial lots and raw land	2,185	2,185	-	2,376	121
Commercial and industrial	102	102	-	59	5
Consumer real estate	221	232	-	257	8
Consumer lots and raw land	129	135	-	86	10
Home equity lines of credit	71	73	-	50	3
Consumer other	38	38	-	40	2
Subtotal:	9,924	10,140	-	11,414	589

With an allowance recorded:
Commercial real estate	287	287	-	579	15
Commercial and industrial	242	678	226	48	35
Consumer lots and raw land	647	647	144	687	34
Home equity lines of credit	23	25	23	18	3
Subtotal	1,199	1,637	393	1,332	87

Totals:
Residential	597	730	-	804	32
Commercial	9,397	9,897	226	10,804	584
Consumer	1,129	1,150	167	1,138	60
Grand Total	$11,123	$11,777	$393	$12,746	$676

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2015	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$1,087	$1,384	$-	$1,180	$62
Commercial real estate	9,521	9,573	-	10,883	564
Commercial construction	574	574	-	305	14
Commercial lots and raw land	2,616	2,616	-	2,764	139
Commercial and industrial	42	42	-	44	2
Consumer real estate	201	207	-	277	8
Consumer lots and raw land	50	50	-	55	3
Home equity lines of credit	50	51	-	56	2
Consumer other	42	42	-	44	2
Subtotal:	14,183	14,539	-	15,608	796

With an allowance recorded:
Commercial real estate	821	823	365	1,434	57
Commercial and industrial	14	14	14	61	2
Consumer real estate	79	79	30	100	2
Consumer lots and raw land	723	723	209	619	35
Subtotal	1,637	1,639	618	2,214	96

Totals:
Residential	1,087	1,384	-	1,180	62
Commercial	13,588	13,642	379	15,491	778
Consumer	1,145	1,152	239	1,151	52
Grand Total	$15,820	$16,178	$618	$17,822	$892

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

The following table presents information on risk ratings of the commercial and consumer held for investment loan portfolios, segregated by loan class as of December 31, 2016 and 2015:

December 31, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$72
2-Above Average	2,567	-	203	520
3-Average	112,489	13,986	2,237	14,331
4-Acceptable	237,473	40,819	22,042	48,305
5-Watch	17,869	1,184	7,027	1,890
6-Special Mention	3,424	129	1,384	672
7-Substandard	4,351	-	541	2,190
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$378,173	$56,118	$33,434	$67,980

4. LOANS HELD FOR INVESTMENT (Continued)

December 31, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,472	$105	$8,595	$36,474	$6,345
6-Special Mention	252	-	211	84	2
7-Substandard	243	-	169	257	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,967	$105	$8,975	$36,815	$6,347

December 31, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,406	$7,875	$154	$21,236
6-Special Mention	761	-	-	-
7-Substandard	1,097	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,264	$7,875	$154	$21,236

December 31, 2015
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$-
2-Above Average	2,788	-	160	3,757
3-Average	98,148	10,023	2,247	8,095
4-Acceptable	209,936	31,139	18,086	30,218
5-Watch	11,877	391	3,821	1,350
6-Special Mention	7,872	860	2,715	41
7-Substandard	8,093	574	1,242	2,020
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$338,714	$42,987	$28,271	$45,481

December 31, 2015
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,253	$196	$7,906	$29,523	$6,000
6-Special Mention	679	-	1,270	61	26
7-Substandard	307	-	277	125	44
8-Doubtful	-	-	190	-	-
9-Loss	-	-	-	-	-
Total	$17,239	$196	$9,643	$29,709	$6,070

December 31, 2015
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,977	$3,934	$157	$17,140
6-Special Mention	791	-	-	-
7-Substandard	1,461	-	-	95
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,229	$3,934	$157	$17,235

5. ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and unfunded commitments, for the years ended December 31, 2016, 2015 and 2014, is summarized as follows:

	Allowance for Loan and Lease Losses	Allowance for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2013	$7,609,467	$264,323	$7,873,790
Provisions for credit losses	1,100,000	25,407	1,125,407
Loans charged off	(1,316,082)	-	(1,316,082)
Recoveries	126,585	-	126,585
Balance at December 31, 2014	7,519,970	289,730	7,809,700
Provisions for credit losses	800,000	46,457	846,457
Loans charged off	(702,557)	-	(702,557)
Recoveries	249,110	-	249,110
Balance at December 31, 2015	7,866,523	336,187	8,202,710
Provisions for (recoveries of) credit losses	970,000	(24,564)	945,436
Loans charged off	(344,888)	-	(344,888)
Recoveries	181,537	-	181,537
Balance at December 31, 2016	$8,673,172	$311,623	$8,984,795

The following table presents a summary of activity in the allowance for credit losses, with charge-off and recovery by class of financing receivable, for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Allowance for loan and lease losses at beginning of period	$7,867	$7,520
Allowance for unfunded commitments at beginning of period	336	290
Total allowance for credit losses at beginning of period	8,203	7,810
Provision for loan and lease losses	970	800
Provision for (recovery of) unfunded commitments	(24)	46
Loans charged-off:
Residential real estate	(2)	(301)
Commercial real estate	(101)	(172)
Commercial construction	-	-
Commercial lots and raw land	-	(33)
Commercial and industrial	(2)	-
Lease receivables	-	-
Consumer real estate	(81)	(85)
Consumer lots and raw land	(78)	(85)
Home equity lines of credit	(23)	(13)
Consumer other	(58)	(13)
Total charge-offs	(345)	(702)
Recoveries of loans previously charged-off:
Residential real estate	3	1
Commercial real estate	35	83
Commercial construction	70	-
Commercial lots and raw land	11	4
Commercial and industrial	13	-
Consumer real estate	13	18
Consumer lots and raw land	2	8
Home equity lines of credit	7	36
Consumer other	27	99
Total recoveries	181	249
Net charge-offs	(164)	(453)
Allowance for loan and lease losses at end of period	8,673	7,867
Allowance for unfunded commitments at end of period	312	336
Total allowance for credit losses at end of period	$8,985	$8,203

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present a roll forward of the Company’s allowance for loan and lease losses by loan category based on loans either collectively or individually evaluated for impairment by class of financing receivable for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$(35)	$695	$66,667
Residential construction	47	-	-	42	89	7,875
Residential lots and raw land	2	-	-	-	2	154
Commercial real estate	4,065	(33)	32	498	4,562	371,305
Commercial construction	518	-	70	101	689	56,118
Commercial lots and raw land	303	-	-	62	365	31,249
Commercial and industrial	641	(2)	13	188	840	67,636
Lease receivables	196	-	-	30	226	21,236
Consumer real estate	198	(6)	13	(19)	186	16,746
Consumer construction	2	-	-	(1)	1	105
Consumer lots and raw land	125	(5)	-	13	133	8,199
Home equity lines of credit	351	(23)	1	86	415	36,721
Consumer other	71	(58)	27	37	77	6,309
Total	7,249	(127)	156	1,002	8,280	690,320
Individually evaluated for impairment:
Residential real estate	-	(2)	3	(1)	-	597
Commercial real estate	-	(68)	3	65	-	6,868
Commercial lots and raw land	365	-	11	(376)	-	2,185
Commercial and industrial	14	-	-	212	226	344
Consumer real estate	30	(75)	-	45	-	221
Consumer lots and raw land	209	(73)	2	6	144	776
Home equity lines of credit	-	-	6	17	23	94
Consumer other	-	-	-	-	-	38
Total	618	(218)	25	(32)	393	11,123
Grand Total	$7,867	$(345)	$181	$970	$8,673	$701,443

5. ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31, 2015
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$982	$(116)	$-	$(136)	$730	$67,142
Residential construction	17	-	-	30	47	3,934
Residential lots and raw land	11	-	-	(9)	2	157
Commercial real estate	3,516	(3)	48	504	4,065	328,372
Commercial construction	375	-	-	143	518	42,413
Commercial lots and raw land	377	-	-	(74)	303	25,655
Commercial and industrial	400	-	4	237	641	45,425
Lease receivables	172	-	-	24	196	17,235
Consumer real estate	250	-	18	(70)	198	16,959
Consumer construction	19	-	-	(17)	2	196
Consumer lots and raw land	152	-	-	(27)	125	8,870
Home equity lines of credit	405	(13)	1	(42)	351	29,659
Consumer other	52	(13)	99	(67)	71	6,028
Total	6,728	(145)	170	496	7,249	592,045
Individually evaluated for impairment:
Residential real estate	185	(185)	1	(1)	-	1,087
Commercial real estate	167	(169)	35	(33)	-	10,342
Commercial construction	-	-	-	-	-	574
Commercial lots and raw land	251	(33)	-	147	365	2,616
Commercial and industrial	-	-	-	14	14	56
Consumer real estate	19	(85)	-	96	30	280
Consumer lots and raw land	165	(85)	8	121	209	773
Home equity lines of credit	5	-	35	(40)	-	50
Consumer other	-	-	-	-	-	42
Total	792	(557)	79	304	618	15,820
Grand Total	$7,520	$(702)	$249	$800	$7,867	$607,865

6. TROUBLED DEBT RESTRUCTURINGS

The following table presents performing troubled debt restructured loans (TDRs) at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-	$-	$287	$-
Commercial real estate	461	765	1,132	1,887	5,901
Commercial construction	-	-	-	2,762	29
Commercial lots and raw land	-	-	-	-	1,667
Commercial and industrial	-	5	9	13	16
Consumer real estate	-	-	165	171	60
Consumer lots and raw land	95	107	60	69	667
Home equity lines of credit	-	-	-	-	-
Consumer other	-	-	56	18	26
Total	$556	$877	$1,422	$5,207	$8,366
Percentage of total loans, net	0.1%	0.1%	0.3%	1.1%	1.7%

6. TROUBLED DEBT RESTRUCTURINGS (Continued)

The following table presents a roll forward of the Bank’s performing TDRs for the years ended December 31, 2016 and 2015:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2016
Mortgage	$-	$-	$-	$-	$-
Commercial	770	92	-	(401)	461
Consumer	107	-	-	(12)	95
Total	$877	$92	$-	$(413)	$556

December 31, 2015
Mortgage	$-	$-	$-	$-	$-
Commercial	1,141	-	(8)	(363)	770
Consumer	281	-	-	(174)	107
Total	$1,422	$-	$(8)	$(537)	$877

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.

The following table presents a roll forward of the Bank’s non-performing TDRs for the years ended December 31, 2016 and 2015:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
December 31, 2016
Mortgage	$809	$-	$(2)	$(483)	$324
Commercial	534	-	-	288	822
Consumer	159	92	-	(13)	238
Total	$1,502	$92	$(2)	$(208)	$1,384

December 31, 2015
Mortgage	$834	$-	$-	$(25)	$809
Commercial	2,355	-	(162)	(1,659)	534
Consumer	51	-	(33)	141	159
Total	$3,240	$-	$(195)	$(1,543)	$1,502

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and loans previously designated as non-performing that are now current and performing in compliance with their modified terms.

During the year ended December 31, 2016, none of those loans modified as TDRs listed as additions in the tables above subsequently defaulted during the period.

In determination of the allowance for loan losses, the Bank considers TDRs and subsequent defaults in restructuring in its estimate. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write-down the carrying value of the loan.

7. OTHER REAL ESTATE OWNED

The following table reflects changes in other real estate owned (“OREO”) during the years ended December 31, 2016 and 2015.

	Balance			Fair Value	Balance
	12/31/2015	Additions	Sales, net	Adjustments	12/31/2016
	(In thousands)
Other Real Estate Owned	$6,125	$648	$(3,293)	$(251)	$3,229

	Balance			Fair Value	Balance
	12/31/2014	Additions	Sales, net	Adjustments	12/31/2015
	(In thousands)
Other Real Estate Owned	$7,756	$991	$(2,427)	$(195)	$6,125

Fair value adjustments are recorded in order to adjust the carrying values of OREO to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will adjust to the lesser fair value offer amount. At December 31, 2016, OREO consisted of residential and commercial properties, developed lots and raw land.

8. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:	December 31,
	2016	2015
Land	$2,817,308	$3,680,886
Office buildings and improvements	9,667,612	10,138,594
Furniture, fixtures and equipment	9,877,872	10,183,020
Vehicles	621,238	621,238
Projects/work in process	571,784	86,032
	23,555,814	24,709,770
Less accumulated depreciation	12,264,218	11,044,833
Total	$11,291,596	$13,664,937

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $1,360,545, $1,204,102 and $690,971 during the years ended December 31, 2016, 2015 and 2014, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rentals under these leases are as follows:

2017	$1,261,016
2018	1,054,861
2019	794,384
2020	607,366
2021	541,209
Thereafter	1,553,207
Total	$5,812,043

9. GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the years ended December 31, 2016, 2015 and 2014, respectively:

	Goodwill	Other Intangibles (1)	Total
Balance at December 31, 2013 (2)	$4,218,576	$7,860	$4,226,436
Amortization	-	(7,860)	(7,860)
Acquisitions (3)	-	2,182,909	2,182,909
Balance at December 31, 2014	4,218,576	2,182,909	6,401,485
Amortization	-	(287,395)	(287,395)
Acquisitions	-	-	-
Balance at December 31, 2015	4,218,576	1,895,514	6,114,090
Amortization	-	(284,327)	(284,327)
Acquisitions	-	-	-
Balance at December 31, 2016	$4,218,576	$1,611,187	$5,829,763

(1)	Includes the core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at December 31, 2016, 2015 and 2014, respectively:
(2)	CDI related to the acquisition of Green Street Financial Corp on November 30, 1999.
(3)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At December 31, 2016, the remaining life of the CDI was 8 years.

2017	$241,678
2018	223,002
2019	223,002
2020	223,002
2021	223,002
Thereafter	477,501
Total	$1,611,187

10. DEPOSITS

The following table presents the distribution of the Bank’s deposit accounts as of December 31, 2016 and 2015.

	12/31/2016	12/31/2015
	(In thousands)
Demand accounts:
Non-interest bearing checking	$196,917	$169,546
Interest bearing checking	189,401	173,934
Money market	82,698	72,442
Savings accounts	145,032	135,370
Certificate accounts	256,552	260,030
Total deposits	$870,600	$811,322

At December 31, 2016, the scheduled maturities of time deposits were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$17,487	$9,207	$26,694
Over three months through one year	104,980	13,528	118,508
Over one year through three years	78,254	11,694	89,948
Over three years	16,631	4,771	21,402
Total time deposits	$217,352	$39,200	$256,552

The aggregate amount of time deposits with balances of more than $250,000 was $39,199,506 and $35,556,760 at December 31, 2016 and 2015, respectively.

11. EMPLOYEE BENEFIT PLANS

First South Bank has adopted the First South Bank Employees’ Savings & Profit Sharing Plan and Trust (the “Savings Plan”) to help its employees save for retirement. During the years ended December 31, 2016, 2015 and 2014, employees may contribute from 1% to 100% of compensation, subject to an annual maximum as determined by the Internal Revenue Code. This plan is designed to qualify as a “Safe Harbor 401(k) Plan”. As a Safe Harbor 401(k) plan matching contributions are always fully vested for the employees. As of January 1, 2013, the Bank matches 100% of employees’ contributions up to 3% of their plan compensation, and an additional 50% of employees’ contributions between 3% and 5% of their plan compensation. In addition, the Savings Plan allows the Company to make a discretionary match and /or a discretionary profit sharing contribution to employee accounts. Expenses related to the Bank's contributions to this plan for the years ended December 31, 2016, 2015 and 2014 were $406,842, $369,969 and $295,683, respectively, and are included in the compensation and fringe benefits line item in the Consolidated Statements of Operations.

Directors and certain officers participate in deferred compensation plans. These plans provide for fixed payments beginning at retirement, and are earned over service periods of up to ten years, and include provisions for deferral of current payments. The expense related to these plans during the years ended December 31, 2016, 2015 and 2014 was $225,786, $175,232 and $165,222, respectively, and are included in the compensation and fringe benefits line item in the Consolidated Statements of Operations. The plans include provisions for forfeitures of unvested portions of payments, and vesting in the event of death or disability. The total liability under this plan was $1,338,306 and $1,282,087 as of December 31, 2016 and 2015, respectively, and is included in the other liabilities line item in the Consolidated Statements of Financial Condition.

12. STOCK-BASED COMPENSATION

The Company had two stock-based compensation plans at December 31, 2016. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”), (collectively, the “Plans”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At December 31, 2016, the 1997 Plan had 18,250 granted unexercised stock option shares. At December 31, 2016, the 2008 Plan includes 129,500 granted unexercised stock option shares, 11,750 granted nonvested restricted stock award shares and 803,350 shares available to be granted.

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

A summary of option activity under the Plans as of December 31, 2016 and 2015, and changes during the years then ended is presented below:

	Shares Available	Options Outstanding	Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	812,850	169,500	$11.38	$194,020
Options granted	(14,000)	14,000	8.01
Forfeited	7,250	(7,250)	7.15
Expired	-	(10,500)	19.54
Exercised	-	-	.00
Outstanding at December 31, 2015	806,100	165,750	$10.76	$234,380
Options granted	-	-	.00
Forfeited	2,050	(5,050)	19.66
Expired	-	(6,500)	28.27
Exercised	-	(6,450)	5.84
Restricted stock awards	(5,200)	-	8.15
Restricted stock forfeited	400	-	8.15
Outstanding at December 31, 2016	803,350	147,750	$9.91	$559,555

12. STOCK-BASED COMPENSATION (Continued)

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 2015. There were no grants awarded during the year ended December 31, 2016.

Year Ended:	December 31, 2015
Dividend growth rate	1.00%
Expected volatility	96.89%
Average risk-free interest rates	1.49%
Expected lives	7.0 years

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of December 31, 2016, including weighted-average remaining contractual term expressed in years ("Life") and weighted average exercise price (“Price”):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	91,500	5.96	$6.15	59,350	$5.63
$10.01 – 17.00	27,000	2.69	11.01	27,000	11.01
$17.01 – 26.00	29,250	1.25	20.65	29,250	20.65
	147,750	4.43	9.91	115,600	10.69

Following is a summary of nonvested option vesting changes during the years ended December 31, 2016 and 2015:

Year Ended:	December 31, 2016		December 31, 2015
	Shares	Price	Shares	Price
Nonvested at beginning of year	53,300	$6.67	62,700	$6.14
Granted	-	.00	14,000	8.01
Forfeited	(1,250)	8.36	(5,250)	7.22
Vested	(19,900)	5.94	(18,150)	5.71
Nonvested at end of year	32,150	7.09	53,300	6.67

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. During the year ended December 31, 2016, 3,000 restricted stock awards were granted with a four year vesting period and 2,200 restricted stock awards were granted with a five year vesting period. No restricted shares were issued in the year ended December 31, 2015.

Following is a summary of nonvested restricted stock awards at December 31, 2016 and 2015, and vesting changes during the respective periods:

	Shares	Price
Nonvested at December 31, 2014	13,900	$8.36
Granted	-	-
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at December 31, 2015	10,425	8.36
Granted	5,200	8.15
Vested	(3,475)	8.36
Forfeited	(400)	8.15
Nonvested at December 31, 2016	11,750	$8.27

For the years ended December 31, 2016, 2015 and 2014, net compensation expense charged to income for the Plans was $81,889, $68,705 and $59,798, respectively. Total unrecognized compensation cost on granted unexercised option shares was $89,168 at December 31, 2016, compared to $137,812 at December 31, 2015. That cost is expected to be recognized over the next 3.25 years. Total unrecognized compensation cost on nonvested restricted stock awards granted under the 2008 Plan was $62,299 at December 31, 2016, compared to $60,522 at December 31, 2015. That cost is expected to be recognized over the next 4.25 years.

12. STOCK-BASED COMPENSATION (Continued)

The following table reflects the impact of stock based compensation by increasing or reducing income before income taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Reduced net income before income taxes	$(81,889)	$(68,705)
Reduced net income	(70,653)	(68,705)
Reduced basic earnings per share	0.01	0.01
Reduced diluted earnings per share	0.01	0.01

13. BORROWED MONEY

The Bank had $17.0 million of FHLB borrowings outstanding at December 31, 2016, compared to $37.0 million at December 31, 2015. The Bank pledges its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At December 31, 2016 and 2015, the Bank had approximately $246.2 million and $228.2 million, respectively, of credit available with the FHLB. At December 31, 2016, the Bank had lendable collateral value with the FHLB totaling $217.8 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related interest rates at December 31, 2016:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
February 22, 2017	0.59%	$2,000
June 26, 2017	0.95%	2,000
June 26, 2017	0.79%	1,000
June 29, 2017	0.93%	1,000
June 22, 2018	1.33%	1,000
June 25, 2018	1.36%	2,000
June 25, 2018	0.87%	1,000
June 29, 2018	1.34%	1,000
June 24, 2019	1.05%	1,000
July 8, 2019	1.62%	2,000
June 29, 2020	1.98%	2,000
July 6, 2020	1.89%	1,000
		$17,000

14. INCOME TAXES

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014 (As restated)
Current:
Federal	$131,936	$53,145	$158,837
State	112,566	-	-
	244,502	53,145	158,837
Deferred:
Federal	2,500,785	1,493,055	816,263
State	215,852	291,129	373,909
	2,716,637	1,784,184	1,190,172
Total	$2,961,139	$1,837,329	$1,349,009

Reconciliations of the expected income tax expense at statutory tax rates with income tax expense reported in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014 (As restated)
Expected income tax expense at 34%	$3,373,617	$2,216,985	$1,849,135
State income taxes, net of federal income tax	243,008	196,070	246,780
Tax exempt interest	(554,156)	(573,939)	(515,920)
Cash surrender value of life insurance	(178,762)	(159,877)	(168,553)
Other expenses and adjustments	77,432	158,090	(62,433)
Total	$2,961,139	$1,837,329	$1,349,009

The components of deferred income tax assets and liabilities at December 31, 2016, and 2015 are as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Deferred directors' fees	$163,900	$174,370
Allowance for credit losses	2,918,535	2,823,230
Employee benefits	317,623	295,387
Unrealized loss on interest rate swap	-	146,940
Alternative minimum tax credits	508,774	347,860
Other	492,698	268,145
Net operating loss carryovers	2,346,457	4,873,610
Gross deferred tax asset	6,747,987	8,929,542
Valuation allowance	(78,110)	(84,650)
Total deferred tax asset	$6,669,877	$8,844,892
Deferred income tax liabilities:
Depreciation and amortization	608,528	387,564
Carrying value – land	359,800	366,400
Mortgage servicing rights	688,750	400,151
Deferred loan origination fees and costs	738,526	547,745
Unrealized gain on securities available for sale	805,542	1,651,712
Unrealized gain on interest rate swap	43,514	-
Loan mark-to-market	23,230	28,411
Total deferred tax liability	3,267,890	3,381,983
Net deferred income tax asset	$3,401,987	$5,462,909

At December 31, 2016, and 2015 the Bank had net operating loss carryovers for Federal income tax purposes of $6,671,609 and $13,601,447, respectively. Net operating loss carryovers for State income tax purposes were $3,944,944 and $9,436,277 for the same period. The federal net operating losses begin to expire in 2032 and state net economic losses begin to expire in 2024. Deferred tax assets are included in the other assets line item in the Consolidated Statements of Financial Condition. They represent the future tax benefit of deductible differences, and if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2016 and 2015, management has recorded a valuation allowance of $78,110 and $84,650, respectively. The valuation allowance is associated with North Carolina net losses at the Holding Company. Management determined that it is more likely than not that the remaining deferred tax asset at December 31, 2016 and 2015 will be realized and, accordingly, did not establish a valuation allowance.

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

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors. The Company’s capital amounts and ratios are not significantly different from the Bank. At December 31, 2016 and 2015 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements. As of December 31, 2016, the most recent report filing date with the FDIC, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since December 31, 2016, that management believes has changed the Bank's well capitalized category.

The Federal Reserve Board has approved and published final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules, among other things, (i) introduced CET1 as a new capital measure, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for the Bank and the Company on January 1, 2015. CET1 capital for the Company and the Bank consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50% , plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00% , plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00% , plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00% . The Bank’s actual regulatory capital amounts and ratios as of December 31, 2016 and 2015 are as follows:

			Minimum for Capital		Minimum to be
Regulatory Capital Requirements	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Total risk-based capital (1)	$96,502	13.009%	$63,978	8.625%	$74,178	10.00%
Tier 1 risk-based capital (1)	87,517	11.798%	49,143	6.625%	59,342	8.00%
Common equity Tier 1 risk-based capital (1)	87,517	11.798%	38,016	5.125%	48,215	6.50%
Tier 1 leverage capital	87,517	8.894%	39,360	4.000%	49,200	5.00%

December 31, 2015:
Total risk-based capital	$88,074	13.29%	$53,002	8.00%	$66,253	10.00%
Tier 1 risk-based capital	79,871	12.06%	39,752	6.00%	53,002	8.00%
Common equity Tier 1 risk-based capital	79,871	12.06%	29,814	4.50%	43,064	6.50%
Tier 1 leverage capital	79,871	8.67%	36,848	4.00%	46,060	5.00%

(1) Includes 0.625% phase in for capital conservation buffer to allow capital distributions and certain discretionary bonus payments.

16. EARNINGS PER SHARE

The following table provides a reconciliation of net income available to common stockholders and the average number of shares outstanding for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
			(As restated)
Net income-(numerator)	$6,961,262	$4,683,213	$4,089,622

Weighted average shares outstanding for basic EPS-(denominator)	9,493,700	9,521,392	9,619,124
Dilutive effect of stock options and restricted stock awards	29,065	21,009	19,034
Adjusted shares for diluted EPS	9,522,765	9,542,401	9,638,158

Net income per common share
Basic	$0.73	$0.49	$0.43
Diluted	$0.73	$0.49	$0.42

For the years ended December 31, 2016, 2015 and 2014, a total 85,000, 108,750 and 112,500, respectively, of incremental shares from stock options and restricted stock awards were anti-dilutive, because the exercise and grant prices of these incremental shares exceeded the average market price of the Company’s common stock. These 85,000, 108,750 and 112,500 incremental shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

17. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $371,956,972 and $297,493,516 at December 31, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

At December 31, 2016 and 2015, mortgage servicing rights reported in the consolidated statements of financial condition, net of amortization, were $2,148,905 and $1,265,589, respectively. During the year ended December 31, 2016, the Bank purchased approximately $778,000 MSRs of 452 high-quality Freddie Mac and Fannie Mae loans with an unpaid principal balance of $84.6 million. Excluding the purchased MSRs, during the years ended December 31, 2016 and 2015, the Bank recorded additional MSRs of $391,499 and $315,122, respectively, as a result of sales of loans. Amortization of MSRs during the years ended December 31, 2016 and 2015 aggregated $286,575 and $227,648, respectively. The fair value of recognized MSRs amounted to approximately $3,128,000 and $2,301,000 as of December 31, 2016 and 2015, respectively. The Bank's significant assumptions used to estimate their fair value include weighted average life, prepayment speeds, and expected costs to transfer servicing to a third party.

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

18. COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Commitments to extend credit	$112,070,000	$69,625,000
Undrawn balances on lines of credit and undrawn balances on credit reserves (overdraft protection)	54,186,000	50,797,000
Standby letters of credit	487,000	341,000
Total	$166,743,000	$120,763,000

19. PARENT COMPANY FINANCIAL INFORMATION

The Company's principal asset is its investment in the Bank. Following is the parent company’s Condensed Balance Sheets of December 31, 2016 and 2015; and Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014:

	December 31,
CONDENSED BALANCE SHEETS	2016	2015
Cash	$271,036	$20,942
Investment in wholly-owned subsidiary	96,164,812	91,815,084
Investment securities held-to-maturity	509,617	508,456
Investment in Preferred Trust I	310,010	310,010
Other assets	238,244	160,460
Total assets	$97,493,719	$92,814,952

Junior subordinated debentures	$10,310,000	$10,310,000
Other liabilities	-	334,178
Stockholders' equity	87,183,719	82,170,774
Total liabilities and stockholders' equity	$97,493,719	$92,814,952

	Years Ended December 31,
CONDENSED STATEMENTS OF INCOME	2016	2015	2014
			(As restated)
Income:
Equity in earnings of subsidiary	$7,448,666	$5,099,001	$4,347,843
Miscellaneous income	6,898	6,885	6,870
Total income	7,455,564	5,105,886	4,354,713

Expenses:
Interest on junior subordinated debentures	534,258	561,695	323,113
Miscellaneous expenses	211,149	75,170	75,000
Income tax expense (benefit)	(251,105)	(214,192)	(133,022)
Total expense	494,302	422,673	265,091
Net income	$6,961,262	$4,683,213	$4,089,622

19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2016	2015	2014
			(As restated)
Operating activities:
Net income	$6,961,262	$4,683,213	$4,089,622
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	81,889	68,705	59,798
Equity in undistributed earnings of subsidiary	(7,448,666)	(5,099,001)	(4,347,843)
Upstream dividend received from subsidiary	1,918,000	2,129,000	1,690,000
Other operating activities	(170,651)	(128,775)	(57,839)
Net cash provided by (used in) operating activities	1,341,834	1,653,142	1,433,738

Investing activities:
Purchase held-to-maturity investment	-	-	-
Sale of income tax receivable to subsidiary	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Financing activities:
Payment to repurchase common stock	(42)	(909,172)	(457,074)
Vesting of restricted stock awards	42	(954)	-
Additional equity investment in subsidiary	-	-	-
Cash paid for dividends	(1,091,740)	(953,010)	(962,551)
Net cash used in financing activities	(1,091,740)	(1,863,136)	(1,419,625)

Net increase (decrease) in cash	250,094	(209,994)	14,113
Cash at beginning of year	20,942	230,936	216,823
Cash at end of year	$271,036	$20,942	$230,936

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

20. FAIR VALUE MEASUREMENT (Continued)

Assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	12/31/2016	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$16,995	$16,995	$-	$-
Mortgage-backed securities	95,116	-	95,116	-
Municipal securities	53,682	-	53,682	-
Corporate bonds	26,813	-	26,813	-
Mortgage loans held for sale	5,099	-	5,099	-
Bank-owned life insurance	18,080	-	18,080	-
Interest rate swap	121	-	121	-
Total December 31, 2016	$215,906	$16,995	$198,911	$-

Description	12/31/2015	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$31,385	$31,385	$-	$-
Mortgage-backed securities	131,684	-	131,684	-
Municipal securities	56,831	-	56,831	-
Corporate bonds	28,395	-	28,395	-
Mortgage loans held for sale	3,944	-	3,944	-
Bank-owned life insurance	15,635	-	15,635	-
Interest rate swap	(394)	-	(394)	-
Total December 31, 2015	$267,480	$31,385	$236,095	$-

Assets measured at fair value on a non-recurring basis as of December 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	12/31/2016	Level 1	Level 2	Level 3
Impaired loans, net	$10,730	$-	$-	$10,730
Other real estate owned	3,229	-	-	3,229
Total December 31, 2016	$13,959	$-	$-	$13,959

Description	12/31/2015	Level 1	Level 2	Level 3
Impaired loans, net	$15,202	$-	$-	$15,202
Other real estate owned	6,125	-	-	6,125
Total December 31, 2015	$21,327	$-	$-	$21,327

Impaired loans at December 31, 2016 and 2015 include $9.9 million and $14.2 million, respectively, of loans identified as impaired; even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $251,420, $195,260 and $204,480 were made to OREO during the years ended December 31, 2016, 2015 and 2014, respectively. Net gains realized and included in earnings for the years ended December 31, 2016, 2015 and 2014 are reported in other revenues as follows:

	12/31/16	12/31/15	12/31/14
Gain on sale of OREO, net	$131,481	$40,351	$115,137

No liabilities were measured at fair value on a recurring or non-recurring basis as of December 31, 2016 or 2015.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at December 31, 2016 and 2015:

	Level in	December 31, 2016		December 31, 2015
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$22,855	$22,855	$19,426	$19,426
Interest-bearing deposits in other banks	Level 1	23,321	23,321	18,566	18,566
Securities available for sale	Level 1	16,995	16,995	31,385	31,385
Securities available for sale	Level 2	175,611	175,611	216,910	216,910
Securities held to maturity	Level 2	511	510	510	508
Loans held for sale	Level 2	5,099	5,099	3,944	3,944
Loans and leases HFI, net, less impaired loans	Level 2	678,911	681,239	586,494	583,946
Stock in FHLB of Atlanta	Level 2	1,574	1,574	2,369	2,369
Accrued interest receivable	Level 2	3,526	3,526	2,875	2,875
Interest rate swap	Level 2	121	121	(394)	(394)
Bank-owned life insurance	Level 2	18,080	18,080	15,635	15,635
Impaired loans HFI, net	Level 3	10,730	10,730	15,202	15,202
Mortgage servicing rights	Level 3	3,128	2,149	2,301	1,266
Financial liabilities:
Deposits	Level 2	$869,591	$870,600	$811,089	$811,322
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Real estate acquired in settlement of loans	$647,535	$991,517	$1,565,993
Cash paid for interest	2,869,422	3,041,544	2,748,812
Cash paid for income taxes	334,000	55,556	150,000
Transfer of premises to assets held for sale	1,083,320	-	-

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

23. JUNIOR SUBORDINATED DEBENTURES (Continued)

In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of December 31, 2016 related to a subsidiary Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The Trust Preferred Securities bear interest at three-month LIBOR plus 2.95% payable quarterly. Effective December 30, 2014, the Company swapped the interest rate on the Debentures to a fixed rate of 5.54% for the ensuing five year period. This strategy was executed to provide the Company with protection to a rising rate environment. During 2016, the Company restructured the terms of this swap to lower the fixed rate cost and extend its maturity. As a result the restructured fixed rate is 4.97% and the maturity date of the swap is December 30, 2024.

24. RELATED PARTY TRANSACTIONS

The Company had loans outstanding to executive officers, directors and their affiliated companies. Management believes that these loans are made and processed on the same basis as loans to non-related parties. An analysis of the activity with respect to such aggregate extensions of credit to related parties for the years ended December 31, 2016, 2015 and 2014 is as follows:

Extensions of credit at December 31, 2013	$3,540,691
New extensions of credit made during the year	-
Repayments during the year	(250,400)
Extensions of credit at December 31, 2014	$3,290,291
New extensions of credit made during the year	-
Repayments during the year	(399,789)
Extensions of credit at December 31, 2015	$2,890,502
New extensions of credit made during the year	60,000
Repayments during the year	(146,401)
Extensions of credit at December 31, 2016	$2,804,101

At December 31, 2016, 2015 and 2014, the Bank had deposit relationships with related parties of approximately $3.1 million, $4.7 million and $1.9 million, respectively.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 2016 and 2015 is as follows:

	Fourth	Third	Second	First
	(In thousands)
2016
Interest income	$9,336	$9,210	$8,998	$8,672
Interest expense	920	911	898	882
Net interest income	8,416	8,299	8,100	7,790
Provision for credit losses	200	220	325	225
Non-interest income	3,372	3,691	3,548	3,576
Non-interest expense	8,819	8,928	9,047	9,106
Income tax expense	775	948	664	574
Net income	$1,994	$1,894	$1,612	$1,461

Net income per common share
Basic	$0.21	$0.20	$0.17	$0.15
Diluted	$0.21	$0.20	$0.17	$0.15
Dividends per share	$0.03	$0.03	$0.03	$0.025

	Fourth	Third	Second	First
	(In thousands)
2015
Interest income	$8,569	$8,217	$7,901	$7,764
Interest expense	841	794	711	708
Net interest income	7,728	7,423	7,190	7,056
Provision for credit losses	325	335	140	-
Non-interest income	3,736	3,766	3,616	3,180
Non-interest expense	9,087	9,007	9,026	9,254
Income tax expense	484	610	486	257
Net income	$1,568	$1,237	$1,154	$725

Net income per common share
Basic	$0.17	$0.13	$0.12	$0.08
Diluted	$0.16	$0.13	$0.12	$0.08
Dividends per share	$0.025	$0.025	$0.025	$0.025

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

The annual report of management on the effectiveness of internal control over financial reporting is set forth below under “Management’s Annual Report on Internal Control Over Financial Reporting”

The attestation report issued by the Company’s independent registered public accounting firm is included in the

“Report of Independent Registered Public Accounting Firm” listed under Item 8 of this Report.

Management’s Annual Report on Internal Control Over Financial Reporting

[Letterhead of First South Bancorp, Inc.]

Management of First South Bancorp, Inc. and Subsidiaries (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of and for the year ended December 31, 2016. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework contained in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation conducted under the guidelines set forth in COSO, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2016.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process, affected by the Board of Directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting and compliance. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation, the Federal Reserve, and the appropriate state banking regulatory agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied with such laws during the year ended December 31, 2016.

Cherry Bekaert LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

First South Bancorp, Inc.

/s/ Bruce W. Elder	/s/ Scott C. McLean

Bruce W. Elder	Scott C. McLean
President and Chief Executive Officer	Executive Vice President and
March 15, 2017	Chief Financial Officer
March 15, 2017

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.  Executive Compensation. The information required by this Item 11, is contained in the Proxy Statement under the sections captioned “Proposal I — Election of Directors,” “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference. See “EXPLANATORY NOTE” on cover page of this Report for additional information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.
(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors – Security Ownership of Management” in the Proxy Statement.
(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2016.

Plan category:	(a) Number of securities to be issued upon exercise of outstanding options and unvested restricted shares	(b) Weighted-average exercise price of outstanding options and unvested restricted shares	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders			803,350
Stock options	147,750	$9.91
Restricted shares	11,750	8.27
Total	159,950	9.79
Equity compensation plans not approved by security holders	—	—	—
Total	159,500	$9.79	802,650

Item 13.  Certain Relationships and Related Transactions, and Director Independence. The information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors - Transactions with Related Persons” in the Proxy Statement.

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

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated herein by reference from Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First South Bancorp, Inc.
3.2	Bylaws of First South Bancorp, Inc., as amended May 26, 2016 (Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 27, 2016 (File No. 0-22219))
4.1	Form of Common Stock Certificate of First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A)
4.2	Junior Subordinated Indenture between First South Bancorp, Inc. and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.2	Change in Control Protective Agreements between Home Savings Bank, SSB, First South Bancorp, Inc. and Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.2(a)	Amendments dated December 18, 2008 to the Change in Control Protective Agreements with Sherry L. Correll and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.2(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Sherry L. Correll (Incorporated herein by reference from Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.3	Supplemental Income Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and Sherry L. Correll and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.3(a)	Amendment dated December 26, 2008 to the Supplemental Income Agreement, as amended and restated, with Sherry L. Correll (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.4	Supplemental Income Plan Agreement as Amended and Restated December 14, 1995 between Home Savings Bank, SSB and William L. Wall and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.4(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.5(a)	Amendment dated December 26, 2008 to the Director’s Deferred Compensation Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.6(a)	Amendment dated December 26, 2008 to the Director’s Retirement Plan Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*

10.7	Home Savings Bank, SSB Director’s Retirement Payment Agreements as Amended and Restated December 14, 1995 with Frederick N. Holscher and the 1996 Amendment Thereto (Incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-16335))*
10.7(a)	Amendment dated December 26, 2008 to the Director’s Retirement Payment Agreement, as amended and restated, with Frederick N. Holscher (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.8	Home Savings Bank, SSB Directors Retirement Plan Agreement with Marshall Singleton and the 2004 Amendment thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))*
10.8(a)	Amendment dated December 26, 2008 the Director’s Retirement Plan Agreement, as amended and restated, with Marshall T. Singleton (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.9	First South Bancorp, Inc. 1997 Stock Option Plan, as amended (Incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 1999 (File No. 0-22219))*
10.10	First South Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on June 2, 2008 (File No. 0-22219))*
10.11	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc. and J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 0-22219))*
10.11(a)	Amendment dated February 29, 2012, to the Change-in-Control Protective Agreement with J. Randall Woodson dated October 3, 2008 (Incorporated herein by reference from Exhibit 10.11(a) to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.12	Change in Control Protective Agreement between First South Bank, First South Bancorp, Inc. and William L. Wall, as amended and restated April 24, 2008 (Incorporated herein by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 (File No. 0-22219))*
10.12(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement, as amended and restated, with William L. Wall (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.13	Trust Preferred Securities Guarantee Agreement between First South Bancorp, Inc., and The Bank of New York dated September 26, 2003 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 0-22219))
10.14	Supplemental Income Plan Agreement dated September 5, 2002 between First South Bank and Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.14(a)	Amendment dated December 26, 2008 to the Supplemental Income Plan Agreement with Kristie W. Hawkins (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15	Change in Control Protective Agreement dated July 8, 2002 between First South Bank and First South Bancorp, Inc. and Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(a)	Amendment dated December 18, 2008 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 0-22219))*
10.15(b)	Amendment dated March 30, 2012 to the Change in Control Protective Agreement with Paul S. Jaber (Incorporated herein by reference from Exhibit 10.15(b) to the Company’s Current Report on Form 8-K filed on March 30, 2012 (File No. 0-22219))*
10.16	Change-in-Control Protective Agreement between First South Bank, First South Bancorp, Inc., and John F. Nicholson dated February 29, 2012 (Incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 5, 2012 (File No. 0-22219))*
10.17	Employment Agreement between First South Bancorp, Inc., First South Bank, and Bruce W. Elder dated June 28, 2012 (Incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 0-22219))*
10.18	Change-in-Control Protective Agreement between First South Bancorp, Inc., First South Bank, and Scott C. McLean dated October 27, 2012 (Incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 31, 2012 (File No. 0-22219))*
10.19	Asset Purchase Agreement by and between First South Bank and Emerald Portfolio, LLC dated as of February 20, 2013(Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012 (File No. 0-22219))

10.20	Salary Continuation Agreement between First South Bank and Bruce W. Elder dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.21	Salary Continuation Agreement between First South Bank and Paul S. Jaber dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.22	Salary Continuation Agreement between First South Bank and Scott C. McLean dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.23	Salary Continuation Agreement between First South Bank and John F. Nicholson, Jr. dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.24	Salary Continuation Agreement between First South Bank and J. Randy Woodson dated June 3, 2014 (Incorporated herein by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 0-22219))*
10.25	Purchase and Assumption Agreement dated as of September 2, 2014, between Bank of America, N.A. and First South Bank (Incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 3, 2014 (File No. 0-22219))
16.1	Letter from Turlington and Company, L.L.P. regarding Change in Registrant’s Certifying Accountant (Incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015 (File No. 0-22219))
21	Subsidiaries of the Registrant
23.1	Consent of Cherry Bekaert LLP
23.2	Consent of Turlington and Company, L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statements and Schedules. See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
By:	/s/ Bruce W. Elder	March 15, 2017
Bruce W. Elder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce W. Elder	March 15, 2017
Bruce W. Elder
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Scott C. McLean	March 15, 2017
Scott C. McLean
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Lindsey A. Crisp	March 15, 2017
Lindsey A. Crisp.
Director

/s/ Steve L. Griffin	March 15, 2017
Steve L. Griffin
Director

/s/ Frederick N. Holscher	March 15, 2017
Frederick N. Holscher
Director

/s/ L. Steven Lee	March 15, 2017
L. Steven Lee
Director

/s/ Marshall T. Singleton	March 15, 2017
Marshall T. Singleton
Director

