Form 10-K/A
period 2016-12-31
FIRST SOUTH BANCORP INC /VA/
filed 2017-04-28
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-22219

FIRST SOUTH BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	56-1999749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 Carolina Avenue, Washington, North Carolina	27889-2047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 993-7664

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

The exhibits listed in the Exhibit Index of the registrant’s original Form 10-K filed on March 15, 2017 are incorporated by reference into Part IV, Item 15 of this Form 10-K/A.

EXPLANATORY NOTES

1.	First South Bancorp, Inc. (the “Company”) meets the “accelerated filer” requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933 in this Annual Report on Form 10-K/A.

2.	The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), solely to include certain disclosure originally intended to be incorporated by reference from the definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to General Instruction G (3) of Form 10-K.

The Company is not amending or restating its financial results as originally reported in its 2016 Form 10-K.

This Amendment No. 1 to the Company’s 2016 Form 10-K, amends and supersedes the following items in their entirety as set forth below: Items 10, 11, 12, 13, 14 of Part III of the Company’s 2016 Form 10-K filed with the Securities and Exchange Commission on March 15, 2017. Except as stated herein, no other revisions are being made to the Registrant’s 2016 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2016 Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and the Registrant’s filings with the Commission subsequent to December 31, 2016.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

General. The Company’s Board of Directors (the “Board”) currently consists of six members. The Company’s Articles of Incorporation require that directors be divided into three classes, as nearly equal in number as possible, with approximately one-third of the directors elected each year.

Under Virginia law and the Company’s Bylaws, directors are elected by a plurality of the votes present in person or by proxy at a meeting at which a quorum is present.

The following table sets forth for each director of the Company, their age, the year they first became a director of the Company and the expiration of their term as a director. Each director of the Company also is a member of the Board of Directors of the Company’s wholly owned subsidiary, First South Bank (the “Bank”). All of the directors are independent under the current listing standards of the NASDAQ Stock Market, except for Mr. Elder, because he is an employee of the Company and the Bank. In determining the independence of the directors, the Board also considers transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in the Company’s proxy statement or pursuant to Item 13 of this Annual Report on Form 10-K.

Name	Age	Year First Elected as Director of the Company	Current Term to Expire	Position(s) Held
Marshall T. Singleton	77	1996	2017	Director
Lindsey A. Crisp	45	2015	2018	Director
Steve L. Griffin	63	2015	2018	Director
Frederick N. Holscher	69	1996	2018	Director
Bruce W. Elder	54	2012	2019	Director, President and Chief Executive Officer
L. Steven Lee	66	2013	2019	Director

Qualifications of Directors. A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors should serve as a director of the Company is presented below. Each of these directors brings a unique perspective and set of qualifications to the Board. Many are natives of eastern North Carolina and are connected to the local community and the Bank’s market area through their professional pursuits and civic involvement. The Company’s directors have attended many educational programs sponsored by the North Carolina Bankers Association, as well as recurring training sessions with accountants, attorneys and consultants in order to keep them current and informed on key banking issues and strategies.

Marshall T. Singleton has been a director of the Bank since 1990. In March 2014, Mr. Singleton retired and sold B.E. Singleton & Sons, a highway construction firm in Washington, NC, of which he was a co-owner for 54 years. Mr. Singleton attended the Citadel University studying engineering. He has served on the boards and as a member of many local civic and service organizations including the Salvation Army, Washington/Beaufort County Chamber of Commerce, Turnage Theater Foundation, Committee of 100 and was a former local advisory board member of First Citizens Bank. He also serves as chairman of the board of trustees of the First United Methodist Church of Washington, NC. Mr. Singleton currently serves as Vice-Chairman of the Board of both the Company and the Bank.

Lindsey A. Crisp has been a director of the Company and the Bank since March 2015. Mr. Crisp is a graduate of East Carolina University, Greenville, NC, with a BS degree in accounting, and is a Certified Public Accountant. He is also a Chartered Global Management Accountant. He joined Carver Machine Works, Inc. of Washington, NC in 2005, and currently serves as its President, Chief Executive Officer and as a Board Member. He was previously employed with Dixon Hughes LLP, Certified Public Accountants (now Dixon Hughes Goodman LLP) from 2001 to 2005 as a Manager and a Senior Manager. He has financial oversight responsibilities of his company, and with his former positions with Dixon Hughes LLP, he gained the experience necessary to read and understand fundamental financial statements, income tax returns, business valuations and sales and legal proceedings. Mr. Crisp has previously served as an Advisory Board Member of Wells Fargo Bank in Washington, NC. He currently serves as Chairman of the Beaufort County Director’s Council for Vidant Health. He is a former Commissioner of the Greenville Housing Authority, Greenville, North Carolina; former Treasurer of the North Carolina Aerospace Alliance; former Board Member of the East Carolina University Engineering Advisory Board; former Board Member of the Beaufort County Committee of 100; and was previously a Certified Valuation Analyst.

Steve L. Griffin has been a director of the Company and the Bank since March 2015. Mr. Griffin attended North Carolina State University, Raleigh, NC. He has also attended the Monsanto Corporation’s Leadership School. He is self-employed in the agricultural sector and is President and owner of Griffin Farms, Inc., and owner of Gold Petiole Farms LLC and Big Swamp LLC. He has the financial oversight responsibilities of his companies and has gained the experience necessary to read and understand fundamental financial statements. Mr. Griffin has previously served as an Advisory Board Member of Wells Fargo Bank in Washington, NC. He currently serves as President of the North Carolina Small Grain Growers Association and on the Board of Directors of the Old Ford Fire Department. He is a member of the following organizations: Beaufort County Farm Service Agency Committee, past Chairperson; Beaufort County Farm Bureau, past President; North Carolina Peanut Growers Association, past Director; and North Carolina Tobacco Growers Association.

Frederick N. Holscher has been a director of the Bank since 1985 and currently serves as general counsel for the Bank. Mr. Holscher is a graduate the University of North Carolina at Chapel Hill, with a degree in political science. He is also a graduate of the UNC-Chapel Hill law school and is currently an attorney and president of the law firm of Rodman, Holscher, Peck & Edwards, P.A., located in Washington, NC and he has been with the firm since 1973. He is an active member of the Beaufort County Bar Association, the Second Judicial District Bar Association and the North Carolina Bar Association. He has served on the boards of many local and statewide civic and service organizations including the Salvation Army, Washington Board of Realtors, Washington/Beaufort County Chamber of Commerce and the Eastern Region of Friends of the Institute of Government. Mr. Holscher currently serves as Chairman of the Board of both the Company and the Bank, and has previously served as Vice-Chairman of both boards, respectively.

Bruce W. Elder has been a director of the Company and the Bank since August 2012, and also serves as President and Chief Executive Officer of each of them. Prior to joining the Bank, Mr. Elder was employed with Crescent Financial Corporation and Crescent State Bank of Cary, NC from 1998 to 2012, serving as Senior Vice President and Chief Financial Officer; and with Mutual Community Savings Bank of Durham, NC, serving as Chief Financial Officer. Mr. Elder is a graduate of North Carolina State University, with a degree in accounting. He is also a Certified Public Accountant in the State of North Carolina and the Commonwealth of Virginia. Mr. Elder serves on the boards of the North Carolina Bankers Association and the Beaufort County Committee of 100.

L. Steven Lee has been a director of the Company and the Bank since January 2013. He is a graduate of Chowan College, with a degree in business administration, and the General Motors Merchandizing and Management School. He is owner, President and General Manager of Lee Chevrolet, Inc. in Washington, NC, which he joined in 1972. He has financial oversight responsibilities of his business, and has the experience necessary to read and understand fundamental financial statements. Mr. Lee is a member of the National Automobile Dealers Association (NADA) and the North Carolina Automobile Dealers Association (NCADA). He currently serves on the board of directors of the NCADA and previously served on the board of directors of the Dealers Choice Mutual Insurance Company. He is a member of the Kiwanis Club and the Washington Yacht and Country Club, having served as a member of the board of directors of each organization.

Director Relationships. No director is a director or nominee of a corporation with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any corporation registered as an investment company under the Investment Company Act of 1940.

There are no family relationships among the Company’s directors and executive officers.

Executive Officers Who are Not Directors. The following sets forth information with respect to executive officers who do not serve on the Board of Directors.

Name	Age	Title (1)
Sherry L. Correll	62	Executive Vice President - Director of Bank Operations
Paul S. Jaber	60	Executive Vice President - Mortgage Banking
Scott C. McLean	52	Executive Vice President - Chief Financial Officer of the Company and the Bank
John F. Nicholson, Jr	66	Executive Vice President - Chief Credit Officer
J. Randall Woodson	56	Executive Vice President - Chief Banking Officer

(1)	All positions are with the Bank unless indicated otherwise.

Sherry L. Correll joined the Bank in 1985 and currently serves as Executive Vice President and Director of Bank Operations. Prior to 2008, she served as Executive Vice President of Deposit Operations.

Paul S. Jaber joined the Bank in 2002 and currently serves as Executive Vice President of Mortgage Banking. Prior to joining the Bank, Mr. Jaber served as Senior Vice President of Mortgage Banking of Triangle Bank in Raleigh, NC from 1999 to 2001 and as Senior Vice President of Mortgage Banking of United Federal Savings Bank of Rocky Mount, NC from 1979 to 1999.

Scott C. McLean joined the Bank in October 2012 and currently serves as Executive Vice President and Chief Financial Officer of the Company and the Bank. Prior to joining the Bank, Mr. McLean served as Executive Vice President, Chief Financial Officer and Chief Risk Officer of KeySource Commercial Bank in Durham, NC from 2007 to 2012. Prior to that, he was employed in various financial accounting and auditing capacities with Southern Community Bank and Trust, Bank of America N.A., Signet Bank and the Federal Reserve Bank of Richmond. Mr. McLean is a Certified Public Accountant and has a certification as a Commissioned Bank Examiner of the Federal Reserve System.

John F. Nicholson, Jr. joined the Bank in 2006 as Senior Vice President and Credit Risk Manager and became Executive Vice President and Chief Credit Officer in 2008. Prior to joining the Bank, Mr. Nicholson served as a Senior Business Intermediary from 2001 to 2006 with C. J. Harris & Company. Prior to that, Mr. Nicholson had twenty-three years of banking experience in various credit administration, commercial/corporate lending, and management capacities with Wachovia Bank and United Carolina Bank. Most recently he served as Senior Vice President and Senior Credit Administrator with United Carolina Bank in Raleigh, NC.

J. Randall Woodson joined the Bank in 2008 and currently serves as Executive Vice President and Chief Banking Officer. Prior to joining the Bank, Mr. Woodson was employed with Crestar Bank from 1984 to 1998 in various commercial loan capacities. Mr. Woodson joined Valley Bank of Roanoke, VA in 1998 as Senior Loan Officer and served as Chief Lending Officer from 2000 to 2005 and most recently served with Valley Bank as Executive Vice President and Chief Operating Officer from 2005 to 2007.

Audit Committee of the Board of Directors. The Audit Committee is a separately standing committee of the Board and has been established for the purpose described in Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Directors Lee, Singleton and Crisp, who currently serves as Chairperson. The members of the Audit Committee are “independent,” as “independent” is defined in Rule 5605(a)(2) of the NASDAQ Stock Market Rules. The function of the Audit Committee is to select the independent auditors to be engaged by the Company, to review and approve audit reports prepared by the independent auditors, to review and approve audit policies, and to review and approve annual and quarterly Securities and Exchange Commission (“SEC”) filings. The Company’s Board of Directors has determined that one member of the Audit Committee, Lindsey A. Crisp, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. Under this definition, an “audit committee financial expert” is a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of generally accepted accounting principles (“GAAP”) in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions. Director Crisp is “independent,” as such term is defined in Rule 5605(a)(2) of the NASDAQ Stock Market Rules. The Board has adopted a Charter for the Audit Committee, and it is available on the Company’s Internet website located at www.firstsouthnc.com. The Audit Committee met eight times during the year ended December 31, 2016, including four conference call meetings for which no fees were paid.

Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to regulations promulgated under the Exchange Act, the Company’s officers and directors and all persons who own more than 10% of the Company’s Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company’s review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during the year ended December 31, 2016, all Reporting Persons have complied with these reporting requirements in a timely manner.

Code of Ethics. The Company has adopted a Code of Ethics for Directors, Officers and Employees that applies to the Company’s Board, Principal Executive Officer, and Principal Financial and Accounting Officer. The Company has posted such Code of Ethics on its Internet website and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, the Code of Ethics by posting such information on its Internet website. The Company’s Internet website may be accessed at www.firstsouthnc.com.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table. The following information is furnished for the principal executive officer of the Company and the two other most highly compensated executive officers who received total compensation of $100,000 or more, during the years ended December 31, 2016 and 2015, hereinafter referred to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	Stock Awards (2) ($)	All Other Compensation (3)(4) ($)	Total ($)
Bruce W. Elder President and Chief Executive Officer of the Company and the Bank	2016 2015	$290,000 290,000	$57,637 27,768	$6,360 6,360	$7,106 7,106	$67,753 62,593	$428,856 393,827
Scott C. McLean Executive Vice President and Chief Financial Officer of the Company and the Bank	2016 2015	190,000 187,200	37,762 18,193	4,180 4,180	4,598 4,598	22,097 17,239	258,637 231,410
J. Randall Woodson Executive Vice President and Chief Banking Officer of the Bank	2016 2015	220,375 220,375	43,799 21,101	- -	5,434 5,434	30,669 21,041	300,277 267,951

(1)	Reflects the dollar value of bonus earned by the named executive officer during the fiscal year indicated.
(2)	Reflects the dollar amount of stock based compensation recognized for financial statement reporting purposes in accordance with ASC 718 - “Compensation-Stock Compensation” based upon a fair value of stock option and restricted stock awards. See Note 12 of “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.
(3)	Executive officers of the Company and the Bank receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such perquisites and other personal benefits received by any named executive officer in each of fiscal 2016 and 2015 did not exceed $10,000.
(4)	For all the named executive officers, the amount shown consists of matching contributions under the Bank’s 401(k) Plan, life insurance premiums and the cost associated with the Salary Continuation Agreements described below. For Mr. Elder, the amount shown also includes $30,250 and $34,200 in Board of Directors fees for 2016 and 2015, respectively.

Employment Agreement. The Company and the Bank maintain an employment agreement with Bruce W. Elder, President and Chief Executive Officer of the Company and the Bank. The employment agreement has an initial term of three years, which commenced on March 19, 2012. On each anniversary of the commencement of the initial term, the term of the employment agreement is automatically extended for one additional year beyond the then-effective expiration date, unless the Board of Directors determines not to extend the term. If the Board of Directors determines not to extend the term of the employment agreement, it must notify Mr. Elder in writing at least 60 calendar days before the anniversary date. Unless sooner terminated, Mr. Elder’s employment will terminate when he reaches age 65.

As of December 31, 2016, the annual base salary under Mr. Elder’s employment agreement was $290,000. The employment agreement provides that Mr. Elder’s salary is reviewed at least annually by the Compensation Committee. Mr. Elder’s salary shall be increased no more frequently than annually to account for cost of living increases and may be increased beyond this amount at the discretion of the Compensation Committee. Mr. Elder’s salary cannot be reduced. In addition to base salary, Mr. Elder is entitled to participate in any and all officer or employee compensation, bonus, incentive, stock option, and benefit plans, including plans providing pension, medical, dental, disability, and group life insurance benefits. Mr. Elder is also entitled to reimbursement for all reasonable business expenses and paid annual vacation and sick leave. The employment agreement also provides Mr. Elder with certain benefits and payments upon termination of his employment. See “—Potential Post-Termination and Change in Control Benefits—Employment Agreement” below for additional information.

The employment agreement further provides that the Company and the Bank shall indemnify Mr. Elder against expenses actually and reasonably incurred by him in connection with any claims arising out of his activities as an officer, employee, or agent of the Company or the Bank or as a person who is serving or has served as a director, officer, employee, agent, or trustee of an affiliated corporation, joint venture, or other enterprise in which the Company or the Bank has an ownership interest. This indemnification obligation is subject to certain exclusions. In addition, during the term of the employment agreement, the Company and the Bank are required to maintain liability insurance covering Mr. Elder.

The employment agreement also includes confidentiality and noncompetition provisions. Under the confidentiality provisions, Mr. Elder has agreed not to disclose certain confidential information concerning the Company or the Bank to outside parties. The noncompetition covenant provides that Mr. Elder will not “Compete” (as defined in the employment agreement) with the Company or the Bank within Beaufort County, North Carolina, or within a 25-mile radius of any full-service office of the Bank (the “Relevant Market”) under certain circumstances. If Mr. Elder’s employment is terminated by the Company or the Bank without “Cause” (as defined in the employment agreement) or by Mr. Elder with “Good Reason” (as defined in the employment agreement), then he may not Compete with the Company or the Bank in the Relevant Market for a period of 6 months from his termination date. If Mr. Elder terminates his employment without Good Reason, he may not compete with the Company or the Bank in the Relevant Market for a period of 12 months from his termination date. The noncompetition covenant becomes null and void upon a “Change in Control” (as defined in the employment agreement) of the Company or the Bank.

Change in Control Protective Agreements. As of December 31, 2016, the Company and the Bank maintained change in control protective agreements with Scott C. McLean and J. Randall Woodson (the “executives”). The protective agreements for Messrs. McLean and Woodson will remain in effect until the earlier of (a) 12 months from the effective date of their respective agreements, or (b) the date on which the executives terminate employment with the Bank, provided that the rights under the protective agreements will continue following termination of employment if the applicable protective agreement was in effect, at the date of the change in control. On each anniversary date of the effective date of the protective agreements, the term of the protective agreements may be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the executives have met the required performance standards and that such protective agreements should be extended. The protective agreements provide Messrs. McLean and Woodson with certain benefits and payments upon termination of their employment in connection with a “change in control” (as defined in the agreement). See “—Potential Post-Termination and Change in Control Benefits – Change in Control Protective Agreements” below for additional information.

2013 Survivor Income Benefit Plan. The Bank established the 2013 Survivor Income Benefit Plan effective as of July 1, 2013. The purpose of this plan is to retain and reward certain employees of the Bank by providing death benefits to the designated beneficiary of each employee participating in the plan. In 2013, the Bank purchased single-premium life insurance policies on the lives on the participating employees. The Bank owns these life insurance policies and is also the beneficiary under the policies. In the event of the death of a participating employee, the Bank would receive the proceeds of the life insurance policy on the employee. This provides financial protection to the Bank in the event of the death of a participating employee.

As compensation to each participating employee for agreeing to allow the Bank to purchase an insurance policy on his or her life, the Bank has agreed to provide a lump sum cash payment to the participating employee’s beneficiary within ninety days following the death of the employee. This death benefit is payable from the Bank’s general assets, so long as one of the Bank’s general assets is a life insurance policy on the participating employee’s life. If a participating employee leaves the employ of the Bank, the death benefit is no longer payable to the employee’s beneficiary. Each of the named executive officers is a participant in the 2013 Survivor Income Benefit Plan. The death benefit payable to the beneficiary of each named executive officer is $100,000.

Salary Continuation Agreements. The Bank has entered into separate Salary Continuation Agreements with Messrs. Elder, McLean and Woodson. Under the terms of the salary continuation agreements, the named executive officers are entitled to cash payments in the event of their retirement, certain employment terminations, disability, death, or a change in control of the Bank. The purpose of the salary continuation agreements is to encourage the named executive officer’s continued employment with the Bank and to provide them with an additional incentive to achieve the Bank’s corporate objectives. See “—Potential Post-Termination and Change in Control Benefits – Salary Continuation Agreements” below for additional information.

Outstanding Equity Awards. The following tables provide information concerning exercisable and unexercisable stock option awards, and vested and non-vested restricted stock awards that were outstanding for each named executive officer as of December 31, 2016.

Stock Option Awards
Name	Number of Securities Underlying Unexercised Options, Number Exercisable	Number of Securities Underlying Unexercised Options, Number Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bruce W. Elder	15,000	5,000 (1)	$4.12	3/22/22
Scott C. McLean	7,500	2,500 (2)	$5.58	10/27/22
J. Randall Woodson	7,500 5,000 12,000 5,000 6,000	-- -- -- -- --	$21.41 17.27 10.62 10.91 5.40	1/24/18 9/30/18 3/31/19 2/25/20 2/28/21

(1)	5,000 options vest on March 22, 2017.
(2)	2,500 options vest on October 27, 2017.

Restricted Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (4)
Bruce W. Elder	1,700 (1)	$14,212
Scott C. McLean	1,100 (2)	$ 9,196
J. Randall Woodson	1,300 (3)	$10,868

(1)	850 restricted shares each vest on February 14, 2017 and 2018, respectively.
(2)	550 restricted shares each vest on February 14, 2017 and 2018, respectively.
(3)	650 restricted shares each vest on February 14, 2017 and 2018, respectively.
(4)	The amounts shown are based on the award price of $8.36 for unvested shares.

Potential Post-Termination and Change in Control Benefits. The Bank maintains certain arrangements with its named executive officers that provide for termination and change in control benefits. The information below describes [and quantifies] certain compensation that would have become payable under our existing plans and arrangements if a named executive officer’s employment had terminated in connection with certain events on December 31, 2016, given the named executive officer’s compensation levels and, if applicable, based on our stock price as of that date. These benefits are in addition to benefits generally made available to our salaried employees, such as accrued vacation and distributions from our tax-qualified plans.

Employment Agreement. Under Mr. Elder’s employment agreement, if the Company or the Bank terminates Mr. Elder’s employment without Cause or if Mr. Elder terminates his employment with Good Reason, he will be entitled to a payment equal to his remaining base salary due under the agreement. The employment agreement further provides that if Mr. Elder’s employment terminates involuntarily but without Cause or if Mr. Elder voluntarily terminates his employment with Good Reason, the Bank will provide for the continuation of his life and medical insurance benefits until the first to occur of (1) Mr. Elder’s return to employment (either with the Bank or another employer), (2) Mr. Elder’s 65th birthday, (3) Mr. Elder’s death, or (4) the end of the term remaining under the employment agreement at the time of termination of Mr. Elder’s employment.

The employment agreement also provides Mr. Elder (or his estate) with benefits in the event his employment is terminated due to his disability or death while the agreement is in effect. The Company and the Bank may terminate Mr. Elder’s employment if he becomes “disabled” as defined in the employment agreement. If Mr. Elder becomes incapacitated and is unable to work, he will be entitled to a continuation of his salary and other perquisites and benefits (other than bonus) for any period of incapacity which is prior to the termination of his employment. These benefits will continue until Mr. Elder becomes eligible for benefits under any disability or insurance program maintained by the Bank. The amount of the Bank’s payments to Mr. Elder will be reduced by the amounts payable to him for the same time period under any disability benefit or pension plan covering Mr. Elder. Furthermore, the Bank will, at its own expense, provide for the continuation of Mr. Elder’s life and medical insurance benefits. If Mr. Elder’s employment is terminated due to disability, these benefits will continue until the first to occur of (1) Mr. Elder’s return to employment (either with the Bank or another employer), (2) Mr. Elder’s 65th birthday, (3) Mr. Elder’s death, or (4) the end of the term remaining under the employment agreement at the time of termination of Mr. Elder’s employment.

Mr. Elder’s employment will terminate automatically on the date of his death. In the event of Mr. Elder’s death during the term of the employment agreement, his estate will be entitled to receive his base salary and reimbursement of expenses through the end of the month in which death occurred. Mr. Elder’s estate will also be entitled to receive any bonus earned or accrued though the date of death, including any unvested amounts awarded for previous years. For a period of one year following Mr. Elder’s death, the Bank will provide continuing health care coverage to Mr. Elder’s family. This coverage will be at the Bank’s expense and will be substantially identical to the coverage that was provided before Mr. Elder’s death.

In the event Mr. Elder voluntarily terminates his employment without Good Reason or he is terminated for Cause, he is entitled to receive only his base salary and reimbursement of expenses through the date of his termination. The employment agreement also provides for a termination benefit in the event Mr. Elder’s employment is terminated without Cause in connection with a Change in Control. If a Change in Control occurs, the Change in Control termination benefit will be an amount in cash equal to 299% of Mr. Elder’s base amount. The Company and the Bank will also pay up to $25,000 of Mr. Elder’s legal fees associated with the enforcement of his rights under the employment agreement following a Change in Control. Payments and benefits provided under the employment agreement are subject to certain restrictions imposed by Section 409A of the Internal Revenue Code.

Change in Control Protective Agreements. As of December 31, 2016, the protective agreements for Messrs. McLean and Woodson provide the executives with change in control severance benefits in the event that (i) the executives voluntarily terminate employment within 90 days after an event that occurs during the Protected Period (as defined below) and that constitutes “Good Reason,” or (ii) the Bank, the Company or their successors terminate the executive’s employment during the Protected Period for any reason other than for Just Cause (as defined in the agreement). Under such circumstances, Messrs. McLean and Woodson would be entitled to a payment equal to 2.0 times the executive’s annual base salary in effect six months before the change in control occurred. In no event, however, can the severance benefit under the protective agreement exceed the difference between (i) the executive’s Section 280G Maximum (i.e., 2.99 times each executive’s base amount), and (ii) the sum of any other parachute payments, that the executive receives on account of the change in control. The protected period is defined in the protective agreements as the period that begins on the date that is six months before a change in control and ends on the latter of the second anniversary of the change in control or the expiration date of the applicable protective agreement.

The protective agreements for Messrs. McLean and Woodson provide that within ten business days of a change in control, the Bank shall fund a trust in the amount of the severance benefit under the protective agreements that will be used to pay amounts owed to the executives under the protective agreement. In the event that Messrs. McLean and Woodson prevail over the Company or the Bank in a legal dispute as to their protective agreements, they will be reimbursed for their legal and other expenses related thereto. The protective agreements for Messrs. McLean and Woodson are designed to be compliant with the requirements of, and administered in accordance with Section 409A of the Internal Revenue Code.

Stock Option Grants. Mr. Woodson has received option grants under the First South Bancorp, Inc. 1997 Stock Option Plan, as amended (the “1997 Plan”). Messrs. Elder, McLean and Woodson have received option grants under the First South Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan provides in the event of a change in control of the Company or the Bank as defined in the plan, or upon termination due to death, outstanding stock options automatically vest and remain exercisable until the later of two years from the date of death or disability or the expiration date of the stock options. The 2008 Plan provides in the event of a change in control of the Company or the Bank as defined in the plan, or upon termination due to death or disability, outstanding stock options automatically vest and remain exercisable until the expiration of the term of the options. Presently, Mr. Woodson has vested stock options outstanding, and Messrs. Elder and McLean have vested and unvested options outstanding.

Restricted Stock Awards. Messrs. Elder, McLean and Woodson have received restricted stock awards under the 2008 Plan. The 2008 Plan provides in the event of a change in control of the Company or the Bank as defined in the plan, any time-based or other restrictions imposed on unvested restricted stock awards shall lapse. Presently, Messrs. Elder, McLean and Woodson have unvested restricted shares outstanding.

2013 Survivor Income Benefit Plan. As of December 31, 2016, each named executive officer was a participant in the 2013 Survivor Income Benefit Plan described above. In the event of the death of a named executive officer, his designated beneficiary would be entitled to receive a cash payment of $100,000 under the terms of the plan.

Salary Continuation Agreements. As of December 31, 2016, the salary continuation agreements provided for the named executive officers to receive the following benefit payments:

•	Normal Retirement Benefit. Upon separation from service after normal retirement age, the Bank shall pay to Messrs. Elder, McLean, and Woodson an annual benefit in the amount of $42,000, $27,000 and $30,000, respectively, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following separation from service and continuing for fifteen (15) years, subject to certain conditions and limitations.
•	Early Termination Benefit. If early termination occurs, the Bank shall pay the terminated named executive officer the early termination annual benefit provided in the agreements for the plan year ending immediately prior to separation from service, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following normal retirement age and continuing for fifteen (15) years.
•	Disability Benefit. In the event a named executive officer suffers a disability prior to normal retirement age, the Bank shall pay the named executive officer the disability annual benefit provided in the agreements for the plan year ending immediately prior to disability, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following normal retirement age and continuing for fifteen (15) years.
•	Change in Control Benefit. If a Change in Control occurs, followed within twenty-four (24) months by separation of service prior to normal retirement age, the Bank shall pay Messrs. Elder, McLean and Woodson an annual benefit in the amount of $42,000, $27,000 and $30,000, respectively, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following normal retirement age and continuing for fifteen (15) years.
•	Death Prior to Separation from Service and Disability. In the event a named executive officer dies prior to separation from service and disability, the Bank shall pay the beneficiary of Messrs. Elder, McLean and Woodson an annual benefit in the amount of $42,000, $27,000 and $30,000, respectively, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following the named executive officer’s death and continuing for fifteen (15) years.
•	Death after Separation from Service or Disability and before Normal Retirement Age. In the event a named executive officer dies after separation from service or disability, and before normal retirement age, the Bank shall pay the beneficiary of Messrs. Elder, McLean and Woodson an annual benefit in the amount of $42,000, $27,000 and $30,000, respectively, in lieu of any other benefit under the salary continuation agreements. The annual benefit will be paid in equal monthly installments commencing the month following the named executive’s death and continuing for fifteen (15) years.

•	Death Subsequent to Commencement of Benefit Payments. In the event a named executive officer dies while receiving payments, but prior to receiving all payments due and owing hereunder, the Bank shall pay the beneficiary the same amounts at the same times as it would have paid the named executive had they survived.
•	Termination for Cause. If the Bank terminates a named executive officer’s employment for cause, then the named executive officer shall not be entitled to any benefits under the terms of his salary continuation agreement.

DIRECTOR COMPENSATION

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the year ended December 31, 2016. This table excludes perquisites, which did not exceed $10,000 in the aggregate for each director.

Name	Fees Earned or Paid in Cash ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Lindsey A. Crisp	$40,650	$-	$40,650
Linley H. Gibbs, Jr. (1)	9,500	-	9,500
Steve L. Griffin	41,000	-	41,000
Frederick N. Holscher	49,700	92,592	142,292
Frederick H. Howdy (2)	38,750	-	38,750
L. Steven Lee	44,200	-	44,200
Charles E. Parker, Jr. (3)	22,500	-	22,500
Marshall T. Singleton	41,900	24,000	65,900

(1)	Mr. Gibbs retired as a Director effective as of March 21, 2016.
(2)	Dr. Howdy retired as a Director effective as of September 22, 2016.
(3)	Mr. Parker retired as a Director effective as of June 30, 2016.

Fees. Through December 31, 2016, members of the Bank’s Board of Directors received a fee of $2,750 for each regular meeting attended, $400 for each special Board meeting attended and $400 for certain Board committee meetings attended. Fees paid to Mr. Elder for attending Board meetings are presented in the Summary Compensation Table above. Mr. Elder does not receive fees for attending Board committee meetings. No fees are paid to directors for attendance at meetings of the Company’s Board. Directors also participate in certain benefit plans of the Company and the Bank, as described below. Directors are also eligible to receive awards under the Company’s 2008 Equity Incentive Plan. During 2016, no awards were made to directors under the 2008 Plan.

Directors’ Deferred Compensation Plan Agreements. The Bank maintains a Directors’ Deferred Compensation Plan Agreement with Director Holscher. Pursuant to the terms of the agreement, Mr. Holscher agreed to defer the receipt of his directors’ fee in the amount of $350 per month, beginning on January 1, 1994 and ending on December 29, 1998. In exchange for the agreement to defer fees, he receives certain retirement benefits (described below). Upon the later to occur of his 65th birthday and January 1, 1999, the Bank shall pay him 120 equal monthly payments of $4,088, unless he elects to receive the present value of his benefit in a single lump sum payment. The total payments to be made under the agreement to Mr. Holscher would be $490,560. During the year ended December 31, 2016, the Company accrued $20,123 for the benefit of Mr. Holscher. In 2016, Mr. Holscher received payments under his agreement in the amount of $49,056.

In the event of Mr. Holscher’s death after becoming entitled to receive a benefit, but before all of the payments have been made, the Bank shall make the remaining payments to his beneficiary. The benefits generally vest over a period of five to ten years under the different agreements. The agreement was fully vested at December 31, 2016. Under the agreement, if Mr. Holscher had resigned on December 31, 2016, but before all of the payments have been made, the Bank would make the remaining payments to him. Mr. Holscher’s deferred compensation plan agreement has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Internal Revenue Code. Payments and benefits provided under the deferred compensation plan agreement for Mr. Holscher are subject to certain restrictions imposed by Section 409A.

Directors’ Deferred Retirement Plan Agreements. The Bank maintains a directors’ deferred retirement plan agreement with directors Holscher and Singleton. Under the terms of the retirement plan agreements, the Bank will pay a director (or his beneficiary in the event of his death) a monthly amount for a period of 120 months beginning upon the director’s retirement plan qualifying date, unless the Director elects to receive the present value of his benefit in a single lump sum payment. The director’s retirement plan qualifying date is defined as the later to occur of the director’s 70th birthday or January 1, 1999. Under the retirement plan agreements, upon attainment of age 70, Messrs. Holscher, and Singleton each would receive 120 monthly payments of $2,000 for a total of $240,000 for each individual. During the year ended December 31, 2016, the Company accrued $11,031 and $5,180 under the retirement plan for the benefit of directors Holscher and Singleton, respectively. In 2016, Mr. Singleton received payments under the agreement in the amount of $24,000.

The benefits under the retirement plan agreements generally vest over a period of five to ten years under the different agreements. All participants became 100% vested in their benefits as of December 31, 2007. In the event that on or before the retirement plan qualifying date the director’s service is terminated for any reason within 24 months following a change in control, the Bank will pay the director the monthly benefit for a period of 120 months. The retirement plan agreements for Messrs. Holscher and Singleton have been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Internal Revenue Code. Payments and benefits provided under the retirement plan agreements for Messrs. Holscher and Singleton are subject to certain restrictions imposed by Section 409A.

Directors’ Retirement Payment Agreements. The Bank maintains a deferred compensation payment agreement with Director Holscher. Under the terms of the payment agreement, Mr. Holscher deferred receipt of director’s fees in an amount equivalent to $291.66 per month over a six-year period. In exchange for the agreement to defer receipt of director’s fees, Mr. Holscher will receive, upon the earlier of his 65th birthday or termination of service as a director for any reason on or after attaining age 55, a certain amount per month for a period of 120 months, unless he elects to receive the present value of his benefit in a single lump sum payment. Under the payment agreement, upon the earlier to occur of attainment of age 65, or termination of service after attainment of age 55, Mr. Holscher would receive 120 monthly payments of $3,628. The total payments to be made under the agreement to Mr. Holscher will be $435,360. During the year ended December 31, 2016, the Company accrued $21,361 under the payment agreement for the benefit of Mr. Holscher. In 2016, Mr. Holscher received payments under the agreement in the amount of $43,536. In the event of Mr. Holscher’s death after becoming entitled to receive monthly payments but before all payments have been made, the Bank will pay all remaining amounts to his beneficiary. The retirement payment agreement for Mr. Holscher has been amended to comply with the requirements of, and will be administered in accordance with Section 409A of the Code. Payments and benefits provided under the deferred payment agreement for Mr. Holscher are subject to certain restrictions imposed by Section 409A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 4, 2017, no stockholder known to management owned more than 5% of the Company’s Common Stock.

Security Ownership of Management. As of April 4, 2017, the beneficial ownership of the Company’s Common Stock by each of the Company’s directors, named executive officers, and by directors and executive officers as a group was as follows:

Directors:	Shares of Common Stock Beneficially Owned as of April 4, 2017 (1)		Percent of Class (2)
Lindsey A. Crisp	12,650		0.13%
Bruce W. Elder	57,325	(3)	0.60
Steve L. Griffin	2,501	(4)	0.03
Frederick N. Holscher	115,915	(5)	1.22
L. Steven Lee	38,900	(6)	0.41
Marshall T. Singleton	261,672	(7)	2.75

Named Executive Officers Who Are Not Directors:
Scott C. McLean	15,503	(8)	0.16
J. Randall Woodson	62,485	(9)	0.65

All directors and executive officers of the Company, eleven persons as a group	729,960	(10)	7.61

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock.
(2)	Based on a total of 9,500,266 shares of Common Stock outstanding as of April 4, 2017.
(3)	Includes 20,000 shares Mr. Elder has the right to acquire upon the exercise of stock options exercisable within 60 days of April 4, 2017.
(4)	Includes 120 shares owned by Mr. Griffin’s spouse.
(5)	Includes 7,832 shares owned by Mr. Holscher’s spouse.

(6) Includes 5,000 shares owned by a family trust and 900 shares owned by Mr. Lee’s spouse.

(7)	Includes 7,512 shares owned by Mr. Singleton’s spouse.
(8)	Includes 7,500 shares Mr. McLean has the right to acquire upon the exercise of stock options vested and exercisable within 60 days of April 4, 2017.
(9)	Includes 35,500 shares Mr. Woodson has the right to acquire upon the exercise of stock options vested and exercisable within 60 days of April 4, 2017.
(10)	Includes 96,600 shares that Mr. Elder and all executive officers as a group have the right to acquire upon the exercise of options vested and exercisable within 60 days of April 4, 2017.

Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2016.

Plan category:	(a) Number of securities to be issued upon exercise of outstanding options and unvested restricted shares	(b) Weighted-average exercise price of outstanding options and unvested restricted shares	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders			803,350
Stock options	147,750	$9.91
Restricted shares	11,750	8.27
Total	159,500	9.79	803,350
Equity compensation plans not approved by security holders	- -	- -	- -
Total	159,500	$9.79	803,350

Additional information required by this item is incorporated herein by reference to Part III, Item 10 above entitled “Directors, Executive Officers and Corporate Governance.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Bank offers loans to its directors and executive officers. At December 31, 2016, the Bank’s loans to directors and executive officers totaled $2,804,101, or 3.22% of the Company’s stockholders’ equity at that date. All loans to the Company’s and the Bank’s directors and executive officers and members of their immediate families and corporations or organizations of which a director or executive officer is an executive officer, partner or 10% owner were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not affiliated with the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

The Company does not have a comprehensive written policy for the review, approval or ratification of certain transactions with related persons. However, in accordance with banking regulations, the Board of Directors reviews all loans made to a director, executive officer or related person, and any such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.

Additional information required by this item is incorporated herein by reference to Part III, Item 10 above entitled “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP (“Cherry Bekaert”) has served as the Company’s principal independent public accountants to audit the Company’s two most recent fiscal years and has been appointed by the Audit Committee of the Board (the “Audit Committee”) to be the principal independent public accountants for the 2017 fiscal year, subject to ratification by stockholders.

All services rendered by Cherry Bekaert during 2016 were subject to pre-approval by the Audit Committee. The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent auditors. Under this policy, each year at the time it engages the independent auditor, the Audit Committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis. The Audit Committee has considered whether Cherry Bekaert’s provision of other non-audit services to the Company is compatible with maintaining independence of Cherry Bekaert. The Audit Committee has determined that it is compatible with maintaining the independence of Cherry Bekaert.

AUDIT AND OTHER FEES BILLED BY PRINCIPAL INDEPENDENT PUBLIC ACCOUNTANTS

The following information is provided regarding fees billed by the Company’s principal independent public accountants for the years ended December 31, 2016 and 2015.

Audit Fees. The aggregate fees billed by Cherry Bekaert for the audits of the Company’s annual consolidated financial statements and internal control over financial reporting; interim reviews of the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q; and the U.S. Department of Housing and Urban Development (HUD)-assisted programs audit, were $125,000 and $117,000 for the years ended December 31, 2016 and 2015, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert for audit-related services relating to the employee benefit plan audit were $23,000 for both the years ended December 31, 2016 and 2015, respectively.

Tax Fees. No fees were billed by Cherry Bekaert for tax services for the years ended December 31, 2016 and 2015. Tax services for the Company are performed by another independent company.

All Other Fees. No fees were billed by Cherry Bekaert for services not included above for the years ended December 31, 2016 and 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(b) Exhibits. The exhibits listed in the Exhibit Index of the 2016 Form 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

The following is a list of exhibits filed as part of the Annual Report on Form 10-K/A (Amendment No. 1) and is also the Exhibit Index:

No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTH BANCORP, INC.
By:	/s/ Bruce W. Elder	April 28, 2017
Bruce W. Elder
President and Chief Executive Officer