Form 10-Q
period 2017-03-31
FIRST SOUTH BANCORP INC /VA/
filed 2017-05-09
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________.

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Number of shares of common stock outstanding as of May 9, 2017: 9,500,866

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$21,650,045	$22,854,712
Interest-bearing deposits with banks	49,062,514	23,320,968
Investment securities available for sale, at fair value	194,538,513	192,606,119
Investment securities held to maturity	509,912	509,617
Mortgage loans held for sale	2,506,883	5,098,518

Loans and leases held for investment	727,142,668	700,642,291
Allowance for loan and lease losses	(8,940,879)	(8,673,172)
Net loans and leases held for investment	718,201,789	691,969,119

Premises and equipment, net	11,572,036	11,291,596
Assets held for sale	192,720	192,720
Other real estate owned	3,114,760	3,229,423
Federal Home Loan Bank stock, at cost	1,528,900	1,573,700
Accrued interest receivable	2,973,712	3,525,684
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	2,140,105	2,148,905
Identifiable intangible assets	1,550,768	1,611,187
Bank-owned life insurance	18,219,320	18,080,183
Prepaid expenses and other assets	7,443,786	8,470,887

Total assets	$1,039,424,339	$990,701,914

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$204,575,610	$196,917,165
Interest bearing demand	298,983,678	272,098,903
Savings	147,718,357	145,031,981
Large denomination certificates of deposit	135,765,040	122,819,510
Other time	132,823,471	133,732,804
Total deposits	919,866,156	870,600,363

Borrowed money	15,000,000	17,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	4,966,400	5,607,832
Total liabilities	950,142,556	903,518,195

Common stock, $.01 par value, 25,000,000 shares authorized; 9,500,266 and 9,494,935 shares outstanding, respectively	95,003	94,949
Additional paid-in capital	36,042,028	36,018,743
Retained earnings	51,100,449	49,560,595
Accumulated other comprehensive income	2,044,303	1,509,432
Total stockholders' equity	89,281,783	87,183,719

Total liabilities and stockholders' equity	$1,039,424,339	$990,701,914

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Interest income:
Interest and fees on loans	$8,213,288	$7,191,595
Interest on investments and deposits	1,390,679	1,480,252
Total interest income	9,603,967	8,671,847

Interest expense:
Interest on deposits	753,989	669,276
Interest on borrowings	61,959	73,086
Interest on junior subordinated notes	124,250	140,039
Total interest expense	940,198	882,401

Net interest income	8,663,769	7,789,446
Provision for credit losses	265,000	225,000
Net interest income after provision for credit losses	8,398,769	7,564,446

Non-interest income:
Deposit fees and service charges	1,856,220	1,907,407
Loan fees and charges	86,044	56,985
Mortgage loan servicing fees	321,838	234,001
Gain on sale and other fees on mortgage loans	473,562	413,861
Gain (loss) on sale of other real estate, net	81,651	(12,168)
Gain on sale of investment securities	-	283,514
Other income	478,787	692,285
Total non-interest income	3,298,102	3,575,885

Non-interest expense:
Compensation and fringe benefits	5,113,553	5,039,954
Federal deposit insurance premiums	147,374	161,609
Premises and equipment	1,398,550	1,373,809
Marketing	63,739	187,818
Data processing	793,368	796,487
Amortization of intangible assets	149,197	131,527
Other real estate owned expense	164,767	93,674
Other	1,216,002	1,321,048
Total non-interest expense	9,046,550	9,105,926

Income before income tax expense	2,650,321	2,034,405
Income tax expense	778,124	573,611

NET INCOME	$1,872,197	$1,460,794

Per share data:
Basic earnings per share	$0.20	$0.15
Diluted earnings per share	$0.20	$0.15
Dividends per share	$0.035	$0.025
Average basic shares outstanding	9,497,601	9,491,201
Average diluted shares outstanding	9,541,548	9,514,797

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$1,872,197	$1,460,794

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	810,824	1,682,318
Tax effect	(291,896)	(611,483)
Unrealized holding gains (losses) on securities available-for-sale, net of tax	518,928	1,070,835

Reclassification adjustment for realized gains included in net income	-	(283,514)
Tax effect	-	79,938
Reclassification adjustment for realized gains, net of tax	-	(203,576)

Unrealized gains (losses) on interest rate hedge position	24,911	(164,491)
Tax effect	(8,968)	61,355
Unrealized gains (losses) on interest rate hedge position, net of tax	15,943	(103,136)

Other comprehensive income, net of tax	534,871	764,123

Comprehensive income	$2,407,068	$2,224,917

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Three Months Ended March 31, 2017	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2016	$94,949	$36,018,743	$49,560,595	$1,509,432	$87,183,719

Net income	-	-	1,872,197	-	1,872,197

Other comprehensive income, net	-	-	-	534,871	534,871

Vesting of restricted stock awards, net	54	2,716	-	-	2,770

Stock based compensation expense	-	20,569	-	-	20,569

Dividends	-	-	(332,343)	-	(332,343)

Balance at March 31, 2017	$95,003	$36,042,028	$51,100,449	$2,044,303	$89,281,783

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Three Months Ended March 31, 2016	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income	-	-	1,460,794	-	1,460,794

Other comprehensive income, net	-	-	-	764,123	764,123

Vesting of restricted stock awards, net	35	(35)	-	-	-

Exercise of stock options	11	(11)	-	-	-

Stock based compensation expense	-	20,659	-	-	20,659

Dividends	-	-	(237,232)	-	(237,232)

Balance at March 31, 2016	$94,938	$35,957,524	$44,914,635	$3,212,021	$84,179,118

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating activities:
Net income	$1,872,197	$1,460,794
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	265,000	225,000
Depreciation	489,976	385,802
Amortization of intangibles	60,419	71,081
Amortization of mortgage servicing rights	88,778	60,446
Accretion of discounts and premiums on securities, net	330,390	342,137
(Gain) loss on disposal of premises and equipment	(2,000)	1,597
(Gain) loss on sale of other real estate owned	(81,651)	12,168
Gain on sale of loans held for sale	(186,308)	(215,733)
Gain on sale of investment securities available for sale	-	(283,514)
Valuation allowance on other real estate owned	119,295	7,209
Stock based compensation expense	20,569	20,659
Originations of loans held for sale, net	(5,663,065)	(3,894,820)
Proceeds from sale of loans held for sale	8,441,008	5,564,478
Other operating activities	664,395	(412,887)
Net cash provided by operating activities	6,419,003	3,344,417
Investing activities:
Proceeds from sale of investment securities available for sale	-	30,691,198
Purchases of investment securities available for sale	(5,848,707)	-
Proceeds from principal repayments of mortgage-backed securities available for sale	4,396,452	5,871,823
Originations of loans held for investment, net of principal repayments	(26,765,677)	(32,343,661)
Mortgage servicing rights from loans sold with servicing retained	(79,978)	(41,861)
Proceeds from disposal of premises and equipment	185,946	129,965
Proceeds from disposal of other real estate owned	342,319	506,369
Purchase of bank-owned life insurance	(139,137)	(2,018,046)
Sale of FHLB stock	44,800	540,600
Purchase of premises and equipment	(954,362)	(164,852)
Net cash provided by (used in) investing activities	(28,818,344)	3,171,535
Financing activities:
Net increase in deposit accounts	49,265,793	7,345,081
FHLB borrowings decrease	(2,000,000)	(15,500,000)
Cash paid for dividends	(332,343)	(237,232)
Vesting of restricted stock awards, net	2,770	-
Net cash provided by (used in) financing activities	46,936,220	(8,392,151)

Increase (decrease) in cash and cash equivalents	24,536,879	(1,876,199)
Cash and cash equivalents, beginning of year	46,175,680	37,991,268
Cash and cash equivalents, end of year	$70,712,559	$36,115,069

Supplemental disclosures:
Other real estate acquired in settlement of loans	$265,300	$356,865
Cash paid for interest	$919,122	$904,074

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of First South Bancorp, Inc. (the “Company”) and First South Bank (the “Bank”) are presented on a consolidated basis. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2017.

2. Earnings Per Share. Basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effects of the Company’s stock-based compensation plans. For the three months ended March 31, 2017 and 2016, there were 32,250 and 91,500 stock-based compensation shares, respectively, that were anti-dilutive because the exercise and grant prices of these incremental shares exceeded the average market price of the Company’s common stock. These anti-dilutive shares were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available for sale securities, and the reclassification of net gains and losses on available for sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (AOCI), net of taxes for the three months ended March 31, 2017 and 2016:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Gain (Loss) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In thousands)
Quarter Ended March 31, 2017
Balance at December 31, 2016	$1,433	$77	$1,510
Other comprehensive income before reclassifications	519	16	535
Amounts reclassified from AOCI	-	-	-
Net current period other comprehensive income	519	16	535
Balance at March 31, 2017	$1,952	$93	$2,045
Quarter Ended March 31, 2016
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	1,071	(103)	968
Amounts reclassified from AOCI	(204)	-	(204)
Net current period other comprehensive income (loss)	867	(103)	764
Balance at March 31, 2016	$3,562	$(350)	$3,212

4. Investment Securities. The following is a summary of the securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at March 31, 2017 and December 31, 2016:

	Amortized	Gross	Gross	Fair
Securities available-for-sale:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
March 31, 2017
Government agencies	$21,467	$321	$43	$21,745
Mortgage-backed securities	88,857	2,264	76	91,045
Municipal securities	54,216	806	164	54,858
Corporate bonds	26,950	110	170	26,890
Total	$191,490	$3,501	$453	$194,538
December 31, 2016
Government agencies	$16,797	$245	$47	$16,995
Mortgage-backed securities	93,124	2,155	163	95,116
Municipal securities	53,465	536	319	53,682
Corporate bonds	26,983	60	230	26,813
Total	$190,369	$2,996	$759	$192,606

4. Investment Securities (Continued)

	Amortized	Gross	Gross	Fair
Securities held-to-maturity:	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
March 31, 2017
Government agencies	$510	$-	$-	$510
Total	$510	$-	$-	$510

December 31, 2016
Government agencies	$510	$1	$-	$511
Total	$510	$1	$-	$511

The following table presents a summary of realized gains and losses from the sale of available for sale investment securities:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Proceeds from sale	$-	$30,691

Gross realized gains on sales	$-	$409
Gross realized losses on sales	-	(125)
Total realized gains, net	$-	$284

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at March 31, 2017 and December 31, 2016. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2017
Government agencies	$8,733	$43	$-	$-	$8,733	$43
Mortgage-backed securities	16,399	76	-	-	16,399	76
Municipal securities	12,002	164	-	-	12,002	164
Corporate bonds	3,994	4	7,832	166	11,826	170
Total	$41,128	$287	$7,832	$166	$48,960	$453

December 31, 2016
Government agencies	$6,766	$47	$-	$-	$6,766	$47
Mortgage-backed securities	27,586	163	-	-	27,586	163
Municipal securities	24,156	319	-	-	24,156	319
Corporate bonds	13,751	26	7,795	204	21,546	230
Total	$72,259	$555	$7,795	$204	$80,054	$759

4. Investment Securities (Continued)

The following table summarizes the amortized cost and fair values of the investment securities portfolio at March 31, 2017, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$19,949	$1,518	$-
Fair value	-	20,228	1,517	-
Mortgage-backed securities
Amortized cost	1,936	62,457	6,782	17,682
Fair value	1,943	63,473	6,900	18,729
Municipal securities
Amortized cost	4,008	15,675	33,356	1,177
Fair value	4,020	16,030	33,635	1,173
Corporate bonds
Amortized cost	5,022	13,928	8,000	-
Fair value	5,019	13,981	7,890	-
Total Amortized cost	$10,966	$112,009	$49,656	$18,859
Total Fair value	$10,982	$113,712	$49,942	$19,902

Securities held-to-maturity:
Government agencies
Amortized cost	$510	$-	$-	$-
Fair value	510	-	-	-
Total Amortized cost	$510	$-	$-	$-
Total Fair value	$510	$-	$-	$-

United States government agency securities and mortgage-backed securities with an amortized cost of $75.6 million were pledged as collateral for public deposits at March 31, 2017, compared to $32.6 million at December 31, 2016. In addition, a government agency bond with an amortized cost of $510,000 was pledged as collateral on an interest rate swap transaction at March 31, 2017 and December 31, 2016, respectively.

Prior to purchasing any security, the Bank ensures the security is investment grade. For a security to be investment grade it must: (1) have a low risk of default by the obligor, and (2) the Bank must expect the full and timely repayment of principal and interest over the expected life. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), certain investments are deemed investment grade. These include: U.S. Treasury securities, Federal Agency securities, Revenue Bonds, and Unlimited-Tax General Obligation Municipals. Other securities undergo a pre-purchase analysis to ensure they are investment grade.

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

4. Investment Securities (Continued)

At March 31, 2017, the investment securities portfolio included 49 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions:

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
Pennsylvania	$3,872	$3,885
California	3,697	3,780
Washington	3,372	3,326
Indiana	2,398	2,424
Texas	2,271	2,225
Florida	2,228	2,230
Alabama	1,817	1,805
Utah	1,786	1,770
Nevada	1,330	1,364
Missouri	1,303	1,411
South Carolina	1,239	1,279
Other (9 states)	6,386	6,480
Total general obligation bonds	31,699	31,979
Revenue bonds:
New York	7,174	7,293
North Carolina	4,219	4,316
Mississippi	2,312	2,347
Oklahoma	2,245	2,297
Pennsylvania	1,919	1,962
Other (4 states)	4,648	4,664
Total revenue bonds	22,517	22,879
Total obligations of state and political subdivisions	$54,216	$54,858

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at March 31, 2017.

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,561	$8,702
Public improvements	6,102	6,192
Pension funding	1,920	1,962
Refunding bonds	1,626	1,613
Other	4,308	4,410
Total revenue bonds	$22,517	$22,879

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (DASNY). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of March 31, 2017, this issue had an amortized cost of $2.9 million and fair value of $2.9 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (ASC) 825, Financial Instruments, at March 31, 2017 and December 31, 2016, the Bank marked these mortgage loans to market. Mortgage loans held for sale at March 31, 2017 and December 31, 2016, had estimated fair market values of $2.5 million and $5.1 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at March 31, 2017 and December 31, 2016:

Forward Contracts	March 31, 2017		December 31, 2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$16	$6,089	$65	$6,036

6. Loans Held for Investment. Loans held for investment at March 31, 2017 and December 31, 2016 are listed below:

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$68,393	9.4%	$67,264	9.6%
Residential construction	4,936	0.7	7,875	1.1
Residential lots and raw land	147	0.0	154	0.0
Total mortgage loans	73,476	10.1	75,293	10.7

Commercial loans and leases:
Commercial real estate	390,367	53.6	378,173	53.9
Commercial construction	60,133	8.3	56,118	8.0
Commercial lots and raw land	31,867	4.4	33,434	4.8
Commercial and industrial	76,838	10.5	67,980	9.7
Lease receivables	22,270	3.1	21,236	3.0
Total commercial loans and leases	581,475	79.9	556,941	79.4

Consumer loans:
Consumer real estate	17,806	2.4	16,967	2.4
Consumer construction	315	0.1	105	0.0
Consumer lots and raw land	9,291	1.3	8,975	1.3
Home equity lines of credit	38,707	5.3	36,815	5.3
Consumer other	6,806	0.9	6,347	0.9
Total consumer loans	72,925	10.0	69,209	9.9

Gross loans held for investment	727,876	100.0%	701,443	100.0%

Less deferred loan origination fees, net	733		801
Less allowance for loan and lease losses	8,941		8,673

Net loans held for investment	$718,202		$691,969

The Bank has pledged eligible loans as collateral for potential borrowings from the FHLB and the Federal Reserve Bank of Richmond (FRB). At March 31, 2017, the Bank pledged $282.5 million and $140.1 million of loans to the FHLB and FRB, respectively. See Note 13 below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail non-accrual loans held for investment, including troubled debt restructured (TDR) loans accounted for on a non-accrual status, segregated by class of loans, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$875	$773
Residential lots and raw land	-	-
Commercial real estate	876	482
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	72	72
Lease receivables	-	-
Consumer real estate	55	94
Consumer lots and raw land	26	80
Home equity lines of credit	151	166
Consumer other	-	-
Total non-TDR loans accounted for on a nonaccrual status	2,055	1,667

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	161
Commercial real estate	-	652
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	-
Consumer real estate	-	149
Total Past Due TDRs	-	962

Current TDRs:
Residential real estate	320	163
Commercial real estate	-	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	170	170
Consumer real estate	142	-
Consumer lots and raw land	88	89
Total Current TDRs	720	422
Total TDR loans accounted for on a nonaccrual status	720	1,384
Total non-performing loans	$2,775	$3,051
Percentage of total loans held for investment, net	0.4%	0.4%
Loans over 90 days past due, still accruing	$-	$-
Other real estate owned	3,115	$3,229
Total non-performing assets	$5,890	$6,280

Cumulative interest income not recorded on loans accounted for on a non-accrual status was $117,409 and $115,318 at March 31, 2017 and December 31, 2016, respectively.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of March 31, 2017 and December 31, 2016:

	30-59	60-89	90 Days	Total		Total	90 Days or
Past due loans held for investment:	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
March 31, 2017
Residential real estate	$2,268	$-	$554	$2,822	$65,571	$68,393	$-
Residential construction	-	-	-	-	4,936	4,936	-
Residential lots and raw land	-	-	-	-	147	147	-
Commercial real estate	62	251	768	1,081	389,286	390,367	-
Commercial construction	-	-	-	-	60,133	60,133	-
Commercial lots and raw land	72	-	-	72	31,795	31,867	-
Commercial and industrial	102	-	72	174	76,664	76,838	-
Lease receivables	-	-	-	-	22,270	22,270	-
Consumer real estate	190	41	-	231	17,575	17,806	-
Consumer construction	-	-	-	-	315	315	-
Consumer lots and raw land	26	-	-	26	9,265	9,291	-
Home equity lines of credit	36	133	52	221	38,486	38,707	-
Consumer other	33	1	-	34	6,772	6,806	-
Total	$2,789	$426	$1,446	$4,661	$723,215	$727,876	$-

	30-59	60-89	90 Days	Total		Total	90 Days or
Past due loans held for investment:	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2016
Residential real estate	$1,048	$176	$565	$1,789	$65,475	$67,264	$-
Residential construction	-	-	-	-	7,875	7,875	-
Residential lots and raw land	-	-	-	-	154	154	-
Commercial real estate	726	4	1,022	1,752	376,421	378,173	-
Commercial construction	-	-	-	-	56,118	56,118	-
Commercial lots and raw land	-	-	-	-	33,434	33,434	-
Commercial and industrial	-	-	72	72	67,908	67,980	-
Lease receivables	-	-	-	-	21,236	21,236	-
Consumer real estate	-	42	206	248	16,719	16,967	-
Consumer construction	-	-	-	-	105	105	-
Consumer lots and raw land	-	8	81	89	8,886	8,975	-
Home equity lines of credit	121	33	98	252	36,563	36,815	-
Consumer other	7	2	-	9	6,338	6,347	-
Total	$1,902	$265	$2,044	$4,211	$697,232	$701,443	$-

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of March 31, 2017 and December 31, 2016. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At March 31, 2017, impaired loans included $1.2 million of TDRs, compared to $1.9 million at December 31, 2016.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans March 31, 2017	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$592	$725	$-	$595	$10
Commercial real estate	5,748	5,797	-	6,165	79
Commercial lots and raw land	1,607	1,607	-	1,896	18
Commercial and Industrial	97	97	-	100	1
Consumer real estate	177	192	-	199	4
Consumer lots and raw land	124	131	-	127	2
Home equity lines of credit	28	30	-	50	1
Consumer other	37	37	-	38	-
Subtotal:	8,410	8,616	-	9,170	115
With an allowance recorded:
Commercial real estate	282	282	1	285	3
Commercial lots and raw land	32	32	-	16	1
Commercial and Industrial	242	678	226	242	3
Consumer lots and raw land	592	592	104	620	7
Home equity lines of credit	56	58	36	40	1
Subtotal	1,204	1,642	367	1,203	15
Totals:
Residential	592	725	-	595	10
Commercial	8,008	8,493	227	8,704	105
Consumer	1,014	1,040	140	1,074	15
Grand Total	$9,614	$10,258	$367	$10,373	$130

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2016	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Residential real estate	$597	$730	$-	$804	$32
Commercial real estate	6,581	6,645	-	7,742	408
Commercial lots and raw land	2,185	2,185	-	2,376	121
Commercial and industrial	102	102	-	59	5
Consumer real estate	221	232	-	257	8
Consumer lots and raw land	129	135	-	86	10
Home equity lines of credit	71	73	-	50	3
Consumer other	38	38	-	40	2
Subtotal:	9,924	10,140	-	11,414	589
With an allowance recorded:
Commercial real estate	287	287	-	579	15
Commercial and industrial	242	678	226	48	35
Consumer real estate	647	647	144	687	34
Consumer lots and raw land	23	25	23	18	3
Subtotal	1,199	1,637	393	1,332	87
Totals:
Residential	597	730	-	804	32
Commercial	9,397	9,897	226	10,804	584
Consumer	1,129	1,150	167	1,138	60
Grand Total	$11,123	$11,777	$393	$12,746	$676

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

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of March 31, 2017 and December 31, 2016:

March 31, 2017
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$10
2-Above Average	2,530	-	524	163
3-Average	115,989	14,012	2,581	17,151
4-Acceptable	247,550	44,402	20,652	52,540
5-Watch	18,334	1,719	6,703	4,260
6-Special Mention	2,412	-	1,376	528
7-Substandard	3,552	-	31	2,186
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$390,367	$60,133	$31,867	$76,838

6. Loans Held for Investment (Continued)

March 31, 2017
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$17,439	$315	$8,980	$38,443	$6,767
6-Special Mention	169	-	198	42	1
7-Substandard	198	-	113	222	38
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$17,806	$315	$9,291	$38,707	$6,806

March 31, 2017
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$66,444	$4,936	$147	$22,087
6-Special Mention	754	-	-	183
7-Substandard	1,195	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$68,393	$4,936	$147	$22,270

December 31, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$72
2-Above Average	2,567	-	203	520
3-Average	112,489	13,986	2,237	14,331
4-Acceptable	237,473	40,819	22,042	48,305
5-Watch	17,869	1,184	7,027	1,890
6-Special Mention	3,424	129	1,384	672
7-Substandard	4,351	-	541	2,190
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$378,173	$56,118	$33,434	$67,980

December 31, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,472	$105	$8,595	$36,474	$6,345
6-Special Mention	252	-	211	84	2
7-Substandard	243	-	169	257	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,967	$105	$8,975	$36,815	$6,347

December 31, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,406	$7,875	$154	$21,236
6-Special Mention	761	-	-	-
7-Substandard	1,097	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,264	$7,875	$154	$21,236

7. Allowance for Loan and Lease Losses. The following table presents a roll-forward summary of activity in the allowance for loan and lease losses (ALLL), by loan category, for the three months ended March 31, 2017 and 2016:

	March 31, 2017
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$695	$-	$-	$29	$724	$67,801
Residential construction	89	-	-	(33)	56	4,936
Residential lots and raw land	2	-	-	-	2	147
Commercial real estate	4,562	(4)	11	108	4,677	384,337
Commercial construction	689	-	-	46	735	60,133
Commercial lots and raw land	365	-	-	(13)	352	30,228
Commercial and industrial	840	(20)	1	100	921	76,499
Lease receivables	226	-	-	15	241	22,270
Consumer real estate	186	-	2	11	199	17,629
Consumer construction	1	-	-	2	3	315
Consumer lots and raw land	134	-	2	22	158	8,575
Home equity lines of credit	414	(5)	21	3	433	38,623
Consumer other	77	(2)	7	(9)	73	6,769
Total	8,280	(31)	44	281	8,574	718,262
Individually evaluated for impairment:
Residential real estate	-	-	-	-	-	592
Commercial real estate	-	-	-	1	1	6,030
Commercial lots and raw land	-	-	-	-	-	1,639
Commercial and industrial	226	-	-	-	226	339
Consumer real estate	-	-	-	-	-	177
Consumer lots and raw land	144	(26)	15	(29)	104	716
Home equity lines of credit	23	-	1	12	36	84
Consumer other	-	-	-	-	-	37
Total	393	(26)	16	(16)	367	9,614
Grand Total	$8,673	$(57)	$60	$265	$8,941	$727,876

7. Allowance for Loan and Lease Losses (Continued)

	March 31, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$25	$755	$68,408
Residential construction	47	-	-	5	52	4,515
Residential lots and raw land	2	-	-	-	2	153
Commercial real estate	4,065	-	8	109	4,182	342,526
Commercial construction	518	-	70	41	629	51,723
Commercial lots and raw land	303	-	-	11	314	27,092
Commercial and industrial	641	-	1	10	652	49,261
Lease receivables	196	-	-	8	204	18,333
Consumer real estate	198	-	6	(5)	199	17,044
Consumer construction	2	-	-	-	2	196
Consumer lots and raw land	125	(1)	-	6	130	8,877
Home equity lines of credit	351	-	-	2	353	29,639
Consumer other	71	(4)	7	(1)	73	6,029
Total	7,249	(5)	92	211	7,547	623,796
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	785
Commercial real estate	-	(11)	1	352	342	9,666
Commercial construction	-	-	-	-	-	631
Commercial lots and raw land	365	-	-	(365)	-	2,402
Commercial and industrial	14	-	-	(3)	11	52
Consumer real estate	30	(36)	-	6	-	195
Consumer lots and raw land	209	-	2	-	211	766
Home equity lines of credit	-	-	1	23	24	70
Consumer other	-	-	-	-	-	41
Total	618	(49)	5	14	588	14,608
Grand Total	$7,867	$(54)	$97	$225	$8,135	$638,404

8. Troubled Debt Restructurings. The following table details performing TDR loans at March 31, 2017 and December 31, 2016, segregated by class of financing receivables:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-
Commercial real estate	367	461
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and Industrial	-	-
Consumer real estate	-	-
Consumer lots and raw land	91	95
Home equity lines of credit	-	-
Consumer other	-	-
Total	$458	$556
Percentage of total loans, net	0.1%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll-forward of performing TDR loans for the three months ended March 31, 2017 and 2016:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
March 31, 2017
Residential mortgage	$-	$-	$-	$-	$-
Commercial	461	-	-	(95)	366
Consumer	95	-	-	(4)	91
Total	$556	$-	$-	$(99)	$457

March 31, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	-	-	(369)	401
Consumer	107	-	-	(4)	103
Total	$877	$-	$-	$(373)	$504

The following table presents a roll-forward of non-performing TDR loans for the three months ended March 31, 2017 and 2016:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
March 31, 2017
Residential mortgage	$324	$-	$-	$(4)	$320
Commercial	822	-	-	(652)	170
Consumer	238	-	-	(8)	230
Total	$1,384	$-	$-	$(664)	$720

March 31, 2016
Residential mortgage	$809	$-	$(2)	$(299)	$508
Commercial	534	-	-	(195)	339
Consumer	159	-	-	(5)	154
Total	$1,502	$-	$(2)	$(499)	$1,001

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (Note A) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (Note B) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
	(In thousands)
Note A Structure
Commercial real estate (1)	$344	$266
Note B Structure
Commercial real estate (2)	$206	$174
Reduction of interest income (3)	$4	$2

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the three months ended March 31, 2017 and 2016, respectively, as a result of multiple note restructures.

8. Troubled Debt Restructurings (Continued)

The benefit of this workout strategy is for the “A” note to remain a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following this restructuring, the Note A credit classification generally improves from “substandard” to an unclassified risk grade.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (OREO) during the three months ended March 31, 2017 and 2016:

	Beginning			Fair Value	Ending
Three Months Ended:	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
March 31, 2017	$3,229	$265	$(260)	$(119)	$3,115

March 31, 2016	$6,125	$357	$(519)	$(7)	$5,956

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At March 31, 2017, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Land	$2,817,308	$2,817,308
Office buildings and improvements	9,632,388	9,667,612
Furniture, fixtures and equipment	9,895,715	9,877,872
Vehicles	595,539	621,238
Projects/work in process	1,139,400	571,784
	24,080,350	23,555,814
Less accumulated depreciation	12,508,314	12,264,218
Total	$11,572,036	$11,291,596

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $331,553 and $348,860 during the three months ended March 31, 2017 and 2016, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations. Future rental payments under these leases are as follows:

2017	$1,320,200
2018	1,109,854
2019	850,130
2020	635,467
2021	541,209
Thereafter	1,553,207
Total	$6,010,067

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the three months ended March 31, 2017 and 2016, respectively:

Three Months Ended March 31, 2017:	Goodwill	Other Intangibles	Total
Balance at December 31, 2016	$4,218,576	$1,611,187	$5,829,763
Amortization	-	(60,419)	(60,419)
Balance at March 31, 2017	$4,218,576	$1,550,768	$5,769,344

Three Months Ended March 31, 2016
Balance at December 31, 2015	$4,218,576	$1,895,514	$6,114,090
Amortization	-	(71,081)	(71,081)
Balance at March 31, 2016	$4,218,576	$1,824,433	$6,043,009

The following table presents a roll-forward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (CDI), which is the only identifiable intangible asset subject to amortization at March 31, 2017 and December 31, 2016, respectively:

Other Intangibles
Net book value at December 31, 2015	$1,895,514
Accumulated amortization	(284,327)
Net book value at December 31, 2016	1,611,187
Accumulated amortization	(60,419)
Net book value at March 31, 2017	$1,550,768

(1)	CDI related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014.

The following table presents estimated future amortization expense of the CDI. At March 31, 2017, the remaining life of the CDI was 8 years.

2017	$181,259
2018	223,002
2019	223,002
2020	223,002
2021	223,002
Thereafter	477,501
Total	$1,550,768

12. Deposits. The following table presents the distribution of the Bank’s deposit accounts as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Demand accounts:
Non-interest bearing checking	$204,576	$196,917
Interest bearing checking	212,385	189,401
Money market	86,598	82,698
Savings accounts	147,718	145,032
Certificate accounts	268,589	256,552
Total deposits	$919,866	$870,600

At March 31, 2017, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$23,122	$3,504	$26,626
Over three months through one year	110,812	14,032	124,844
Over one year through three years	66,347	27,678	94,025
Over three years	17,796	5,298	23,094
Total time deposits	$218,077	$50,512	$268,589

The aggregate amount of time deposits with balances of $250,000 or more was $50,511,753 and $39,199,506 at March 31, 2017 and December 31, 2016, respectively.

13. Borrowed Money. The Bank had $15.0 million of FHLB borrowings outstanding at March 31, 2017, compared to $17.0 million at December 31, 2016. The Bank pledges its stock in the FHLB and certain loans secured by one to four family residential mortgages as collateral for actual or potential FHLB advances. At March 31, 2017 and December 31, 2016, the Bank had approximately $247.6 million and $246.2 million, respectively, of credit available with the FHLB. At March 31, 2017, the Bank had lendable collateral value with the FHLB totaling $228.7 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. The following table details the Bank’s FHLB advances outstanding and the related interest rates at March 31, 2017:

Maturity	Interest Rate	Amount
		(Dollars in thousands)
June 26, 2017	0.95%	$2,000
June 26, 2017	0.79%	1,000
June 29, 2017	0.93%	1,000
June 22, 2018	1.33%	1,000
June 25, 2018	1.36%	2,000
June 25, 2018	0.87%	1,000
June 29, 2018	1.34%	1,000
June 24, 2019	1.05%	1,000
July 8, 2019	1.62%	2,000
June 29, 2020	1.98%	2,000
July 6, 2020	1.89%	1,000
		$15,000

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

In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, trust preferred securities of bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that were issued prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of March 31, 2017 related to a subsidiary Trust holding solely Debentures of the Company is as follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The Trust Preferred Securities bear interest at three-month LIBOR plus 2.95% payable quarterly. The Company has swapped the interest rate on these Debentures to a fixed rate of 4.97% with a maturity date of December 30, 2024. This strategy was executed to provide the Company with protection from a rising rate environment. See Note 19 below for additional information.

15. Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from the Bank. At March 31, 2017 and December 31, 2016, the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

15. Regulatory Capital (Continued)

As of March 31, 2017, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2017, that management believes have changed the Bank's well capitalized category. Beginning in 2015, the Bank became subject to new Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed and a new ratio, the Common Equity Tier 1 Risk-Based Capital Ratio (CET1) is now being measured and monitored. For the Bank’s capital structure, the CET1 Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical.

Basel III limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a capital conservation buffer consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increases each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus the capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.00% . The Bank’s actual regulatory capital amounts and ratios as of March 31, 2017 and December 31, 2016 are as follows:

Regulatory Capital Amounts and Ratios	3/31/2017		12/31/2016
	Amount	Ratio (1)	Amount	Ratio (2)
	(Dollars in thousands)
Total risk-based capital (1)	$98,677	12.791%	$96,502	13.009%
Tier 1 risk-based capital (1)	89,425	11.592%	87,517	11.798%
Common equity Tier 1 risk-based capital (1)	89,425	11.592%	87,517	11.798%
Tier 1 leverage capital	89,425	8.886%	87,517	8.894%

(1) Includes 1.25% phase in for capital conservation buffer.

(2) Includes 0.625% phase in for capital conservation buffer.

16. Stock-Based Compensation. The Company had two stock-based compensation plans at March 31, 2017. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the 1997 Plan) and the 2008 Equity Incentive Plan (the 2008 Plan). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At March 31, 2017, the 1997 Plan had 18,250 granted unexercised stock option shares. At March 31, 2017, the 2008 Plan included 128,250 granted unexercised stock option shares, 7,165 granted nonvested restricted stock award shares and 803,350 shares available to be granted.

Stock Option Grants. Options granted under the 2008 Plan are granted at the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. The Company settles stock option exercises with authorized unissued shares. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company’s common stock based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. A summary of option plan activity and changes as of and during the three month periods ended March 31, 2017 and 2016 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Quarter Ended March 31, 2017:
Outstanding at December 31, 2016	147,750	$9.91
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	(1,250)	7.14
Outstanding at March 31, 2017	146,500	9.93	$574,103
Vested and Exercisable at March 31, 2017	124,900	$10.35	$473,983
Quarter Ended March 31, 2016:
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(3,000)	27.87
Expired	(1,250)	33.27
Exercised	(3,000)	5.40
Outstanding at March 31, 2016	158,500	10.37	$202,480
Vested and Exercisable at March 31, 2016	118,500	$11.52	$148,818

16. Stock-Based Compensation (Continued)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of March 31, 2017, including weighted-average remaining contractual term expressed in years (Life) and weighted average exercise price (Price):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	90,250	5.70	$6.13	68,650	$5.70
$10.01 – 17.00	27,000	2.45	11.01	27,000	11.01
$17.01 – 30.00	29,250	1.01	20.65	29,250	20.65
	146,500	4.16	$9.93	124,900	$10.35

A summary of nonvested option shares as of March 31, 2017 and 2016, and vesting changes during the three months then ended, is presented below:

Period Ended:	March 31, 2017		March 31, 2016
	Shares	Price	Shares	Price
Nonvested at beginning of period	32,150	$7.09	53,300	$6.67
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested	(10,550)	6.26	(13,300)	5.90
Nonvested at end of period	21,600	7.49	40,000	6.93

Compensation expense recognized for stock options was $11,045 and $11,780 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, total unrecognized compensation cost on granted unexercised shares was $78,122, and is expected to be recognized during the next 3.0 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. There were no restricted stock awards granted during the three months ended March 31, 2017. During the three months ended March 31, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. Total compensation expense recognized for restricted stock awards for the three months ended March 31, 2017 and 2016 was $9,524 and $8,879, respectively. As of March 31, 2017, there was $52,775 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 4.0 years.

A summary of nonvested restricted stock awards as of March 31, 2017 and 2016, and vesting changes during the respective three month periods is presented below:

	Shares	Price
Period Ended March 31, 2017:
Nonvested at December 31, 2016	11,750	$8.27
Granted	-	-
Vested	(4,585)	8.31
Forfeited	-	-
Nonvested at March 31, 2017	7,165	$8.25
Period Ended March 31, 2016:
Nonvested at December 31, 2015	10,425	$8.36
Granted	5,200	8.15
Vested	(3,475)	8.36
Forfeited	-	-
Nonvested at March 31, 2016	12,150	$8.27

16. Stock-Based Compensation (Continued)

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Decrease in net income before income taxes	$20,569	$20,659
Decrease in net income	$20,569	$20,659
Decrease in basic earnings per share	$0.00	$0.01
Decrease in diluted earnings per share	$0.00	$0.01

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

Level 1: inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. The type of assets carried at Level 1 fair value generally include investments such as U.S. Treasury and U.S. government agency securities.

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. Price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally include securities and mortgage-backed securities issued by Government Sponsored Enterprises (GSEs), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

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

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	March 31, 2017	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$21,745	$21,745	$-	$-
Mortgage-backed securities	91,045	-	91,045	-
Municipal securities	54,858	-	54,858	-
Corporate bonds	26,890	-	26,890	-
Mortgage loans held for sale	2,507	-	2,507	-
Bank-owned life insurance	18,219	-	18,219	-
Total March 31, 2017	$215,264	$21,745	$193,519	$-

Description	December 31, 2016	Level 1	Level 2	Level 3
Securities available for sale:
Government agencies	$16,995	$16,995	$-	$-
Mortgage-backed securities	95,116	-	95,116	-
Municipal securities	53,682	-	53,682	-
Corporate bonds	26,813	-	26,813	-
Mortgage loans held for sale	5,099	-	5,099	-
Bank-owned life insurance	18,080	-	18,080	-
Interest rate swap	121	-	121	-
Total December 31, 2016	$215,906	$16,995	$198,911	$-

Assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	March 31, 2017	Level 1	Level 2	Level 3
Impaired loans, net	$9,247	$-	$-	$9,247
Other real estate owned	3,115	-	-	3,115
Total March 31, 2017	$12,362	$-	$-	$12,362

Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$10,730	$-	$-	$10,730
Other real estate owned	3,229	-	-	3,229
Total December 31, 2016	$13,959	$-	$-	$13,959

Impaired loans at March 31, 2017 and December 31, 2016 include $8.4 million and $9.9 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of the loans to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $119,295 and $7,209 were made to OREO during the three months ended March 31, 2017 and 2016, respectively.

No liabilities were measured at fair value on a recurring or non-recurring basis as of March 31, 2017 or December 31, 2016.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at March 31, 2017 and December 31, 2016:

	Level in	March 31, 2017		December 31, 2016
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$21,650	$21,650	$22,855	$22,855
Interest-bearing deposits in other banks	Level 1	49,063	49,063	23,321	23,321
Securities available for sale	Level 1	21,745	21,745	16,995	16,995
Securities available for sale	Level 2	172,793	172,793	175,611	175,611
Securities held to maturity	Level 2	510	510	511	510
Loans held for sale	Level 2	2,507	2,507	5,099	5,099
Loans and leases HFI, net, less impaired loans	Level 2	705,637	708,955	678,911	681,239
Stock in FHLB of Atlanta	Level 2	1,529	1,529	1,574	1,574
Accrued interest receivable	Level 2	2,974	2,974	3,526	3,526
Interest rate swap	Level 2	-	-	121	121
Bank-owned life insurance	Level 2	18,219	18,219	18,080	18,080
Impaired loans HFI, net	Level 3	9,247	9,247	10,730	10,730
Mortgage servicing rights	Level 3	3,030	2,140	3,128	2,149
Financial liabilities:
Deposits	Level 2	$918,549	$919,866	$869,591	$870,600
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

Financial assets:

Cash and Due from Banks and Interest-Bearing Deposits in Other Banks: The carrying amounts for cash and due from banks and interest bearing deposits in other banks are equal to their fair value. Fair value hierarchy Input level 1.

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

19. Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. During 2016, the Company restructured the terms of this swap to lower the fixed rate cost and extend its maturity. As a result, the restructured rate is 4.97% and the maturity date of the swap is December 30, 2024

20. Compensated Absences. The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

21. Subsequent Events. We have evaluated subsequent events after March 31, 2017, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after March 31, 2017, that required adjustments to or disclosure in the Consolidated Financial Statements.

22. Recent Accounting Pronouncements. The following are Accounting Standards Updates (ASU) recently issued by the Financial Accounting Standards Board (the FASB) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

22. Recent Accounting Pronouncements (Continued)

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

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU affect entities with transactions included within the scope of Topic 606 (Revenue from Contracts with Customers). The scope of Topic 606 includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this ASU clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for this ASU are the same as the effective date of ASU 2014-09 above. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU affect entities with transactions included within the scope of Topic 606. This ASU clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The ASU seeks to address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date for this ASU is the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09 above). The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU address narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this ASU are the same as requirements of ASU 2014-09. ASU 2015-14, issued in August 2015, amended the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

22. Recent Accounting Pronouncements (Continued)

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles-Goodwill and Other, currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public entities, the amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will evaluate the impact this ASU may have on its consolidated financial statements

22. Recent Accounting Pronouncements (Continued)

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with derecognition and deconsolidation guidance in Subtopic 810-10. In addition, this ASU eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. This ASU also provides guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective at the same time as for ASU 2014-09 above. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-06, Employee Benefit Plan Master Trust Reporting. The FASB is issuing this ASU to improve the usefulness of the information reported to users of employee benefit plan financial statements. This ASU relates primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation-Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate.

Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this ASU require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2017, and December 31, 2016. Total assets increased by $48.7 million, an annualized growth rate of 19.7%, to $1.04 billion at March 31, 2017, from $990.7 million at December 31, 2016. Earning assets increased by $51.6 million, an annualized growth rate of 22.4%, to $973.8 million at March 31, 2017, from $922.2 million at December 31, 2016. The ratio of earning assets to total assets was 93.7% at March 31, 2017, compared to 93.1% at December 31, 2016.

Interest-bearing deposits with banks increased to $49.1 million at March 31, 2017, from $23.3 million at December 31, 2016. These funds are available to support securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio increased to $195.0 million at March 31, 2017, from $193.1 million at December 31, 2016. The Bank may make changes in the securities portfolio mix to manage sensitivity to future interest rate fluctuations. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Loans held for sale totaled $2.5 million at March 31, 2017, compared to $5.1 million at December 31, 2016, reflecting the net effect of current period mortgage lending activity. During the three months ended March 31, 2017, there were $8.4 million of loan sales, $5.7 million of loan originations net of principal payments and $186,000 of net realized gains. Proceeds from mortgage loan sales are used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans and leases (“loans”) held for investment grew by $26.5 million during the current quarter, an annualized growth rate of 15.1%, to $727.1 million at March 31, 2017, from $700.6 million at December 31, 2016. During the three months ended March 31, 2017, there were $26.8 million of originations net of principal payments and $265,000 of transfers to other real estate owned (OREO). The loans-to-deposit ratio was 79.3% at March 31, 2017, compared to 81.1% at December 31, 2016, as deposit growth outpaced loan growth during the three months ended March 31, 2017. See “Note 6. Loans Held for Investment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Improving asset quality metrics is a key component of the Bank’s short-term and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (TDRs) on nonaccrual status declined to $2.8 million at March 31, 2017, from $3.1 million at December 31, 2016. Management and the Board of Directors are committed to improving asset quality, as we believe it is a key driver of stock price performance and overall stockholder value. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.38% at March 31, 2017, compared to 0.44% at December 31, 2016.

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

Management has thoroughly evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (ALLL). Aside from the loans identified on nonaccrual status, there were no loans at March 31, 2017 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

The Bank maintains the ALLL at levels management believes are adequate to absorb probable losses inherent in the loan portfolio. The Bank has developed policies and procedures for assessing the adequacy of the ALLL that reflect the assessment of credit risk and impairment analysis. This assessment includes a quarterly analysis of qualitative and quantitative factors regarding the loan portfolio as well as economic conditions within the Bank’s footprint. In developing this analysis, the Bank relies on historical loss experience, estimates and exercises judgment in assessing credit risk. Future assessments of credit risk may yield different results, depending on changes in the qualitative and quantitative trends, which may require adjustments in the ALLL.

The Bank uses various modeling, calculation methods and estimation tools for measuring credit risk and performing impairment analysis, which is the basis used in developing the ALLL. The factors supporting the ALLL do not diminish the fact that the entire ALLL is available to absorb probable losses in the loan and lease portfolio. The Bank’s principal focus is on the adequacy of the ALLL. Based on the overall credit quality of the loan portfolio, management believes the ALLL is adequate and has been established pursuant to generally accepted accounting principles (GAAP), with consideration of the current economic environment.

The quarterly assessment of ALLL adequacy includes an analysis of actual historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors will result in a positive or negative adjustment to the ALLL methodology. Adjustments for each qualitative risk component may range from +25 basis points to -10 basis points. A component score of 0 basis points indicates no effect on the ALLL. A component rating of +25 basis points indicates the assessed maximum potential of increased risk to the ALLL adequacy. A -10 basis point component rating indicates the most positive effect on the ALLL. There were no changes in accounting policy and methodology used to estimate the ALLL during the three months ended March 31, 2017.

The ALLL was $8.9 million at March 31, 2017, compared to $8.7 million at December 31, 2016. The ratio of the ALLL to loans held for investment was 1.23% at March 31, 2017, compared to 1.24% at December 31, 2016. During the three months ended March 31, 2017, there were $265,000 of provision for credit losses and $3,000 of net recoveries. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $9.6 million of loans classified as impaired, net of $644,000 in write-downs at March 31, 2017, compared to $11.1 million classified as impaired, net of $654,000 in write-downs at December 31, 2016. At March 31, 2017 and December 31, 2016, the ALLL included $367,000 and $393,000 specifically provided for impaired loans, respectively.

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

On a loan-by-loan basis, the Bank restructures loans that were either on non-accrual basis or on accrual basis prior to restructuring. If a loan was on nonaccrual basis prior to restructuring, it remains on nonaccrual until the borrower has demonstrated a willingness and ability to meet the terms and conditions of the restructuring and to make the restructured loan payments, generally for a period of at least six months. If a restructured loan was on accrual basis prior to restructuring and the Bank expects the borrower to perform to the terms and conditions of the loan after restructuring (i.e. the loan was current, on accrual basis, and the borrower has the ability to make the restructured loan payments), the loan remains on an accrual basis. See “Note 8. Troubled Debt Restructurings” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

OREO acquired from foreclosures was $3.1 million at March 31, 2017, compared to $3.2 million at December 31, 2016. During the three months ended March 31, 2017, there were $342,000 of disposals, $119,000 of valuation adjustments and $265,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage servicing rights (MSRs) were $2.1 million at both March 31, 2017 and December 31, 2016, respectively. Loans serviced for others declined to $368.6 million at March 31, 2017, from $372.0 million at December 31, 2016, as principal repayments exceeded the volume of new loans sold service retained.

The Bank’s investment in bank-owned life insurance (BOLI) was $18.2 million at March 31, 2017, compared to $18.1 million at December 31, 2016. The investment returns from the BOLI are utilized to offset a portion of the cost of providing benefit plans to certain employees.

Goodwill was $4.2 million at both March 31, 2017 and December 31, 2016, respectively, and is tested for impairment annually. The Company’s most recent annual test determined there was no goodwill impairment. Identifiable intangible assets were $1.6 million at both March 31, 2017 and December 31, 2016, respectively, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased by $49.3 million, an annualized growth rate of 22.6%, to $919.9 million at March 31, 2017, from $870.6 million at December 31, 2016. For the current three month period non-maturity deposits (personal and business checking, savings and money market accounts) grew by $37.2 million, an annualized growth rate of 24.3%, to $651.3 million at March 31, 2017, from $614.0 million at December 31, 2016.

Certificates of deposit (CDs) grew by $12.0 million, to $268.6 million at March 31, 2017, from $256.6 million at December 31, 2016. CDs represented 29.2% and 29.5% of total deposits at March 31, 2017 and December 31, 2016, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

Federal Home Loan Bank (FHLB) borrowings declined to $15.0 million at March 31, 2017, from $17.0 million at December 31, 2016. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both March 31, 2017 and December 31, 2016, respectively. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased by $2.1 million to $89.3 million at March 31, 2017, from $87.2 million at December 31, 2016. This increase primarily reflects the $1.9 million of net income earned for the quarter ended March 31, 2017 and a $535,000 increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, net of $332,000 of dividends declared. There were 9,500,266 common shares outstanding at March 31, 2017, compared to 9,494,935 shares outstanding at December 31, 2016, reflecting the net effect of 4,081 shares issued pursuant to the vesting of restricted stock awards and 1,250 shares issued pursuant to a stock option exercise during the current period. See "Consolidated Statements of Changes in Stockholders' Equity" for additional information.

Accumulated other comprehensive income increased to $2.0 million at March 31, 2017, from $1.5 million at December 31, 2016, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 8.03% at March 31, 2017, versus 8.21% at December 31, 2016, and the tangible book value per common share increased to $8.79 at March 31, 2017, from $8.57 at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of March 31, 2017, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as “well capitalized”. There are no conditions or events since March 31, 2017 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three Months Ended March 31, 2017 and 2016.

General. Net income for the three months ended March 31, 2017 increased by 28.2% to $1.9 million, or $0.20 per diluted common share, from net income of $1.5 million, or $0.15 per diluted common share earned for the comparative three month period ended March 31, 2016.

Interest Income. Interest income increased to $9.6 million for the three months ended March 31, 2017, from $8.7 million for the three months ended March 31, 2016. The year-over-year growth in interest income is due primarily to changes in the composition and volume of our earning asset base, coupled with an increase in yields on earning assets. The tax equivalent yield on average earning assets increased to 4.15% for the three months ended March 31, 2017, from 4.07% for the three months ended March 31, 2016. Average earning assets increased to $946.6 million for the three months ended March 31, 2017, from $865.5 million for the comparative 2016 three month period.

Interest Expense. Interest expense increased to $940,000 for the three months ended March 31, 2017, from $882,000 for the three months ended March 31, 2016. Interest expense during the current period was primarily impacted by increased interest expense on deposits, reflecting the growth in deposits discussed above.

The cost of average interest-bearing liabilities has remained unchanged at 0.52% for both the three months ended March 31, 2017 and 2016. The Bank’s cost of interest-bearing liabilities has been impacted by the growth in lower cost non-maturity deposits which have replaced maturing longer term wholesale CD’s and FHLB advances. In addition, during 2016 the Company restructured the interest rate swap on its Trust Preferred debt, and this extended the maturity of the swap and lowered its cost.

Average interest-bearing liabilities increased to $724.5 million for the three months ended March 31, 2017, from $685.1 million for the comparable 2016 three month period. Average noninterest-bearing demand deposits increased to $195.2 million for the three months ended March 31, 2017, from $163.3 million for the comparable 2016 three month period.

Net Interest Income. Net interest income for the quarter ended March 31, 2017 increased to $8.7 million, from $7.8 million for the comparable 2016 three month period. The tax equivalent net interest margin increased to 3.74% for the current quarter, from 3.66% for the comparable 2016 quarter. Yields on earning assets have been positively impacted by the strong growth in the Bank’s loan portfolio. This loan growth has resulted in a significant change in the mix of our earning assets over comparative periods. On the liability side of the balance sheet, continued expansion of our non-maturity deposit base, including non-interest bearing demand deposit accounts, has allowed the Company to efficiently fund its loan growth.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three months ended March 31, 2017 and 2016, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 – Yield/Cost Analysis

	Year Ended December 31,
	Quarter Ended March 31, 2017			Quarter Ended March 31, 2016
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$708,822	$8,213	4.64%	$621,345	$7,192	4.59%
Investments and deposits (1)	237,756	1,391	2.67	244,118	1,480	2.73
Total earning assets (1)	946,578	9,604	4.15	865,463	8,672	4.07
Nonearning assets	67,732			73,239
Total assets	$1,014,310			$938,702

Interest bearing liabilities:
Deposits	$691,992	754	0.44	$641,460	669	0.42
Borrowings	22,161	62	1.12	33,313	73	0.87
Junior subordinated debentures	10,310	124	4.82	10,310	140	5.37
Total interest bearing liabilities	724,463	940	0.52	685,083	882	0.52
Noninterest bearing demand deposits	195,183	-	-	163,269	-	-
Total sources of funds	919,646	940	0.41	848,352	882	0.42
Other liabilities and stockholders' equity:
Other liabilities	5,521			6,085
Stockholders’ equity	89,143			84,265
Total liabilities and equity	$1,014,310			$938,702

Net interest income		$8,664			$7,790

Interest rate spread (1)(2)			3.62%			3.55%
Net interest margin (1)(3)			3.74%			3.66%
Ratio of earning assets to interest bearing liabilities			130.66%			126.33%

(1)	Yield shown as a tax-adjusted yield.
(2)	Represents the difference between the average yield on earning assets and the average cost of funds.
(3)	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $265,000 of provision for credit losses in the three months ended March 31, 2017, compared to $225,000 recorded in the three months ended March 31, 2016. The increase in provision for credit losses was primarily to support the $26.5 million net growth in loans held for investment during the current quarter. Provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan and lease portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Noninterest Income. Total noninterest income declined to $3.3 million for the three months ended March 31, 2017, versus $3.6 million for the comparable 2016 three month period. Noninterest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges remained relatively consistent at $1.9 million for both the three months ended March 31, 2017 and 2016, respectively. Deposit fees and service charges represented 56.3% and 53.3% of total non-interest income for the three months ended March 31, 2017 and 2016, respectively. The amount of service charges and fees is generally dependent upon the volume of account transaction activity and the collection of related service charges and fees.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $795,000 for the three months ended March 31, 2017, from $648,000 for the comparable 2016 three month period.  The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other mortgage loans. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities. We continue to explore various strategies to enhance our non-interest income, including the purchasing of additional mortgage servicing rights.

There were no gains from investment securities sales in the first quarter of 2017, compared to $284,000 of net gains recognized in the comparable 2016 first quarter. During the first quarter of 2017 the Bank had no securities sales, compared to $30.7 million of securities sales in the first quarter of 2016. Proceeds from investment securities sales are primarily used to fund net growth in our loan portfolio and to provide liquidity to support the Bank’s operating and financing activities.

During the first quarter of 2017, sales of OREO properties resulted in net gains of $82,000, compared to a $12,000 net loss for the 2016 first quarter, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income for the first quarter of 2017 totaled $479,000, compared to $692,000 for the first quarter of 2016. Other non-interest income includes revenue from investments in BOLI of $139,000 for the first quarter of 2017, compared to $135,000 for the 2016 first quarter. Also included in other non-interest income is Small Business Administration (SBA) related revenue of $116,000 for the first quarter of 2017, compared to $144,000 for the first quarter of 2016. During the first quarter of 2016, other non-interest income included the receipt of a $230,000 non-recurring fee.

Noninterest Expense. Total noninterest expense declined to $9.0 million for the three months ended March 31, 2017, from $9.1 million for the comparable 2016 three month period.

Compensation and benefit expenses, the largest component of non-interest expenses, increased to $5.1 million for the first quarter of 2017, from $5.0 million for the 2016 first quarter. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums declined to $147,000 for the first quarter of 2017, from $162,000 for the 2016 first quarter, as previously announced changes in the calculation of FDIC insurance premiums have had a positive impact on this expense.

Premises and equipment expense remained consistent at $1.4 million for both the first quarter of 2017 and the first quarter of 2016. During the first quarter of 2017, we consolidated two branch locations with other nearby facilities, compared to three branch locations consolidated into other facilities in the first quarter of 2016. We continue to explore opportunities to enhance our operating leverage and gain efficiency and performance improvement from our branch network.

Marketing expense was reduced to $64,000 for the first quarter of 2017, from $188,000 for the 2016 first quarter. During the past two fiscal years, the Bank has focused its marketing efforts on enhancing its brand awareness throughout our footprint and more specifically in new markets.

Data processing costs of $793,000 for the first quarter of 2017, remained relatively unchanged from the $796,000 for the 2016 first quarter. Data processing costs fluctuate in conjunction with changes in the number of customer accounts and transaction activity volumes.

Total amortization of intangible assets, including mortgage servicing rights and identifiable intangible assets, was $149,000 for the first quarter of 2017, compared to $132,000 for the 2016 first quarter. Amortization of MSRs was $89,000 the first quarter of 2017, compared to $60,000 for the 2016 first quarter as the Bank acquired additional MSRs in the middle of 2016. Amortization of the Company’s core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $60,000 the first quarter of 2017, compared to $71,000 for the 2016 first quarter. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total expenses attributable to the ongoing maintenance, property taxes, insurance and valuation adjustments for OREO properties were $165,000 and $94,000 for the three months ended March 31, 2017 and 2016, respectively. OREO valuation adjustments included therein were $119,000 and $7,000 for the three months ended March 31, 2017 and 2016, respectively. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary.

Other non-interest expense was $1.2 million for the first quarter of 2017, compared to $1.3 million for the 2016 first quarter. As previously discussed, the Bank consolidated two and three existing branches, respectively, into nearby locations during the first quarter of 2017 and first quarter of 2016, respectively. Of the locations that were consolidated, four of the facilities are leased and one was owned. The Bank sold the owned location in first quarter of 2016 and realized an $85,000 pre-tax loss, which is included in other expense during that reporting period.

Income tax expense increased to $778,000 for the first quarter of 2017, from $574,000 for the 2016 first quarter. The effective income tax rates were 29.36% for the first quarter of 2017, compared to 28.20% for the 2016 first quarter. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Some of our key performance ratios are return on average assets (ROA), return on average equity (ROE) and the efficiency ratio. ROA increased to 0.75% for the first quarter of 2017, from 0.63% for the 2016 first quarter. ROE increased to 8.52% for the first quarter of 2017, from 6.97% for the 2016 first quarter. The efficiency ratio (noninterest expenses as a percentage of net interest income plus noninterest income) improved to 74.92% for the first quarter of 2017, from 80.74% for the 2016 first quarter. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead. We anticipate the efficiency ratio to improve as we continue to explore opportunities to increase operating leverage and gain efficiencies from our branch network.

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

At March 31, 2017, the Bank had cash, deposits in banks, investment securities and loans held for sale totaling $268.3 million, compared to $244.4 million at December 31, 2016. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 22.8% at March 31, 2017, compared to 25.0% at December 31, 2016, which management believes is more than adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank’s primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, earnings and funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available for sale. At March 31, 2017, the Bank had $247.6 million of credit availability with the FHLB, of which there was lendable collateral value totaling $228.7 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. At March 31, 2017, the Bank had additional capacity to borrow $94.9 million from the Federal Reserve Bank (FRB) Discount Window. At March 31, 2017, the Company and Bank had $5.0 million $70.0 million, respectively, of pre-approved, but unused lines of credit.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from the Bank. The Bank was in compliance with all regulatory capital requirements at March 31, 2017, and December 31, 2016. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Contractual Obligations. In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. Table 2 below reflects contractual obligations of the Company outstanding as of March 31, 2017.

Table 2 – Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowed money (1)	$15,000	$4,000	$8,000	$3,000	$-
Junior subordinated debentures (2)	10,310	-	-	-	10,310
Lease obligations (3)	6,010	1,320	1,960	1,177	1,553
Deposits (4)	919,866	802,747	94,025	22,917	177
Total contractual obligations	$951,186	$808,067	$103,985	$27,094	$12,040

(1)	See “Note 13. Borrowed Money” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(2)	See “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(3)	See “Note 10. Premises and Equipment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(4)	See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Loan Impairment and Allowance for Loan and Lease Losses. A loan or lease is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant lending relationships and include the accumulation of related data. This data includes loan and lease payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and unfunded loan commitments, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loan portfolio will not require additional adjustments to the ALLL.

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

Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by a party to a financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Table 3 below is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

Table 3 – Off Balance Sheet Arrangements

	March 31, 2017	December 31, 2016
	(In Thousands)
Commitments to originate loans	$106,800	$112,070
Undrawn balances on lines of credit and credit reserves	54,801	54,186
Standby letters of credit	481	487
Total contractual obligations	$162,082	$166,743

The reserve for unfunded commitments was $311,442 and $311,623 as of March 31, 2017 and December 31, 2016, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Management Committee (ALCO).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income (NII) at risk, which measures the impact on NII over the next twelve and twenty-four months of immediate changes in interest rates and (2) net economic value of equity (EVE), which measures the impact on the present value of net assets of immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. These models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve and twenty four month NII projections are developed using the same balance sheet but with the new yield curves and these results are compared to the base scenario. The Company also models other scenarios to evaluate potential NII at risk such as a gradual ramp in interest rates, a flattening yield curve, a steepening yield curve, and others that management deems appropriate.

EVE at risk is based on the change in the present value of all assets and liabilities under different interest rate scenarios. The present value of existing cash flows with the current yield curve serves as the base case. The Company then applies an immediate parallel shock to that yield curve of ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent and recalculates the cash flows and related present values. Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of assets and liabilities, changes in market conditions, and interest rate sensitivities of the Company's non-maturity deposits with respect to interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NII or predict the impact of changes in interest rates on NII and EVE. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of NII are assessed as part of the Company's forecasting process.

NII and EVE Analysis. Table 4 below presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2017.

Table 4 – NII and EVE Analysis

	March 31, 2017
Immediate change in interest rates:	Estimated Exposure to NII	Estimated Exposure to EVE
+ 4.0%	10.55%	1.13%
+ 3.0%	8.88	3.41
+ 2.0%	6.13	4.76
+ 1.0%	3.06	3.71
No change	—	—
- 1.0%	(5.47)	(9.36)

While the measures presented in the Table 4 are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that impact the levels of NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rates changes, and management actions taken in response to the preceding conditions.

Item 4.  Controls and Procedures. As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Item 1A. Risk Factors: If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely actually occurs, our business, financial condition or results of operations could be adversely affected. The risks identified below and this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us as described below and elsewhere in this Form 10-Q, including “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

An investment in our common stock involves certain risks. Before investing in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risk factors described in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially or adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other unidentified risks.

Risks Related to Our Business

We may experience unexpected credit losses in connection with the loans we make, which could have a material adverse effect on our capital, financial condition, and results of operations. As a lender, we face the risk that our borrowers will not repay their loans and guarantors or other related parties will also fail to perform in accordance with the loan terms. A borrower’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a borrower may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a borrower defaults on a loan. However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our borrower. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our borrowers specifically, can be precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our allowance for loan losses may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business. A significant portion of our loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Commercial real estate loans increase our exposure to credit risk. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

Our allowance for loan and lease losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for probable losses caused by customer loan defaults. The allowance for loan losses may not be adequate to cover actual loan losses, and in this case additional and larger provisions for loan losses would be required to replenish the allowance. Provisions for loan losses are a direct charge against income. We establish the amount of the allowance for loan losses based on historical loss rates, as well as estimates and assumptions about future events. Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate. We believe that our allowance for loan losses is currently adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

Our focus on lending to small to mid-sized businesses may increase our credit risk. Many of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to risks in connection with residential mortgage loans. We originate fixed and adjustable rate loans secured by one- to four-family residential real estate. As of March 31, 2017, we had $76.0 million residential mortgage loans, which was 10.4% of total loans. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future. Due to the growth of the Bank and expansion into new markets over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An increase in our nonperforming assets would adversely impact our earnings. Our nonperforming assets may increase in future periods. Nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income. From time to time, we also write down the other real estate owned portfolio to reflect changing market values. There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to the other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business. The Company operates in markets that are susceptible to hurricanes and other natural disasters. Large-scale natural disasters may significantly affect loan portfolios by damaging properties pledged as collateral, affecting the economies our borrowers live in, and by impairing borrowers’ ability to repay their loans.

We may be forced to foreclose on the collateral property securing our loans and own the underlying real estate, which may subject us to the increased costs associated with the ownership of real property. We originate loans secured by real estate and from time to time are forced to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, which exposes us to the inherent risks of real property ownership. The amount that we, as a lender, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;
•	environmental cleanup liability;
•	neighborhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	natural or other disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss. This may result in reduced net income, which may have a material adverse effect on our financial condition and results of operations.

We may be subject to environmental liability associated with our lending activities. A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive regulation, which could have an adverse effect on our operations. We are subject to extensive regulation and supervision from the SEC, the Federal Reserve, the FDIC and the North Carolina Commissioner of Banks (collectively the “regulators”). New regulations issued by these agencies may adversely affect our ability to carry on our business activities. Certain of this regulation and supervision is intended primarily for the protection of the FDIC insurance fund and our depositors and borrowers, rather than our common stockholders. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and the determination of the level of allowance for loan losses. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations. We expect that the regulators will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

Financial reform legislation and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations. The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect lending, deposit, investment, and operating activities of financial institutions and their holding companies. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, most but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

Capital rules that were issued in recent years generally require insured depository institutions and their holding companies to hold more capital.   The impact of these rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The rules became effective on January 1, 2015 for the Company and the Bank and will be fully phased in by January 1, 2019. The new rules substantially amended the regulatory risk-based capital rules applicable to us. The rules include certain new and higher risk-based capital and leverage requirements than those previously in place, plus a 2.5% capital conservation buffer.

Specifically, the following minimum capital requirements will apply to us: Common equity Tier 1 risk-based capital ratio of 4.5% (fully phased-in requirement of 7%); a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement; fully phased-in requirement of 8.5%); a total risk-based capital ratio of 8% (unchanged from the former requirement; fully phased-in requirement of 10.5%); and a leverage ratio of 4% (also unchanged from the former requirement). In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.  In addition, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We might be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed. We are required to maintain adequate capital levels to support our operations. In the future, we might need to raise additional capital to support growth, absorb loan losses, or meet more stringent capital requirements. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. We cannot provide assurance that additional capital will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing stockholders. If we cannot raise additional capital when needed, it could limit our growth and adversely affect our business, financial condition, results of operations and stock price.

We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock. In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, subordinated notes, preferred stock, common stock, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings would depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, the borrowing of funds or the issuance of debt would increase our leverage and decrease our liquidity, and the issuance of additional equity securities would dilute the interests of our existing stockholders.

If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital. If we determine, for any reason, that we need to raise capital, our board generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. Any issuance of additional shares of stock will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing stockholders.

The Federal Reserve may require us to commit capital resources to support the Bank. The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require us to make capital injections into the Bank and may charge us with engaging in unsafe and unsound practices for failure to commit resources to the Bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and adversely affect our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. The Company is a stand-alone entity with its own liquidity needs to service its debt or other obligations. Other than dividends from the Bank, the Company does not have additional means of generating liquidity without obtaining additional debt or equity funding. If we are unable to receive dividends from the Bank or obtain additional funding, we may be unable to pay our debt or other obligations.

Funding sources may prove insufficient to replace deposits and support future growth. We rely on customer deposits, including brokered deposits, advances from the FHLB of Atlanta and the FRB, and other borrowings to fund operations. Historically, we have been able to replace maturing deposits and advances; however, no assurance can be given that we would be able to replace such funds in the future if the financial condition of the FHLB or programs sponsored by the FRB, regulatory restrictions on brokered deposits or regulatory restrictions on the pricing of local deposits or other market conditions were to change. In addition, certain borrowing sources are on a secured basis. The FHLB has become more restrictive on the types of collateral it will accept and the amount of borrowings allowed on acceptable collateral. Due to changes in collateral requirements or deteriorating loan quality, outstanding borrowings could be required to be repaid, incurring prepayment penalties. Our financial flexibility may be severely constrained if we are unable to maintain access to funding at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future operations, our revenues may not increase proportionally to cover these costs.

We are subject to changes in interest rates and interest rate risk, which could negatively impact earnings. Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities. Net interest income is the most significant component of our earnings. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics. This mismatch can negatively impact net interest income if the margin between yields earned and rates paid narrows. Interest rate environment changes can occur at any time and are affected by many factors that are outside our control, including inflation, recession, unemployment trends, the Federal Reserve’s monetary policy, domestic and international disorder and instability in domestic and foreign financial markets. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could be adversely impacted.

Certain changes in interest rates, inflation, deflation or the financial markets could affect the fair market value of our investment securities portfolio. The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. Actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by economic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. Future declines in the market value or our investment securities may result in other-than-temporary impairment of these securities, which could lead to charges that could have a material adverse effect on our net income and capital levels.

The value of our goodwill and other identifiable intangible assets may decline in the future. As of March 31, 2017, we had $5.8 million of goodwill and other identifiable intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other identifiable intangible assets. The price of our common stock is one of several measures available for estimating the fair value of our goodwill. Although the market price of our common stock is currently trading above the book value of the Company, in recent years it has traded below the book value. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that our goodwill is impaired.  If we were to conclude that a future write-down of goodwill and other identifiable intangible assets is necessary, we would record the appropriate charge, which could have a negative impact on our financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Asset Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively affect our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business. Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. We may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The requirements of being a public company may strain our resources and divert management’s attention. Our common stock is registered under the Securities Exchange Act of 1934, thereby subjecting the Company to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have staff to comply with these requirements, we may need additional staff in the future or engage outside consultants, which will increase our costs and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure can create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings. The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. With the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We are subject to industry competition which may have an impact upon our success. Our profitability depends on our ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern us or our bank subsidiary and may have greater flexibility in competing for business. Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that offer convenience to customers and create additional efficiencies in our operations.

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may increase when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions. Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Negative public opinion surrounding our Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings. Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

New lines of business or new products and services may subject us to additional risk. We may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly where markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timeframes for introducing and developing new lines of business and/or new products or services may not be achieved and price and profitability estimates may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations

We face risks related to our operational, technological and organizational infrastructure. The Bank's ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new customers depends in part on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

Our operational or security systems may experience an interruption or breach in security, including as a result of cyber-attacks. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our client relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We have not experienced any material losses relating to cyber-attacks or other information security breaches to date. We may suffer such losses in the future and any information security breach could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities, which could have a material effect on our results of operations or financial condition.

New bank office facilities and other facilities may not be profitable. We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities could increase our non-interest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches and loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand. To expand our franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

We depend on key personnel for our success. Our operating results and ability to adequately manage our growth and minimize loan losses is highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that the Board believes is capable of managing and growing the Company. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Our banking operations are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include eastern and central North Carolina. We expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. In recent years, economic growth and business activity across a wide range of industries has been slow and uneven and there can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Worsening economic conditions and weakness within our markets could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

In the normal course of business, we process large volumes of transactions involving millions of dollars. If our internal controls fail to work as expected, if our systems are used in an unauthorized manner, or if our employees subvert our internal controls, we could experience significant losses. We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk includes the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements. This risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards. We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. Although not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors. We continually monitor and improve our internal controls, data processing systems, and corporate-wide processes and procedures, but there can be no assurance that future losses will not occur.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate. The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Results of Operation and Financial Condition,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Our reported financial results are impacted by management’s selection of accounting methods and certain assumptions and estimates. Our accounting policies and methods are fundamental to the way we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; intangible assets; and the fair value and discount accretion of loans acquired in FDIC-assisted transactions.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations. In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the contractual life of the financial instrument. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Our recent results may not be indicative of our future results. We may not be able to grow our business at the same rate of growth achieved in the past, or even grow our business at all. Additionally, we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, or otherwise to capitalize on opportunities presented, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely impact our future operating results.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information. In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We rely on other companies to provide key components of our business infrastructure. Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, data breaches, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Risks Related to an Investment in Our Common Stock

Our stock price may be volatile, which could result in losses to our investors and litigation against us. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational behavior on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our stockholders or the perception that those sales could occur may cause our stock price to decline. Although our common stock is listed for trading on the NASDAQ Global Select Market under the symbol FSBK, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

There can be no assurance that we will continue to pay cash dividends. While the Company currently is paying cash dividends, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.

The Company relies on dividends from the Bank for most of its revenue. The Company is a separate and distinct legal entity from the Bank. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on common stock and interest and principal on our debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock and our business, financial condition and results of operations may be adversely affected.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

As of March 31, 2017, the Company had $10.3 million of outstanding junior subordinated debentures. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make interest payments on the junior subordinated debentures before any dividends can be paid on its common stock, and in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company's ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.

Anti-takeover provisions could adversely affect our stockholders. In some cases, stockholders would receive a premium for their shares if we were acquired by another company. However, state and federal law and our articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of our board of directors. Consequently, a takeover attempt may prove difficult, and stockholders may not realize the highest possible price for their securities.

Our securities are not FDIC insured. Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2017 and 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of March 31, 2017 and December 31, 2016, and for the Three Months Ended March 31, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2017