Form 10-Q
period 2017-06-30
FIRST SOUTH BANCORP INC /VA/
filed 2017-08-08
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of August 8, 2017: 9,503,691

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$23,049,153	$22,854,712
Interest-bearing deposits with banks	17,022,773	23,320,968
Investment securities available for sale, at fair value	195,401,445	192,606,119
Investment securities held to maturity	506,553	509,617
Mortgage loans held for sale	6,380,856	5,098,518

Loans and leases held for investment	776,656,251	700,642,291
Allowance for loan and lease losses	(9,366,564)	(8,673,172)
Net loans and leases held for investment	767,289,687	691,969,119

Premises and equipment, net	11,152,205	11,291,596
Assets held for sale	185,906	192,720
Other real estate owned	2,437,946	3,229,423
Federal Home Loan Bank stock, at cost	1,847,700	1,573,700
Accrued interest receivable	3,448,043	3,525,684
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	2,134,256	2,148,905
Identifiable intangible assets	1,490,348	1,611,187
Bank-owned life insurance	18,351,387	18,080,183
Prepaid expenses and other assets	6,462,221	8,470,887

Total assets	$1,061,379,055	$990,701,914

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$208,671,921	$196,917,165
Interest bearing demand	308,799,734	272,098,903
Savings	149,720,673	145,031,981
Large denomination certificates of deposit	136,978,726	122,819,510
Other time	127,363,292	133,732,804
Total deposits	931,534,346	870,600,363

Borrowed money	22,500,000	17,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	5,138,320	5,607,832
Total liabilities	969,482,666	903,518,195

Common stock, $.01 par value, 25,000,000 shares authorized; 9,502,520 and 9,494,935 shares outstanding, respectively	95,025	94,949
Additional paid-in capital	36,072,883	36,018,743
Retained earnings	52,822,834	49,560,595
Accumulated other comprehensive income	2,905,647	1,509,432
Total stockholders' equity	91,896,389	87,183,719

Total liabilities and stockholders' equity	$1,061,379,055	$990,701,914

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Interest income:
Interest and fees on loans	$8,700,534	$7,642,097	$16,913,822	$14,833,692
Interest on investments and deposits	1,392,349	1,356,030	2,783,029	2,836,282
Total interest income	10,092,883	8,998,127	19,696,851	17,669,974

Interest expense:
Interest on deposits	830,192	697,426	1,584,181	1,366,702
Interest on borrowings	60,469	58,711	122,429	131,797
Interest on junior subordinated notes	127,011	141,578	251,261	281,617
Total interest expense	1,017,672	897,715	1,957,871	1,780,116

Net interest income	9,075,211	8,100,412	17,738,980	15,889,858
Provision for credit losses	485,000	325,000	750,000	550,000
Net interest income after provision for credit losses	8,590,211	7,775,412	16,988,980	15,339,858

Non-interest income:
Deposit fees and service charges	1,964,665	1,931,050	3,820,885	3,838,457
Loan fees and charges	92,723	138,649	178,767	195,634
Mortgage loan servicing fees	316,988	273,689	638,827	507,689
Gain on sale and other fees on mortgage loans	654,016	568,403	1,127,578	982,264
Gain (loss) on sale of other real estate, net	(26,151)	(14,315)	55,500	(26,484)
Gain on sale of investment securities	-	183,955	-	467,470
Other income	555,678	466,798	1,034,464	1,159,085
Total non-interest income	3,557,919	3,548,229	6,856,021	7,124,115

Non-interest expense:
Compensation and fringe benefits	5,000,901	4,944,984	10,114,454	9,984,939
Federal deposit insurance premiums	157,118	160,525	304,492	322,134
Premises and equipment	1,334,666	1,380,675	2,733,216	2,754,484
Marketing	119,050	229,434	182,790	417,253
Data processing	807,722	749,731	1,601,090	1,546,217
Amortization of intangible assets	151,269	133,571	300,466	265,099
Other real estate owned expense	105,093	212,883	269,859	306,557
Other	1,538,363	1,235,090	2,754,365	2,556,137
Total non-interest expense	9,214,182	9,046,893	18,260,732	18,152,820

Income before income tax expense	2,933,948	2,276,748	5,584,269	4,311,153
Income tax expense	879,031	664,734	1,657,155	1,238,345

NET INCOME	$2,054,917	$1,612,014	$3,927,114	$3,072,808

Per share data:
Basic earnings per share	$0.22	$0.17	$0.41	$0.32
Diluted earnings per share	$0.22	$0.17	$0.41	$0.32
Dividends per share	$0.035	$0.030	$0.070	$0.055
Average basic shares outstanding	9,500,958	9,493,776	9,499,289	9,492,489
Average diluted shares outstanding	9,554,420	9,519,565	9,548,382	9,517,248

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$2,054,917	$1,612,014	$3,927,114	$3,072,808

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	1,427,498	3,108,028	2,238,322	4,790,347
Tax effect	(513,899)	(1,164,857)	(805,796)	(1,776,969)
Unrealized holding gains on securities available-for-sale, net of tax	913,599	1,943,171	1,432,526	3,013,378

Reclassification adjustment for realized gains included in net income	-	(183,955)	-	(467,470)
Tax effect	-	53,709	-	134,276
Reclassification adjustment for realized gains, net of tax	-	(130,246)	-	(333,194)

Unrealized gains (losses) on interest rate hedge position	(81,648)	(22,560)	(56,737)	(187,051)
Tax effect	29,393	8,415	20,426	69,770
Unrealized losses on interest rate hedge position, net of tax	(52,255)	(14,145)	(36,311)	(117,281)

Other comprehensive income, net of tax	861,344	1,798,780	1,396,215	2,562,903

Comprehensive income	$2,916,261	$3,410,794	$5,323,329	$5,635,711

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2017 and 2016

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Six Months Ended June 30, 2017	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2016	$94,949	$36,018,743	$49,560,595	$1,509,432	$87,183,719

Net income	-	-	3,927,114	-	3,927,114

Other comprehensive income, net	-	-	-	1,396,215	1,396,215

Vesting of restricted stock awards, net	76	16,095	-	-	16,171

Stock based compensation expense	-	38,045	-	-	38,045

Dividends	-	-	(664,875)	-	(664,875)

Balance at June 30, 2017	$95,025	$36,072,883	$52,822,834	$2,905,647	$91,896,389

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Six Months Ended June 30, 2016	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income	-	-	3,072,808	-	3,072,808

Other comprehensive income, net	-	-	-	2,562,903	2,562,903

Vesting of restricted stock awards, net	35	(35)	-	-	-

Exercise of stock options	11	(11)	-	-	-

Stock based compensation expense	-	42,129	-	-	42,129

Dividends	-	-	(522,045)	-	(522,045)

Balance at June 30, 2016	$94,938	$35,978,994	$46,241,836	$5,010,801	$87,326,569

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Operating activities:
Net income	$3,927,114	$3,072,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	750,000	550,000
Depreciation	947,338	847,168
Amortization of intangibles	120,839	122,935
Amortization of mortgage servicing rights	179,627	142,164
Accretion of discounts and premiums on securities, net	635,607	768,201
(Gain) loss on disposal of premises and equipment	(2,000)	1,651
Loss on sale of assets held for sale	-	87,121
(Gain) loss on sale of other real estate owned	(55,500)	26,484
Gain on sale of loans held for sale	(562,938)	(540,097)
Gain on sale of investment securities available for sale	-	(467,470)
Valuation allowance on other real estate owned	176,919	110,170
Stock based compensation expense	38,045	42,129
Originations of loans held for sale, net	(19,160,581)	(16,586,508)
Proceeds from sale of loans held for sale	18,441,181	15,818,689
Other operating activities	724,895	611
Net cash provided by operating activities	6,160,546	3,996,056
Investing activities:
Proceeds from sale of investment securities available for sale	-	40,631,309
Purchases of investment securities available for sale	(10,360,239)	-
Purchases of investment securities held to maturity	(506,750)	-
Proceeds from principal repayments of mortgage-backed securities available for sale	9,167,442	11,829,622
Proceeds from maturity of investment securities held to maturity	510,000	-
Proceeds from sale of assets held for sale	-	803,479
Mortgage servicing rights from loans sold with servicing retained	(164,978)	(130,298)
Originations of loans held for investment, net of principal repayments	(76,279,261)	(62,371,462)
Proceeds from disposal of other real estate owned	935,358	912,253
Proceeds from disposal of premises and equipment	946,039	297,727
Purchase of bank-owned life insurance	(271,204)	(2,160,066)
Proceeds from sale (purchase) of FHLB stock	(274,000)	51,800
Purchase of premises and equipment	(1,751,986)	(236,095)
Net cash used in investing activities	(78,049,579)	(10,371,731)
Financing activities:
Net increase in deposit accounts	60,933,983	14,140,167
Net increase (decrease) in FHLB borrowings	5,500,000	(4,500,000)
Cash paid for dividends	(664,875)	(522,045)
Vesting of restricted stock awards, net	16,171	-
Net cash provided by financing activities	65,785,279	9,118,122

Increase (decrease) in cash and cash equivalents	(6,103,754)	2,742,447
Cash and cash equivalents, beginning of year	46,175,680	37,991,268
Cash and cash equivalents, end of year	$40,071,926	$40,733,715

Supplemental disclosures:
Other real estate acquired in settlement of loans	$265,300	$464,525
Transfer of premises to assets held for sale	$-	$1,083,320
Cash paid for interest	$1,575,118	$1,752,134

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation. First South Bancorp, Inc. (the "Company") was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The Bank has one significant operating segment, providing commercial and retail banking services to its markets located in the state of North Carolina. The Bank also provides a full menu of leasing services through its wholly owned subsidiary, First South Leasing, LLC. In addition, under its First South Wealth Management division, the Bank makes securities brokerage services available through an affiliation with an independent broker/dealer. The Bank operates through its main office in Washington, North Carolina, and has 28 full-service branch offices located throughout eastern and central North Carolina.

The accompanying unaudited consolidated financial statements are prepared in pursuant to the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of the Company and the Bank are presented on a consolidated basis. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2016 Annual Report previously filed on Form 10-K.

On June 9, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Carolina Financial Corporation (“CARO”). The Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into CARO (the “Merger”), with CARO continuing as the surviving corporation. As soon as practicable following consummation of the Merger, the Bank will merge with and into CARO’s wholly owned subsidiary, CresCom Bank ("CresCom"), with CresCom continuing as the surviving entity (the “Bank Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will have the right to receive 0.52 shares of CARO common stock for each share of the Company’s common stock. Cash will be paid in lieu of fractional shares. The transaction is expected to close in the fourth quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

2. Earnings Per Share. Basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effect of stock-based compensation plans. For both the three and six months ended June 30, 2017 there were 29,250 stock options, respectively, compared to 87,000 stock options, respectively, for both the three and six months ended June 30, 2016, that were anti-dilutive, because the exercise and grant prices exceeded the average market price of the Company’s common stock. The anti-dilutive shares are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2017 and 2016.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available-for-sale securities, and the reclassification of net gains and losses on available-for-sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (“AOCI”), net of taxes for the six months ended June 30, 2017 and 2016:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Gain (Loss) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In thousands)
Six Months Ended June 30, 2017
Balance at December 31, 2016	$1,433	$77	$1,510
Other comprehensive income before reclassifications	1,432	(36)	1,396
Amounts reclassified from AOCI	-	-	-
Net current period other comprehensive income	1,432	(36)	1,396
Balance at June 30, 2017	$2,865	$41	$2,906
Six Months Ended June 30, 2016
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	3,013	(117)	2,896
Amounts reclassified from AOCI	(333)	-	(333)
Net current period other comprehensive income (loss)	2,680	(117)	2,563
Balance at June 30, 2016	$5,375	$(364)	$5,011

4. Investment Securities. The following is a summary of the investment securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at June 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Securities available-for-sale:
June 30, 2017
Government agencies	$23,470	$411	$24	$23,857
Mortgage-backed securities	85,037	2,467	21	87,483
Municipal securities	55,502	1,681	26	57,157
Corporate bonds	26,917	131	144	26,904
Total	$190,926	$4,690	$215	$195,401
December 31, 2016
Government agencies	$16,797	$245	$47	$16,995
Mortgage-backed securities	93,124	2,155	163	95,116
Municipal securities	53,465	536	319	53,682
Corporate bonds	26,983	60	230	26,813
Total	$190,369	$2,996	$759	$192,606

	Amortized	Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Securities held-to-maturity:

June 30, 2017
Government agencies	$506	$1	$-	$507
Total	$506	$1	$-	$507

December 31, 2016
Government agencies	$510	$1	$-	$511
Total	$510	$1	$-	$511

The following table presents a summary of realized gains and losses from the sale of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from Sale	$-	$9,940	$-	$40,631

Gross realized gains on sales	-	185	-	594
Gross realized losses on sales	-	(1)	-	(127)
Total realized gains, net	$-	$184	$-	$467

4. Investment Securities (Continued)

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at June 30, 2017 and December 31, 2016. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2017
Government agencies	$6,727	$24	$-	$-	$6,727	$24
Mortgage-backed securities	13,240	21	-	-	13,240	21
Municipal securities	1,126	26	-	-	1,126	26
Corporate bonds	3,994	4	7,859	140	11,853	144
Total	$25,087	$75	$7,859	$140	$32,946	$215
December 31, 2016
Government agencies	$6,766	$47	$-	$-	$6,766	$47
Mortgage-backed securities	27,586	163	-	-	27,586	163
Municipal securities	24,156	319	-	-	24,156	319
Corporate bonds	13,751	26	7,795	204	21,546	230
Total	$72,259	$555	$7,795	$204	$80,054	$759

The following table summarizes the amortized cost and fair values of the investment securities portfolio at June 30, 2017, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$23,470	$-	$-
Fair value	-	23,857	-	-
Mortgage-backed securities
Amortized cost	2,106	64,736	3,165	15,030
Fair value	2,131	66,076	3,282	15,994
Municipal securities
Amortized cost	4,844	13,686	35,542	1,430
Fair value	4,886	14,025	36,788	1,458
Corporate bonds
Amortized cost	7,014	11,903	8,000	-
Fair value	7,015	11,973	7,916	-
Total Amortized cost	$13,964	$113,795	$46,707	$16,460
Total Fair value	$14,032	$115,931	$47,986	$17,452

Securities held-to-maturity:
Government agencies
Amortized cost	$-	$506	$-	$-
Fair value	-	507	-	-
Total Amortized cost	$-	$506	$-	$-
Total Fair value	$-	$507	$-	$-

United States government agency and mortgage-backed securities with an amortized cost of $60.5 million were pledged as collateral for public deposits at June 30, 2017, compared to $32.6 million at December 31, 2016. In addition, a government agency bond with an amortized cost of $506,000 and $510,000 was pledged as collateral on an interest rate swap transaction at June 30, 2017 and December 31, 2016, respectively.

4. Investment Securities (Continued)

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

To determine if a security is investment grade, if available, management utilizes the ratings of the Nationally Recognized Statistical Rating Organizations (“NRSRO”). However, they are not the sole basis of determining if a security is investment grade. In addition, on a pre-purchase basis, at least one of the following criteria pertaining to the obligor is acquired and reviewed as part of the Bank’s credit analysis: Data from debt offerings (prospectus/offering circular); data from regulatory filings- Securities and Exchange Commission (“SEC”) Forms 10-K, 10-Q, 8-K, etc.; data available from the obligor’s website (annual reports, press releases); data obtained from a third party (bond broker, analyst); NRSRO report on the initial offering and/or subsequent reviews of the issuer; or other pertinent available financial information. There have been no instances where the NRSRO’s credit rating has significantly differed from that of the Bank’s credit analysis.

At June 30, 2017, the investment securities portfolio included 50 taxable and tax-exempt debt instruments issued by various states, counties, cities, municipalities and school districts. The following table is a summary, listed by state, of the Company’s investment in the obligations of state and political subdivisions:

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
California	$5,144	$5,341
Washington	3,361	3,424
Pennsylvania	2,771	2,785
Indiana	2,384	2,418
Texas	2,266	2,260
Florida	2,223	2,292
Alabama	1,813	1,844
Utah	1,781	1,807
Nevada	1,322	1,354
Missouri	1,301	1,429
Other (11 states)	8,676	8,947
Total general obligation bonds	33,042	33,901

Revenue bonds:
New York	7,147	7,445
North Carolina	4,198	4,309
Mississippi	2,304	2,394
Oklahoma	2,239	2,340
Pennsylvania	1,939	1,970
Other (4 states)	4,633	4,798
Total revenue bonds	22,460	23,256
Total obligations of state and political subdivisions	$55,502	$57,157

The largest exposure in general obligation bonds was one bond issued by Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at June 30, 2017.

4. Investment Securities (Continued)

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,534	$8,916
Public improvements	6,079	6,294
Pension funding	1,939	1,970
Refunding bonds	1,621	1,649
Other	4,287	4,427
Total revenue bonds	$22,460	$23,256

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (“DASNY”). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of June 30, 2017, this issue had an amortized cost of $2.8 million and fair value of $3.0 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, at June 30, 2017 and December 31, 2016, the Bank marked these mortgage loans to market. Mortgage loans held for sale at June 30, 2017 and December 31, 2016, had estimated fair market values of $6.4 million and $5.1 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at June 30, 2017 and December 31, 2016:

Forward Contracts	June 30, 2017		December 31, 2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Mortgage Loan Forward Sales Commitments	$81	$8,949	$65	$6,036

6. Loans Held for Investment. Loans held for investment at June 30, 2017 and December 31, 2016 are listed below:

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$69,649	9.0%	$67,264	9.6%
Residential construction	6,830	0.9	7,875	1.1
Residential lots and raw land	137	0.0	154	0.0
Total mortgage loans	76,616	9.9	75,293	10.7

Commercial loans and leases:
Commercial real estate	421,302	54.2	378,173	53.9
Commercial construction	51,506	6.6	56,118	8.0
Commercial lots and raw land	31,195	4.0	33,434	4.8
Commercial and Industrial	90,375	11.6	67,980	9.7
Lease receivables	22,945	3.0	21,236	3.0
Total commercial loans and leases	617,323	79.4	556,941	79.4

Consumer loans:
Consumer real estate	20,419	2.6	16,967	2.4
Consumer construction	419	0.1	105	0.0
Consumer lots and raw land	8,867	1.1	8,975	1.3
Home equity lines of credit	39,738	5.1	36,815	5.3
Consumer other	13,992	1.8	6,347	0.9
Total consumer loans	83,435	10.7	69,209	9.9

Gross loans held for investment	777,374	100.0%	701,443	100.0%

Less deferred loan origination fees, net	717		801
Less allowance for loan and lease losses	9,367		8,673

Net loans held for investment	$767,290		$691,969

The Bank has pledged eligible loans as collateral for actual or potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Richmond (“FRB”). At June 30, 2017, the Bank pledged $283.8 million and $149.5 million of loans to the FHLB and FRB, respectively. See Note 13. Borrowed Money below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail nonaccrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a nonaccrual status, segregated by class of loans, at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$821	$773
Residential lots and raw land	-	-
Commercial real estate	915	482
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	72
Lease receivables	-	-
Consumer real estate	95	94
Consumer lots and raw land	25	80
Home equity lines of credit	128	166
Consumer other	-	-
Total non-TDR loans accounted for on a nonaccrual status	1,984	1,667

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	161
Commercial real estate	-	652
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	-
Consumer real estate	-	149
Total Past Due TDRs	-	962

Current TDRs:
Residential real estate	155	163
Commercial real estate	-	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	170	170
Consumer real estate	139	-
Consumer lots and raw land	85	89
Total Current TDRs	549	422

Total TDR loans accounted for on a nonaccrual status	549	1,384
Total non-performing loans	$2,533	3,051
Percentage of total loans held for investment, net	0.3%	0.4%
Loans over 90 days past due, still accruing	$-	$-
Other real estate owned	2,438	3,229
Total non-performing assets	$4,971	$6,280

Cumulative interest income not recorded on loans accounted for on a nonaccrual status was $114,100 and $115,318 at June 30, 2017 and December 31, 2016, respectively.

See “Note 8. Troubled Debt Restructurings” below for additional information.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of June 30, 2017 and December 31, 2016:

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
Past due loans held for investment:	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
June 30, 2017
Residential real estate	$-	$120	$509	$629	$69,020	$69,649	$-
Residential construction	-	-	-	-	6,830	6,830	-
Residential lots and raw land	-	-	-	-	137	137	-
Commercial real estate	98	-	768	866	420,436	421,302	-
Commercial construction	-	-	-	-	51,506	51,506	-
Commercial lots and raw land	227	-	-	227	30,968	31,195	-
Commercial and industrial	30	-	-	30	90,345	90,375	-
Lease receivables	-	-	-	-	22,945	22,945	-
Consumer real estate	343	-	61	404	20,015	20,419	-
Consumer construction	-	-	-	-	419	419	-
Consumer lots and raw land	-	33	-	33	8,834	8,867	-
Home equity lines of credit	226	46	44	316	39,422	39,738	-
Consumer other	14	27	-	41	13,951	13,992	-
Total	$938	$226	$1,382	$2,546	$774,828	$777,374	$-

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
Past due loans held for investment:	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
December 31, 2016
Residential real estate	$1,048	$176	$565	$1,789	$65,475	$67,264	$-
Residential construction	-	-	-	-	7,875	7,875	-
Residential lots and raw land	-	-	-	-	154	154	-
Commercial real estate	726	4	1,022	1,752	376,421	378,173	-
Commercial construction	-	-	-	-	56,118	56,118	-
Commercial lots and raw land	-	-	-	-	33,434	33,434	-
Commercial and industrial	-	-	72	72	67,908	67,980	-
Lease receivables	-	-	-	-	21,236	21,236	-
Consumer real estate	-	42	206	248	16,719	16,967	-
Consumer construction	-	-	-	-	105	105	-
Consumer lots and raw land	-	8	81	89	8,886	8,975	-
Home equity lines of credit	121	33	98	252	36,563	36,815	-
Consumer other	7	2	-	9	6,338	6,347	-
Total	$1,902	$265	$2,044	$4,211	$697,232	$701,443	$-

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of June 30, 2017 and December 31, 2016. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At June 30, 2017, impaired loans included $1.2 million of TDRs, compared to $1.9 million at December 31, 2016.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans June 30, 2017	Investment	Balance	Allowance	Investment	Impaired Loans
			(in thousands)
With no related allowance recorded:
Residential real estate	$425	$511	$-	$538	$13
Commercial real estate	5,904	5,947	-	6,078	159
Commercial lots and raw land	1,042	1,042	-	1,611	27
Commercial and industrial	92	92	-	97	2
Consumer real estate	208	224	-	202	8
Consumer lots and raw land	86	92	-	113	2
Home equity lines of credit	27	30	-	42	1
Consumer other	36	36	-	37	1
Subtotal:	7,820	7,974	-	8,718	213
With an allowance recorded:
Commercial real estate	278	278	-	282	7
Commercial and industrial	170	174	170	218	6
Consumer lots and raw land	589	589	103	609	12
Home equity lines of credit	55	58	36	45	2
Subtotal	1,092	1,099	309	1,154	27
Totals:
Residential	425	511	-	538	13
Commercial	7,486	7,533	170	8,286	201
Consumer	1,001	1,029	139	1,048	26
Grand Total	$8,912	$9,073	$309	$9,872	$240

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
Impaired Loans December 31, 2016	Investment	Balance	Allowance	Investment	Impaired Loans
			(in thousands)
With no related allowance recorded:
Residential real estate	$597	$730	$-	$804	$32
Commercial real estate	6,581	6,645	-	7,742	408
Commercial lots and raw land	2,185	2,185	-	2,376	121
Commercial and industrial	102	102	-	59	5
Consumer real estate	221	232	-	257	8
Consumer lots and raw land	129	135	-	86	10
Home equity lines of credit	71	73	-	50	3
Consumer other	38	38	-	40	2
Subtotal:	9,924	10,140	-	11,414	589
With an allowance recorded:
Commercial real estate	287	287	-	579	15
Commercial and industrial	242	678	226	48	35
Consumer real estate	647	647	144	687	34
Consumer lots and raw land	23	25	23	18	3
Subtotal	1,199	1,637	393	1,332	87
Totals:
Residential	597	730	-	804	32
Commercial	9,397	9,897	226	10,804	584
Consumer	1,129	1,150	167	1,138	60
Grand Total	$11,123	$11,777	$393	$12,746	$676

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

6. Loans Held for Investment (Continued)

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of June 30, 2017 and December 31, 2016:

June 30, 2017
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$9
2-Above Average	2,678	-	787	286
3-Average	120,775	10,730	2,745	20,298
4-Acceptable	269,366	40,173	19,645	61,661
5-Watch	17,613	603	7,268	5,000
6-Special Mention	7,238	-	719	1,012
7-Substandard	3,632	-	31	2,109
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$421,302	$51,506	$31,195	$90,375

June 30, 2017
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$20,067	$419	$8,559	$39,499	$13,954
6-Special Mention	118	-	197	41	1
7-Substandard	234	-	111	198	37
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$20,419	$419	$8,867	$39,738	$13,992

June 30, 2017
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$67,927	$6,830	$137	$22,848
6-Special Mention	747	-	-	97
7-Substandard	975	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$69,649	$6,830	$137	$22,945

6. Loans Held for Investment (Continued)

December 31, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$72
2-Above Average	2,567	-	203	520
3-Average	112,489	13,986	2,237	14,331
4-Acceptable	237,473	40,819	22,042	48,305
5-Watch	17,869	1,184	7,027	1,890
6-Special Mention	3,424	129	1,384	672
7-Substandard	4,351	-	541	2,190
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$378,173	$56,118	$33,434	$67,980

December 31, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,472	$105	$8,595	$36,474	$6,345
6-Special Mention	252	-	211	84	2
7-Substandard	243	-	169	257	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,967	$105	$8,975	$36,815	$6,347

December 31, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,406	$7,875	$154	$21,236
6-Special Mention	761	-	-	-
7-Substandard	1,097	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,264	$7,875	$154	$21,236

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$695	$(33)	$-	$55	$717	$69,224
Residential construction	89	-	-	(15)	74	6,830
Residential lots and raw land	2	-	-	(1)	1	137
Commercial real estate	4,562	(4)	17	396	4,971	415,120
Commercial construction	689	-	-	(84)	605	51,506
Commercial lots and raw land	365	-	-	(28)	337	30,153
Commercial and industrial	840	(20)	2	259	1,081	90,113
Lease receivables	226	-	-	11	237	22,945
Consumer real estate	186	-	1	61	248	20,211
Consumer construction	1	-	-	3	4	419
Consumer lots and raw land	134	-	2	(39)	97	8,192
Home equity lines of credit	414	(5)	22	(5)	426	39,656
Consumer other	77	(4)	25	162	260	13,956
Total	8,280	(66)	69	775	9,058	768,462
Individually evaluated for impairment:
Residential real estate	-	-	2	(2)	-	425
Commercial real estate	-	-	-	-	-	6,182
Commercial lots and raw land	-	-	14	(14)	-	1,042
Commercial and industrial	226	(67)	-	11	170	262
Consumer real estate	-	-	-	-	-	208
Consumer lots and raw land	144	(26)	15	(30)	103	675
Home equity lines of credit	23	-	3	10	36	82
Consumer other	-	-	-	-	-	36
Total	393	(93)	34	(25)	309	8,912
Grand Total	$8,673	$(159)	$103	$750	$9,367	$777,374

7. Allowance for Loan and Lease Losses (Continued)

	June 30, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$(45)	$685	$66,480
Residential construction	47	-	-	22	69	6,103
Residential lots and raw land	2	-	-	-	2	165
Commercial real estate	4,065	-	16	217	4,298	355,006
Commercial construction	518	-	70	96	684	56,513
Commercial lots and raw land	303	-	-	73	376	32,721
Commercial and industrial	641	(2)	3	88	730	57,021
Lease receivables	196	-	-	8	204	18,927
Consumer real estate	198	-	7	(17)	188	16,567
Consumer construction	2	-	-	2	4	417
Consumer lots and raw land	125	(4)	-	-	121	8,568
Home equity lines of credit	351	-	1	21	373	32,791
Consumer other	71	(34)	13	23	73	6,331
Total	7,249	(40)	110	488	7,807	657,610
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	779
Commercial real estate	-	(68)	1	414	347	7,221
Commercial construction	-	-	-	-	-	405
Commercial lots and raw land	365	-	-	(365)	-	2,357
Commercial and industrial	14	-	-	(9)	5	40
Consumer real estate	30	(36)	-	6	-	371
Consumer lots and raw land	209	(50)	2	(5)	156	765
Home equity lines of credit	-	-	3	20	23	76
Consumer other	-	-	-	-	-	40
Total	618	(156)	7	62	531	12,054
Grand Total	$7,867	$(196)	$117	$550	$8,338	$669,664

8. Troubled Debt Restructurings. The following table details performing TDR loans at June 30, 2017 and December 31, 2016, segregated by class of financing receivables:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-
Commercial real estate	609	461
Consumer real estate	35	-
Consumer lots and raw land	54	95
Total	$698	$556
Percentage of total loans, net	0.0%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll forward of performing TDR loans for the six months ended June 30, 2017 and 2016:

Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
June 30, 2017
Residential mortgage	$-	$-	$-	$-	$-
Commercial	461	252	-	(104)	609
Consumer	95	-	-	(6)	89
Total	$556	$252	$-	$(110)	$698

June 30, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	-	-	(385)	385
Consumer	107	-	-	(6)	101
Total	$877	$-	$-	$(391)	$486

The following table presents a roll forward of non-performing TDR loans for the six months ended June 30, 2017 and 2016:

Non-Performing TDRs	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
June 30, 2017
Residential mortgage	$324	$-	$-	$(169)	$155
Commercial	822	-	-	(652)	170
Consumer	238	-	-	(14)	224
Total	$1,384	$-	$-	$(835)	$549

June 30, 2016
Residential mortgage	$809	$-	$(2)	$(303)	$504
Commercial	534	-	-	(234)	300
Consumer	159	-	-	(7)	152
Total	$1,502	$-	$(2)	$(544)	$956

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (“Note A”) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (“Note B”) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	(In thousands)
Note A Structure
Commercial real estate (1)	$338	$263
Note B Structure
Commercial real estate (2)	$206	$174
Reduction of interest income (3)	$5	$5

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the six months ended June 30, 2017 and 2016, as a result of multiple note restructures.

8. Troubled Debt Restructurings (Continued)

The benefit of this workout strategy is for Note A note to remain or become a performing asset for which the borrower has the willingness and ability to meet the restructured payment terms and conditions. In addition, this workout strategy reduces the prospects of further write downs and charge offs, and also reduces the prospects of a potential foreclosure. Following this restructuring, the Note A credit classification generally improves to an unclassified risk grade after a period of sustained payments.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the six months ended June 30, 2017 and 2016:

	Beginning			Fair Value	Ending
Six Months Ended:	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
June 30, 2017	$3,229	$266	$(880)	$(177)	$2,438

June 30, 2016	$6,125	$464	$(938)	$(110)	$5,541

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At June 30, 2017, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land	$2,807,558	$2,817,308
Office buildings and improvements	10,195,264	9,667,612
Furniture, fixtures and equipment	9,901,636	9,877,872
Vehicles	623,038	621,238
Projects/work in process	510,760	571,784
	24,038,256	23,555,814
Less accumulated depreciation	12,886,051	12,264,218
Total	$11,152,205	$11,291,596

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $333,082 and $665,416 during the three and six months ended June 30, 2017, and $339,099 and $687,959 during the three and six months ended June 30, 2016, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations.

Future rental expenses under these leases as of June 30, 2017 are as follows:

2017	$661,076
2018	1,114,684
2019	854,960
2020	637,077
2021	541,209
Thereafter	1,553,207
Total	$5,362,213

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017:	Goodwill	Identifiable Intangibles	Total
Balance at December 31, 2016	$4,218,576	$1,611,187	$5,829,763
Amortization	-	(120,839)	(120,839)
Balance at June 30, 2017	$4,218,576	$1,490,348	$5,708,924

Six Months Ended June 30, 2016
Balance at December 31, 2015	$4,218,576	$1,895,514	$6,114,090
Amortization	-	(142,164)	(142,164)
Balance at June 30, 2016	$4,218,576	$1,753,350	$5,971,926

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (“CDI”), related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014. The CDI is the only identifiable intangible asset subject to amortization at June 30, 2017 and December 31, 2016, respectively:

Identifiable Intangibles
Net book value at December 31, 2015	$1,895,514
Accumulated amortization	(284,327)
Net book value at December 31, 2016	1,611,187
Accumulated amortization	(120,839)
Net book value at June 30, 2017	$1,490,348

The following table presents estimated future amortization expense of the CDI. At June 30, 2017, the remaining life of the CDI was 7.50 years.

2017	$120,839
2018	223,002
2019	223,002
2020	223,002
2021	223,002
Thereafter	477,501
Total	$1,490,348

12. Deposits. The following table presents the distribution of the Company’s deposit accounts as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Demand accounts:
Non-interest bearing checking	$208,672	$196,917
Interest bearing checking	222,266	189,401
Money market	86,533	82,698
Savings accounts	149,721	145,032
Certificate accounts	264,342	256,552
Total deposits	$931,534	$870,600

At June 30, 2017, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$33,113	$3,706	$36,819
Over three months through one year	107,926	14,323	122,249
Over one year through three years	53,263	25,636	78,899
Over three years	18,788	7,587	26,375
Total time deposits	$213,090	$51,252	$264,342

The aggregate amount of time deposits with balances of $250,000 or more was $51.3 million and $39.2 million at June 30, 2017 and December 31, 2016, respectively.

13. Borrowed Money. The Bank had $22.5 million of FHLB borrowings outstanding at June 30, 2017, compared to $17.0 million at December 31, 2016. The Bank pledges its stock in the FHLB and certain loans as collateral for actual or potential FHLB advances. At June 30, 2017 and December 31, 2016, the Bank had $259.6 million and $246.2 million, respectively, of credit available with the FHLB. At June 30, 2017, the Bank had lendable collateral value with the FHLB totaling $220.4 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related maturity dates and interest rates at June 30, 2017:

Maturity Date	Interest Rate	Amount
		(Dollars in thousands)
May 25, 2018	1.320%	$6,000
June 22, 2018	1.330%	1,000
June 25, 2018	0.870%	1,000
June 25, 2018	1.360%	2,000
June 29, 2018	1.340%	1,000
December 21, 2018	1.470%	2,500
June 24, 2019	1.048%	1,000
July 8, 2019	1.620%	2,000
June 22, 2020	1.720%	3,000
June 29, 2020	1.980%	2,000
July 6, 2020	1.890%	1,000
		$22,500

14. Junior Subordinated Debentures. The Company has sponsored a trust, First South Preferred Trust I (the “Trust”), of which 100% of its common equity is owned by the Company. The Trust was formed for the purpose of issuing Company-obligated trust preferred securities (the “Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Trust Preferred Securities issued by the Trust are payable quarterly at a rate equal to the interest rate being earned by the Trust on the Debentures held by the Trust. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement which fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Debentures held by the Trust are redeemable, in whole or in part, by the Company after September 30, 2008. Subject to certain limitations, the Junior Subordinated Debentures qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

In July of 2013, the banking regulators issued the final Basel III capital rules. Under these rules, bank holding companies with less than $15 billion in consolidated total assets as of December 31, 2009, that issued trust preferred securities prior to May 19, 2010, are permanently grandfathered as Tier 1 or Tier 2 capital.

Consolidated debt obligations as of June 30, 2017 related to the Trust holding solely Debentures of the Company follows:

LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	$10,000,000
LIBOR + 2.95% junior subordinated debentures owed to First South Preferred Trust I due September 26, 2033	310,000
Total junior subordinated debentures owed to unconsolidated subsidiary trust	$10,310,000

The Trust Preferred Securities bear interest at three-month LIBOR plus 2.95%, payable quarterly. The Company has swapped the interest rate on the Debentures to a fixed rate of 4.97%, with a maturity date of December 30, 2024. This strategy was executed to provide the Company with protection to a rising rate environment. See Note 19 below for additional information.

15. Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from those of the Bank. At June 30, 2017 and December 31, 2016, the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

15. Regulatory Capital (Continued)

As of June 30, 2017, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2017, that management believes have changed the Bank's well capitalized category. Beginning in 2015, the Bank became subject to the Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed and the Common Equity Tier 1 Risk-Based Capital Ratio (“CET1”) is now being measured and monitored. For the Bank’s capital structure, the CET1 Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical.

Basel III limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a capital conservation buffer consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increases each year until fully implemented at 2.50% on January 1, 2019. The CET1 capital conservation buffer for 2017 is 1.25% and the Bank’s buffer as of June 30, 2017 was 4.57%. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus the capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.00%. The Bank’s actual regulatory capital amounts and ratios as of June 30, 2017 and December 31, 2016 are as follows:

Regulatory Capital Amounts and Ratios	6/30/2017		12/31/2016
	Amount	Ratio (1)	Amount	Ratio (2)
	(Dollars in thousands)
Total risk-based capital (1)	$101,095	12.571%	$96,502	13.009%
Tier 1 risk-based capital (1)	91,444	11.371%	87,517	11.798%
Common equity Tier 1 risk-based capital (1)	91,444	11.371%	87,517	11.798%
Tier 1 leverage capital	91,444	8.838%	87,517	8.894%

(1) Includes 1.25% phase in for capital conservation buffer.

(2) Includes 0.625% phase in for capital conservation buffer.

16. Stock-Based Compensation. The Company had two stock-based compensation plans at June 30, 2017. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At June 30, 2017, the 1997 Plan had 18,250 granted unexercised stock option shares. At June 30, 2017, the 2008 Plan included 124,700 granted unexercised stock option shares, 7,165 granted nonvested restricted stock award shares and 804,150 shares available to be granted.

Stock Option Grants. Options granted under the 2008 Plan are granted at the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. Stock options expire ten years from the date of grant and vest over service periods ranging from one year to five years. The Company settles stock option exercises with authorized unissued shares. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. A summary of option activity under the Plans during the six month periods ended June 30, 2017 and 2016 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended June 30, 2017:
Outstanding at December 31, 2016	147,750	$9.91
Granted	-	-
Forfeited	(800)	8.13
Expired	-	-
Exercised	(4,000)	7.57
Outstanding at June 30, 2017	142,950	9.98	$1,057,875
Vested and Exercisable at June 30, 2017	124,750	$10.33	$894,894
Period Ended June 30, 2016:
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(3,000)	27.87
Expired	(5,750)	27.71
Exercised	(3,000)	5.40
Outstanding at June 30, 2016	154,000	9.90	$306,560
Vested and Exercisable at June 30, 2016	116,850	$10.84	$217,940

16. Stock-Based Compensation (Continued)

The following table summarizes additional information about the Company’s outstanding options and exercisable options as of June 30, 2017, including weighted-average remaining contractual term expressed in years (Life) and weighted average exercise price (Price):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	86,700	5.41	$6.06	68,500	$5.66
$10.01 – 17.00	27,000	2.20	11.01	27,000	11.01
$17.01 – 30.00	29,250	0.76	20.65	29,250	20.65
	142,950	3.85	$9.98	124,750	$10.33

A summary of nonvested option shares and vesting changes during the six months ended June 30, 2017 and 2016 is presented below:

Period Ended:	June 30, 2017		June 30, 2016
	Shares	Price	Shares	Price
Nonvested at beginning of period	32,150	$7.09	53,300	$6.67
Granted	-	-	-	-
Forfeited	(800)	8.13	-	-
Vested	(13,150)	6.34	(16,150)	6.03
Nonvested at end of period	18,200	$7.59	37,150	$6.95

Total compensation expense charged to income for stock options was $7,952 and $18,997, respectively, for the three and six months ended June 30, 2017, compared to compensation expense of $11,783 and $23,563, respectively, for the three and six months ended June 30, 2016. As of June 30, 2017, total unrecognized compensation cost on granted unexercised shares was $67,249, and is expected to be recognized during the next 2.75 years.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. There were no restricted stock awards granted during the six months ended June 30, 2017. During the six months ended June 30, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. Total compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2017 was $9,524 and $19,048, respectively, compared to $9,687 and $18,566, respectively, for the three and six months ended June 30, 2016. As of June 30, 2017, there was $43,251 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan, which will be recognized over a remaining period of 3.75 years. A summary of nonvested restricted stock awards and vesting changes during the six months ended June 30, 2017 and 2016 is presented below:

Period Ended:	June 30, 2017		June 30, 2016
	Shares	Price	Shares	Price
Nonvested at beginning of period	11,750	$8.27	10,425	$8.36
Granted	-	-	5,200	8.15
Forfeited	-	-	-	-
Vested	(4,585)	8.31	(3,475)	8.36
Nonvested at end of period	7,165	$8.25	12,150	$8.27

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended 6/30/17	Three Months Ended 6/30/16	Six Months Ended 6/30/17	Six Months Ended 6/30/16
Decrease in net income before income taxes	$17,476	$21,470	$38,045	$42,129
Decrease in net income	$17,476	$21,470	$38,045	$42,129
Decrease in basic earnings per share	$0.00	$0.00	$0.01	$0.01
Decrease in diluted earnings per share	$0.00	$0.00	$0.01	$0.01

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

Level 2: inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets and price quotations can vary substantially either over time or among market makers. The type of assets carried at Level 2 fair value generally includes securities and mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”), municipal bonds, corporate debt securities, mortgage loans held for sale and bank-owned life insurance.

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

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	June 30, 2017	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$23,857	$23,857	$-	$-
Mortgage-backed securities	87,483	-	87,483	-
Municipal securities	57,157	-	57,157	-
Corporate bonds	26,904	-	26,904	-
Mortgage loans held for sale	6,381	-	6,381	-
Bank-owned life insurance	18,351	-	18,351	-
Interest rate swap	64	-	64	-
Total June 30, 2016	$220,197	$23,857	$196,340	$-

Description	December 31, 2016	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$16,995	$16,995	$-	$-
Mortgage-backed securities	95,116	-	95,116	-
Municipal securities	53,682	-	53,682	-
Corporate bonds	26,813	-	26,813	-
Mortgage loans held for sale	5,099	-	5,099	-
Bank-owned life insurance	18,080	-	18,080	-
Interest rate swap	121	-	121	-
Total December 31, 2015	$215,906	$16,995	$198,911	$-

Assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	June 30, 2017	Level 1	Level 2	Level 3
Impaired loans, net	$8,603	$-	$-	$8,603
Other real estate owned	2,438	-	-	2,438
Total June 30, 2016	$11,041	$-	$-	$11,041

Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$10,730	$-	$-	$10,730
Other real estate owned	3,229	-	-	3,229
Total December 31, 2015	$13,959	$-	$-	$13,959

Impaired loans at June 30, 2017 and December 31, 2016 include $7.8 million and $9.9 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of a loan to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $57,624 and $176,919, respectively, were made to OREO during the three and six months ended June 30, 2017, compared to $102,880 and $110,170, respectively, made during the three and six months ended June 30, 2016.

No liabilities were measured at fair value on a recurring or non-recurring basis as of June 30, 2017 or December 31, 2016.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at June 30, 2017 and December 31, 2016:

	Level in	June 30, 2017		December 31, 2016
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$23,049	$23,049	$22,855	$22,855
Interest-bearing deposits in other banks	Level 1	17,023	17,023	23,321	23,321
Securities available for sale	Level 1	23,857	23,857	16,995	16,995
Securities available for sale	Level 2	171,544	171,544	175,611	175,611
Securities held to maturity	Level 2	507	506	511	510
Loans held for sale	Level 2	6,381	6,381	5,099	5,099
Loans and leases HFI, net, less impaired loans	Level 2	758,880	758,687	678,911	681,239
Stock in FHLB of Atlanta	Level 2	1,848	1,848	1,574	1,574
Accrued interest receivable	Level 2	3,448	3,448	3,526	3,526
Interest rate swap	Level 2	64	64	121	121
Bank-owned life insurance	Level 2	18,351	18,351	18,080	18,080
Impaired loans HFI, net of related allowance	Level 3	8,603	8,603	10,730	10,730
Mortgage servicing rights	Level 3	2,918	2,134	3,128	2,149
Financial liabilities:
Deposits	Level 2	$930,387	$931,534	$869,591	$870,600
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

18. Fair Value of Financial Instruments (Continued)

Interest Rate Swap: The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. See Note 19 below for additional information. Fair value hierarchy Input level 2.

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

19. Interest Rate Hedging. The Company has executed certain strategies targeted at hedging the impact of rising interest rates on its future earnings. The Company has entered into a pay-fixed receive-floating swap to hedge our $10.0 million of floating rate Trust Preferred debt. The primary objective of the swap is to minimize future interest rate risk. During 2016, the Company restructured the terms of the swap to lower the fixed rate cost and extend its maturity. As a result, the restructured rate is 4.97% and the maturity date of the swap is December 30, 2024.

20. Compensated Absences. The Company has not accrued compensated absences because the amount cannot be reasonably estimated.

21. Subsequent Events. We have evaluated subsequent events after June 30, 2017, and concluded that no material transactions occurred that provided additional evidence about conditions that existed at or after June 30, 2017, that required adjustments to or disclosure in the Consolidated Financial Statements.

22. Recent Accounting Pronouncements. The following are Accounting Standards Updates (“ASU”) recently issued by the Financial Accounting Standards Board (the “FASB”) and their expected impact on the Company. Other accounting standards issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU is being issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying Topic 718 to a change to the terms and conditions of a share-based payment award. The amendments in this ASU affect any entity that changes the terms and conditions of a share-based payment award. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Mergers and Acquisitions.

Proposed Merger with Carolina Financial Corporation. On June 9, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Carolina Financial Corporation (“CARO”). The Merger Agreement provides that the Company will merge with and into CARO (the “Merger”), with CARO continuing as the surviving corporation. As soon as practicable following consummation of the Merger, the Bank will merge with and into CARO’s wholly-owned subsidiary, CresCom Bank ("CresCom"), with CresCom continuing as the surviving entity (the “Bank Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will have the right to receive 0.52 shares of CARO common stock for each share of the Company’s common stock. Cash will be paid in lieu of fractional shares. The transaction is expected to close in the fourth quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

Comparison of Financial Condition at June 30, 2017, and December 31, 2016. Total assets increased by $70.7 million, or 7.1% to $1.1 billion at June 30, 2017, from $990.7 million at December 31, 2016. Earning assets increased by $73.8 million, or 8.0% to $996.0 million at June 30, 2017, from $922.2 million at December 31, 2016. The increases are attributable to growth in the loan and lease portfolio (“loans”) and the investment securities portfolio, while being partially offset by a reduction in interest-bearing deposits with banks to help fund the increased level of loans outstanding. The ratio of earning assets to total assets was 93.8% at June 30, 2017, compared to 93.1% at December 31, 2016.

Interest-bearing deposits with banks were $17.0 million at June 30, 2017, compared to $23.3 million at December 31, 2016. These funds are available to support securities purchases, loan originations, deposit withdrawals, liquidity management activities and daily operations of the Bank.

The investment securities portfolio increased to $195.9 million at June 30, 2017, from $193.1 million at December 31, 2016. The Bank may make changes in the investment securities portfolio mix to manage sensitivity to future interest rate changes. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage loans held for sale totaled $6.4 million at June 30, 2017, compared to $5.1 million at December 31, 2016, reflecting the net effect of current period mortgage lending activity. During the six months ended June 30, 2017, there were $19.2 million of loan sales, $18.4 million of loan originations, net of principal payments, and $563,000 of net realized gains. Proceeds from mortgage loan sales are used to fund the Bank’s liquidity needs, including loan originations, deposit withdrawals and general bank operations. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for investment grew by $76.0 million during the current six month period, or 10.8% to $776.7 million at June 30, 2017, from $700.6 million at December 31, 2016. During the six months ended June 30, 2017, there were $76.3 million of originations, net of principal payments, and $265,000 of transfers to other real estate owned (“OREO”). The loans-to-deposit ratio increased to 84.1% at June 30, 2017, from 81.1% at December 31, 2016, as loan growth outpaced deposit growth during the six months ended June 30, 2017. See “Note 6. Loans Held for Investment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Improving asset quality metrics is a key component of the Bank’s short and long-term performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (“TDRs”) on nonaccrual status declined to $2.5 million at June 30, 2017, from $3.1 million at December 31, 2016. Management and the Board of Directors (“Board”) are committed to improving asset quality, as we believe it is a key driver of stock price performance and overall stockholder value. The ratio of loans held for investment on nonaccrual status to total loans held for investment was 0.33% at June 30, 2017, compared to 0.44% at December 31, 2016.

Loans are generally placed on nonaccrual status and accrued unpaid interest is reversed when management determines that collectability of all interest, but not necessarily principal, payments are in doubt. This generally occurs when payments are delinquent in excess of 90 days. Consumer loans more than 180 days past due are generally charged off, or a specific allowance is provided for any expected loss. All other loans are charged off when management concludes that they are uncollectible.

Management has evaluated all nonperforming loans and believes they are either well collateralized or adequately reserved. However, there can be no assurance in the future that regulators, increased volume and risks in the loan portfolio, adverse changes in economic conditions or other factors will not require additional adjustments to the allowance for loan and lease losses (“ALLL”). Aside from the loans identified on nonaccrual status, there were no loans at June 30, 2017 where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with their current loan repayment terms.

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

The quarterly assessment of ALLL adequacy includes an analysis of historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors may result in a positive or negative adjustment to the ALLL methodology. There were no changes in accounting policy and methodology used to estimate the ALLL during the six months ended June 30, 2017.

The ALLL was $9.4 million at June 30, 2017, compared to $8.7 million at December 31, 2016. The ratio of the ALLL to loans held for investment was 1.21% at June 30, 2017, compared to 1.24% at December 31, 2016. During the six months ended June 30, 2017, there were $750,000 of provision for credit losses and $57,000 of net charge-offs. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $8.9 million of loans classified as impaired, net of $161,000 in write-downs at June 30, 2017, compared to $11.1 million classified as impaired, net of $654,000 in write-downs at December 31, 2016. At June 30, 2017 and December 31, 2016, the ALLL included $309,000 and $393,000 specifically provided for impaired loans, respectively.

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

OREO acquired from foreclosures declined to $2.4 million at June 30, 2017, from $3.2 million at December 31, 2016. During the six months ended June 30, 2017, there were $880,000 of disposals, $177,000 of valuation adjustments and $266,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage servicing rights (“MSRs”) were $2.1 million at both June 30, 2017 and December 31, 2016, respectively. Loans serviced for others declined to $363.5 million at June 30, 2017, from $372.0 million at December 31, 2016, as principal repayments exceeded the volume of new loans sold service retained.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $18.4 million at June 30, 2017, compared to $18.1 million at December 31, 2016. The investment returns from the BOLI are utilized to offset a portion of the cost of providing benefit plans to certain employees.

Goodwill was $4.2 million at both June 30, 2017 and December 31, 2016, respectively, and is tested for impairment annually. The Company’s most recent annual test determined there was no goodwill impairment. Identifiable intangible assets were $1.5 million at June 30, 2017, compared to $1.6 million at December 31, 2016, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased by $60.9 million, or 7.0% to $931.5 million at June 30, 2017, from $870.6 million at December 31, 2016. For the current six month period non-maturity deposits (personal and business checking, savings and money market accounts) grew by $53.1 million, or 8.7% to $667.2 million at June 30, 2017, from $614.0 million at December 31, 2016.

Certificates of deposit (“CDs”) grew by $7.8 million, to $264.3 million at June 30, 2017, from $256.6 million at December 31, 2016. CDs represented 28.4% and 29.5% of total deposits at June 30, 2017 and December 31, 2016, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

Federal Home Loan Bank (“FHLB”) borrowings increased to $22.5 million at June 30, 2017, from $17.0 million at December 31, 2016. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both June 30, 2017 and December 31, 2016, respectively. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased by $4.7 million to $91.9 million at June 30, 2017, from $87.2 million at December 31, 2016. This increase primarily reflects the $3.9 million of net income earned for the six months ended June 30, 2017, a $1.4 million increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, and is net of $665,000 of dividends declared. There were 9,502,520 common shares outstanding at June 30, 2017, compared to 9,494,935 shares outstanding at December 31, 2016, reflecting the net effect of 4,478 shares issued pursuant to the vesting of restricted stock awards and 3,107 shares issued pursuant to a stock option exercise during the current six month period.

Accumulated other comprehensive income increased to $2.9 million at June 30, 2017, from $1.5 million at December 31, 2016, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 8.12% at June 30, 2017, versus 8.21% at December 31, 2016; and the tangible book value per common share increased to $9.07 at June 30, 2017, from $8.57 at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of June 30, 2017, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as “well capitalized”. There are no conditions or events since June 30, 2017 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Six Months Ended June 30, 2017 and 2016.

General. Net income for the three months ended June 30, 2017 increased 27.5% to $2.1 million, or $0.22 per diluted common share, from net income of $1.6 million, or $0.17 per diluted common share earned for the comparative three month period ended June 30, 2016. The improvement in net income on a comparative quarter basis is primarily due to a $975,000, or 12.0% increase in net interest income, while maintaining consistent volumes of non-interest income and non-interest expense (excluding merger-related expenses). The improvement in comparative quarterly net income reflects the impact of strong loan growth over the past twelve months.

Net income for the six months ended June 30, 2017 increased 27.8% to $3.9 million, or $0.41 per diluted common share, compared to net income of $3.1 million, or $0.32 per diluted common share earned in the six months ended June 30, 2016. Earnings for the current six month period were positively impacted by increases in net interest income and non-interest income, as well as maintaining a consistent volume of non-interest expense (excluding merger-related expenses), while being partially offset by an increase in the provision for credit losses associated with the strong loan portfolio growth.

Impact of Merger-Related Transaction Expenses. In connection with the proposed merger transaction, the Company incurred $278,000 of professional fees and services expense that impacted our results of operations for the quarter and six months ended June 30, 2017. Excluding the net effects of these expenses, net income for the 2017 second quarter would have totaled $2.3 million, or $0.24 per diluted common share. Net income for the first six months of 2017 would have been $4.1 million, or $0.43 per diluted common share. The Company anticipates that it will incur additional expenses associated with the merger transaction prior to its expected consummation in the fourth quarter. The following table presents net income and diluted EPS for the respective June 30, 2017 second quarter and six month periods adjusted for the impact of the merger-related transaction expenses:

	Quarter Ended 6/30/17	Six Months Ended 6/30/17
	(In thousands, except per share data)
Reported Net Income (GAAP)	$2,055	$3,927
Adjustments for Merger Expenses:
Professional Fees and Services	278	278
Income Tax Benefit (Qtr-29.96% / YTD-29.68%)	(83)	(82)
Net Income Adjusted for Merger Expenses	$2,250	$4,123

Reported Diluted EPS (GAAP)	$0.22	$0.41
Impact of Merger Expenses on Diluted EPS	$0.02	$0.02
Diluted EPS Adjusted for Merger Expenses	$0.24	$0.43

Interest Income. Interest income increased to $10.1 million and $19.7 million for the three and six months ended June 30, 2017, from $9.0 million and $17.7 million for the comparable 2016 periods. The year-over-year growth in interest income is due to changes in the composition and volume of our earning asset base, coupled with an increase in yields on earning assets. The tax equivalent yield on average earning assets increased to 4.19% and 4.17% for the three and six months ended June 30, 2017, from 4.17% and 4.12% for the three and six months ended June 30, 2016. Average earning assets increased to $975.2 million and $960.9 million for the three and six months ended June 30, 2017, from $875.5 million and $870.5 million for the comparative 2016 three and six month periods.

Interest Expense. Interest expense increased to $1.0 million and $2.0 million for the three and six months ended June 30, 2017, from $898,000 and $1.8 million for the comparable 2016 periods. Interest expense was primarily impacted by increased interest paid on deposits between the comparative reporting periods, reflecting the growth in total deposits discussed above. The cost of average interest-bearing liabilities increased to 0.55% and 0.54% for the respective three and six months ended June 30, 2017, from 0.52% for both of the comparable 2016 periods. The Bank’s cost of interest-bearing liabilities has been impacted by the growth of non-maturity deposits and CDs as discussed above, as well as pricing of new and renewed CDs in the current interest rate environment.

Average interest-bearing liabilities increased to $743.3 million and $733.9 million for the three and six months ended June 30, 2017, from $685.7 million and $685.4 for the comparable 2016 periods. Average non-interest-bearing demand deposits increased to $201.5 million and $198.3 million for the three and six months ended June 30, 2017, from $170.2 million and $166.8 million for the 2016 three and six months periods.

Net Interest Income. Net interest income for the three and six months ended June 30, 2017 increased to $9.1 million and $17.7 million, from $8.1 million and $15.9 million for the comparable 2016 periods. The tax equivalent net interest margin increased to 3.78% and 3.76% for the three and six months ended June 30, 2017, from 3.76% and 3.71% for the comparable 2016 periods. Yields on earning assets have been positively impacted by the strong growth in the Bank’s loan portfolio. This loan growth has resulted in a significant change in the mix of our earning assets over comparative periods. On the liability side of the balance sheet, continued expansion of our non-maturity deposit base, including non-interest bearing demand deposit accounts, has allowed the Company to efficiently fund its loan growth.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2017 and 2016, respectively, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 – Yield/Cost Analysis	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$750,246	$8,701	4.60%	$657,301	$7,642	4.62%
Investments and deposits	224,965	1,392	2.83 (1)	218,228	1,356	2.82 (1)
Total earning assets	975,211	10,093	4.19 (1)	875,529	8,998	4.17 (1)
Nonearning assets	66,612			72,232
Total assets	$1,041,823			$947,761
Interest bearing liabilities:
Deposits	$714,938	830	0.47	$653,904	697	0.43
Borrowings	18,044	61	4.34	21,531	59	1.10
Junior subordinated debentures	10,310	127	4.87	10,310	142	5.43
Total interest bearing liabilities	743,292	1,018	0.55	685,745	898	0.52
Noninterest bearing demand deposits	201,511	-	-	170,244	-	-
Total sources of funds	944,803	1,018	0.43	855,989	898	0.42
Other liabilities	5,568			5,845
Stockholders’ equity	91,452			85,927
Total liabilities and equity	$1,041,823			$947,761
Net interest income		$9,075			$8,100
Interest rate spread (1)(2)			3.65%			3.64%
Net interest margin (1)(3)			3.78%			3.30%
Ratio of earning assets to interest bearing liabilities			131.20%			127.68%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$729,510	$16,914	4.62%	$639,323	$14,834	4.60%
Investments and deposits	231,340	2,783	2.75 (1)	231,173	2,836	2.77 (1)
Total earning assets	960,850	19,697	4.17 (1)	870,496	17,670	4.12 (1)
Nonearning assets	67,177			72,736
Total assets	$1,028,027			$943,232
Interest bearing liabilities:
Deposits	$703,463	1,584	0.45	$647,682	1,367	0.42
Borrowings	20,105	123	1.22	27,422	132	0.97
Junior subordinated debentures	10,310	251	4.85	10,310	281	5.40
Total interest bearing liabilities	733,878	1,958	0.54	685,414	1,780	0.52
Noninterest bearing demand deposits	198,308	-	-	166,756	-	-
Total sources of funds	932,186	1,958	0.42	852,170	1,780	0.42
Other liabilities	5,547			5,966
Stockholders’ equity	90,294			85,096
Total liabilities and equity	$1,028,027			$943,232
Net interest income		$17,739			$15,890
Interest rate spread (1)(2)			3.63%			3.60%
Net interest margin (1)(3)			3.76%			3.71%
Ratio of earning assets to interest bearing liabilities			130.93%			127.00%

1.	Shown as a tax-adjusted yield.
2.	Represents the difference between the average yield on earning assets and the average cost of funds.
3.	Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $485,000 and $750,000 of provisions for credit losses in the three and six months ended June 30, 2017, compared to $325,000 and $550,000 recorded in the three and six months ended June 30, 2016. The increase in provision for credit losses was primarily to support the $76.0 million net growth in loans held for investment during the current reporting periods. Provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional information.

Non-interest Income. Total non-interest income totaled $3.6 million and $6.9 million for the three and six months ended June 30, 2017, compared to $3.5 million and $7.1 million for the 2016 three and six month periods. Non-interest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, net gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges remained relatively consistent at $2.0 million and $3.8 million for the three and six months ended June 30, 2017, compared to $1.9 million and $3.8 million for the 2016 three and six month periods. Deposit fees and service charges represented 55.2% and 55.7% of total non-interest income for the three and six months ended June 30, 2017, compared to 54.4% and 53.9% for the 2016 three and six month periods. The amount of service charges and fees is generally dependent upon the volume of account transaction activity and the collection of related service charges and fees.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees increased to $971,000 and $1.8 million for the three and six months ended June 30, 2017, from $842,000 and $1.5 million for the 2016 three and six month periods. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other mortgage loans for future securitization into available-for-sale mortgage-backed securities. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities. We continue to explore various strategies to enhance our non-interest income, including the purchase of mortgage servicing rights.

No gains on sales of investment securities available-for-sale were recorded for the three and six months ended June 30, 2017, compared to $184,000 and $467,000 for the 2016 three and six month periods. During the three and six months ended June 30, 2017, the Bank did not sell any investment securities available-for-sale, compared to $9.9 million and $40.6 million sold in the 2016 three and six month periods. Proceeds from investment securities sales in 2016 were primarily used to fund net growth in our loan portfolio.

During the three and six months ended June 30, 2017, the Bank recorded net losses of $26,000 and net gains of $56,000, respectively, from the sale of OREO compared to net losses of $14,000 and $26,000 for the respective 2016 three and six month periods, as the Bank continues in its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income was $556,000 and $1.0 million for the three and six months ended June 30, 2017, compared to $467,000 and $1.2 million for the 2016 three and six month periods. Other non-interest income includes revenue from BOLI investments. BOLI earnings were $132,000 and $271,000 for the three and six months ended June 30, 2017, compared to $142,000 and $277,000 for the 2016 periods.

Other non-interest income also includes revenues of $111,000 and $227,000 for the three and six months ended June 30, 2017, from gains and retained servicing fees on Small Business Administration (“SBA”) loans sold , compared to $142,000 and $286,000 for the 2016 three and six month periods. During the first six months of 2016, other non-interest income also included the receipt of a $230,000 non-recurring fee.

Non-interest Expense. Total non-interest expense was $9.2 million and $18.3 million for the three and six months ended June 30, 2017, compared to $9.0 million and $18.2 million for the 2016 three and six month periods. The year-over-year variation in non-interest expenses is partially attributable to the $278,000 of merger-related expenses discussed above.

Compensation and benefit expenses, the largest component of non-interest expense, was $5.0 million and $10.1 million for the three and six months ended June 30, 2017, compared to $4.9 million and $10.0 million for the 2016 three and six month periods. The six months ended June 30, 2016 included $65,000 of severance costs associated with branch consolidations during the period. The Bank will continue to manage staffing levels to ensure we meet the ongoing needs of our customers and to support our future growth.

Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums were $157,000 and $304,000 for the three and six months ended June 30, 2017, compared to $161,000 and $322,000 for the 2016 three and six month periods. The amount of our quarterly FDIC insurance premiums is determined by an FDIC calculation method based on various risk based components, combined with growth in our balance sheet.

Premises and equipment expense remained consistent at $1.3 million and $2.7 million for the three and six months ended June 30, 2017, compared to $1.4 million and $2.8 million for the 2016 three and six month periods. During the first quarter of 2017, we consolidated two branch locations with other nearby facilities, compared to three branch locations consolidated into other facilities in the first quarter of 2016. We continue to explore opportunities to gain efficiencies and performance improvements from our branch network.

Marketing expense declined to $119,000 and $183,000 for the three and six months ended June 30, 2017, from $229,000 and $417,000 for the 2016 three and six month periods. During the prior fiscal year, we focused marketing efforts on enhancing our brand awareness throughout our footprint and more specifically in new markets.

Data processing costs increased to $808,000 and $1.6 million for the three and six months ended June 30, 2017, compared to $750,000 and $1.5 million for the 2016 three and six month periods. Data processing costs fluctuate in conjunction with growth in the volume of loan and deposit accounts, combined with transaction activity volumes.

Total amortization of intangible assets, including MSRs and identifiable intangible assets, increased to $151,000 and $300,000 for the three and six months ended June 30, 2017, from $134,000 and $265,000 for the 2016 three and six month periods. Amortization of MSRs was $91,000 and $180,000 for the three and six months ended June 30, 2017, compared to $62,000 and $123,000 for the 2016 three and six month periods. The increase in the amortization of MSRs during the respective 2017 periods is primarily attributable to amortization expense associated with a $778,000 MSR portfolio purchased in the third quarter of 2016. Amortization of the core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $60,000 and $121,000 for the three and six months ended June 30, 2017, compared to $71,000 and $142,000 for the 2016 three and six month periods. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total expenses attributable to the ongoing maintenance, property taxes, insurance and valuation adjustments for OREO properties were $105,000 and $270,000 for the three and six months ended June 30, 2017, compared to $213,000 and $307,000 for the 2016 three and six month periods. OREO valuation adjustments included therein were $58,000 and $177,000 for the three and six months ended June 30, 2017, compared to $103,000 and $110,000 for the 2016 three and six month periods. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest expense increased to $1.5 million and $2.8 million for the three and six months ended June 30, 2017, compared to $1.2 million and $2.6 million for the 2016 three and six month periods. The increase in other non-interest expenses is primarily attributable to the $278,000 in merger-related expenses previously discussed. In addition, during the first quarter of 2017 and the first quarter of 2016, the Bank consolidated two and three existing branches, respectively, into nearby locations. Of the locations that were consolidated, four of the facilities are leased and one was owned. The Bank sold the owned location in first quarter of 2016 and realized an $85,000 pre-tax loss, which is included in other non-interest expense during that reporting period.

Income tax expense increased to $879,000 and $1.7 million for the three and six months ended June 30, 2017, from $665,000 and $1.2 million for the 2016 three and six month periods. The effective income tax rates were 29.96% and 29.68% for the three and six months ended June 30, 2017, compared to 29.20% and 28.72 % for the for the 2016 three and six month periods. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Three of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and the efficiency ratio. ROA improved to 0.79% and 0.77% for the three and six months ended June 30, 2017, from 0.68% and 0.66% for the comparable 2016 three and six month periods. ROE improved to 9.01% and 8.77% for the three and six months ended June 30, 2017, from 7.55% and 7.26% for the comparable 2016 three and six month periods. The efficiency ratio improved to 71.65% and 73.23% for the three and six months ended June 30, 2017, from 77.59% and 79.14% for the comparable 2016 three and six month periods. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses. We anticipate the efficiency ratio to improve as we continue exploring opportunities to increase operating leverage and gain efficiencies from our branch network.

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

At June 30, 2017, the Bank had cash, deposits in other banks, investment securities and loans held for sale totaling $242.4 million, compared to $244.4 million at December 31, 2016. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 20.6% at June 30, 2017, compared to 25.0% at December 31, 2016, which management believes is adequate.

The Bank believes it can meet future liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available-for-sale. At June 30, 2017, the Bank had $259.6 million of credit availability with the FHLB, of which there was lendable collateral value totaling $220.4 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at June 30, 2017, the Bank had additional capacity to borrow $107.1 million from the Federal Reserve Bank (“FRB”) Discount Window. At June 30, 2017, the Bank had $70.0 million of pre-approved, but unused lines of credit. See “Note 13. Borrowed Money” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from the Bank. The Bank was in compliance with all regulatory capital requirements at June 30, 2017, and December 31, 2016. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Contractual Obligations. In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. Table 2 below reflects contractual obligations of the Company outstanding as of June 30, 2017.

Table 2 – Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowed money (1)	$22,500	$11,000	$10,500	$1,000	$-
Junior subordinated debentures (2)	10,310	-	-	-	10,310
Lease obligations (3)	5,362	1,241	1,744	1,078	1,299
Deposits (4)	931,534	826,260	78,899	26,375	-
Total contractual obligations	$969,706	$838,501	$91,143	$28,453	$11,609

(1)	See “Note 13. Borrowed Money” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(2)	See “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(3)	See “Note 10. Premises and Equipment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(4)	See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the ALLL is based on past loan and lease loss experience, known and inherent risks in loans and unfunded loan commitments, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the ALLL in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance in the future that regulators or risks in its loans portfolio will not require additional adjustments to the ALLL.

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

Table 3 – Off Balance Sheet Arrangements	June 30, 2017	December 31, 2016
	(In Thousands)
Commitments to originate loans	$120,165	$112,070
Undrawn balances on lines of credit and credit reserves	56,865	54,186
Standby letters of credit	615	487
Total contractual obligations	$177,645	$166,743

The reserve for unfunded commitments was $283,742 and $311,623 as of June 30, 2017 and December 31, 2016, respectively, which was recorded in other liabilities on the consolidated balance sheets.

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, failure to obtain all regulatory approvals and meet other closing conditions pursuant to the Merger Agreement by and between CARO and the Company, including approval by the stockholders of CARO and the Company, respectively, on the expected terms and time schedule; delay in closing the Merger; difficulties and delays in integrating CARO’s and the Company’s businesses or fully realizing cost savings and other benefits; business disruption as a result of the Merger; customer acceptance of CARO products and services; potential difficulties encountered in expanding into a new market following the Merger; economic growth; interest rate movements; timely development of technology enhancements for products; services and operating systems; the impact of competitive products; services and pricing; customer requirements; regulatory changes and similar matters; and including without limitation other factors that could cause actual results to differ materially as discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Readers of this report are cautioned not to place undue reliance on forward looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Management Committee (“ALCO”). To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income (“NII) at risk, which measures the impact on NII over the next twelve and twenty-four months of immediate changes in interest rates and (2) net economic value of equity (“EVE”), which measures the impact on the present value of net assets of immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. These models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty four months, assuming the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve and twenty four month NII projections are developed using the same balance sheet but with the new yield curves and these results are compared to the base scenario. The Company also models other scenarios to evaluate potential NII at risk such as a gradual ramp in interest rates, a flattening yield curve, a steepening yield curve, and others that management deems appropriate.

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

NII and EVE Analysis. Table 4 below presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2017.

Table 4 – NII and EVE Analysis	June 30, 2017
Immediate change in interest rates:	Estimated Exposure to NII	Estimated Exposure to EVE
+4.0%	6.57%	1.68%
+3.0%	5.90	4.25
+2.0%	3.82	5.75
+1.0%	2.09	4.27
No change	—	—
-1.0%	(4.79)	(9.18)

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

Item 4.  Controls and Procedures. As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, identified in connection with the evaluation described above that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item l. Legal Proceedings: The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

Item 1A. Risk Factors: As previously discussed in this report, on June 9, 2017, the Company and Carolina Financial Corporation (“Carolina Financial”) entered into an Agreement and Plan of Merger and Reorganization, pursuant to which the Company will merge with and into Carolina Financial, with Carolina Financial as the surviving entity, subject to the terms and conditions set forth in the merger agreement. The following risk factors relating to the merger are being provided in addition to the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2017.

In addition, Carolina Financial’s and the Company’s respective businesses are subject to numerous risks and uncertainties, including the risks and uncertainties described in this section, in Carolina Financial’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016, and in the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2016.

First South stockholders will experience a reduction in percentage ownership and voting power of their shares as a result of the merger. First South stockholders will experience a substantial reduction in their percentage ownership interest and effective voting power relative to their percentage ownership interest in First South compared to their ownership interest and voting power prior to the merger. Former First South stockholders will own less than a majority of the outstanding voting stock of the combined company and could, as a result, be outvoted by current Carolina Financial stockholders if such current Carolina Financial stockholders voted together as a group.

Because the market price of Carolina Financial common stock will fluctuate, First South stockholders cannot be sure of the exact value of shares of Carolina Financial common stock they will receive. Upon completion of the merger, each outstanding share of First South common stock will be converted into the merger consideration consisting of shares of Carolina Financial common stock, as provided in the merger agreement. The closing price of Carolina Financial common stock on the date that the shareholder actually receives the shares of such stock after the merger is completed and the closing price of Carolina Financial common stock the date on which the effective time of the merger is to occur may vary from each other, as well as from the closing price of Carolina Financial common stock on the date that the Carolina Financial and First South announced the merger, on the date that this proxy statement/prospectus is being mailed to Carolina Financial and First South stockholders, and on the date of the special stockholders’ meetings. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Carolina Financial’s business, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Carolina Financial. Accordingly, at the time of the First South special stockholders’ meeting, because of the above timing differences, First South stockholders will not be able to calculate the exact value of Carolina Financial common stock they may receive upon completion of the merger.

Combining the two companies may be more difficult, costly, or time consuming than Carolina Financial or First South expects. The success of the merger will depend, in part, on Carolina Financial’s ability to realize the anticipated benefits and cost savings from combining the businesses of Carolina Financial and First South. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of Carolina Financial and First South. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Carolina Financial and First South have operated, and, until completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures, and policies that would adversely affect Carolina Financial’s ability to maintain relationships with clients, depositors, and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on First South during that transition period.

Carolina Financial and First South will incur significant transaction and merger-related integration costs in connection with the merger. Carolina Financial and First South expect to incur significant costs associated with completing the merger and integrating the operations of the two companies. Carolina Financial and First South are continuing to assess the impact of these costs. Although Carolina Financial and First South believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Carolina Financial has not previously operated in First South’s markets in eastern North Carolina. First South’s service area is eastern and central North Carolina. The banking business in these areas is extremely competitive, and the level of competition may increase further. Carolina Financial has not previously participated in these markets, and there may be unexpected challenges and difficulties that could adversely affect Carolina Financial following the merger.

Carolina Financial and First South may not receive regulatory approvals or such approvals may take longer than expected or impose conditions Carolina Financial and First South do not presently anticipate. The merger of the two banks must be approved by the FDIC, the South Carolina Board of Financial Institutions, and the North Carolina Commissioner of Banks. These regulatory agencies will consider, among other things, the competitive impact of the bank merger, each of Carolina Financial and First South’s financial and managerial resources, and the convenience and needs of the communities to be served. As part of that consideration, Carolina Financial and First South expect that the FDIC will review the capital position, safety and soundness, and legal and regulatory compliance matters and Community Reinvestment Act matters. There can be no assurance as to whether the necessary regulatory approvals will be received, the timing of such approvals, or whether any conditions will be imposed that might limit the combined company’s ability to do business after the bank merger as presently anticipated. Carolina Financial has filed notice of the merger with the Federal Reserve, rather than seeking the approval of the Federal Reserve to consummate the merger, because the merger qualifies as a “waiver transaction” under the applicable rules and regulations of the Federal Reserve. However, if the Federal Reserve were to subsequently determine that the merger did not qualify as a waiver transaction, then Carolina Financial would be required to submit a formal merger application for approval of the merger by the Federal Reserve.

The merger agreement limits First South’s ability to pursue alternatives to the merger. The merger agreement contains provisions that limit First South’s ability to discuss competing third-party proposals to acquire all or a significant part of First South. In addition, First South has agreed to pay Carolina Financial a termination fee of $5,750,000 if the transaction is terminated because First South decides to pursue another acquisition transaction, among other things. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of First South from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share price than that proposed in the merger with Carolina Financial, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire First South than it might otherwise have proposed to pay.

First South directors and executive officers have financial interests in the merger that are different from, or in addition to, the interests of First South stockholders. Executive officers of First South negotiated certain terms of the merger agreement with their counterparts at Carolina Financial, and First South’s board of directors adopted the merger agreement and by a unanimous vote of the directors present and voting recommended that First South stockholders vote to approve the merger agreement and the merger on the terms set forth in the merger agreement. In considering these facts, First South stockholders should be aware that First South’s directors and executive officers have financial interests in the merger that are different from, or in addition to, the interests of First South stockholders. For example, two of First South’s directors will be invited to join the Carolina Financial board of directors, the remaining First South directors will be entitled to participate on an advisory board of CresCom Bank following the merger and will receive certain fees for their service, and Bruce W. Elder, president and chief executive officer of First South, will be invited to join the CresCom Bank board of directors. In addition, certain executive officers of First South have entered into agreements with First South and Carolina Financial that provide, among other things, retention, employment, consulting, severance and/or other benefits following the merger. These and some other additional interests of First South directors and executive officers may create potential conflicts of interest and cause some of these persons to view the proposed transaction differently than First South stockholders may view it.

If the merger is not completed, First South common stock could be materially adversely affected. The merger is subject to customary conditions to closing, including the approval of the First South stockholders and the Carolina Financial stockholders. In addition, Carolina Financial and First South may terminate the merger agreement under certain circumstances. If Carolina Financial and First South do not complete the merger, the market price of First South common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. Further, whether or not the merger is completed, First South will also be obligated to pay certain investment banking, legal and accounting fees, and related expenses in connection with the merger, which could negatively impact results of operations when incurred. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, First South cannot assure its stockholders that additional risks will not materialize or not materially adversely affect the business, results of operations and stock price of First South.

Carolina Financial may fail to realize the cost savings estimated for the merger. Carolina Financial expects to achieve cost savings from the merger when the two companies have been fully integrated. The cost savings estimates assume the ability to combine the businesses of Carolina Financial and First South in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if Carolina Financial is not able to combine successfully the two companies, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

2.1	Agreement and Plan of Merger and Reorganization, dated June 9, 2017, by and between Carolina Financial Corporation and First South Bancorp, Inc. (Incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2017 and 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of June 30, 2017 and December 31, 2016, and for the Three and Six Months Ended June 30, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTH BANCORP, INC.

By:	/s/ Scott C. McLean
Scott C. McLean
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2017

