Form 10-Q
period 2017-09-30
FIRST SOUTH BANCORP INC /VA/
filed 2017-11-09
CIK 1027183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

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

Yes ☐   No   ☒

Number of shares of common stock outstanding as of October 31, 2017: 9,523,716

Explanatory Note

On November 1, 2017, First South Bancorp, Inc. (the “Company”), completed the previously announced merger with Carolina Financial Corporation (“CARO”), whereby the Company merged with and into CARO (the “Merger”), with CARO as the surviving corporation in the Merger. Immediately following the consummation of the Merger, First South Bank, a wholly owned subsidiary of the Company, merged with and into CresCom Bank, a wholly owned subsidiary of CARO (the “Bank Merger”), with CresCom Bank as the surviving bank in the Bank Merger.

The Merger and the Bank Merger were effected by the transactions contemplated in that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of June 9, 2017, by and between the Company and CARO.

This Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2017, is being filed by CARO as successor to the Company. The financial information in this Quarterly Report and the accompanying Management’s Discussion and Analysis reflect the corporate status of the Company as it was on September 30, 2017.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$19,923,410	$22,854,712
Interest-bearing deposits with banks	36,903,842	23,320,968
Investment securities available for sale, at fair value	190,573,089	192,606,119
Investment securities held to maturity	506,223	509,617
Mortgage loans held for sale	3,814,715	5,098,518
Loans and leases held for investment	780,713,736	700,642,291
Allowance for loan and lease losses	(9,561,535)	(8,673,172)
Net loans and leases held for investment	771,152,201	691,969,119

Premises and equipment, net	10,799,043	11,291,596
Assets held for sale	185,906	192,720
Other real estate owned	2,183,970	3,229,423
Federal Home Loan Bank stock, at cost	1,592,700	1,573,700
Accrued interest receivable	3,595,669	3,525,684
Goodwill	4,218,576	4,218,576
Mortgage servicing rights	2,170,658	2,148,905
Identifiable intangible assets	1,429,929	1,611,187
Bank-owned life insurance	18,483,438	18,080,183
Prepaid expenses and other assets	5,947,067	8,470,887

Total assets	$1,073,480,436	$990,701,914

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$212,521,157	$196,917,165
Interest bearing demand	323,893,958	272,098,903
Savings	146,933,193	145,031,981
Large denomination certificates of deposit	136,211,749	122,819,510
Other time	125,727,563	133,732,804
Total deposits	945,287,620	870,600,363

Borrowed money	16,500,000	17,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	6,775,248	5,607,832
Total liabilities	978,872,868	903,518,195

Common stock, $.01 par value, 25,000,000 shares authorized; 9,504,991 and 9,494,935 shares outstanding, respectively	95,050	94,949
Additional paid-in capital	36,191,713	36,018,743
Retained earnings	55,405,706	49,560,595
Accumulated other comprehensive income	2,915,099	1,509,432
Total stockholders' equity	94,607,568	87,183,719

Total liabilities and stockholders' equity	$1,073,480,436	$990,701,914

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest income:
Interest and fees on loans	$9,316,002	$7,915,133	$26,229,824	$22,748,826
Interest on investments and deposits	1,360,943	1,295,051	4,143,972	4,131,333
Total interest income	10,676,945	9,210,184	30,373,796	26,880,159

Interest expense:
Interest on deposits	841,961	728,106	2,426,143	2,094,809
Interest on borrowings	70,093	55,886	192,521	187,683
Interest on junior subordinated notes	127,011	127,011	378,272	408,628
Total interest expense	1,039,065	911,003	2,996,936	2,691,120

Net interest income	9,637,880	8,299,181	27,376,860	24,189,039
Provision for credit losses	100,000	220,000	850,000	770,000
Net interest income after provision for credit losses	9,537,880	8,079,181	26,526,860	23,419,039

Non-interest income:
Deposit fees and service charges	1,902,246	1,907,878	5,723,130	5,746,336
Loan fees and charges	88,799	72,578	267,566	268,212
Mortgage loan servicing fees	356,823	343,081	995,650	850,770
Gain on sale and other fees on mortgage loans	709,554	812,754	1,837,133	1,795,017
Gain on sale of other real estate, net	14,343	77,416	69,843	50,932
Gain on sale of investment securities	-	-	-	467,470
Other income	435,418	477,343	1,469,882	1,636,428
Total non-interest income	3,507,183	3,691,050	10,363,204	10,815,165

Non-interest expense:
Compensation and fringe benefits	5,130,718	4,970,846	15,245,172	14,955,785
Federal deposit insurance premiums	156,054	157,142	460,546	479,276
Premises and equipment	1,293,477	1,349,243	4,026,693	4,103,726
Marketing	96,646	151,304	279,435	568,556
Data processing	799,650	757,200	2,400,740	2,303,418
Amortization of intangible assets	152,816	136,882	453,282	401,981
Other real estate owned expense	2,483	119,065	272,342	425,622
Other	1,105,912	1,286,741	3,860,278	3,842,879
Total non-interest expense	8,737,756	8,928,423	26,998,488	27,081,243

Income before income tax expense	4,307,307	2,841,808	9,891,576	7,152,961
Income tax expense	1,391,805	947,496	3,048,960	2,185,841

NET INCOME	$2,915,502	$1,894,312	$6,842,616	$4,967,120

Per share data:
Basic earnings per share	$0.31	$0.20	$0.72	$0.52
Diluted earnings per share	$0.31	$0.20	$0.72	$0.52
Dividends per share	$0.035	$0.030	$0.105	$0.085
Average basic shares outstanding	9,503,800	9,494,861	9,500,809	9,493,285
Average diluted shares outstanding	9,567,989	9,525,302	9,556,254	9,520,216

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$2,915,502	$1,894,312	$6,842,616	$4,967,120

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	12,759	(1,110,351)	2,251,081	3,679,996
Tax effect	(4,593)	425,001	(810,389)	(1,351,969)
Unrealized holding gains (losses) on securities available-for-sale, net of tax	8,166	(685,350)	1,440,692	2,328,027

Reclassification adjustment for realized gains included in net income	-	-	-	(467,470)
Tax effect	-	-	-	134,276
Reclassification adjustment for realized gains, net of tax	-	-	-	(333,194)

Unrealized gains (losses) on interest rate hedge position	2,009	48,953	(54,728)	(138,097)
Tax effect	(723)	(25,176)	19,703	44,594
Unrealized gains (losses) on interest rate hedge position, net of tax	1,286	23,777	(35,025)	(93,503)

Other comprehensive income (loss), net of tax	9,452	(661,573)	1,405,667	1,901,330

Comprehensive income	$2,924,954	$1,232,739	$8,248,283	$6,868,450

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Nine Months Ended September 30, 2017	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2016	$94,949	$36,018,743	$49,560,595	$1,509,432	$87,183,719

Net income	-	-	6,842,616	-	6,842,616

Other comprehensive income, net	-	-	-	1,405,667	1,405,667

Vesting of restricted stock awards, net	45	(1,305)	-	-	(1,260)

Exercise of stock options	56	27,507	-	-	27,563

Stock based compensation expense	-	146,768	-	-	146,768

Dividends	-	-	(997,505)	-	(997,505)

Balance at September 30, 2017	$95,050	$36,191,713	$55,405,706	$2,915,099	$94,607,568

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Nine Months Ended September 30, 2016	Stock	Capital	Earnings	Income, Net	Total

Balance at December 31, 2015	$94,892	$35,936,911	$43,691,073	$2,447,898	$82,170,774

Net income	-	-	4,967,120	-	4,967,120

Other comprehensive income, net	-	-	-	1,901,330	1,901,330

Vesting of restricted stock awards, net	35	(35)	-	-	-

Exercise of stock options	22	(22)	-	-	-

Stock based compensation expense	-	61,618	-	-	61,618

Dividends	-	-	(806,894)	-	(806,894)

Balance at September 30, 2016	$94,949	$35,998,472	$47,851,299	$4,349,228	$88,293,948

The accompanying notes are an integral part of these consolidated financial statements.

First South Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$6,842,616	$4,967,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	850,000	770,000
Depreciation	1,362,821	1,351,295
Amortization of intangibles	181,258	213,245
Amortization of mortgage servicing rights	272,024	188,736
Accretion of discounts and premiums on securities, net	937,753	1,123,998
(Gain) loss on disposal of premises and equipment	(2,000)	1,651
Loss on sale of assets held for sale	-	87,121
Gain on sale of other real estate owned	(69,843)	(50,932)
Gain on sale of loans held for sale	(979,799)	(1,020,678)
Gain on sale of investment securities available for sale	-	(467,470)
Valuation allowance on other real estate owned	192,139	111,170
Stock based compensation expense	146,768	61,618
Originations of loans held for sale, net	(30,775,714)	(30,707,244)
Proceeds from sale of loans held for sale	33,039,316	28,359,152
Other operating activities	2,821,013	2,492,897
Net cash provided by operating activities	14,818,352	7,481,679
Investing activities:
Proceeds from sale of investment securities available for sale	-	40,631,309
Purchases of investment securities available for sale	(10,360,239)	-
Purchases of investment securities held to maturity	(506,750)	-
Proceeds from principal repayments of mortgage-backed securities available for sale	13,706,741	16,962,962
Proceeds from maturity of investment securities held to maturity	510,000	-
Proceeds from sale of assets held for sale	-	803,479
Mortgage servicing rights from loans sold with servicing retained	(293,777)	(235,435)
Purchase of mortgage servicing rights portfolio	-	(778,392)
Originations of loans held for investment, net of principal repayments	(80,511,795)	(76,054,408)
Proceeds from disposal of other real estate owned	1,363,508	1,718,907
Proceeds from disposal of premises and equipment	1,036,641	336,709
Purchase of bank-owned life insurance	(403,255)	(2,302,152)
Proceeds from sale (purchase) of FHLB stock	(19,000)	668,100
Purchase of premises and equipment	(1,904,909)	(717,004)
Net cash used in investing activities	(77,382,835)	(18,965,925)
Financing activities:
Net increase in deposit accounts	74,687,257	48,508,852
Net decrease in FHLB borrowings	(500,000)	(17,000,000)
Cash paid for dividends	(997,505)	(806,894)
Exercise of stock options	27,563	-
Vesting of restricted stock awards, net	(1,260)	-
Net cash provided by financing activities	73,216,055	30,701,958

Increase (decrease) in cash and cash equivalents	10,651,572	19,217,712
Cash and cash equivalents, beginning of year	46,175,680	37,991,268
Cash and cash equivalents, end of year	$56,827,252	$57,208,980

Supplemental disclosures:
Other real estate acquired in settlement of loans	$440,350	$464,525
Transfer of premises to assets held for sale	$-	$1,083,320
Cash paid for interest	$2,982,678	$2,667,742

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

The accompanying unaudited consolidated financial statements are prepared in pursuant to the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation of the financial position and results of operations for the periods presented are included, none of which are other than normal recurring accruals. The financial statements of the Company and the Bank are presented on a consolidated basis. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results of operations that may be expected through November 1, 2017, the date of the Company’s merger with Carolina Financial Corporation described below. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2016 Annual Report previously filed on Form 10-K.

On November 1, 2017, the Company completed the previously announced merger with Carolina Financial Corporation (“CARO”), whereby the Company merged with and into CARO (the “Merger”), with CARO as the surviving corporation in the Merger. Immediately following the consummation of the Merger, First South Bank, a wholly owned subsidiary of the Registrant, merged with and into CresCom Bank, a wholly owned subsidiary of CARO (the “Bank Merger”), with CresCom Bank as the surviving bank in the Bank Merger. The Merger and the Bank Merger were effected by the transactions contemplated in that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of June 9, 2017, by and between the Company and CARO. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders had the right to receive 0.5064 shares of CARO common stock for each share of the Company’s common stock. Cash will be paid in lieu of fractional shares.

2. Earnings Per Share. Basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 are based on weighted average shares of common stock outstanding. Diluted earnings per share include the potentially dilutive effect of stock-based compensation plans. For both the three and nine months ended September 30, 2017 there were 29,250 stock options, respectively, compared to 30,441 and 26,931 stock options, respectively, for the three and nine months ended September 30, 2016, that were anti-dilutive, because the exercise and grant prices exceeded the average market price of the Company’s common stock. The anti-dilutive shares are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2017 and 2016.

3. Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income includes net income and changes in other comprehensive income. The components of other comprehensive income primarily include net changes in unrealized gains and losses on available-for-sale securities, and the reclassification of net gains and losses on available-for-sale securities recognized in income during the respective reporting periods. The following table presents changes in accumulated other comprehensive income (“AOCI”), net of taxes for the nine months ended September 30, 2017 and 2016:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Gain (Loss) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(In thousands)
Nine Months Ended September 30, 2017
Balance at December 31, 2016	$1,433	$77	$1,510
Other comprehensive income before reclassifications	1,440	(35)	1,405
Amounts reclassified from AOCI	-	-	-
Net current period other comprehensive income	1,440	(35)	1,405
Balance at September 30, 2017	$2,873	$42	$2,915

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$2,695	$(247)	$2,448
Other comprehensive income (loss) before reclassifications	2,328	(94)	2,234
Amounts reclassified from AOCI	(333)	-	(333)
Net current period other comprehensive income (loss)	1,995	(94)	1,901
Balance at September 30, 2016	$4,690	$(341)	$4,349

4. Investment Securities. The following is a summary of the investment securities portfolio by major category, with the amortized cost and fair value and gross unrealized gains and losses of each category at September 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Securities available-for-sale:
September 30, 2017
Government agencies	$23,467	$395	$25	$23,837
Mortgage-backed securities	80,348	2,411	29	82,730
Municipal securities	55,386	1,755	21	57,120
Corporate bonds	26,883	135	132	26,886
Total	$186,084	$4,696	$207	$190,573

December 31, 2016
Government agencies	$16,797	$245	$47	$16,995
Mortgage-backed securities	93,124	2,155	163	95,116
Municipal securities	53,465	536	319	53,682
Corporate bonds	26,983	60	230	26,813
Total	$190,369	$2,996	$759	$192,606

	Amortized	Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(In thousands)
Securities held-to-maturity:
September 30, 2017
Government agencies	$506	$2	$-	$508
Total	$506	$2	$-	$508

December 31, 2016
Government agencies	$510	$1	$-	$511
Total	$510	$1	$-	$511

The following table presents a summary of realized gains and losses from the sale of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from Sale	$-	$-	$-	$40,631

Gross realized gains on sales	-	-	-	594
Gross realized losses on sales	-	-	-	(127)
Total realized gains, net	$-	$-	$-	$467

4. Investment Securities (Continued)

The following table summarizes gross unrealized losses on investment securities, fair value and length of time the securities were in a continuous unrealized loss position at September 30, 2017 and December 31, 2016. The Company deems these unrealized losses to be temporary and recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a market price recovery or until maturity.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2017
Government agencies	$6,726	$25	$-	$-	$6,726	$25
Mortgage-backed securities	12,482	29	-	-	12,482	29
Municipal securities	1,128	21	-	-	1,128	21
Corporate bonds	3,998	1	7,868	131	11,866	132
Total	$24,334	$76	$7,868	$131	$32,202	$207

December 31, 2016
Government agencies	$6,766	$47	$-	$-	$6,766	$47
Mortgage-backed securities	27,586	163	-	-	27,586	163
Municipal securities	24,156	319	-	-	24,156	319
Corporate bonds	13,751	26	7,795	204	21,546	230
Total	$72,259	$555	$7,795	$204	$80,054	$759

The following table summarizes the amortized cost and fair values of the investment securities portfolio at September 30, 2017, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than	One to	Five to	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Securities available-for-sale:
Government agencies
Amortized cost	$-	$23,467	$-	$-
Fair value	-	23,837	-	-
Mortgage-backed securities
Amortized cost	2,275	57,853	2,987	17,233
Fair value	2,319	58,932	3,109	18,370
Municipal securities
Amortized cost	4,861	13,615	35,469	1,441
Fair value	4,881	13,951	36,805	1,483
Corporate bonds
Amortized cost	7,003	11,880	8,000	-
Fair value	7,006	11,957	7,923	-
Total Amortized cost	$14,139	$106,815	$46,456	$18,674
Total Fair value	$14,206	$108,677	$47,837	$19,853

Securities held-to-maturity:
Government agencies
Amortized cost	$-	$506	$-	$-
Fair value	-	508	-	-
Total Amortized cost	$-	$506	$-	$-
Total Fair value	$-	$508	$-	$-

United States government agency and mortgage-backed securities with an amortized cost of $78.2 million were pledged as collateral for public deposits at September 30, 2017, compared to $32.6 million at December 31, 2016. In addition, a government agency bond with an amortized cost of $506,000 and $510,000 was pledged as collateral on an interest rate swap transaction at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, the investment securities portfolio included 50 taxable and tax-exempt debt instruments issued by various states, counties, cities, municipalities and school districts. The following table is a summary, listed by state, of the Company’s investment in the obligations of state and political subdivisions:

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Obligations of state and political subdivisions:
General obligation bonds:
California	$5,172	$5,421
Washington	3,349	3,412
Pennsylvania	2,771	2,780
Indiana	2,369	2,404
Texas	2,262	2,260
Florida	2,217	2,277
Alabama	1,808	1,844
Utah	1,777	1,800
Nevada	1,313	1,344
Missouri	1,299	1,423
Other (11 states)	8,646	8,919
Total general obligation bonds	32,983	33,884

Revenue bonds:
New York	7,121	7,457
North Carolina	4,178	4,287
Mississippi	2,297	2,390
Oklahoma	2,232	2,334
Pennsylvania	1,958	1,974
Other (4 states)	4,617	4,794
Total revenue bonds	22,403	23,236
Total obligations of state and political subdivisions	$55,386	$57,120

The largest exposure in general obligation bonds was one bond issued by the Ambridge Area School District, Pennsylvania, with a total amortized cost basis and total fair value of $2.4 million at September 30, 2017.

4. Investment Securities (Continued)

The following table is a summary of the revenue sources related to the Company’s investment in revenue bonds:

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
University and college	$8,507	$8,923
Public improvements	6,055	6,292
Pension funding	1,958	1,974
Refunding bonds	1,617	1,651
Other	4,266	4,396
Total revenue bonds	$22,403	$23,236

The largest single exposure in revenue bonds is an issue from the Dormitory Authority of the State of New York (“DASNY”). DASNY was created in 1944 to finance and build dormitories for state teachers’ colleges. Its mission has expanded over time and in 1995 DASNY became the largest public authority issuer of tax-exempt bonds in the country. The debt is secured by a dedication of 25% of the New York State personal income tax. As of September 30, 2017, this issue had an amortized cost of $2.8 million and fair value of $3.0 million.

5. Loans Held for Sale. The Bank originates residential mortgage loans for sale in the secondary market. Pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, at September 30, 2017 and December 31, 2016, the Bank marked these mortgage loans to market. Mortgage loans held for sale at September 30, 2017 and December 31, 2016, had estimated fair market values of $3.8 million and $5.1 million, respectively. The Bank originates mortgage loans for sale that are approved by secondary investors. Their terms are set by secondary investors, and they are transferred within 120 days after the Bank funds the loans. The Bank issues rate lock commitments to borrowers, and depending on market conditions, may enter into forward contracts with secondary market investors to minimize interest rate risk related to mortgage loan forward sales commitments. The Bank uses forward contracts to minimize interest rate risk related to mortgage loan forward sales commitments to economically hedge a percentage of the locked-in pipeline. The Bank receives origination fees from borrowers and servicing release premiums from investors that are recognized in income when loans are sold. The following table summarizes forward contract positions of the Bank at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair	Notional	Fair	Notional
	Value	Value	Value	Value
(In thousands)
Forward Contracts
Mortgage Loan Forward Sales Commitments	$83	$5,622	$65	$6,036

6. Loans Held for Investment. Loans held for investment at September 30, 2017 and December 31, 2016 are listed below:

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Loans Held for Investment
Mortgage loans:
Residential real estate	$70,693	9.0%	$67,264	9.6%
Residential construction	6,740	0.9	7,875	1.1
Residential lots and raw land	130	0.0	154	0.0
Total mortgage loans	77,563	9.9	75,293	10.7

Commercial loans and leases:
Commercial real estate	420,131	53.7	378,173	53.9
Commercial construction	55,915	7.2	56,118	8.0
Commercial lots and raw land	30,700	3.9	33,434	4.8
Commercial and Industrial	88,893	11.4	67,980	9.7
Lease receivables	23,311	3.0	21,236	3.0
Total commercial loans and leases	618,950	79.2	556,941	79.4

Consumer loans:
Consumer real estate	21,332	2.7	16,967	2.4
Consumer construction	444	0.1	105	0.0
Consumer lots and raw land	9,235	1.2	8,975	1.3
Home equity lines of credit	40,537	5.2	36,815	5.3
Consumer other	13,403	1.7	6,347	0.9
Total consumer loans	84,951	10.9	69,209	9.9

Gross loans held for investment	781,464	100.0%	701,443	100.0%

Less deferred loan origination fees, net	750		801
Less allowance for loan and lease losses	9,562		8,673

Net loans held for investment	$771,152		$691,969

The Bank has pledged eligible loans as collateral for actual or potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Richmond (“FRB”). At September 30, 2017, the Bank pledged $300.3 million and $164.4 million of loans to the FHLB and FRB, respectively. See Note 13. Borrowed Money below, for additional information.

6. Loans Held for Investment (Continued)

The following tables detail nonaccrual loans held for investment, including troubled debt restructured (“TDR”) loans accounted for on a nonaccrual status, segregated by class of loans, at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans held for investment:
Non-TDR loans accounted for on a non-accrual status:
Residential real estate	$627	$773
Residential lots and raw land	-	-
Commercial real estate	929	482
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	72
Lease receivables	-	-
Consumer real estate	230	94
Consumer lots and raw land	23	80
Home equity lines of credit	107	166
Consumer other	-	-
Total non-TDR loans accounted for on a nonaccrual status	1,916	1,667

TDR loans accounted for on a nonaccrual status:
Past Due TDRs:
Residential real estate	-	161
Commercial real estate	-	652
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	-	-
Consumer real estate	-	149
Total Past Due TDRs	-	962

Current TDRs:
Residential real estate	-	163
Commercial real estate	-	-
Commercial construction	-	-
Commercial lots and raw land	-	-
Commercial and industrial	170	170
Consumer real estate	136	-
Consumer lots and raw land	83	89
Total Current TDRs	389	422

Total TDR loans accounted for on a nonaccrual status	389	1,384
Total non-performing loans	$2,305	3,051
Percentage of total loans held for investment, net	0.3%	0.4%
Loans over 90 days past due, still accruing	$-	$-
Other real estate owned	2,184	3,229
Total non-performing assets	$4,489	$6,280

Cumulative interest income not recorded on loans accounted for on a nonaccrual status was $96,071 and $115,318 at September 30, 2017 and December 31, 2016, respectively.

See “Note 8. Troubled Debt Restructurings” below for additional information.

6. Loans Held for Investment (Continued)

The following table presents an age analysis of past due loans held for investment, segregated by class of loans as of September 30, 2017 and December 31, 2016:

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
September 30, 2017
Residential real estate	$-	$280	$324	$604	$70,089	$70,693	$-
Residential construction	-	-	-	-	6,740	6,740	-
Residential lots and raw land	-	-	-	-	130	130	-
Commercial real estate	63	28	467	558	419,573	420,131	-
Commercial construction	-	-	-	-	55,915	55,915	-
Commercial lots and raw land	496	-	-	496	30,204	30,700	-
Commercial and industrial	-	-	-	-	88,893	88,893	-
Lease receivables	-	-	-	-	23,311	23,311	-
Consumer real estate	235	2	125	362	20,970	21,332	-
Consumer construction	-	-	-	-	444	444	-
Consumer lots and raw land	35	25	-	60	9,175	9,235	-
Home equity lines of credit	218	-	11	229	40,308	40,537	-
Consumer other	23	-	-	23	13,380	13,403	-
Total	$1,070	$335	$927	$2,332	$779,132	$781,464	$-

	30-59	60-89	90 Days	Total		Total	90 Days or
	Days	Days	or More	Past		Financing	More and
	Past Due	Past Due	Past Due	Due	Current	Receivables	Accruing
	(In thousands)
Past due loans held for investment:
December 31, 2016
Residential real estate	$1,048	$176	$565	$1,789	$65,475	$67,264	$-
Residential construction	-	-	-	-	7,875	7,875	-
Residential lots and raw land	-	-	-	-	154	154	-
Commercial real estate	726	4	1,022	1,752	376,421	378,173	-
Commercial construction	-	-	-	-	56,118	56,118	-
Commercial lots and raw land	-	-	-	-	33,434	33,434	-
Commercial and industrial	-	-	72	72	67,908	67,980	-
Lease receivables	-	-	-	-	21,236	21,236	-
Consumer real estate	-	42	206	248	16,719	16,967	-
Consumer construction	-	-	-	-	105	105	-
Consumer lots and raw land	-	8	81	89	8,886	8,975	-
Home equity lines of credit	121	33	98	252	36,563	36,815	-
Consumer other	7	2	-	9	6,338	6,347	-
Total	$1,902	$265	$2,044	$4,211	$697,232	$701,443	$-

6. Loans Held for Investment (Continued)

The following table presents information on loans that were considered impaired as of September 30, 2017 and December 31, 2016. Impaired loans include loans modified as a TDR, whether on accrual or non-accrual status. At September 30, 2017, impaired loans included $826,000 of TDRs, compared to $1.9 million at December 31, 2016.

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans September 30, 2017
With no related allowance recorded:
Residential real estate	$270	$270	$-	$471	$10
Commercial real estate	3,729	3,801	-	5,490	151
Commercial lots and raw land	882	882	-	1,429	35
Commercial and industrial	88	89	-	95	3
Consumer real estate	240	259	-	212	12
Consumer lots and raw land	83	90	-	105	4
Home equity lines of credit	23	25	-	37	2
Consumer other	35	35	-	37	1
Subtotal:	5,350	5,451	-	7,876	218

With an allowance recorded:
Commercial real estate	97	97	1	236	4
Commercial and industrial	440	444	420	274	94
Consumer real estate	105	105	33	26	2
Consumer lots and raw land	586	586	102	603	20
Home equity lines of credit	53	58	36	47	4
Subtotal	1,281	1,290	592	1,186	124

Totals:
Residential	270	270	-	471	10
Commercial	5,236	5,313	421	7,524	287
Consumer	1,125	1,158	171	1,067	45
Grand Total	$6,631	$6,741	$592	$9,062	$342

		Contractual		YTD Average	Interest Income
	Recorded	Unpaid Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
Impaired Loans December 31, 2016
With no related allowance recorded:
Residential real estate	$597	$730	$-	$804	$32
Commercial real estate	6,581	6,645	-	7,742	408
Commercial lots and raw land	2,185	2,185	-	2,376	121
Commercial and industrial	102	102	-	59	5
Consumer real estate	221	232	-	257	8
Consumer lots and raw land	129	135	-	86	10
Home equity lines of credit	71	73	-	50	3
Consumer other	38	38	-	40	2
Subtotal:	9,924	10,140	-	11,414	589

With an allowance recorded:
Commercial real estate	287	287	-	579	15
Commercial and industrial	242	678	226	48	35
Consumer real estate	647	647	144	687	34
Consumer lots and raw land	23	25	23	18	3
Subtotal	1,199	1,637	393	1,332	87

Totals:
Residential	597	730	-	804	32
Commercial	9,397	9,897	226	10,804	584
Consumer	1,129	1,150	167	1,138	60
Grand Total	$11,123	$11,777	$393	$12,746	$676

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

6. Loans Held for Investment (Continued)

The following table presents information on risk ratings of the commercial, consumer, mortgage and lease receivable portfolios, segregated by loan class as of September 30, 2017 and December 31, 2016:

September 30, 2017
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$9
2-Above Average	2,641	-	784	381
3-Average	124,840	11,570	2,431	22,628
4-Acceptable	267,753	44,170	20,492	56,293
5-Watch	17,130	69	5,412	7,529
6-Special Mention	5,965	-	1,581	1,883
7-Substandard	1,802	106	-	170
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$420,131	$55,915	$30,700	$88,893

September 30, 2017
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$20,884	$444	$8,909	$40,308	$13,367
6-Special Mention	116	-	194	39	1
7-Substandard	332	-	132	190	35
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$21,332	$444	$9,235	$40,537	$13,403

September 30, 2017
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$69,327	$6,740	$130	$22,865
6-Special Mention	739	-	-	355
7-Substandard	627	-	-	91
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$70,693	$6,740	$130	$23,311

6. Loans Held for Investment (Continued)

December 31, 2016
Commercial Credit Exposure by Assigned Risk Grade	Commercial Real Estate	Commercial Construction	Commercial Lots and Raw Land	Commercial and Industrial
	(In thousands)
1-Excellent	$-	$-	$-	$72
2-Above Average	2,567	-	203	520
3-Average	112,489	13,986	2,237	14,331
4-Acceptable	237,473	40,819	22,042	48,305
5-Watch	17,869	1,184	7,027	1,890
6-Special Mention	3,424	129	1,384	672
7-Substandard	4,351	-	541	2,190
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$378,173	$56,118	$33,434	$67,980

December 31, 2016
Consumer Credit Exposure by Assigned Risk Grade	Consumer Real Estate	Consumer Construction	Consumer Lots and Raw Land	Home Equity Line of Credit	Consumer Other
	(In thousands)
Pass	$16,472	$105	$8,595	$36,474	$6,345
6-Special Mention	252	-	211	84	2
7-Substandard	243	-	169	257	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Total	$16,967	$105	$8,975	$36,815	$6,347

December 31, 2016
Mortgage and Lease Receivable Credit Exposure by Assigned Risk Grade	Residential Real Estate	Residential Construction	Residential Lots and Raw Land	Lease Receivable
	(In thousands)
Pass	$65,406	$7,875	$154	$21,236
6-Special Mention	761	-	-	-
7-Substandard	1,097	-	-	-
8-Doubtful	-	-	-	-
9-Loss	-	-	-	-
Total	$67,264	$7,875	$154	$21,236

7. Allowance for Loan and Lease Losses. The following table presents a roll forward summary of activity in the allowance for loan and lease losses (“ALLL”), by loan category, for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$695	$(33)	$-	$16	$678	$70,423
Residential construction	89	-	-	(17)	72	6,740
Residential lots and raw land	2	-	-	(1)	1	130
Commercial real estate	4,562	(4)	23	361	4,942	416,305
Commercial construction	689	-	-	(41)	648	55,915
Commercial lots and raw land	365	-	-	(38)	327	29,818
Commercial and industrial	840	(20)	3	182	1,005	88,365
Lease receivables	226	(5)	-	16	237	23,311
Consumer real estate	186	-	7	36	229	20,987
Consumer construction	1	-	-	4	5	444
Consumer lots and raw land	134	-	2	(29)	107	8,566
Home equity lines of credit	414	(5)	22	(4)	427	40,461
Consumer other	77	(8)	26	197	292	13,368
Total	8,280	(75)	83	682	8,970	774,833
Individually evaluated for impairment:
Residential real estate	-	-	16	(16)	-	270
Commercial real estate	-	-	-	1	1	3,826
Commercial lots and raw land	-	-	89	(89)	-	882
Commercial and industrial	226	(67)	-	261	420	528
Consumer real estate	-	-	-	33	33	345
Consumer lots and raw land	144	(26)	15	(31)	102	669
Home equity lines of credit	23	-	4	9	36	76
Consumer other	-	-	-	-	-	35
Total	393	(93)	124	168	592	6,631
Grand Total	$8,673	$(168)	$207	$850	$9,562	$781,464

7. Allowance for Loan and Lease Losses (Continued)

	September 30, 2016
	Beginning	Charge-			Ending	Total
	Balance	Offs	Recoveries	Provisions	Balance	Loans
	(In thousands)
Collectively evaluated for impairment:
Residential real estate	$730	$-	$-	$2	$732	$67,799
Residential construction	47	-	-	27	74	6,372
Residential lots and raw land	2	-	-	-	2	160
Commercial real estate	4,065	(33)	22	465	4,519	364,320
Commercial construction	518	-	70	91	679	54,854
Commercial lots and raw land	303	-	-	52	355	30,151
Commercial and industrial	641	(2)	4	126	769	59,683
Lease receivables	196	-	-	28	224	20,452
Consumer real estate	198	(6)	11	(5)	198	17,323
Consumer construction	2	-	-	1	3	252
Consumer lots and raw land	125	(4)	-	4	125	8,557
Home equity lines of credit	351	(13)	1	65	404	34,921
Consumer other	71	(40)	21	23	75	6,484
Total	7,249	(98)	129	879	8,159	671,328
Individually evaluated for impairment:
Residential real estate	-	(2)	1	1	-	774
Commercial real estate	-	(68)	3	224	159	7,509
Commercial construction	-	-	-	-	-	-
Commercial lots and raw land	365	-	-	(365)	-	2,325
Commercial and industrial	14	-	-	(14)	-	68
Consumer real estate	30	(36)	-	30	24	399
Consumer lots and raw land	209	(73)	2	(5)	133	785
Home equity lines of credit	-	-	4	19	23	53
Consumer other	-	-	-	-	-	39
Total	618	(179)	10	(110)	339	11,952
Grand Total	$7,867	$(277)	$139	$769	$8,498	$683,280

8. Troubled Debt Restructurings. The following table details performing TDR loans at September 30, 2017 and December 31, 2016, segregated by class of financing receivables:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Performing TDRs accounted for on accrual status:
Residential real estate	$-	$-
Commercial real estate	351	461
Consumer real estate	33	-
Consumer lots and raw land	53	95
Total	$437	$556
Percentage of total loans, net	0.0%	0.1%

8. Troubled Debt Restructurings (Continued)

The following table presents a roll forward of performing TDR loans for the nine months ended September 30, 2017 and 2016:

	Beginning Balance	Additions (1)	Charge-offs (2)	Other (3)	Ending Balance
	(In thousands)
Performing TDRs
September 30, 2017
Residential mortgage	$-	$-	$-	$-	$-
Commercial	461	252	-	(362)	351
Consumer	95	-	-	(9)	86
Total	$556	$252	$-	$(371)	$437

September 30, 2016
Residential mortgage	$-	$-	$-	$-	$-
Commercial	770	92	-	(394)	468
Consumer	107	-	-	(9)	98
Total	$877	$92	$-	$(403)	$566

The following table presents a roll forward of non-performing TDR loans for the nine months ended September 30, 2017 and 2016:

	Beginning Balance	Additions (1)	Charge-offs (2)	Other (4)	Ending Balance
	(In thousands)
Non-Performing TDRs
September 30, 2017
Residential mortgage	$324	$-	$-	$(324)	$-
Commercial	822	-	-	(652)	170
Consumer	238	-	-	(19)	219
Total	$1,384	$-	$-	$(995)	$389

September 30, 2016
Residential mortgage	$809	$-	$(2)	$(308)	$499
Commercial	534	-	-	(235)	299
Consumer	159	92	-	(9)	242
Total	$1,502	$92	$(2)	$(552)	$1,040

1.	Includes new TDRs and increases to existing TDRs.
2.	Post modification charge-offs.
3.	Includes principal payments, paydowns and performing loans previously restructured at market rates that are no longer reported as TDRs.
4.	Includes principal payments, paydowns and loans previously designated as non-performing that are currently performing in compliance with their modified terms.

The Bank performs restructurings on certain troubled loan workouts, whereby existing loans are restructured into a multiple note structure (i.e., Note A and Note B structure). The Bank separates a portion of the current outstanding debt into a new legally enforceable note (“Note A”) that is reasonably assured of repayment and performance according to prudently modified terms. The portion of the debt that is not reasonably assured of repayment (“Note B”) is adversely classified and charged-off as appropriate. The following table provides information on multiple note restructures for certain commercial real estate loan workouts as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	(In thousands)
Note A Structure
Commercial real estate (1)	$334	$352
Note B Structure
Commercial real estate (2)	$207	$207
Reduction of interest income (3)	$7	$8

(1)	If Note A was on nonaccrual status, it may be placed back on accrual status based on sustained historical payment performance of generally nine months.
(2)	Note B is immediately charged-off upon restructuring; however, payment in full is due at maturity of the note.
(3)	Reflects amount of interest income reduction during the nine months ended September 30, 2017 and 2016, as a result of multiple note restructures.

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

9. Other Real Estate Owned. The following table reflects the changes in other real estate owned (“OREO”) during the nine months ended September 30, 2017 and 2016:

	Beginning			Fair Value	Ending
	Balance	Additions	Sales, net	Adjustments	Balance
	(In thousands)
Nine Months Ended:

September 30, 2017	$3,229	$440	$(1,293)	$(192)	$2,184

September 30, 2016	$6,125	$464	$(1,668)	$(111)	$4,810

Fair value adjustments are recorded in order to adjust the carrying values of OREO properties to estimated fair market values. In most cases, estimated fair market values are derived from an initial appraisal, an updated appraisal or other forms of internal evaluations. In certain instances when a listing agreement is renewed for a lesser amount, carrying values will be adjusted to the lesser fair value amount. Additionally, in certain instances when an offer to purchase is received near the end of a quarterly accounting period for less than the carrying value, and the sale does not close until the next accounting period, the carrying value will be adjusted to the lesser fair value amount. At September 30, 2017, OREO consisted of residential and commercial properties, developed lots and raw land.

10. Premises and Equipment. The following table presents premises and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Land	$2,807,558	$2,817,308
Office buildings and improvements	10,232,652	9,667,612
Furniture, fixtures and equipment	9,704,526	9,877,872
Vehicles	623,039	621,238
Projects/work in process	543,844	571,784
	23,911,619	23,555,814
Less accumulated depreciation	13,112,576	12,264,218
Total	$10,799,043	$11,291,596

The Bank leases certain branch facilities and equipment under separate agreements that expire at various dates through October 30, 2027. Rental expense of $331,985 and $997,401 during the three and nine months ended September 30, 2017, and $344,166 and $1,032,125 during the three and nine months ended September 30, 2016, respectively, is included in premises and equipment expense on the accompanying consolidated statements of operations.

Future rental expenses under these leases as of September 30, 2017 are as follows:

2017	$331,421
2018	1,120,227
2019	860,528
2020	640,102
2021	541,209
Thereafter	1,553,207
Total	$5,046,694

11. Goodwill and Other Intangibles. The following table presents activity for goodwill and other intangible assets for the nine months ended September 30, 2017 and 2016:

	Goodwill	Identifiable Intangibles	Total
Nine Months Ended September 30, 2017:
Balance at December 31, 2016	$4,218,576	$1,611,187	$5,829,763
Amortization	-	(181,258)	(181,258)
Balance at September 30, 2017	$4,218,576	$1,429,929	$5,648,505

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$4,218,576	$1,895,514	$6,114,090
Amortization	-	(213,245)	(213,245)
Balance at September 30, 2016	$4,218,576	$1,682,269	$5,900,845

The following table presents a rollforward of the gross carrying amount, new acquisitions, accumulated amortization and net book value for the Company’s core deposit intangible (“CDI”), related to the acquisition of branch offices from Bank of America, N.A. on December 12, 2014. The CDI is the only identifiable intangible asset subject to amortization at September 30, 2017 and December 31, 2016, respectively:

Identifiable Intangibles
Net book value at December 31, 2015	$1,895,514
Accumulated amortization	(284,327)
Net book value at December 31, 2016	1,611,187
Accumulated amortization	(181,258)
Net book value at September 30, 2017	$1,429,929

The following table presents estimated future amortization expense of the CDI. At September 30, 2017, the remaining life of the CDI was 7.25 years.

2017	$60,419
2018	223,002
2019	223,002
2020	223,002
2021	223,002
Thereafter	477,502
Total	$1,429,929

12. Deposits. The following table presents the distribution of the Company’s deposit accounts as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Demand accounts:
Non-interest bearing checking	$212,521	$196,917
Interest bearing checking	231,529	189,401
Money market	92,366	82,698
Savings accounts	146,933	145,032
Certificate accounts	261,939	256,552
Total deposits	$945,288	$870,600

At September 30, 2017, the scheduled maturities of certificate accounts were as follows:

	$250,000 or Less	More than $250,000	Total
	(In thousands)
Three months or less	$54,899	$10,302	$65,201
Over three months through one year	77,480	20,437	97,917
Over one year through three years	52,179	25,259	77,438
Over three years	15,463	5,920	21,383
Total time deposits	$200,021	$61,918	$261,939

The aggregate amount of time deposits with balances of $250,000 or more was $61.9 million and $39.2 million at September 30, 2017 and December 31, 2016, respectively.

13. Borrowed Money. The Bank had $16.5 million of FHLB borrowings outstanding at September 30, 2017, compared to $17.0 million at December 31, 2016. The Bank pledges its stock in the FHLB and certain loans as collateral for actual or potential FHLB advances. At September 30, 2017 and December 31, 2016, the Bank had $265.0 million and $246.2 million, respectively, of credit available with the FHLB. At September 30, 2017, the Bank had lendable collateral value with the FHLB totaling $222.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit.

The following table details the Bank’s FHLB advances outstanding and the related maturity dates and interest rates at September 30, 2017:

Maturity Date	Interest Rate	Amount
		(Dollars in thousands)
June 22, 2018	1.330%	$1,000
June 25, 2018	0.870%	1,000
June 25, 2018	1.360%	2,000
June 29, 2018	1.340%	1,000
December 21, 2018	1.470%	2,500
June 24, 2019	1.048%	1,000
July 8, 2019	1.620%	2,000
June 22, 2020	1.720%	3,000
June 29, 2020	1.980%	2,000
July 6, 2020	1.890%	1,000
		$16,500

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

Consolidated debt obligations as of September 30, 2017 related to the Trust holding solely Debentures of the Company follows:

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

15. Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from those of the Bank. At September 30, 2017 and December 31, 2016, the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

15. Regulatory Capital (Continued)

As of September 30, 2017, the Bank’s regulatory capital position is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2017, that management believes have changed the Bank's well capitalized category. Beginning in 2015, the Bank became subject to the Basel III Capital Rules. As a result, certain items in the risk-based capital calculation have changed and the Common Equity Tier 1 Risk-Based Capital Ratio (“CET1”) is now being measured and monitored. For the Bank’s capital structure, the CET1 Capital Ratio and the Tier 1 Risk-Based Capital Ratio are identical.

Basel III limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a capital conservation buffer consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increases each year until fully implemented at 2.50% on January 1, 2019. The CET1 capital conservation buffer for 2017 is 1.25% and the Bank’s buffer as of September 30, 2017 was 4.57%. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus the capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.00%. The Bank’s actual regulatory capital amounts and ratios as of September 30, 2017 and December 31, 2016 are as follows:

	9/30/2017		12/31/2016
Regulatory Capital Amounts and Ratios	Amount	Ratio (1)	Amount	Ratio (2)
	(Dollars in thousands)
Total risk-based capital (1)	$104,381	12.947%	$96,502	13.009%
Tier 1 risk-based capital (1)	94,535	11.725%	87,517	11.798%
Common equity Tier 1 risk-based capital (1)	94,535	11.725%	87,517	11.798%
Tier 1 leverage capital	94,535	8.956%	87,517	8.894%

(1) Includes 1.25% phase in for capital conservation buffer.

(2) Includes 0.625% phase in for capital conservation buffer.

16. Stock-Based Compensation. The Company had two stock-based compensation plans at September 30, 2017. The shares outstanding are for grants under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”). In connection with the Merger discussed in Note 1 above, the vesting date on all remaining nonvested stock option shares and restricted stock awards was accelerated to September 30, 2017.

The 1997 Plan matured on April 8, 2008 and no additional options may be granted under the 1997 Plan. At September 30, 2017, the 1997 Plan had 18,250 vested unexercised stock option shares. At September 30, 2017, the 2008 Plan included 119,100 vested unexercised stock option shares, and 804,650 shares available to be granted.

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

A summary of option activity under the Plans during the nine month periods ended September 30, 2017 and 2016 is presented below:

	Options Outstanding	Price	Aggregate Intrinsic Value
Period Ended September 30, 2017:
Outstanding at December 31, 2016	147,750	$9.91
Granted	-	-
Forfeited	(1,300)	8.08
Expired	-	-
Exercised	(9,100)	9.42
Outstanding at September 30, 2017	137,350	9.96	$1,246,056
Vested and Exercisable at September 30, 2017	137,350	$9.96	$1,246,056
Period Ended September 30, 2016:
Outstanding at December 31, 2015	165,750	$10.76
Granted	-	-
Forfeited	(4,550)	20.90
Expired	(5,750)	27.71
Exercised	(6,450)	5.84
Outstanding at September 30, 2016	149,000	10.01	$348,910
Vested and Exercisable at September 30, 2016	112,850	$11.00	$240,059

16. Stock-Based Compensation (Continued)

The following table summarizes other information about the Company’s outstanding options and exercisable options as of September 30, 2017, including weighted-average remaining contractual term expressed in years (Life) and weighted average exercise price (Price):

	Outstanding			Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$4.00 – 10.00	84,100	5.11	$6.00	84,100	$6.00
$10.01 – 17.00	24,000	1.95	10.77	24,000	10.77
$17.01 – 30.00	29,250	0.51	20.65	29,250	20.65
	137,350	3.58	$9.96	137,350	$9.96

A summary of nonvested option shares and vesting changes during the nine months ended September 30, 2017 and 2016 is presented below:

	September 30, 2017		September 30, 2016
	Shares	Price	Shares	Price
Period Ended:
Nonvested at beginning of period	32,150	$7.09	53,300	$6.67
Granted	-	-	-	-
Forfeited	(1,300)	8.08	(950)	7.39
Vested	(30,850)	7.05	(16,150)	6.03
Nonvested at end of period	0	$0.00	36,200	$6.94

Total compensation expense charged to income for stock options was $65,473 and $84,470, respectively, for the three and nine months ended September 30, 2017, compared to compensation expense of $10,019 and $33,582, respectively, for the three and nine months ended September 30, 2016. Compensation expense charged to income for stock options for the three and nine months ended September 30, 2017 included $56,973, respectively, of expense attributable to the accelerated vesting of all remaining granted unexercised shares.

Restricted Stock Awards. The Company measures the fair value of restricted shares based on the price of its common stock on the grant date and compensation expense is recorded over the vesting period. There were no restricted stock awards granted during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, 3,000 restricted stock awards were granted with a four year vesting period, and 2,200 restricted stock awards were granted with a five year vesting period. Total compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2017 was $43,250 and $62,298, respectively, compared to $9,470 and $28,036, respectively, for the three and nine months ended September 30, 2016. Compensation expense charged to income for restricted stock awards for the three and nine months ended September 30, 2017 included $33,727, respectively, of expense attributable to the accelerated vesting of all remaining awarded nonvested shares.

A summary of nonvested restricted stock awards and vesting changes during the nine months ended September 30, 2017 and 2016 is presented below:

	September 30, 2017		September 30, 2016
	Shares	Price	Shares	Price
Period Ended:
Nonvested at beginning of period	11,750	$8.27	10,425	$8.36
Granted	-	-	5,200	8.15
Forfeited	-	-	(200)	8.15
Vested	(11,750)	8.27	(3,475)	8.36
Nonvested at end of period	0	$0.00	11,950	$8.27

16. Stock-Based Compensation (Continued)

The following table reflects the combined impact of fair value compensation cost recognition for stock options and restricted stock awards on income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended September 30, 2017 and 2016:

	Three Months Ended 9/30/17	Three Months Ended 9/30/16	Nine months Ended 9/30/17	Nine months Ended 9/30/16
Decrease in net income before income taxes	$108,723	$19,489	$146,768	$61,618
Decrease in net income	$108,723	$19,489	$146,768	$61,618
Decrease in basic earnings per share	$0.01	$0.00	$0.01	$0.01
Decrease in diluted earnings per share	$0.01	$0.00	$0.02	$0.01

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

17. Fair Value Measurement (Continued)

Assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	September 30, 2017	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$23,837	$23,837	$-	$-
Mortgage-backed securities	82,730	-	82,730	-
Municipal securities	57,120	-	57,120	-
Corporate bonds	26,886	-	26,886	-
Mortgage loans held for sale	3,815	-	3,815	-
Bank-owned life insurance	18,483	-	18,483	-
Interest rate swap	66	-	66	-
Total September 30, 2016	$212,937	$23,837	$189,100	$-

Description	December 31, 2016	Level 1	Level 2	Level 3
Securities available-for-sale:
Government agencies	$16,995	$16,995	$-	$-
Mortgage-backed securities	95,116	-	95,116	-
Municipal securities	53,682	-	53,682	-
Corporate bonds	26,813	-	26,813	-
Mortgage loans held for sale	5,099	-	5,099	-
Bank-owned life insurance	18,080	-	18,080	-
Interest rate swap	121	-	121	-
Total December 31, 2016	$215,906	$16,995	$198,911	$-

Assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value	Quoted Prices In Active Markets for Identical Assets	Significant Observable Inputs- Outputs	Significant Unobservable Inputs
	(In thousands)
Description	September 30, 2017	Level 1	Level 2	Level 3
Impaired loans, net	$6,039	$-	$-	$6,039
Other real estate owned	2,184	-	-	2,184
Total September 30, 2016	$8,223	$-	$-	$8,223

Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans, net	$10,730	$-	$-	$10,730
Other real estate owned	3,229	-	-	3,229
Total December 31, 2016	$13,959	$-	$-	$13,959

Impaired loans at September 30, 2017 and December 31, 2016 include $5.4 million and $9.9 million, respectively, of loans identified as impaired, even though an impairment analysis calculated pursuant to ASC 310-10-35 resulted in no allowance.

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

17. Fair Value Measurement (Continued)

OREO is recorded at fair value upon transfer of a loan to foreclosed assets, based on the appraised market value of the property. OREO is reviewed quarterly and values are adjusted as determined appropriate. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is impaired below the appraised value and there is no observable market price, the Bank classifies the foreclosed asset as non-recurring Level 3. Fair value adjustments of $15,220 and $192,139, respectively, were made to OREO during the three and nine months ended September 30, 2017, compared to $1,000 and $111,170, respectively, made during the three and nine months ended September 30, 2016.

No liabilities were measured at fair value on a recurring or non-recurring basis as of September 30, 2017 or December 31, 2016.

18. Fair Value of Financial Instruments. The following table represents the recorded carrying values, estimated fair values and fair value hierarchy within which the fair value measurements of the Company’s financial instruments are categorized at September 30, 2017 and December 31, 2016:

	Level in	September 30, 2017		December 31, 2016
	Fair Value	Estimated	Carrying	Estimated	Carrying
	Hierarchy	Fair Value	Amount	Fair Value	Amount
		(In thousands)
Financial assets:
Cash and due from banks	Level 1	$19,923	$19,923	$22,855	$22,855
Interest-bearing deposits in other banks	Level 1	36,904	36,904	23,321	23,321
Securities available for sale	Level 1	23,837	23,837	16,995	16,995
Securities available for sale	Level 2	166,736	166,736	175,611	175,611
Securities held to maturity	Level 2	508	506	511	510
Loans held for sale	Level 2	3,815	3,815	5,099	5,099
Loans and leases HFI, net, less impaired loans	Level 2	764,002	765,113	678,911	681,239
Stock in FHLB of Atlanta	Level 2	1,593	1,593	1,574	1,574
Accrued interest receivable	Level 2	3,596	3,596	3,526	3,526
Interest rate swap	Level 2	66	66	121	121
Bank-owned life insurance	Level 2	18,483	18,483	18,080	18,080
Impaired loans HFI, net of related allowance	Level 3	6,039	6,039	10,730	10,730
Mortgage servicing rights	Level 3	2,925	2,171	3,128	2,149
Financial liabilities:
Deposits	Level 2	$943,880	$945,288	$869,591	$870,600
Junior subordinated debentures	Level 2	10,310	10,310	10,310	10,310

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

21. Subsequent Events. On November 1, 2017, the Company completed the previously announced merger with CARO, whereby the Company merged with and into CARO (the Merger), with CARO as the surviving corporation in the Merger. Immediately following the consummation of the Merger, First South Bank, a wholly owned subsidiary of the Company, merged with and into CresCom Bank, a wholly owned subsidiary of CARO (the Bank Merger), with CresCom Bank as the surviving bank in the Bank Merger. See “Explanatory Note” and Note 1. “Basis of Presentation” above for additional information.

We have evaluated subsequent events occurring after September 30, 2017, and concluded that no material transactions, other than the Merger transaction noted above, occurred that provided additional evidence about conditions that existed at or after September 30, 2017, that required adjustments to or disclosure in the Consolidated Financial Statements.

22. Recent Accounting Pronouncements. Pursuant to the Merger transaction noted above, the Company ceased to exist effective as of November 1, 2017. Consequently, after November 1, 2017 the Company is no longer subject to the Accounting Standards Updates issued by the Financial Accounting Standards Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

First South Bancorp, Inc. (the "Company" or “FSBK”) was formed for the purpose of issuing common stock and owning 100% of the stock of First South Bank (the "Bank") and operating through the Bank a commercial banking business. The discussion below focuses primarily on the Bank's results of operations. The Bank has one significant operating segment, providing commercial and retail banking services to its markets located in the state of North Carolina. As of September 30, 2017, the Company’s common stock was traded on the NASDAQ Global Select Market under the symbol "FSBK". Pursuant to the merger with CARO as described below, all shares of the Company were converted into shares of CARO and trading of FSBK shares was suspended by NASDAQ effective upon opening of business on November 1, 2017.

Mergers and Acquisitions.

Merger with Carolina Financial Corporation. On June 9, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Carolina Financial Corporation (“CARO”). As the Merger Agreement provides, the Company was merged with and into CARO (the “Merger”), with CARO continuing as the surviving corporation. In addition, following consummation of the Merger, the Bank was merged with and into CARO’s wholly-owned subsidiary, CresCom Bank ("CresCom"), with CresCom continuing as the surviving entity (the “Bank Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders had the right to receive 0.5064 shares of CARO common stock for each share of the Company’s common stock. Cash will be paid in lieu of fractional shares. The transaction closed on November 1, 2017.

Comparison of Financial Condition at September 30, 2017, and December 31, 2016. Total assets increased by $82.8 million, or 8.4% to $1.1 billion at September 30, 2017, from $990.7 million at December 31, 2016. Earning assets increased by $90.3 million, or 9.8% to $1.0 billion at September 30, 2017, from $922.2 million at December 31, 2016. The increases are primarily attributable to growth in the loan and lease portfolio (“loans”) and interest-bearing deposits as the Bank’s robust deposit growth continues to support our strong liquidity position. The ratio of earning assets to total assets was 94.3% at September 30, 2017, compared to 93.1% at December 31, 2016.

Interest-bearing deposits with banks increased to $36.9 million at September 30, 2017, from $23.3 million at December 31, 2016. These funds are available to support loan originations, securities purchases, deposit withdrawals, liquidity management activities as well as daily operations of the Bank.

The investment securities portfolio totaled $191.1 million at September 30, 2017, versus $193.1 million at December 31, 2016. The Bank may make changes in the investment securities portfolio mix to manage sensitivity to future interest rate changes. See “Note 4. Investment Securities” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage loans held for sale totaled $3.8 million at September 30, 2017, compared to $5.1 million at December 31, 2016. During the nine months ended September 30, 2017, there were $33.0 million of loan sales, $30.8 million of loan originations, net of principal payments, and $980,000 of net realized gains. See “Note 5. Loans Held for Sale” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total loans held for investment grew by $80.1 million during the current nine month period, or 11.4% to $780.7 million at September 30, 2017, from $700.6 million at December 31, 2016. During the nine months ended September 30, 2017, there were $80.5 million of originations, net of principal payments, and $440,000 of transfers to other real estate owned (“OREO”). The loans-to-deposit ratio increased to 83.0% at September 30, 2017, from 81.1% at December 31, 2016, as loan growth outpaced deposit growth during the nine months ended September 30, 2017. See “Note 6. Loans Held for Investment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Improving asset quality metrics is a key component of the Bank’s performance objectives. Loans held for investment on nonaccrual status, including troubled debt restructurings (“TDRs”) on nonaccrual status declined to $2.3 million at September 30, 2017, from $3.1 million at December 31, 2016. Management and the Board of Directors (“Board”) are committed to improving asset quality, as we believe it is a key driver of stock price performance and overall stockholder value. The ratio of loans held for investment on nonaccrual status to total loans held for investment declined to 0.30% at September 30, 2017, from 0.44% at December 31, 2016.

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

The quarterly assessment of ALLL adequacy includes an analysis of historical loss percentages of both classified and pass loans, as well as qualitative risk factors allocated among specific categories of loans. In developing this analysis, the Bank relies on actual loss history for the most recent twelve quarters and uses management’s best judgment in assessing credit risk. The assessment of qualitative factors includes various subjective components assessed in terms of basis points used in determining the ALLL adequacy. The evaluation of qualitative risk factors may result in a positive or negative adjustment to the ALLL methodology. There were no significant changes in accounting policy and methodology used to estimate the ALLL during the nine months ended September 30, 2017.

The ALLL was $9.6 million at September 30, 2017, compared to $8.7 million at December 31, 2016. The ratio of the ALLL to loans held for investment was 1.22% at September 30, 2017, compared to 1.24% at December 31, 2016. During the nine months ended September 30, 2017, there were $850,000 of provision for credit losses and $38,000 of net recoveries. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)”and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” for additional information.

Based on an impairment analysis of loans held for investment, there were $6.6 million of loans classified as impaired, net of $110,000 in write-downs at September 30, 2017, compared to $11.1 million classified as impaired, net of $654,000 in write-downs at December 31, 2016. At September 30, 2017 and December 31, 2016, the ALLL included $592,000 and $393,000 specifically provided for impaired loans, respectively.

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

The Bank offers a variety of TDR programs on a loan-by-loan basis in which, for economic or legal reasons related to an individual borrower’s financial condition, it grants a concession to the borrower that would not otherwise be considered. The restructuring of a troubled loan may include, but is not limited to any one or a combination of the following: a modification of the loan terms such as a reduction of the contractual interest rate, principal, payment amount or accrued interest; an extension of the maturity date at a stated interest rate lower than the current market rate for a new debt with similar risks; a change in payment type, e.g. from principal and interest, to interest only with all principal and interest due at maturity; a substitution or acceptance of additional collateral; and a substitution or addition of new debtors for the original borrower.

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

OREO acquired from foreclosures declined to $2.2 million at September 30, 2017, from $3.2 million at December 31, 2016. During the nine months ended September 30, 2017, there were $1.3 million of disposals, $192,000 of valuation adjustments and $440,000 of additions. OREO consists of residential and commercial properties, developed lots and raw land. The Bank believes the adjusted carrying values of these properties are representative of their fair market values, although there can be no assurances that ultimate sales will be equal to or greater than the carrying values. See “Note 9. Other Real Estate Owned” and “Note 17. Fair Value Measurement” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Mortgage servicing rights (“MSRs”) were $2.2 million at September 30, 2017, compared to $2.1 million at December 31, 2016. The principal amount of loans serviced for others was $366.8 million at September 30, 2017, versus $372.0 million at December 31, 2016, as principal received exceeded the volume of new loans sold servicing retained.

The Bank’s investment in bank-owned life insurance (“BOLI”) was $18.5 million at September 30, 2017, compared to $18.1 million at December 31, 2016. The investment returns from the BOLI are utilized to offset a portion of the cost of providing benefit plans to certain employees.

Goodwill was $4.2 million at both September 30, 2017 and December 31, 2016 and is tested for impairment annually. The Company’s most recent annual test determined there was no goodwill impairment. Identifiable intangible assets were $1.4 million at September 30, 2017, compared to $1.6 million at December 31, 2016, reflecting the core deposit intangible associated with a prior period branch acquisition transaction, which is being amortized over a ten year period. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total deposits increased by $74.7 million, or 8.6% to $945.3 million at September 30, 2017, from $870.6 million at December 31, 2016. For the current nine month period, non-maturity deposits (personal and business checking, savings and money market accounts) grew by $69.3 million, or 11.3% to $683.3 million at September 30, 2017, from $614.0 million at December 31, 2016.

Certificates of deposit (“CDs”) grew by $5.4 million, to $261.9 million at September 30, 2017, from $256.6 million at December 31, 2016. CDs represented 27.7% and 29.5% of total deposits at September 30, 2017 and December 31, 2016, respectively. The Bank attempts to manage its cost of deposits through a combination of monitoring the volume and pricing of new and maturing CDs and growth in non-maturity deposits, in relationship to current funding needs and market interest rates. See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” and “Interest Expense” below for additional information regarding deposits and the cost of funds.

Federal Home Loan Bank (“FHLB”) borrowings declined to $16.5 million at September 30, 2017, from $17.0 million at December 31, 2016. The Bank may use FHLB borrowings as a funding source to provide an effective means of managing its overall cost of funds and to manage its exposure to interest rate risk. There were $10.3 million of junior subordinated debentures outstanding at both September 30, 2017 and December 31, 2016, respectively. See “Note 13. Borrowed Money” and “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Stockholders' equity increased by $7.4 million to $94.6 million at September 30, 2017, from $87.2 million at December 31, 2016. This increase primarily reflects the $6.8 million of net income earned for the nine months ended September 30, 2017, a $1.4 million increase in accumulated other comprehensive income resulting from the mark-to-market adjustment of the available-for-sale securities portfolio, and is net of $998,000 of dividends declared. There were 9,504,991 common shares outstanding at September 30, 2017, compared to 9,494,935 shares outstanding at December 31, 2016, reflecting the net effect of 4,478 shares issued pursuant to the vesting of restricted stock awards and 5,578 shares issued pursuant to a stock option exercise during the current nine month period.

Accumulated other comprehensive income increased to $2.9 million at September 30, 2017, from $1.5 million at December 31, 2016, reflecting an increase in the mark-to-market adjustment in net unrealized gains in the available-for-sale investment securities portfolio, based on current market prices. See “Consolidated Statements of Comprehensive Income” and “Note 3. Comprehensive Income and Accumulated Other Comprehensive Income” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The tangible equity to assets ratio was 8.29% at September 30, 2017, versus 8.21% at December 31, 2016; and the tangible book value per common share increased to $9.36 at September 30, 2017, from $8.57 at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by its federal and state banking regulators. As of September 30, 2017, the Bank's regulatory capital ratios were in excess of all regulatory requirements and the Bank’s regulatory capital position is categorized as “well capitalized”. There are no conditions or events since September 30, 2017 that management believes have changed the Bank's well capitalized category. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” and “Liquidity and Capital Resources” below for additional information.

Comparison of Operating Results – Three and Nine Months Ended September 30, 2017 and 2016.

General. Net income for the three months ended September 30, 2017 increased 53.9% to $2.9 million, or $0.31 per diluted common share, from net income of $1.9 million, or $0.20 per diluted common share earned for the comparative three month period ended September 30, 2016. The improvement in net income on a comparative quarter basis is primarily due to a $1.3 million, or 16.1% increase in net interest income, and the reduction non-interest expenses, despite $109,000 of merger-related expenses incurred during the third quarter of 2017. The improvement in comparative quarterly net interest income reflects the impact of strong loan growth over the past twelve months.

Net income for the nine months ended September 30, 2017 increased 37.8% to $6.8 million, or $0.72 per diluted common share, compared to net income of $5.0 million, or $0.52 per diluted common share earned in the nine months ended September 30, 2016. Earnings for the current nine month period were positively impacted by increases in net interest income while containing non-interest expenses, despite $387,000 of merger-related expenses incurred during the nine months ended September 30, 2017. Strong loan growth over the past twelve month period has driven the Company’s ability to improve its revenue.

Impact of Merger-Related Transaction Expenses. In connection with the merger, the Company incurred $109,000 and $387,000 of merger-related expenses that impacted our results of operations for the three and nine months ended September 30, 2017, respectively. Excluding the net effects of these expenses, net income for the three and nine months ended September 30, 2017 would have been $3.0 million and $7.1 million, respectively, and earnings per share would have been $0.31 and $0.74 per diluted common share, respectively. The following table presents net income and diluted EPS for the respective September 30, 2017 third quarter and nine month periods adjusted for the impact of the merger-related transaction expenses:

	Quarter Ended 9/30/17	Nine Months Ended 9/30/17
	(In thousands, except per share data)
Reported Net Income (GAAP)	$2,916	$6,843
Adjustments for Merger Expenses:
Professional Fees and Services	15	293
Miscellaneous Other Expenses	94	94
Total	109	387
Income Tax Benefit (Qtr-32.3% / YTD-30.8%)	(35)	(119)
Net Income Adjusted for Merger Expenses	$2,990	$7,111

Reported Diluted EPS (GAAP)	$0.31	$0.72
Impact of Merger Expenses on Diluted EPS	$0.00	$0.02
Diluted EPS Adjusted for Merger Expenses	$0.31	$0.74

Interest Income. Interest income increased to $10.7 million and $30.4 million for the three and nine months ended September 30, 2017, respectively, from $9.2 million and $26.9 million for the comparable 2016 periods. The year-over-year growth in interest income is due to changes in the composition and volume of our earning asset base, coupled with an increase in yields on earning assets. The tax equivalent yield on average earning assets increased to 4.30% and 4.22% for the three and nine months ended September 30, 2017, from 4.13% and 4.12% for the three and nine months ended September 30, 2016. Average earning assets increased to $996.9 million and $973.1 million for the three and nine months ended September 30, 2017, from $895.3 million and $878.8 million for the comparative 2016 three and nine month periods.

Interest Expense. Interest expense increased to $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, from $911,000 and $2.7 million for the comparable 2016 periods. Interest expense was primarily impacted by increased interest paid on deposits between the comparative reporting periods, reflecting the growth in total deposits discussed above. The cost of average interest-bearing liabilities increased to 0.55% and 0.54% for the respective three and nine months ended September 30, 2017, from 0.52% for both of the comparable 2016 periods. The Bank’s cost of interest-bearing liabilities has been impacted by the growth of non-maturity deposits and CDs as discussed above, as well as pricing of new and renewed CDs in the current interest rate environment.

Average interest-bearing liabilities increased to $752.6 million and $740.2 million for the three and nine months ended September 30, 2017, from $692.8 million and $687.9 for the comparable 2016 periods. Average non-interest-bearing demand deposits increased to $209.2 million and $202.0 million for the three and nine months ended September 30, 2017, from $181.0 million and $171.5 million for the 2016 three and nine months periods.

Net Interest Income. Net interest income for the three and nine months ended September 30, 2017 increased to $9.6 million and $27.4 million, from $8.3 million and $24.2 million for the comparable 2016 periods. The tax equivalent net interest margin increased to 3.89% and 3.81% for the three and nine months ended September 30, 2017, from 3.73% and 3.72% for the comparable 2016 periods. Yields on earning assets have been positively impacted by the strong growth in the Bank’s loan portfolio. This loan growth has resulted in a significant change in the mix of our earning assets over comparative periods. On the liability side of the balance sheet, continued expansion of our non-maturity deposit base, including non-interest bearing demand deposit accounts, has allowed the Company to efficiently fund its loan growth.

Yield/Cost Analysis. Table 1 below contains comparative information relating to the Company’s average balance sheet and reflects the yield on average earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2017 and 2016, respectively, presented on a tax equivalent yield basis. Tax equivalent yields related to certain investment securities exempt from federal income tax are stated on a fully taxable basis, using a 34% federal statutory tax rate and reduced by a disallowed portion of the tax exempt interest income. Average balances are derived from average daily balances. The interest rate spread represents the difference between the tax equivalent yield on average earning assets and the cost of average interest-bearing liabilities. The tax equivalent net interest margin represents tax adjusted net interest income divided by average earning assets.

Table 1 – Yield/Cost Analysis

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$782,465	$9,316	4.68%	$685,441	$7,915	4.54%
Investments and deposits	214,458	1,361	2.91 (1)	209,849	1,295	2.81 (1)
Total earning assets	996,923	10,677	4.30 (1)	895,290	9,210	4.13 (1)
Nonearning assets	65,327			73,439
Total assets	$1,062,250			$968,729

Interest bearing liabilities:
Deposits	$723,960	842	0.46	$663,983	728	0.44
Borrowings	18,288	70	1.53	18,506	56	1.18
Junior subordinated debentures	10,310	127	4.82	10,310	127	4.82
Total interest bearing liabilities	752,558	1,039	0.55	692,799	911	0.52
Noninterest bearing demand deposits	209,192	-	-	181,000	-	-
Total sources of funds	961,750	1,039	0.43	873,799	911	0.41
Other liabilities	6,516			6,449
Stockholders’ equity	93,984			88,481
Total liabilities and equity	$1,062,250			$968,729

Net interest income		$9,638			$8,299

Interest rate spread (1)(2)			3.75%			3.61%
Net interest margin (1)(3)			3.89%			3.73%
Ratio of earning assets to interest bearing liabilities			132.47%			129.23%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable	$747,448	$26,230	4.64%	$654,696	$22,749	4.59%
Investments and deposits	225,641	4,144	2.80 (1)	224,065	4,131	2.78 (1)
Total earning assets	973,089	30,374	4.22 (1)	878,761	26,880	4.12 (1)
Nonearning assets	66,548			72,970
Total assets	$1,039,637			$951,731

Interest bearing liabilities:
Deposits	$710,414	2,426	0.46	$653,116	2,095	0.43
Borrowings	19,483	193	1.32	24,450	187	1.01
Junior subordinated debentures	10,310	378	4.84	10,310	409	5.21
Total interest bearing liabilities	740,207	2,997	0.54	687,876	2,691	0.52
Noninterest bearing demand deposits	202,014	-	-	171,504	-	-
Total sources of funds	942,221	2,997	0.42	859,380	2,691	0.42
Other liabilities	5,872			6,126
Stockholders’ equity	91,544			86,225
Total liabilities and equity	$1,039,637			$951,731

Net interest income		$27,377			$24,189

Interest rate spread (1)(2)			3.68%			3.60%
Net interest margin (1)(3)			3.80%			3.72%
Ratio of earning assets to interest bearing liabilities			131.46%			127.75%

1.     Shown as a tax-adjusted yield.

2.     Represents the difference between the average yield on earning assets and the average cost of funds.

3.     Represents net interest income divided by average earning assets.

Provision for Credit Losses. The Bank's methodology for determining its provision for credit losses includes amounts specifically allocated to credits that are individually determined to be impaired and general provisions allocated to groups of loans that have not been individually assessed for impairment. The Bank recorded $100,000 and $850,000 of provisions for credit losses in the three and nine months ended September 30, 2017, compared to $220,000 and $770,000 recorded in the three and nine months ended September 30, 2016. The increase in provision for credit losses was primarily to support the $4.1 million and $80.1 million net growth in loans held for investment during the three and nine months ended September 30, 2017, respectively. Provision for credit losses is necessary to maintain the ALLL at a level that management believes is adequate to absorb probable future losses in the loan portfolio. See “Note 7. Allowance for Loan and Lease Losses” of “Notes to Consolidated Financial Statements (Unaudited)” and “Allowance for Loan and Lease Losses” and “Critical Accounting Policies - Loan Impairment and Allowance for Loan and Lease Losses” included herein for additional information.

Non-Interest Income. Total non-interest income totaled $3.5 million and $10.4 million for the three and nine months ended September 30, 2017, compared to $3.7 million and $10.8 million for the 2016 three and nine month periods. Non-interest income consists of deposit fees and service charges; loan fees and charges; mortgage loan servicing fees; gain on sale and other fees on mortgage loans, net gain on investment securities and OREO sales; and other miscellaneous income. Fees and service charges on deposits, and fees on loans and loan servicing fees earned during each period are influenced by the volume of deposits and loans outstanding, the volume of the various types of deposit and loan account transactions processed, the volume of loans serviced for others and the collection of related fees and service charges.

Deposit fees and service charges remained relatively consistent at $1.9 million and $5.7 million for both the three and nine months ended September 30, 2017 and 2016. Deposit fees and service charges represented 54.2% and 55.2% of total non-interest income for the three and nine months ended September 30, 2017, compared to 51.7% and 53.1% for the 2016 three and nine month periods. The amount of service charges and fees is generally dependent upon the volume of account transaction activity and the collection of related service charges and fees.

Total non-interest income generated from the sale and servicing of mortgage loans and loan fees was $1.1 million and $2.8 million for the three and nine months ended September 30, 2017, compared to $1.2 million and $2.6 million for the respective 2016 three and nine month periods. The Bank may sell or securitize fixed-rate residential mortgage loans to reduce interest rate and credit risk exposure, and to provide a more balanced sensitivity to future interest rate changes, while retaining certain other mortgage loans for future securitization into available-for-sale mortgage-backed securities. Proceeds from mortgage loan sales provide liquidity to support the Bank’s operating, financing and lending activities.

There were no gains on sales of investment securities available-for-sale recorded for the three and nine months ended September 30, 2017, compared to none and $467,000 for the respective 2016 three and nine month periods. During the three and nine months ended September 30, 2017, the Bank did not sell any investment securities available-for-sale, compared to none and $40.6 million sold in the 2016 three and nine month periods. Proceeds from investment securities sales in 2016 were primarily used to fund growth of our loan portfolio.

During the three and nine months ended September 30, 2017, the Bank recorded net gains of $14,000 and $70,000, from the sale of OREO compared to net gains of $77,000 and $51,000 for the respective 2016 three and nine month periods, as the Bank continued its efforts of disposing of these nonperforming assets. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest income was $435,000 and $1.5 million for the three and nine months ended September 30, 2017, compared to $477,000 and $1.6 million for the 2016 three and nine month periods. Other non-interest income includes revenue from BOLI investments. BOLI earnings were $132,000 and $403,000 for the three and nine months ended September 30, 2017, compared to $142,000 and $419,000 for the 2016 periods.

Other non-interest income also includes revenues of $93,000 and $321,000 for the three and nine months ended September 30, 2017, from gains and retained servicing fees on Small Business Administration (“SBA”) loans sold , compared to $148,000 and $434,000 for the 2016 three and nine month periods. During the first nine months of 2016, other non-interest income also included the receipt of a $230,000 non-recurring fee.

Non-Interest Expense. Total non-interest expense was $8.7 million and $27.0 million for the three and nine months ended September 30, 2017, compared to $8.9 million and $27.1 million for the 2016 three and nine month periods. Non-interest expenses for the three and nine month periods of 2017 were impacted by merger-related expenses as discussed above.

Compensation and benefit expenses, the largest component of non-interest expense, were $5.1 million and $15.2 million for the three and nine months ended September 30, 2017, compared to $5.0 million and $15.0 million for the respective 2016 three and nine month periods. The nine months ended September 30, 2016 included $65,000 of severance costs associated with branch consolidations during the period.

Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums were $156,000 and $461,000 for the three and nine months ended September 30, 2017, compared to $157,000 and $479,000 for the respective 2016 three and nine month periods. The amount of our quarterly FDIC insurance premiums is determined by an FDIC calculation method based on various risk based components, combined with growth in our balance sheet.

Premises and equipment expense remained relatively consistent at $1.3 million and $4.0 million for the three and nine months ended September 30, 2017, compared to $1.3 million and $4.1 million for the 2016 three and nine month periods. During the first quarter of 2017, we consolidated two branch locations with other nearby facilities, and three branch locations were consolidated into other facilities in the first quarter of 2016.

Marketing expenses were reduced to $97,000 and $279,000 for the three and nine months ended September 30, 2017, from $151,000 and $569,000 for the respective 2016 three and nine month periods. During the prior fiscal year, we focused marketing efforts on enhancing our brand awareness throughout our footprint.

Data processing costs were $800,000 and $2.4 million for the three and nine months ended September 30, 2017, compared to $757,000 and $2.3 million for the 2016 three and nine month periods. Data processing costs fluctuate in conjunction with growth in the volume of loan and deposit accounts, combined with transaction activity volumes.

Total amortization of intangible assets, including MSRs and identifiable intangible assets, was $153,000 and $453,000 for the three and nine months ended September 30, 2017, compared to $137,000 and $402,000 for the 2016 three and nine month periods. Amortization of MSRs was $92,000 and $272,000 for the three and nine months ended September 30, 2017, compared to $66,000 and $189,000 for the 2016 three and nine month periods. The increase in the amortization of MSRs during the respective 2017 periods is primarily attributable to amortization expense associated with a $778,000 MSR portfolio purchased in the third quarter of 2016. Amortization of the core deposit intangible, which is the only identifiable intangible asset subject to amortization, was $60,000 and $181,000 for the three and nine months ended September 30, 2017, compared to $71,000 and $213,000 for the 2016 three and nine month periods. See “Note 11. Goodwill and Other Intangibles” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Total expenses attributable to the ongoing maintenance, property taxes, insurance and valuation adjustments for OREO properties were $2,000 and $272,000 for the three and nine months ended September 30, 2017, compared to $119,000 and $426,000 for the 2016 three and nine month periods. OREO valuation adjustments included therein were $15,000 and $192,000 for the three and nine months ended September 30, 2017, compared to none and $110,000 for the 2016 three and nine month periods. Management continuously analyzes the carrying value of OREO and makes valuation adjustments as necessary. See “Note 9. Other Real Estate Owned” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Other non-interest expense was $1.1 million and $3.9 million for the three and nine months ended September 30, 2017, compared to $1.3 million and $3.8 million for the 2016 three and nine month periods. Included in other non-interest expense for the three and six months ended September 30, 2017, is $109,000 and $387,000, respectively, of merger-related expenses discussed above. In addition, during the first quarter of 2017 and the first quarter of 2016, the Bank consolidated two and three existing branches, respectively, into nearby locations. Of the locations that were consolidated, four of the facilities are leased and one was owned. The Bank sold the owned location in first quarter of 2016 and realized an $85,000 pre-tax loss, which is included in other non-interest expense during that reporting period.

Income tax expense totaled $1.4 million and $3.0 million for the three and nine months ended September 30, 2017, versus $947,000 and $2.2 million for the 2016 three and nine month periods. The effective income tax rates were 32.3% and 30.8% for the three and nine months ended September 30, 2017, compared to 33.3% and 30.6% for the for the 2016 three and nine month periods. The Bank’s investment in BOLI and tax-exempt municipal bonds contribute to more favorable effective income tax rates, which has been partially offset by the strong growth in the loan portfolio. See “Critical Accounting Policies” below for additional information.

Key Performance Ratios. Three of our key performance ratios are return on average assets (“ROA”), return on average equity (“ROE”) and the efficiency ratio. ROA improved to 1.09% and 0.88% for the three and nine months ended September 30, 2017, from 0.78% and 0.70% for the comparable 2016 three and nine month periods. ROE improved to 12.31% and 10.00% for the three and nine months ended September 30, 2017, from 8.52% and 7.69% for the comparable 2016 three and nine month periods. The efficiency ratio improved to 65.53% and 70.55% for the three and nine months ended September 30, 2017, from 73.84% and 77.31% for the comparable 2016 three and nine month periods. The efficiency ratio measures the proportion of net operating revenues that are absorbed by overhead expenses.

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

At September 30, 2017, the Bank had cash, deposits in other banks, investment securities and loans held for sale totaling $251.7 million, compared to $244.4 million at December 31, 2016. The Bank calculates its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its calculation guidelines, the Bank’s liquidity ratio was 19.8% at September 30, 2017, compared to 25.0% at December 31, 2016, which management believes is adequate.

The Bank believes it can meet liquidity needs with existing funding sources. The Bank's primary sources of funds are deposits, principal payments on loans and mortgage-backed securities, funds provided from operations, the ability to borrow from the FHLB of Atlanta and other lines of credit, and the availability of loans and investment securities available-for-sale. At September 30, 2017, the Bank had $265.0 million of credit availability with the FHLB, of which there was lendable collateral value totaling $222.9 million. Additional collateral would be required in order to access total borrowings up to the credit availability limit. In addition, at September 30, 2017, the Bank had additional capacity to borrow $116.9 million from the Federal Reserve Bank (“FRB”) Discount Window. At September 30, 2017, the Bank had $70.0 million of pre-approved, but unused lines of credit. See “Note 13. Borrowed Money” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and ratios are not significantly different from the Bank. The Bank was in compliance with all regulatory capital requirements at September 30, 2017, and December 31, 2016. See “Note 15. Regulatory Capital” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

Contractual Obligations. In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. Table 2 below reflects contractual obligations of the Company outstanding as of September 30, 2017.

Table 2 – Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowed money (1)	$16,500	$5,000	$11,500	$-	$-
Junior subordinated debentures (2)	10,310	-	-	-	10,310
Lease obligations (3)	5,047	1,196	915	702	2,234
Deposits (4)	945,288	846,467	77,438	21,383	-
Total contractual obligations	$977,145	$852,663	$89,853	$22,085	$12,544

(1)	See “Note 13. Borrowed Money” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(2)	See “Note 14. Junior Subordinated Debentures” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(3)	See “Note 10. Premises and Equipment” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.
(4)	See “Note 12. Deposits” of “Notes to Consolidated Financial Statements (Unaudited)” for additional information.

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

Table 3 – Off Balance Sheet Arrangements

	September 30, 2017	December 31, 2016
	(In Thousands)
Commitments to originate loans	$104,825	$112,070
Undrawn balances on lines of credit and credit reserves	56,811	54,186
Standby letters of credit	655	487
Total contractual obligations	$162,291	$166,743

The reserve for unfunded commitments was $284,000 and $312,000 as of September 30, 2017 and December 31, 2016, respectively, which was recorded in other liabilities on the consolidated balance sheets.

Forward-Looking Statements. The Private Securities Litigation Reform Act of 1995 states that disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. There are risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business. They include, but are not limited to, difficulties and delays in integrating CARO’s and the Company’s businesses or fully realizing cost savings and other benefits; business disruption as a result of the Merger; customer acceptance of CARO products and services; potential difficulties encountered in expanding into a new market following the Merger; economic growth; interest rate movements; timely development of technology enhancements for products; services and operating systems; the impact of competitive products; services and pricing; customer requirements; regulatory changes and similar matters; and including without limitation other factors that could cause actual results to differ materially as discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Readers of this report are cautioned not to place undue reliance on forward-looking statements that are subject to influence by these risk factors and unanticipated events, as actual results may differ materially from management's expectations. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the negative effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Management Committee (“ALCO”). To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income (“NII) at risk, which measures the impact on NII over the next twelve and twenty-four months of immediate changes in interest rates and (2) net economic value of equity (“EVE”), which measures the impact on the present value of net assets of immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. These models are subject to ALCO guidelines and are monitored regularly.

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

NII and EVE Analysis. Table 4 below presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2017.

Table 4 – NII and EVE Analysis

	September 30, 2017
	Estimated Exposure to NII	Estimated Exposure to EVE
Immediate change in interest rates:
+ 4.0%	14.13%	8.28%
+ 3.0%	11.48	9.36
+ 2.0%	7.46	9.37
+ 1.0%	3.85	6.13
No change	—	—
- 1.0%	(6.96)	(12.14)

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

Item 1A. Risk Factors: As previously discussed in this report, on November 1, 2017, the Company merged with and into CARO, with CARO as the surviving entity, subject to the terms and conditions set forth in an Agreement and Plan of Merger and Reorganization. In addition to the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2017, risk factors relating to the merger were also disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2017.

CARO’s and the Company’s respective businesses are subject to numerous risks and uncertainties, including the risks and uncertainties previously disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarterly Periods Ended March 31, 2017 and June 30, 2017, respectively, and in CARO’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Mine Safety Disclosures: Not applicable.

Item 5. Other Information: Not applicable

Item 6. Exhibits: The following exhibits are filed herewith:

Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2017 and 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) as of September 30, 2017 and December 31, 2016, and for the Three and Nine Months Ended September 30, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA FINANCIAL CORPORATION
(Successor to First South Bancorp, Inc.)

/s/ Jerold L. Rexroad	/s/ William A. Gehman, III
Jerold L. Rexroad	William A. Gehman, III
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: November 9, 2017	Date: November 9, 2017

